Form 10-Q
period 1994-01-31
HALLWOOD GROUP INC
filed 1994-03-21
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


MARK ONE
  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _________________ TO _____________________


FOR THE PERIOD ENDED JANUARY 31, 1994         COMMISSION FILE NUMBER:  1-8303


                             _____________________

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   51-0261339
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)


               3710 RAWLINS
                SUITE 1500
              DALLAS, TEXAS                                  75219
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
     DAYS.  YES  X   NO

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION
     OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.  YES      NO
     NOT APPLICABLE  X


     5,487,267 SHARES OF COMMON STOCK WERE OUTSTANDING AT FEBRUARY 28, 1994.





================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                               TABLE OF CONTENTS



ITEM NO.                                        PART I - FINANCIAL INFORMATION                       Page
- --------                                        ------------------------------                       ----
       1             Financial Statements:

                     Consolidated Balance Sheets as of  January 31, 1994
                        and July 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-4

                     Consolidated Statements of Operations for the
                        Six Months Ended January 31, 1994 and 1993  . . . . . . . . . . . . . . . .    5-6

                     Consolidated Statements of Operations for the
                        Three Months Ended January 31, 1994 and 1993  . . . . . . . . . . . . . . .    7-8

                     Consolidated Statements of Cash Flows for the
                        Six Months Ended January 31, 1994 and 1993  . . . . . . . . . . . . . . . .      9

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .  10-15

       2             Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   . . . . . . . . . . . . . .  16-19


                                                PART II - OTHER INFORMATION
                                                ---------------------------

    1 thru 6         Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . . . .  20-22

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                   ASSETS

                                                                                January 31,     July 31,
                                                                                   1994           1993
                                                                                ----------     ----------
                                                                                (Unaudited)    (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  7,999      $  7,998
     Investments in real estate affiliate   . . . . . . . . . . . . . . . .         7,421         7,869
     Mortgage loans, net  . . . . . . . . . . . . . . . . . . . . . . . . .         2,271         2,601
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .           218           636
                                                                                 --------      --------
                                                                                   17,909        19,104

  ENERGY
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .        11,697        12,385
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         1,568         1,035
     Net working capital in affiliate   . . . . . . . . . . . . . . . . . .           934         2,219
                                                                                 --------      --------
                                                                                   14,199        15,639
                                                                                 --------      --------
         TOTAL ASSET MANAGEMENT ASSETS  . . . . . . . . . . . . . . . . . .        32,108        34,743

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,199        14,389
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,079        12,501
     Property, plant and equipment, net   . . . . . . . . . . . . . . . . .         7,886         8,058
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,134         1,107
                                                                                 --------      --------
                                                                                   32,298        36,055
  HOTELS
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,887        17,038
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         1,482         1,421
                                                                                 --------      --------
                                                                                   18,369        18,459
                                                                                 --------      --------
         TOTAL OPERATING SUBSIDIARIES ASSETS  . . . . . . . . . . . . . . .        50,667        54,514

  ASSOCIATED COMPANIES
     Investments in associated companies  . . . . . . . . . . . . . . . . .        17,231        17,983
                                                                                 --------      --------
         TOTAL ASSOCIATED COMPANIES ASSETS  . . . . . . . . . . . . . . . .        17,231        17,983

  OTHER
     Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . . . .         7,450         8,533
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         6,564        11,837
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,253         1,602
     Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,429         2,048
     Investment in insurance contracts  . . . . . . . . . . . . . . . . . .           540         1,047
                                                                                 --------      --------

         TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .        19,236        25,067
                                                                                 --------      --------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      $119,242      $132,307
                                                                                 ========      ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   January 31,      July 31,
                                                                                      1994            1993
                                                                                    --------        --------
                                                                                   (Unaudited)      (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Loan payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  5,280        $  5,205
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            377             550
                                                                                    --------        --------
                                                                                       5,657           5,755

  ENERGY
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,384           8,751
     Net long-term obligations of affiliate   . . . . . . . . . . . . . . . .          3,669           4,830
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            341             165
                                                                                    --------        --------
                                                                                      11,394          13,746
                                                                                    --------        --------
         TOTAL ASSET MANAGEMENT LIABILITIES . . . . . . . . . . . . . . . . .         17,051          19,501

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          6,763           6,990
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,689           9,198
                                                                                    --------        --------
                                                                                      12,452          16,188
  HOTELS
     Loan payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,932           7,429
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            971           1,479
                                                                                    --------        --------
                                                                                       7,903           8,908
                                                                                    --------        --------
         TOTAL OPERATING SUBSIDIARIES LIABILITIES . . . . . . . . . . . . . .         20,355          25,096

ASSOCIATED COMPANIES
     Anticipatory loss - asset held for sale  . . . . . . . . . . . . . . . .          8,988          10,050
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,491           7,491
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            256              85
                                                                                    --------        --------
         TOTAL ASSOCIATED COMPANIES LIABILITIES . . . . . . . . . . . . . . .         16,735          17,626

OTHER
     7% Collateralized Senior Subordinated Debentures   . . . . . . . . . . .         29,321          29,611
     13.5% Subordinated Debentures  . . . . . . . . . . . . . . . . . . . . .         22,902          22,902
     Interest and other accrued expenses  . . . . . . . . . . . . . . . . . .          2,133           3,811
                                                                                    --------        --------
         TOTAL OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . .         54,356          56,324
                                                                                    --------        --------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . .        108,497         118,547

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.10 par value; authorized 500,000 shares; unissued  .             --              --
     Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued 6,394,709 shares at both dates;
         outstanding 5,487,267 shares at both dates . . . . . . . . . . . . .            639             639
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . .         56,755          58,088
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .        (40,292)        (38,504)
     Equity adjustment from foreign currency translation  . . . . . . . . . .            (61)           (167)
     Treasury stock, 907,442 shares at both dates; at cost  . . . . . . . . .         (6,296)         (6,296)
                                                                                    --------        --------

            TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .         10,745          13,760
                                                                                    --------        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . .       $119,242        $132,307
                                                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       Six Months Ended
                                                                                          January 31,
                                                                                   -------------------------
                                                                                       1994        1993
                                                                                    ----------  ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,000     $ 2,553
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       271         369
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .       188         246
       Loss from investments in affiliate   . . . . . . . . . . . . . . . . . . .      (289)        (13)
                                                                                    -------     -------
                                                                                      2,170       3,155

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       598         856
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       574         662
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       336         376
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         7          23
       Provision for losses   . . . . . . . . . . . . . . . . . . . . . . . . . .        --         200
                                                                                    -------     -------
                                                                                      1,515       2,117
                                                                                    -------     -------
           Income from real estate operations . . . . . . . . . . . . . . . . . .       655       1,038

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     2,921       3,713
       Interest and other income  . . . . . . . . . . . . . . . . . . . . . . . .        73         104
                                                                                    -------     -------
                                                                                      2,994       3,817


       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .     1,039       1,132
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       695         927
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       668         643
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       186         308
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       126         428
                                                                                    -------     -------
                                                                                      2,714       3,438
                                                                                    -------     -------
           Income from energy operations  . . . . . . . . . . . . . . . . . . . .       280         379
                                                                                    -------     -------
           INCOME FROM ASSET MANAGEMENT OPERATIONS  . . . . . . . . . . . . . . .       935       1,417

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,908      32,874

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,947      28,434
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     2,656       2,655
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,010       1,024
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       293         336
                                                                                    -------     -------
                                                                                     32,906      32,449
                                                                                    -------     -------
           Income from textile products operations  . . . . . . . . . . . . . . .         2         425




          See accompanying notes to consolidated financial statements

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       Six Months Ended
                                                                                          January 31,
                                                                                   -------------------------
                                                                                       1994        1993
                                                                                    ----------   ---------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 7,800     $ 8,046

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,150       7,392
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        869         780
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        335         333
                                                                                     -------     -------
                                                                                       8,354       8,505
                                                                                     -------     -------
           Loss from hotel operations . . . . . . . . . . . . . . . . . . . . . .       (554)       (459)
                                                                                     -------     -------
           LOSS FROM OPERATING SUBSIDIARIES . . . . . . . . . . . . . . . . . . .       (552)        (34)

ASSOCIATED COMPANIES
       Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        580       7,585

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        214         426
                                                                                     -------     -------
           INCOME FROM ASSOCIATED COMPANIES . . . . . . . . . . . . . . . . . . .        366       7,159

OTHER
       Recovery from investment in Alliance Bancorporation  . . . . . . . . . . .      1,703          --
       Interest on short-term investments and other income  . . . . . . . . . . .        187         182
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62         306
                                                                                     -------     -------
                                                                                       1,952         488

       Interest, net of $109 and $89, respectively,  from other segments  . . . .      2,184       3,926
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      1,115       1,982
                                                                                     -------     -------
                                                                                       3,299       5,908
                                                                                     -------     -------
           OTHER LOSS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,347)     (5,420)
                                                                                     -------     -------

       Income (loss) before income taxes  . . . . . . . . . . . . . . . . . . . .       (598)      3,122
       Income taxes (benefit)   . . . . . . . . . . . . . . . . . . . . . . . . .      1,190      (2,983)
                                                                                     -------     -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .   $(1,788)    $ 6,105
                                                                                     =======     =======

PER COMMON SHARE (PRIMARY)
           Net income (loss) per common share . . . . . . . . . . . . . . . . . .    $ (0.33)    $  1.10
                                                                                     =======     =======





         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                   -------------------------
                                                                                       1994        1993
                                                                                    ----------  ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   801     $ 1,477
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       118         165
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .        94         119
       Income (loss) from investments in affiliate  . . . . . . . . . . . . . . .       (79)         41
                                                                                    -------     -------
                                                                                        934       1,802

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       308         393
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       243         331
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       168         171
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4          17
                                                                                    -------     -------
                                                                                        723         912
                                                                                    -------     -------
           Income from real estate operations . . . . . . . . . . . . . . . . . .       211         890

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     1,402       2,040
       Interest and other income (loss)   . . . . . . . . . . . . . . . . . . . .      (138)        (47)
                                                                                    -------     -------
                                                                                      1,264       1,993

       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .       552         572
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       277         481
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       423         430
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        72         154
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26)        191
                                                                                    -------     -------
                                                                                      1,298       1,828
                                                                                    -------     -------
           Income (loss) from energy operations . . . . . . . . . . . . . . . . .       (34)        165
                                                                                    -------     -------
           INCOME FROM ASSET MANAGEMENT OPERATIONS  . . . . . . . . . . . . . . .       177       1,055

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,924      15,869

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,339      13,815
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,303       1,345
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       501         507
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       123         147
                                                                                    -------     -------
                                                                                     15,266      15,814
                                                                                    -------     -------
           Income (loss) from textile products operations . . . . . . . . . . . .      (342)         55



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                   -------------------------
                                                                                       1994       1993
                                                                                    ----------  -----------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,913     $ 4,152

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,554       3,791
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        493         404
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        164         173
                                                                                     -------     -------
                                                                                       4,211       4,368
                                                                                     -------     -------
           Loss from hotel operations . . . . . . . . . . . . . . . . . . . . . .       (298)       (216)
                                                                                     -------     -------
           LOSS FROM OPERATING SUBSIDIARIES . . . . . . . . . . . . . . . . . . .       (640)       (161)

ASSOCIATED COMPANIES
       Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2       6,652

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        105         212
                                                                                     -------     -------
           INCOME (LOSS) FROM ASSOCIATED COMPANIES  . . . . . . . . . . . . . . .       (103)      6,440

OTHER
       Recovery from investment in Alliance Bancorporation  . . . . . . . . . . .      1,703          --
       Interest on short-term investments and other income  . . . . . . . . . . .         93          99
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31          94
                                                                                     -------     -------
                                                                                       1,827         193

       Interest, net of $53 and $71, respectively,  from other segments   . . . .      1,095       1,955
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        553       1,003
                                                                                     -------     -------
                                                                                       1,648       2,958
                                                                                     -------     -------
           OTHER INCOME (LOSS), NET . . . . . . . . . . . . . . . . . . . . . . .        179      (2,765)
                                                                                     -------     -------

       Income (loss) before income taxes  . . . . . . . . . . . . . . . . . . . .       (387)      4,569
       Income taxes (benefit)   . . . . . . . . . . . . . . . . . . . . . . . . .         60      (1,752)
                                                                                     -------     -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .   $  (447)    $ 6,321
                                                                                     =======     =======

PER COMMON SHARE (PRIMARY)
           Net income (loss) per common share . . . . . . . . . . . . . . . . . .    $ (0.09)    $  1.14
                                                                                     =======     =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Six Months Ended
                                                                                               January 31,
                                                                                           ------------------
                                                                                             1994      1993
                                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss). .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,788) $  6,105
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . . . . . .        3,037     3,180
     Provision for (recovery of) losses   . . . . . . . . . . . . . . . . . . . . . .       (1,703)      200
     Undistributed income from energy affiliate   . . . . . . . . . . . . . . . . . .       (1,679)   (2,207)
     Net change in accrued interest on 13.5% Debentures   . . . . . . . . . . . . . .       (1,530)    2,959
     Distributions from energy affiliate  . . . . . . . . . . . . . . . . . . . . . .        1,177     1,386
     Net change in deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . .        1,083    (3,315)
     Proceeds from collections of mortgage loans  . . . . . . . . . . . . . . . . . .          355       802
     Equity in net income of associated company/affiliate   . . . . . . . . . . . . .         (291)   (1,364)
     Amortization of deferred gain from debenture exchange  . . . . . . . . . . . . .         (290)       --
     Amortization of mortgage loan discounts  . . . . . . . . . . . . . . . . . . . .          (25)      (40)
     Gain on sale of investment in associated company   . . . . . . . . . . . . . . .           --    (6,125)
     Increase in mortgage loans from sale of real estate  . . . . . . . . . . . . . .           --       (76)
     Net change in textile products assets and liabilities  . . . . . . . . . . . . .        3,301     2,804
     Net change in other assets and liabilities   . . . . . . . . . . . . . . . . . .         (506)      405
     Net change in energy assets and liabilities  . . . . . . . . . . . . . . . . . .           70       667
                                                                                           -------  --------

       Net cash provided by operating activities  . . . . . . . . . . . . . . . . . .        1,211     5,381

CASH FLOWS FROM INVESTING ACTIVITIES
   Disbursements related to asset held for sale   . . . . . . . . . . . . . . . . . .       (1,062)        2
   Capital expenditures to real estate and hotel properties   . . . . . . . . . . . .         (716)     (314)
   Proceeds from sale (investment in) insurance contracts, net  . . . . . . . . . . .          522      (235)
   Net change in restricted cash for investing activities   . . . . . . . . . . . . .          465      (189)
   Investments in textile products property and equipment   . . . . . . . . . . . . .         (326)     (230)
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . .          (64)       (3)
   Investments in associated companies/affiliates   . . . . . . . . . . . . . . . . .           (9)     (182)
   Proceeds from sale of investment in associated company   . . . . . . . . . . . . .           --     8,289
   Proceeds from repayment of investment in associated company  . . . . . . . . . . .           --     4,768
   Investments in marketable securities   . . . . . . . . . . . . . . . . . . . . . .           --      (776)
   Proceeds from sales of real estate   . . . . . . . . . . . . . . . . . . . . . . .           --        89
                                                                                           -------  --------

       Net cash provided by (used in) investing activities  . . . . . . . . . . . . .       (1,190)   11,219

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . .       (4,006)   (8,520)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . .       (1,454)   (1,880)
   Net change in restricted cash for financing activities   . . . . . . . . . . . . .          165     1,992
   Payment of loan fees and financing costs   . . . . . . . . . . . . . . . . . . . .           (2)     (295)
                                                                                           -------  --------

       Net cash (used in) financing activities  . . . . . . . . . . . . . . . . . . .       (5,297)   (8,703)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . .            3      (193)
                                                                                           -------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .       (5,273)    7,704
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . .       11,837     9,959
                                                                                           -------  --------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .      $ 6,564  $ 17,663
                                                                                           =======  ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                  (UNAUDITED)




1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the fiscal year ended July 31, 1993.

2. INVESTMENTS IN ASSOCIATED COMPANIES AND AFFILIATE (DOLLAR AMOUNTS IN
   THOUSANDS)



                                      As of January 31, 1994                                 Income (loss) from investments
                                    --------------------------  Amount at which carried at,     for the six months ended
                                        Number of      Cost or  ---------------------------           January 31,
       Business segments and             shares,      ascribed    January 31,    July 31,    ------------------------------
     description of investment      warrants or units   value        1994          1993           1994           1993
- ----------------------------------- ----------------- --------     --------      --------      ----------     ----------
ASSOCIATED COMPANIES
   SHOWBIZ PIZZA TIME, INC.(A)
   --Common stock . . . . . . .         1,784,193      $5,438       $16,011       $16,763           --               --
     Equity in earnings . . . .                            --            --            --        $ 580           $1,377
     Gain on sale of shares . .                                                                     --            6,125
   --Floating rate
     subordinated bond interest                            --            --            --           --               83
                                                       ------       -------       -------        -----           ------
                                                        5,438        16,011        16,763          580            7,585
                                                       ------       -------       -------        -----           ------
   OAKHURST CAPITAL, INC. (B)
   --Common stock . . . . . . .           398,838       1,192         1,000         1,000           --               --
   --Warrants to purchase
     common stock . . . . . . .           146,621         953           220           220           --               --
                                                       ------       -------       -------        -----           ------
                                                        2,145         1,220         1,220           --               --
                                                       ------       -------       -------        -----           ------

     Totals . . . . . . . . . .                        $7,583       $17,231       $17,983        $ 580           $7,585
                                                       ======       =======       =======        =====           ======

AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (C)
   -- General partnership interest             --      $8,650       $ 7,421       $ 7,718        $(130)          $   (9)
   -- Limited partnership units           441,845         906            --           151         (159)              (4)
                                                       ------       -------       -------        -----           ------

     Totals . . . . . . . . . .                        $9,556       $ 7,421       $ 7,869        $(289)          $  (13)
                                                       ======       =======       =======        =====           ======

(A) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), on the equity method of accounting. For the six-month period ended January 31, 1994, the Company recorded its pro-rata share of ShowBiz's earnings in the amount of $580,000. The Company also recorded its pro-rata share of various stockholders' equity transactions. The financial impact of those shareholders' equity transactions, principally the purchase of treasury stock at prices in excess of book value and the exercise of ShowBiz warrants and options at exercise prices below book value, resulted in a non-cash reduction in the carrying value of the Company's investment in ShowBiz and a corresponding reduction in additional paid-in capital in the amount of $1,333,000.

     As of January 31, 1994, the Company owned approximately 13% of ShowBiz, and all of the Company's shares are pledged to secure the Margin Loan discussed in Note 5.

(B) On February 14, 1994 the Company completed the all cash sale of its entire investment in Oakhurst Capital, Inc. ("Oakhurst") for $1,250,000. The $30,000 gain will be recorded in the Company's third fiscal quarter ending April 30, 1994.

(C) As of January 31, 1994, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partnership interest, and the Company owned a 5% limited partnership interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                  (UNAUDITED)




        Due to recording the Company's pro rata share of equity losses from HRP the carrying value of the Company's investment in HRP's limited partnership units had been reduced to zero; therefore, the Company no longer records its pro rata share of losses as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses before any equity income could be recognized.

        The cost of the general partner interest includes the value of rights to provide asset management and property management services to HRP. The value ascribed to the property management rights included in the general partnership interest did not become effective until November 1, 1993, since the seller of the general partner interest retained those property management rights for a three-year period following the sale. As of November 1, 1993 the Company commenced amortization of the cost attributed to these property management rights, and for the quarter ended January 31, 1994 amortization was $168,000. During the preceeding period from June 1, 1991 through October 31, 1993, the Company had fully amortized the $2,475,000 cost of the property management contracts acquired from the former general partner.

        As further discussed in Note 5, the Company has pledged its 441,845 HRP limited partnership units to collateralize a $500,000 note payable.

The quoted market price per share and the Company's carrying value per share of the common shares of ShowBiz and Oakhurst (assuming exercise of warrants) and the limited partnership units of HRP at January 31, 1994 were:

                                                                                         AMOUNT PER SHARE
                                                                                        ------------------
                                                                                        MARKET    CARRYING
                                                                                         PRICE      VALUE
                                                                                        ------    --------
           ShowBiz common shares  . . . . . . . . . . . . . . . . . . . . . . . . .      $12.75     $9.10
           Oakhurst common shares . . . . . . . . . . . . . . . . . . . . . . . . .        2.13      2.51
           HRP limited partnership units  . . . . . . . . . . . . . . . . . . . . .        2.00        --

The general partnership interest of HRP is not publicly traded.

3. CONTINGENCIES

      As discussed in Note 18 of the Company's consolidated financial statements contained in its annual report on Form 10-K for the year ended July 31, 1993, all contingencies described therein remain in effect at January 31, 1994. In addition to the matters discussed in Note 4 and the expected completion of the jury trial in the Equitec Rollup litigation before the end of the Company's next fiscal quarter, the Company is a named defendant in Nitti v. Frank, et al, in the 68th District Court of Dallas County, Texas (No. 93-06753-C), in which the plaintiff, purporting to act derivatively on behalf of ShowBiz Pizza Time, Inc., contends among other things that the defendants (most of whom are directors of ShowBiz and some of whom are directors of the Company) made misleading statements on behalf of ShowBiz to the securities market, breached fiduciary duties to stockholders of ShowBiz, committed constructive fraud and unjustly enriched themselves by selling ShowBiz stock prior to ShowBiz's report of a reduced earnings estimate in June 1993. Plaintiffs demand restitution and/or unspecified damages and punitive and exemplary damages. The Company intends vigorously to defend this action and does not believe the ultimate outcome will materially affect the Company. In addition, in response to a formal investigative order of the Securities and Exchange Commission, the Company and certain of its officers have provided testimony and produced the documents regarding the Company's sale of shares of ShowBiz Pizza Time., Inc. in June 1993.

4. ANTICIPATORY LOSS - ASSET HELD FOR SALE

      The Company acquired its investment in Integra-A Hotel and Restaurand Company ("Integra") as a restructuring fee for its assistance in implementing a plan of financial restructuring in 1986 and through subsequent stock purchases. On December 30, 1988, Integra completed a spin-off of its ShowBiz subsidiary, which resulted in an allocation of the Company's Integra investment between the two entities and a reduction of the Company's investment in Integra.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                  (UNAUDITED)




      The Company resolved to dispose of its remaining Integra investment in July 1990, therefore reclassifying it as an asset held for sale for financial reporting purposes. In connection with the planned disposition the Company provided additional financing to Integra; however, the continuation of the recession resulted in a deterioration of Integra's financial position, and eventually its July 14, 1992 chapter 11 bankruptcy protection filing. During fiscal 1992 and 1993, the Company recognized a loss on its asset held for sale in the amounts of $24,178,000 and $4,118,000, respectively. Integra closed and consummated the transactions under the first amended plan of reorganization (the "Plan"). The Plan, which was confirmed by the Bankruptcy Court on February 11, 1994, incorporated a settlement agreement by and between Integra, the Company, the unsecured creditors' committee and others (the "Settlement") and a supplemental settlement agreement by and between Integra, the unsecured creditors' committee, and the plaintiffs in the Reese lawsuit (the "Supplemental Settlement"). The Plan and Settlement provided for the reorganized Integra to continue in business as a wholly-owned subsidiary of the Company under its new name, Integra Hotels, Inc.

      On March 8, 1994, all of Integra's common and preferred stock was cancelled and new common stock of Integra Hotels, Inc. was issued to Hallwood-Integra Holding Company Incorporated, a newly-incorporated, wholly owned subsidiary of the Company, for $1 million. Integra Hotels, Inc. will pay the administrative and priority claims of the bankruptcy case in full. Pursuant to the Plan, as impacted by the Supplemental Settlement, Integra funded a trust for the unsecured creditors by transferring to the trust $1 million and all potential litigation claims which Integra has against the Company and certain others. The cash and claims were transferred to the trust in full satisfaction of the claims of all of Integra's unsecured creditors.

      Pursuant to the Settlement and Supplemental Settlement, the trust released all of the transferred claims which relate to the Company and certain related parties, for an immediate payment from the Company to the trust of $9 million, consisting of $5 million in cash and a $4 million note secured by 344,828 shares of ShowBiz stock. The Supplemental Settlement resolved a dispute and allowed the Bankruptcy Court to enter an order that determined that Integra is the owner and holder of certain claims described in the Settlement as "Core Claims", (which Core Claims have been asserted in certain state court proceedings identified as the Reese, European American and Hermitage Hotel lawsuits). As a consequence, all Core Claims pending against the Company in existing or future litigation, or asserted against the Company in the future, are released and permanently enjoined by the Plan and the order confirming the Plan.

      The Company believes that any pending or remaining non-released claims are without merit and, if such non-released claims are pursued, the Company intends to continue to vigorously contest such claims.

5. LOANS PAYABLE

   Real Estate

      The Company's United Kingdom office-retail property is collateral for a L.3,500,000 term loan with the London Branch of The First National Bank of Boston ("FNBB"). The increase in the amount payable at January 31, 1994 to $5,280,000 from $5,205,000 is due solely to fluctuation in the foreign currency exchange rate.

   Energy

      The Company's 70%-owned Hallwood Energy Corporation subsidiary ("HEC") has no direct indebtedness. Reflected in the consolidated balance sheets are HEC's share of the net long term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP"), net of HEC's share of HEP's other assets.

   Textile Products

      The outstanding balance of the combined loans payable for textile products at January 31, 1994 was $5,689,000.

      Brookwood Revolver. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") entered into a two-year revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase") in the amount of $13,500,000 (the "Brookwood Revolver"). At that time the Company agreed to subordinate the $1,000,000 remaining balance of bridge financing to the Brookwood Revolver. The Brookwood Revolver is collateralized by accounts receivable and the industrial property,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                  (UNAUDITED)




   plant and equipment located in Kenyon, Rhode Island. The outstanding balance at January 31, 1994 was $5,125,000.

      Equipment Loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc.
   The loan matures in December 1996, bears a 10% fixed interest rate and is secured by various existing dyeing and finishing equipment. The outstanding balance at January 31, 1994 was $564,000.

   Hotels

      In December, 1992, the Company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn Hotel in the amount of $8,000,000, for three years with an additional two-year option (the "Term Loan"). The Term Loan is secured by the pledge of all the capital stock of a special-purpose subsidiary, The Lido Beach Hotel, Inc. The principal assets of this subsidiary are the aforementioned hotel and three residential mortgage loan portfolios. The outstanding balance of the Term Loan at January 31, 1994 was $6,932,000.

   Associated Companies

      The balance of the combined outstanding loans for the associated companies division was $7,491,000 at January 31, 1994.

      Margin Loan. In July 1993, the Company obtained a margin loan from Prudential Securities Incorporated in the amount of $6,000,000 (the "Prudential Margin Loan"). Proceeds from the Prudential Margin Loan were used to satisfy a former margin loan facility with Interallianz Bank Zurich ("IBZ").

      The Company has pledged all of its ShowBiz common shares with a market value of $22,748,000 at January 31, 1994, as collateral for the Prudential Margin Loan; however,approximately 600,000 shares may be released under the 250% margin requirement. On March 8, 1994, 344,828 shares were released and repledged to secure the $4 million note given to the Integra Unsecured Creditors' Trust discussed in Note 4.

      The outstanding balance at January 31, 1994 was $6,000,000.

      Term Note. In January 1992, the Company issued a $1,613,350 note payable to Integra bearing interest at the FNBB Base Rate. Because the Company believed it may have certain offsets and other defenses to repayment of this note in the Integra bankruptcy proceedings, the note became technically in default.

      The outstanding balance at January 31, 1994 was $1,491,000.

      On March 8, 1994 the note was satisfied by a cash payment of $150,000 and the issuance of a new five-year, eight percent, interest only $500,000 note secured by all of the Company's HRP limited partnership units.

6. 13.5% SUBORDINATED DEBENTURES AND 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

      13.5% Subordinated Debentures. On May 15, 1989, the Company distributed to its stockholders $46,318,600 aggregate principal amount of a new issue of its 13.5% Subordinated Debentures Due July 31, 2009 (the "13.5% Debentures"). The Company had authorized the issuance of up to $100,000,000 aggregate principal amount of 13.5% Debentures. The 13.5% Debentures are subordinate to bank borrowings, guarantees of the Company and other "Senior Indebtedness" (as defined in the indenture relating to the 13.5% Debentures). Ten dollars principal amount of the 13.5% Debentures was distributed for each share of common stock of the Company outstanding at the close of business on March 31, 1989. The 13.5% Debentures were issued in denominations of $100 and integral multiples thereof. The Company distributed $228,770 in cash, in lieu of the issuance of fractional denominations of such debentures.

      Interest on the 13.5% Debentures is payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures and $139,200

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                  (UNAUDITED)




   of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993 was also paid in cash. The Company is prohibited from issuing additional 13.5% Debentures as payment of interest in-kind until August 15, 1996.

      7% Collateralized Senior Subordinated Debentures. On March 1, 1993, the Company completed an exchange offer whereby 13.5% Debentures in the aggregate principal amount of $27,481,000 were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased $14,538,000 of certain of its 13.5% Debentures at 80% of face value. Interest on the $27,481,000 principal amount of the 7% Debentures accrued from March 2, 1993, and is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital stock of certain wholly-owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged stocks consist of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase and the common stock of The Lido Beach Hotel, Inc. is also subject to a prior pledge in favor of FNBB.

      Balance sheet amounts for the 13.5% Debentures and 7% Debentures are detailed below (in thousands):

                                                                      January 31,        July 31,
                             Description                                 1994              1993
                             -----------                              ----------        ----------
           13.5% Debentures (face value)
             1989 Series  . . . . . . . . . . . . . . . . . .           $18,203           $18,203
             1991 Series  . . . . . . . . . . . . . . . . . .             2,310             2,310
             1992 Series  . . . . . . . . . . . . . . . . . .             2,389             2,389
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . .           $22,902           $22,902
                                                                        =======           =======

           7% Debentures (face value) . . . . . . . . . . . .           $27,481           $27,481
           Unrecognized gain from purchase and exchange,
             net of $486 and $196 accumulated amortization,
             respectively . . . . . . . . . . . . . . . . . .             3,734             4,024
           Elimination of debentures owned by HEC . . . . . .            (1,894)           (1,894)
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . .           $29,321           $29,611
                                                                        =======           =======

7.   INCOME TAXES

        Effective August 1, 1991, the Company accounts for income taxes in accordance with SFAS No. 109. The related deferred tax asset arises principally from to the anticipated utilization of net operating loss carryforwards and tax credits at the statutory tax rate and other tax planning strategies.

        The following is a summary (in thousands) of the income tax provision (benefit):

                                                             Six Months Ended          Three Months Ended
                                                                January 31,                January 31,
                                                           --------------------       --------------------
                                                             1994        1993          1994          1993
                                                           --------    --------       ------        ------
                  Federal
                    Deferred tax  . . . . . . . . . . .     $1,083     $(3,315)         --        $(2,034)
                    Current   . . . . . . . . . . . . .         --          75          --             75

                  State   . . . . . . . . . . . . . . .        107         257         $60            207
                                                            ------     -------         ---        -------

                       Total  . . . . . . . . . . . . .     $1,190     $(2,983)        $60        $(1,752)
                                                            ======     =======         ===        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1994
                                  (UNAUDITED)




         The federal deferred tax charge and (benefit) for the six and three-month periods ended January 31, 1994 and 1993 are a result of a fluctuation in the valuation allowance, which is attributed to the recognition of additional (or reduction of) taxable income that would result from the implementation of certain tax planning strategies, which include the potential sale of its ShowBiz shares and certain other assets that would supplement income from operations.

         The amount of the deferred tax asset (net of the valuation allowance of $14,186,000) was $7,450,000 at January 31, 1994.

8.   RECOVERY FROM INVESTMENT IN ALLIANCE BANCORPORATION

         On February 4, 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery.

9.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of noncash investing and financing activities

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                                Six Months Ended
                                                                                   January 31,
                                                                              --------------------
                              Description                                       1994         1993
            -------------------------------------------------------           --------     -------
            Payment in-kind payment of annual interest on
                   13.5% Debentures . . . . . . . . . . . . . . . .                --       $6,792
            Recording of proportionate share of stockholders'
                   equity transaction by ShowBiz affiliate  . . . .            $1,333           --


     Supplemental disclosures of cash payments
     -----------------------------------------

           Interest paid (including capitalized interest) . . . . .             4,922       1,543
           Income taxes paid (refunds received) . . . . . . . . . .               146          39

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             RESULTS OF OPERATIONS

   The Company reported a net loss of $447,000 for the quarter ended January 31, 1994, compared to net income of $6,321,000 in the same quarter last year. The six-month net loss of $1,788,000, compares to net income of $6,105,000 for the prior-year period.

   Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels, and associated companies business segments within those divisions.

   ASSET MANAGEMENT.

   Real Estate.

   Revenues. Fee income of $801,000 for the fiscal 1994 second quarter decreased by $676,000 from the $1,477,000 reported in the year-ago quarter. Fee income of $2,000,000 for the six months decreased by $553,000 from the similar period a year ago. The decreases were due to the significant level of leasing activity in the prior year periods. Fee income is derived from the Company's asset management and property management services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP"). Rental income from the United Kingdom office-retail property in the amount of $118,000 in the current-year quarter declined from $165,000 in the prior year, due to retail tenant turnover. Rental income for the six-month period decreased to $271,000 from $369,000 for the same reason.

   Interest and discounts from mortgage loans for the fiscal 1994 second quarter declined 21% to $94,000, from $119,000, as a result of early repayments of loans in the Company's mortgage loan portfolio. The comparative six-month amounts were $188,000 and $246,000 for the 1994 and 1993 periods, respectively.

   The loss from investments in affiliate represents the Company's recognition of its pro-rata share of the loss recorded by HRP. For the current quarter the Company reported a $79,000 loss as compared to a $41,000 gain in the quarter a year ago, primarily due to the recognition of debt forgiveness gains by HRP in fiscal 1993. The fiscal 1994 six-month loss of $289,000 compares to a fiscal 1993 loss of $13,000. The increased loss is due to the effects of the fiscal 1993 debt forgiveness gains and the Company's increased investment in HRP limited partnership units. The carrying value of the Company's investment in HRP's limited partnership units had been reduced to zero; therefore, the Company no longer records its pro-rata share of losses from its limited partnership investment as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses before any equity income could be recognized.

   Expenses. Administrative expenses declined 22% to $308,000 in the fiscal 1994 second quarter, compared to $393,000 in the year-ago quarter. Administrative expenses for the six-month period decreased to $598,000 from
$856,000.   The decline for the three and six-month periods is primarily attributable to the October 31, 1992 expiration of the Hallwood Realty Corporation subsidiary's guarantee to absorb general and administrative expenses of HRP in excess of a $2,500,000 required cap.

   Depreciation and amortization expense of $243,000 for the fiscal 1994 second quarter and $574,000 for the six-month period decreased from $331,000 and
$662,000 in the corresponding fiscal 1993 periods.    Depreciation expense
relates to the office-retail property, and amortization expense relates to the former property management contracts of Hallwood Management Company and amortization of Hallwood Realty Corporation's, general partnership interest in HRP to the extent of the cost allocated to property management rights. The decline is attributable to the expiration of amortization of acquired property management contracts.

   Interest expense declined in the fiscal 1994 second quarter to $168,000 from $171,000 and for the six-month period declined to $336,000 from $376,000, due to a decline in the foreign currency exchange rate with respect to the loan on the office-retail property.

   Operating expenses were immaterial for the fiscal 1994 and 1993 periods.

   In the Company's fiscal 1993 first quarter, the Company recorded an additional provision for loss of $200,000 on a commercial mortgage loan in default to its net realizable value. No loss provision was recorded in the fiscal 1994 quarter or six-month periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   Energy.

   Revenues. The Company owns 70% of the common stock of Hallwood Energy Corporation ("HEC"), which accounts for its investment in its Hallwood Energy Partners, L.P. ("HEP") affiliate using the proportional method of accounting. HEC's general partner interest in HEP entitles it to interests in HEP's properties ranging from 2% to 25%, averaging approximately 4%, and HEC also holds approximately 7.3% of HEP's limited partnership units. Second quarter fiscal 1994 oil and gas revenues of $1,402,000 decreased 31%, compared to $2,040,000 in the year-ago quarter. For the six-months, the comparison of oil and gas revenues was $2,921,000 in the current year and $3,713,000 in the year-ago period. Oil revenue for the six months decreased $489,000 to $879,000 due to a decline in the average price per barrel to $16.90 from $19.96 and a decrease in production to 52,000 barrels from 69,000 barrels. Gas revenue for the six months decreased $303,000 to $2,042,000 as a result of a decrease in production to 1,022,000 mcf from 1,186,000 mcf offset by a slight increase in the average gas price to $2.00 from $1.98 per mcf. The decrease in oil and gas production is due primarily to normal production declines and the sale of certain HEP properties in fiscal 1993.

   Interest and other income (loss) decreased for the quarter to $(138,000) from $(47,000), principally due to expenses incurred by HEP to settle certain lawsuits. For the six months interest and other income decreased $31,000 for principally the same reasons.

   Expenses. Depreciation, depletion and amortization expenses were $552,000 for the quarter and $1,039,000 for the six months. A year ago the comparable expenses were $572,000 and $1,132,000, respectively. The decrease is primarily the result of a lower depletion rate caused by the decrease in production due to property sales. Operating expenses decreased $204,000 to $277,000 for the three months and decreased $232,000 to $695,000 for the six months compared to the fiscal 1993 periods, primarily due to the sale of HEP properties and decreased general maintenance activity.

   Administrative expenses decreased $7,000 for the quarter, while the six-month expense increased $25,000 from the year-ago periods. The changes for both periods were immaterial.

   Interest expense decreased $82,000 to $72,000 during the fiscal 1994 second quarter and decreased $122,000 to $186,000 for the six-month period as a result of HEP's lower average debt balance, as well as lower average interest rates.

   Minority interest, which represents the interest of other stockholders in HEC's operations, decreased in the second fiscal 1994 quarter and the six-month period, due to HEC's repurchase of its own shares from minority shareholders for treasury and reduced net income from energy operations.

   OPERATING SUBSIDIARIES.

   Textile Products.

   Revenues. Sales decreased $945,000 in the second 1994 fiscal quarter to $14,924,000 compared with $15,869,000 in fiscal 1993. The comparative six month sales were $32,908,000 in fiscal 1994 and $32,874,000 in fiscal 1993. The 6% decrease in sales for the fiscal 1994 quarter was the result of weak market conditions primarily affecting the Kenyon finishing plant and the adverse impact of a strike at a pricipal supplier.

   Expenses. Cost of sales decreased 3%, at a lower rate than the 6% decrease in sales, in the second 1994 fiscal quarter from the comparable prior year quarter, resulting in a lower gross profit. The lower gross profit margin for the quarter (10.6% in fiscal 1994 compared to 12.9% in 1993) and for the six-month period (12.0% in fiscal 1994 compared to 13.5% in 1993) was due to competitive pressures in a weak market. Administrative and selling expenses decreased slightly in the quarter and six months from the comparable 1993 periods. The reduction of interest expense of $24,000 for the second fiscal quarter and $43,000 for the six months was the result of lower average borrowings in fiscal 1994 than in the comparable 1993 periods.

   Hotels.

   Revenues. Second quarter fiscal 1994 hotel revenues of $3,913,000 decreased by $239,000 from the fiscal 1993 amount of $4,152,000. The fiscal 1994 six-month hotel revenues of $7,800,000 decreased by $246,000, compared to $8,046,000 for the fiscal 1993 period. The decline is attributable to reduced occupancy rates partially offset by higher average daily rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   Expenses. Fiscal 1994 operating expenses of $3,554,000 for the quarter and $7,150,000 for the six months compare to the fiscal 1993 amounts of $3,791,000 and $7,392,000, respectively. The declines were primarily attributable to reduced occupancy, more effective cost controls and reduced management fees at the Lido Beach Holiday Inn.

   Depreciation and amortization expense in the current-year quarter of $493,000 and six months of $869,000 increased from the comparable fiscal 1993 amounts of $404,000 and $780,000, respectively. The increases were due to recent capital improvements.

   Interest expense of $164,000 in the fiscal 1994 quarter and $335,000 for the six months were comparable to the respective fiscal 1993 amounts.

   ASSOCIATED COMPANIES

   Revenues. Associated companies' income for the fiscal 1994 second quarter in the amount of $2,000 compares to income of $6,652,000 in fiscal 1993. The comparable six month amounts were $580,000 in fiscal 1994 and $7,585,000 in fiscal 1993. The decline is attributable to (i) the Company's sale of 250,000 shares of ShowBiz common stock in the fiscal 1993 second quarter for $8,300,000, which resulted in a gain of $6,125,000; (ii) a 4% decline in the Company's ownership percentage of ShowBiz (17% to 13%); and (iii) a substantial decline in ShowBiz earnings.

   Expenses.

   Interest expense of $105,000 for the fiscal 1994 second quarter and $214,000 for the six months decreased from the year-ago expense of $212,000 and $426,000, respectively, due to a $6,000,000 reduction of the Company's margin loan in December 1992.

   OTHER

   Revenues. On February 4, 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery. Interest on short-term investments of $93,000 for the fiscal 1994 second quarter and $187,000 for the six months were comparable with the prior year amounts. Fee income in the current year quarter of $31,000 declined from $94,000 in the fiscal 1993 quarter and declined to $62,000 from $306,000 for the six months due to the sale of the Company's Hallwood Services subsidiary in October 1992 and the expiration of a financial consulting contract with Oakhurst.

   Expenses. The Company's net interest expense for the fiscal 1994 second quarter of $1,095,000 and for the six-month period of $2,184,000 were significantly reduced from the prior year amounts of $1,955,000 and $3,926,000, respectively. The decline is attributed to the completion of the Bond Exchange Offer referred to in Note 6 and the repayment of certain loan obligations.

   Administrative expenses, at $553,000 for the quarter and $1,115,000 for the six months, were down from $1,003,000 and $1,982,000 in the comparable periods last year, primarily due to the sale of Hallwood Services, lower office costs, and lower professional fees.

   Income Taxes.

   Second quarter fiscal 1994 income tax expense includes a current provision for state income and franchise taxes of $60,000, and no deferred federal tax expense or benefit, compared to a fiscal 1993 income tax benefit of $1,752,000, which includes a current provision for federal taxes of $75,000, a provision for state income and franchise taxes of $207,000 and a deferred federal tax benefit of $2,034,000. The six-month fiscal 1994 income tax expense of $1,190,000 includes a current provision for state income and franchise taxes of $107,000 and a deferred tax expense of $1,083,000, compared to a fiscal 1993 six-month income tax benefit of $2,983,000, which includes a current provision for federal taxes of $75,000, a provision for state income and franchise taxes $257,000 and a deferred federal tax benefit of $3,315,000.

   The Company believes it will realize substantial benefits from utilization of approximately $62,000,000 of its net operating loss carryforwards and existing temporary differences to reduce federal income tax liability. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's unrestricted cash and cash equivalents at January 31, 1994 totaled $6,564,000. Additionally, $1,429,000 of cash is restricted as to withdrawal by the Company, pursuant to terms of various loan agreements and hotel lease agreements.

   Although the Company's ShowBiz shares, having a market value of approximately $22,748,000 at January 31, 1994 (based upon the closing price on such date of $12.75 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. At January 31, 1994 all of the Company's 1,784,193 ShowBiz shares were pledged as collateral for the $6,000,000 Prudential Margin Loan. However, in connection with the Settlement discussed in Note 4, Prudential released 344,828 shares of ShowBiz stock which were then pledged to secure the $4.0 million promissory note issued by the Company pursuant to the terms of the Settlement. An additional limited number of the Company's ShowBiz shares (dependent on the ShowBiz share price) may be released under the Prudential Margin Loan's 250% margin requirement.

   The Company's real estate segment generates funds principally from its property management activities without significant additional capital costs. The mortgage loan portfolio is a source of liquidity; however the principal has been pledged to secure the unpaid balance of The Lido Beach hotel Term Loan.
At January 31, 1994, substantially all of the Company's real estate and mortgage loans were pledged to secure loan obligations.

   Reflected in the energy segment of the accompanying balance sheet at January 31, 1994 are net long-term obligations of affiliate of $3,669,000. This amount represents HEC's share of HEP's outstanding long-term obligations net of HEC's share of HEP's non-current assets. HEP's debt consists primarily of $37,829,000 of borrowings under a line of credit and note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

   At January 31, 1994 Brookwood maintained a $13,500,000 revolving credit facility with the Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. Brookwood had additional availability under its Revolver at January 31, 1994 of $3,382,000.

   The Company's hotel segment generates cash flow from operating two hotels in Florida and one hotel in Oklahoma.

                          PART II - OTHER INFORMATION


Item
- ----
  1        Legal Proceedings.
           ------------------

           Reference is made to Notes 3 and 4 to the Company's consolidated financial statements for discussion of pending litigation matters.


  2        Changes in Securities.                                                                   None.
           ----------------------


  3        Defaults upon Senior Securities.                                                         None.
           --------------------------------


  4        Submission of Matter to a Vote of Security Holders.
           ---------------------------------------------------

           At its Annual Meeting of Stockholders on January 10, 1994, the stockholders of the Company voted on one issue:

           (a) To elect two directors to hold office for three years and until their successors are elected and qualified.

                                                   Votes            Votes
                  Nominee Directors                 For            Withheld
                  -----------------            -------------       --------

                 Anthony J. Gumbiner             5,023,692          81,760
                 Robert L. Lynch                 5,035,218          70,234

           As a result of the above, each of the two nominee directors were re-elected for an additional three-year term.

           The continuing directors are Messrs. Charles A. Crocco, Jr., Brian M. Troup and J. Thomas Talbot.

  5        Other Information.                                                                       None.
           ------------------


  6        Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits:

              (i) 11 - Statement Regarding Computation of Per Share Earnings.Page 22

           (b) Reports on Form 8-K                                                                  None.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE HALLWOOD GROUP INCORPORATED




     Dated:  March 16, 1994              By:  /s/ MELVIN J. MELLE
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)