Form 10-Q
period 1994-04-30
HALLWOOD GROUP INC
filed 1994-06-14
CIK 355766

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             _____________________

                                   FORM 10-Q


MARK ONE
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _____________________


FOR THE PERIOD ENDED APRIL 30, 1994             COMMISSION FILE NUMBER:  1-8303


                             _____________________

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)
                             _____________________

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

       Registrant's telephone number, including area code: (214) 528-5588


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                               ---     ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES        NO       NOT APPLICABLE  X
                           ---       ---                  ---


       5,487,267 SHARES OF COMMON STOCK WERE OUTSTANDING AT MAY 31, 1994.





================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                               TABLE OF CONTENTS



ITEM NO.                               PART I - FINANCIAL INFORMATION                                 PAGE
- - --------                               ------------------------------                                 ----
       1             Financial Statements:

                     Consolidated Balance Sheets as of  April 30, 1994
                        and July 31, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-4

                     Consolidated Statements of Operations for the
                        Nine Months Ended April 30, 1994 and 1993   . . . . . . . . . . . . . . . .    5-6

                     Consolidated Statements of Operations for the
                        Three Months Ended April 30, 1994 and 1993  . . . . . . . . . . . . . . . .    7-8

                     Consolidated Statements of Cash Flows for the
                        Nine Months Ended April 30, 1994 and 1993   . . . . . . . . . . . . . . . .      9

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .  10-16

       2             Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   . . . . . . . . . . . . . .  17-20



                                       PART II - OTHER INFORMATION
                                       ---------------------------


    1 thru 6         Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . . . .  21-23

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                April 30,       July 31,
                                                                                   1994           1993
                                                                                ----------     ----------
                                                                                (Unaudited)    (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,016      $  7,998
     Investments in real estate affiliate   . . . . . . . . . . . . . . . .         7,120         7,869
     Mortgage loans, net  . . . . . . . . . . . . . . . . . . . . . . . . .         2,145         2,601
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .           275           636
                                                                                 --------      --------
                                                                                   17,556        19,104
  ENERGY
     Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .        11,412        12,385
     Current assets of affiliate  . . . . . . . . . . . . . . . . . . . . .         3,470         6,157
     Noncurrent assets of affiliate   . . . . . . . . . . . . . . . . . . .         1,889         2,133
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         1,649         1,035
                                                                                 --------      --------
                                                                                   18,420        21,710
                                                                                 --------      --------
         TOTAL ASSET MANAGEMENT ASSETS  . . . . . . . . . . . . . . . . . .        35,976        40,814

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,962        14,389
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,626        12,501
     Property, plant and equipment, net   . . . . . . . . . . . . . . . . .         7,803         8,058
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,048         1,107
                                                                                 --------      --------
                                                                                   38,439        36,055
  HOTELS
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,645        16,940
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         3,636         1,519
                                                                                 --------      --------
                                                                                   27,281        18,459
                                                                                 --------      --------
         TOTAL OPERATING SUBSIDIARIES ASSETS  . . . . . . . . . . . . . . .        65,720        54,514

  ASSOCIATED COMPANIES
     Investments in associated companies  . . . . . . . . . . . . . . . . .        16,190        17,983
                                                                                 --------      --------
         TOTAL ASSOCIATED COMPANIES ASSETS  . . . . . . . . . . . . . . . .        16,190        17,983

  OTHER
     Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . . . .         7,450         8,533
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         3,739        11,837
     Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,541         2,048
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,317         1,602
     Investment in insurance contracts  . . . . . . . . . . . . . . . . . .           590         1,047
                                                                                 --------      --------

         TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .        14,637        25,067
                                                                                 --------      --------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      $132,523      $138,378
                                                                                 ========      ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    April 30,       July 31,
                                                                                      1994            1993
                                                                                    --------        --------
                                                                                   (Unaudited)      (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Loan payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,322        $  5,205
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            356             550
                                                                                    --------        --------
                                                                                       7,678           5,755

  ENERGY
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,080           8,751
     Long-term obligations of affiliate   . . . . . . . . . . . . . . . . . .          5,396           6,963
     Current liabilities of affiliate   . . . . . . . . . . . . . . . . . . .          2,588           3,938
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            215             165
                                                                                    --------        --------
                                                                                      15,279          19,817
                                                                                    --------        --------
         TOTAL ASSET MANAGEMENT LIABILITIES . . . . . . . . . . . . . . . . .         22,957          25,572

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .         11,313           6,990
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,545           9,198
                                                                                    --------        --------
                                                                                      17,858          16,188

  HOTELS
     Loan payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,848           7,429
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          3,850           1,479
                                                                                    --------        --------
                                                                                      16,698           8,908
                                                                                    --------        --------
         TOTAL OPERATING SUBSIDIARIES LIABILITIES . . . . . . . . . . . . . .         34,556          25,096

ASSOCIATED COMPANIES
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,000           7,491
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          1,285           1,835
     Anticipatory loss  . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           8,300
                                                                                    --------        --------
         TOTAL ASSOCIATED COMPANIES LIABILITIES . . . . . . . . . . . . . . .         11,285          17,626

OTHER
     7% Collateralized Senior Subordinated Debentures   . . . . . . . . . . .         26,998          29,611
     13.5% Subordinated Debentures  . . . . . . . . . . . . . . . . . . . . .         22,902          22,902
     Interest and other accrued expenses  . . . . . . . . . . . . . . . . . .          2,820           3,811
                                                                                    --------        --------
         TOTAL OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . . .         52,720          56,324
                                                                                    --------        --------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . .        121,518         124,618

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.10 par value; authorized 500,000 shares; unissued  .             --              --
     Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued 6,394,709 shares at both dates;
         outstanding 5,487,267 shares at both dates . . . . . . . . . . . . .            639             639
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . .         56,420          58,088
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .        (39,751)        (38,504)
     Equity adjustment from foreign currency translation  . . . . . . . . . .             (7)           (167)
     Treasury stock, 907,442 shares at both dates; at cost  . . . . . . . . .         (6,296)         (6,296)
                                                                                    --------        --------

            TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .         11,005          13,760
                                                                                    --------        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . .       $132,523        $138,378
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                           April 30,
                                                                                    ----------------------
                                                                                       1994        1993
                                                                                    ----------  ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,835     $ 3,734
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       442         523
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .       272         361
       Loss from investments in affiliate   . . . . . . . . . . . . . . . . . . .      (422)       (131)
                                                                                    -------     -------
                                                                                      3,127       4,487

       Litigation settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .     1,500          --
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       832       1,179
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       817         993
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       499         542
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .        21          26
       (Recovery of) provision for losses   . . . . . . . . . . . . . . . . . . .        (6)        200
                                                                                    -------     -------
                                                                                      3,663       2,940
                                                                                    -------     -------
           Income (loss) from real estate operations  . . . . . . . . . . . . . .      (536)      1,547

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     4,548       5,287
       Interest and other income (including intercompany
            amounts of $187 and $66, respectively)  . . . . . . . . . . . . . . .       128         451
                                                                                    -------     -------
                                                                                      4,676       5,738


       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .     1,538       1,650
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,076       1,361
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       871         844
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       295         686
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       284         441
                                                                                    -------     -------
                                                                                      4,064       4,982
                                                                                    -------     -------
           Income from energy operations  . . . . . . . . . . . . . . . . . . . .       612         756
                                                                                    -------     -------
           INCOME FROM ASSET MANAGEMENT OPERATIONS  . . . . . . . . . . . . . . .        76       2,303

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52,338      51,019

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,823      43,705
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     3,987       4,083
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,575       1,605
       Interest (including intercompany amounts of $60 and $140, respectively)  .       415         488
                                                                                    -------     -------
                                                                                     51,800      49,881
                                                                                    -------     -------
           Income from textile products operations  . . . . . . . . . . . . . . .       538       1,138





          See accompanying notes to consolidated financial statements

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                           April 30,
                                                                                    ----------------------
                                                                                       1994       1993
                                                                                    ---------- -----------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $14,721     $13,626

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,076      11,576
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .      1,441       1,156
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        541         515
                                                                                     -------     -------
                                                                                      14,058      13,247
                                                                                     -------     -------
           Income from hotel operations . . . . . . . . . . . . . . . . . . . . .        663         379
                                                                                     -------     -------
           INCOME FROM OPERATING SUBSIDIARIES . . . . . . . . . . . . . . . . . .      1,201       1,517

ASSOCIATED COMPANIES
       Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,124       8,700

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        324         690
       Loss from asset held for sale  . . . . . . . . . . . . . . . . . . . . . .         --         414
                                                                                     -------     -------
                                                                                         324       1,104
                                                                                     -------     -------
           INCOME FROM ASSOCIATED COMPANIES . . . . . . . . . . . . . . . . . . .        800       7,596

OTHER
       Recovery from investment in Alliance Bancorporation  . . . . . . . . . . .      1,703          --
       Interest on short-term investments and other income  . . . . . . . . . . .        267         304
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         94         399
                                                                                     -------     -------
                                                                                       2,064         703


       Interest (including intercompany amounts of $127 and $74, respectively). .      3,253       5,276
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      1,559       3,064
                                                                                     -------     -------
                                                                                       4,812       8,340
                                                                                     -------     -------
           OTHER (LOSS), NET  . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,748)     (7,637)
                                                                                     -------     -------

       Income (loss) before income taxes and extraordinary gain   . . . . . . . .       (671)      3,779
       Income taxes (benefit)   . . . . . . . . . . . . . . . . . . . . . . . . .      1,224        (419)
                                                                                     -------     -------

       Income (loss) before extraordinary gain  . . . . . . . . . . . . . . . . .     (1,895)      4,198
       Extraordinary gain from extinguishment of debt   . . . . . . . . . . . . .        648          --
                                                                                     -------     -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .   $(1,247)    $ 4,198
                                                                                     =======     =======

PER COMMON SHARE (PRIMARY)
           Net income (loss) per common share . . . . . . . . . . . . . . . . . .    $ (0.23)    $  0.77
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                    ----------------------
                                                                                       1994        1993
                                                                                    ----------  ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   835     $ 1,181
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       171         154
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .        84         115
       Loss from investments in affiliate   . . . . . . . . . . . . . . . . . . .      (133)       (118)
                                                                                    -------     -------
                                                                                        957       1,332


       Litigation settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .     1,500          --
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       234         323
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       243         331
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       163         166
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .        14           3
       (Recovery of) provision for losses   . . . . . . . . . . . . . . . . . . .        (6)         --
                                                                                    -------     -------
                                                                                      2,148         823
                                                                                    -------     -------
           Income (loss) from real estate operations  . . . . . . . . . . . . . .    (1,191)        509

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     1,627       1,574
       Interest and other income (including intercompany
           amounts of $57 and $22, respectively)  . . . . . . . . . . . . . . . .        55         347
                                                                                    -------     -------
                                                                                      1,682       1,921


       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .       499         518
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       381         434
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       203         201
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        98         133
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       169         258
                                                                                    -------     -------
                                                                                      1,350       1,544
                                                                                    -------     -------
           Income from energy operations  . . . . . . . . . . . . . . . . . . . .       332         377
                                                                                    -------     -------
           INCOME (LOSS) FROM ASSET MANAGEMENT OPERATIONS . . . . . . . . . . . .      (859)        886

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,430      18,145

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,876      15,271
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,331       1,428
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       565         581
       Interest (including intercompany amounts of $20 and $51, respectively)   .       122         152
                                                                                    -------     -------
                                                                                     18,894      17,432
                                                                                    -------     -------
           Income from textile products operations  . . . . . . . . . . . . . . .       536         713





          See accompanying notes to consolidated financial statements

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                    ----------------------
                                                                                       1994       1993
                                                                                    ---------- -----------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,921     $ 5,580

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,926       4,184
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        572         376
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        206         182
                                                                                     -------     -------
                                                                                       5,704       4,742
                                                                                     -------     -------
           Income from hotel operations . . . . . . . . . . . . . . . . . . . . .      1,217         838
                                                                                     -------     -------
           INCOME FROM OPERATING SUBSIDIARIES . . . . . . . . . . . . . . . . . .      1,753       1,551

ASSOCIATED COMPANIES
       Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        544       1,115

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110         264
       Loss from asset held for sale  . . . . . . . . . . . . . . . . . . . . . .         --         414
                                                                                     -------     -------
                                                                                         110         678
                                                                                     -------     -------
           INCOME FROM ASSOCIATED COMPANIES . . . . . . . . . . . . . . . . . . .        434         437

OTHER
       Interest on short-term investments and other income  . . . . . . . . . . .         80         122
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32          93
                                                                                     -------     -------
                                                                                         112         215

       Interest (including intercompany amounts of $37 and $29, respectively) . .      1,069       1,350
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        444       1,082
                                                                                     -------     -------
                                                                                       1,513       2,532
                                                                                     -------     -------
           OTHER (LOSS), NET  . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,401)     (2,217)
                                                                                     -------     -------

       Income (loss) before income taxes and extraordinary gain   . . . . . . . .        (73)        657
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34       2,564
                                                                                     -------     -------

       (Loss) before extraordinary gain   . . . . . . . . . . . . . . . . . . . .       (107)     (1,907)
       Extraordinary gain from extinguishment of debt   . . . . . . . . . . . . .        648          --
                                                                                     -------     -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .   $   541    $ (1,907)
                                                                                     =======    ========

PER COMMON SHARE (PRIMARY)
           Net income (loss) per common share . . . . . . . . . . . . . . . . . .    $  0.10   $   (0.35)
                                                                                     =======   =========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                                April 30,
                                                                                           ------------------
                                                                                             1994      1993
                                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss). .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,247)  $ 4,198
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . . . . . .        4,613     4,678
     Undistributed income from energy affiliate   . . . . . . . . . . . . . . . . . .       (2,721)   (3,332)
     Distributions from energy affiliate  . . . . . . . . . . . . . . . . . . . . . .        1,948     2,001
     (Recovery of) provision for losses   . . . . . . . . . . . . . . . . . . . . . .       (1,709)      200
     Issuance of note payable for litigation settlement   . . . . . . . . . . . . . .        1,500        --
     Net change in deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . .        1,083      (886)
     Net change in accrued interest on 13.5% Debentures   . . . . . . . . . . . . . .         (775)    5,076
     Equity in net income of associated company/affiliate   . . . . . . . . . . . . .         (672)   (2,361)
     Gain from extinguishment of debt   . . . . . . . . . . . . . . . . . . . . . . .         (648)       --
     Proceeds from collections of mortgage loans  . . . . . . . . . . . . . . . . . .          500       910
     Amortization of deferred gain from debenture exchange  . . . . . . . . . . . . .         (439)      (75)
     Amortization of mortgage loan discounts  . . . . . . . . . . . . . . . . . . . .          (38)      (60)
     Loss (gain) on sale of investment in associated company  . . . . . . . . . . . .          (30)   (6,125)
     Loss from asset held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .           --       414
     Increase in mortgage loans from sale of real estate  . . . . . . . . . . . . . .           --       (76)
     Net change in textile products assets and liabilities  . . . . . . . . . . . . .        1,596       890
     Net change in other assets and liabilities   . . . . . . . . . . . . . . . . . .       (1,035)      257
     Net change in energy assets and liabilities  . . . . . . . . . . . . . . . . . .         (436)      157
                                                                                           -------   -------

       Net cash provided by operating activities  . . . . . . . . . . . . . . . . . .        1,490     5,866

CASH FLOWS FROM INVESTING ACTIVITIES
   Disbursements related to Integra - asset held for sale   . . . . . . . . . . . . .       (7,422)      (34)
     Less: Integra cash balance at emergence from bankruptcy  . . . . . . . . . . . .        2,077        --
   Proceeds from liquidation of Alliance Bancorporation   . . . . . . . . . . . . . .        1,703        --
   Proceeds from sale of investment in associated company   . . . . . . . . . . . . .        1,250     8,289
   Capital expenditures to real estate and hotel properties   . . . . . . . . . . . .       (1,098)     (643)
   Proceeds from sale (investment in) insurance contracts, net  . . . . . . . . . . .          481    (1,015)
   Investments in textile products property and equipment   . . . . . . . . . . . . .         (474)     (309)
   Net change in restricted cash for investing activities   . . . . . . . . . . . . .          381      (145)
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . .         (123)       13
   Investments in associated companies/affiliates   . . . . . . . . . . . . . . . . .           (9)     (266)
   Proceeds from repayment of investment in associated company  . . . . . . . . . . .           --     4,768
   Investments in marketable securities   . . . . . . . . . . . . . . . . . . . . . .           --      (776)
   Proceeds from sales of real estate   . . . . . . . . . . . . . . . . . . . . . . .           --        89
                                                                                           -------   -------

       Net cash provided by (used in) investing activities  . . . . . . . . . . . . .       (3,234)    9,971

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . .       (3,519)   (8,643)
   Repurchase of 7% Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,526)       --
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . .       (1,454)   (1,880)
   Net change in restricted cash for financing activities   . . . . . . . . . . . . .          143     1,940
   Payment of loan fees and financing costs   . . . . . . . . . . . . . . . . . . . .           (2)     (461)
   Repurchase of 13.5% Debentures   . . . . . . . . . . . . . . . . . . . . . . . . .           --    (6,461)
   Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . . . . . .           --        94
                                                                                           -------   -------

       Net cash (used in) financing activities  . . . . . . . . . . . . . . . . . . .       (6,358)  (15,411)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . .            4      (136)
                                                                                           -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .       (8,098)      290
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . .       11,837     9,959
                                                                                           -------   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .      $ 3,739  $ 10,249
                                                                                           =======  ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




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

2. INVESTMENTS IN ASSOCIATED COMPANIES AND AFFILIATE (DOLLAR AMOUNTS IN
   THOUSANDS)

                                                                                             Income (loss) from
                                        As of April 30, 1994        Amount at which          investments for the
                                     -------------------------        carried at,            nine months ended
                                                       Cost or   ----------------------            April 30,
       Business segments and            Number of     ascribed   April 30,     July 31,     ---------------------
     description of investment       shares or units    value      1994          1993         1994         1993
- - -----------------------------------  ---------------  --------   --------      --------     --------     --------
ASSOCIATED COMPANIES
   SHOWBIZ PIZZA TIME, INC.(A)
   --Common stock . . . . . . . . . .   1,784,193      $5,438     $16,190       $16,763           --           --
     Equity in earnings . . . . . . .                      --          --            --      $ 1,094     $  2,492
     Gain on sale of shares . . . . .                                                             --        6,125
   --Floating rate
     subordinated bond interest                            --          --            --           --           83
                                                       ------     -------       -------      -------     --------
                                                        5,438      16,190        16,763        1,094        8,700
                                                       ------     -------       -------      -------     --------
   OAKHURST CAPITAL, INC. (B)
   --Common stock . . . . . . . . . .          --          --          --         1,000           30           --
   --Warrants to purchase
     common stock . . . . . . . . . .          --          --          --           220           --           --
                                                       ------     -------       -------      -------     --------
                                                           --          --         1,220           30           --
                                                       ------     -------       -------      -------     --------

     Totals . . . . . . . . . . . . .                  $5,438     $16,190       $17,983      $ 1,124     $  8,700
                                                       ======     =======       =======      =======     ========

AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (C)
   -- General partnership interest             --      $8,650     $ 7,120       $ 7,718      $  (263)    $    (67)
   -- Limited partnership units           446,345         906          --           151         (159)         (64)
                                                       ------     -------       -------      -------     --------

      Totals  . . . . . . . . . . . .                  $9,556     $ 7,120       $ 7,869      $  (422)    $   (131)
                                                       ======     =======       =======      =======     ========

   (A) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), on the equity method of accounting. The Company also records its pro-rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions, principally the purchase of treasury stock at prices in excess of book value and the exercise of warrants and options at prices below book value, resulted in a non-cash reduction in the carrying value of the Company's investment in ShowBiz and a corresponding reduction in additional paid-in capital in the amount of $1,667,000 for the nine months ended April 30, 1994.

        As of April 30, 1994, the Company owned approximately 14% of ShowBiz, and all of its ShowBiz shares are pledged to secure certain loans payable as discussed in Note 5.

   (B) On February 14, 1994 the Company completed the all cash sale of its entire investment in Oakhurst Capital, Inc. for $1,250,000, resulting in a gain of $30,000.

   (C) As of April 30, 1994, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partnership interest, and the Company owned a 5% limited partnership interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

        Due to recording the Company's pro rata share of equity losses recorded by HRP, the carrying value of the Company's investment in HRP's limited partnership units had been reduced to zero; therefore, the Company no longer records its pro rata share of losses, as the Company is not liable for any additional

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




        amounts. The Company would have to recover such unrecognized losses, however, before any equity income could be recognized.

        The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The former owner initially retained the property management rights for a three-year period following the November 1, 1990 sale. On June 1, 1991 the Company purchased the retained property management rights from the former owner for the balance of the three-year period, and, as of October 31, 1993, had fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization of that portion of the general partnership interest ascribed to the management rights, and for the quarter and year-to-date periods ended April 30, 1994 such amortization was $168,000 and $336,000, respectively.

        As further discussed in Note 5, the Company has pledged its 446,345 HRP limited partnership units to collateralize a $500,000 note payable.

   The quoted market price per share and the Company's carrying value per share of the common shares of ShowBiz and the limited partnership units of HRP at April 30, 1994 were:

                                                                              AMOUNT PER SHARE
                                                                             ------------------
                                                                             MARKET    CARRYING
                                                                              PRICE      VALUE
                                                                             -------    -------
ShowBiz common shares  . . . . . . . . . . . . . . . . . . . . . . . . .     $10.00      $9.07
HRP limited partnership units  . . . . . . . . . . . . . . . . . . . . .       3.37         --

   The general partnership interest of HRP is not publicly traded.

3. CONTINGENCIES

      As discussed in Note 18 of the Company's consolidated financial statements contained in its annual report on Form 10-K for the year ended July 31, 1993, all contingencies described therein remain in effect at April 30, 1994, except as discussed below.

      The Company is also a named defendant in Nitti v. Frank, et al, in the 68th District Court of Dallas County, Texas (No. 93- 06753-C), in which the plaintiff, purporting to act derivatively on behalf of ShowBiz Pizza Time, Inc., contends among other things that the defendants (most of whom are directors of ShowBiz and some of whom are directors of the Company) made misleading statements on behalf of ShowBiz to the securities market, breached fiduciary duties to stockholders of ShowBiz, committed constructive fraud and unjustly enriched themselves by selling ShowBiz stock prior to ShowBiz's report of a reduced earnings estimate in June 1993. Plaintiffs demand restitution and/or unspecified damages and punitive and exemplary damages. The Company intends to vigorously defend this action and does not believe the ultimate outcome will materially affect the Company. Counsel for the Company presently believes that an agreement in principle to settle the Nitti litigation has been reached with plaintiff's counsel. As proposed, the plaintiff's settlement with ShowBiz would be at no cost to the Company or its directors and officers. A written settlement agreement draft is being circulated among all counsel of record for comment at the date of this filing. In addition, and in response to a formal investigative order of the Securities and Exchange Commission ("SEC"), the Company and certain of its officers have provided testimony and produced the documents regarding the Company's sale of shares of ShowBiz Pizza Time, Inc. in June 1993.

      Hallwood entered into a settlement agreement dated April 14, 1994 with HRP and Smith Barney Shearson Holding Inc. requiring the Company to issue a note in the principal amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, No. C-90-2064 CAL, in the United States District Court, Northern District of California. The note is being issued in connection with the settlement of this litigation, and is being guaranteed as to payment by Smith Barney. Hallwood has agreed to reimburse Smith Barney for any payments Smith Barney is required to make pursuant to the guaranty and has granted Smith Barney a security interest in 187,500 shares of common stock of Hallwood Energy Corporation to secure this reimbursement agreement. Hallwood has agreed to maintain a 150% value-to-loan ratio throughout the term of the note, and has agreed to grant a security interest in additional shares of common

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




   stock of Hallwood Energy Corporation held or acquired by Hallwood if necessary to maintain this ratio. The settlement agreement is subject to court approval after notice to class members and a hearing regarding the terms of the settlement.

4. ANTICIPATORY LOSS

      The Company acquired its investment in Integra-A Hotel and Restaurant Company ("Integra") as a restructuring fee for its assistance in implementing a plan of financial restructuring in 1986 and through subsequent stock purchases. On December 30, 1988, Integra completed a spin-off of its ShowBiz subsidiary, which resulted in an allocation of the Company's Integra investment between the two entities and a reduction of the Company's investment in Integra.

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

      On March 8, 1994, all of Integra's common and preferred stock was cancelled and new common stock of Integra Hotels, Inc. was issued to Hallwood-Integra Holding Company Incorporated, a newly-incorporated, wholly owned subsidiary of the Company, for $1,000,000. Integra Hotels, Inc. is obligated to pay the administrative and priority tax claims of the bankruptcy case in full which has been fully accrued. Pursuant to the Plan, as impacted by the Supplemental Settlement, Integra funded a trust for the unsecured creditors by transferring to the trust $1,000,000 and all potential litigation claims which Integra has against the Company and certain others. The cash and claims were transferred to the trust in full satisfaction of the claims of all of Integra's unsecured creditors.

      Pursuant to the Settlement and Supplemental Settlement, the trust released all of the transferred claims which relate to the Company and certain related parties, for an immediate payment from the Company to the trust of $9,000,000, consisting of $5,000,000 in cash and a $4,000,000 note secured by 344,828 shares of ShowBiz stock. The Supplemental Settlement resolved a dispute and allowed the Bankruptcy Court to enter an order that determined that Integra is the owner and holder of certain claims described in the Settlement as "Core Claims", (which Core Claims have been asserted in certain state court proceedings identified as the Reese, European American and Hermitage Hotel lawsuits). As a consequence, all Core Claims pending against the Company in existing or future litigation, or asserted against the Company in the future, are released and permanently enjoined by the Plan and the order confirming the Plan.

      The Company believes that any pending or remaining non-released claims are without merit and, if such non-released claims are pursued, the Company intends to continue to vigorously contest such claims.

5. LOANS PAYABLE

   Real Estate

      The outstanding balance of the combined loans payable for the real estate division at April 30, 1994 was $7,322,000.

      Office-retail property. The Company's United Kingdom office-retail property is collateral for a L.3,500,000 term loan with the London Branch of The First National Bank of Boston ("FNBB"). The increase in the amount payable at April 30, 1994 to $5,322,000 from $5,205,000 is due solely to fluctuation in the foreign currency exchange rate.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




      HRP litigation settlement. The Company has agreed to issue a note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, previously referred to in Note 3.

      Term note. In January 1992, the Company issued a $1,613,350 note payable to Integra bearing interest at the FNBB Base Rate. On March 8, 1994 pursuant to a settlement agreement, the note, which had a remaining balance of $1,491,000 plus $60,000 of accrued interest, was satisfied by a cash payment of $150,000 and the issuance of a new five-year, eight percent, interest only $500,000 note, secured by a pledge of all of the Company's 446,345 HRP limited partnership units.

      The settlement agreement also provides that the pledgee will have the right to receive from the Company a payment in immediately available funds on the Payment Date (as hereinafter defined) in an amount (the "Participation Amount") equal to 25% of the increase in the value of the units, but in no event more than $500,000, from February 25, 1994 (the "Closing Date") to the Value Date (as hereinafter defined). The value of the units on the Closing Date was $1.69, the "high" price as quoted on the Closing Date for the units in The Wall Street Journal. The value of the units on the Value Date will be (i) the "high" price for the units on the Value Date as quoted in The Wall Street Journal, or (ii) if the units are no longer traded on the American Stock Exchange or another public exchange, as determined by an appraiser. The Value Date is defined as five (5) days prior to the Payment Date. The Payment Date is the earlier to occur of (a) the maturity date of the note and (b) one hundred twenty (120) days after pledgee requests payment in writing, provided that the Units are trading at a "high" price of not less than $9.00 per unit as quoted in The Wall Street Journal on the date of such request.

   Energy

      The Company's 70%-owned Hallwood Energy Corporation subsidiary ("HEC") has no direct indebtedness. Reflected in the consolidated balance sheets are HEC's share of the long term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP").

   Textile Products

      The outstanding balance of the combined loans payable for textile products at April 30, 1994 was $6,545,000.

      Brookwood revolver. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") entered into a two-year revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase") in the amount of $13,500,000 (the "Brookwood Revolver"). At that time the Company agreed to subordinate its $1,000,000 remaining intercompany bridge loan receivable from this subsidiary to the Brookwood Revolver. The Brookwood Revolver is collateralized by accounts receivable and the industrial equipment located in Kenyon, Rhode Island. The outstanding balance at April 30, 1994 was $6,025,000.

      Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc.
   The loan matures in December 1996, bears a 10% fixed interest rate and is secured by various existing dyeing and finishing equipment. The outstanding balance at April 30, 1994 was $520,000.

   Hotels

      The outstanding balance of the combined loans payable for the hotels at April 30, 1994 division was $12,848,000.

      In December, 1992, the Company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn Hotel in the amount of $8,000,000, for three years with an additional two-year option (the "Term Loan"). The Term Loan is secured by the pledge of all the capital stock of a special-purpose subsidiary, The Lido Beach Hotel, Inc. The principal assets of this subsidiary are the aforementioned hotel and three residential mortgage loan portfolios. The outstanding balance of the Term Loan at April 30, 1994 was $6,710,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




      The Company also assumed various note payable obligations as part of Integra's emergence from bankruptcy as follows: (i) first mortgage on a Residence Inn hotel located in Tulsa, Oklahoma - $5,200,000 (based upon commitment letter from lender); (ii) first mortgage on certain parking lots
   - $438,000; and (iii) note payable to former preferred shareholders of Integra - $500,000.

   Associated Companies

      The outstanding balance of the combined loans payable for the associated companies division at April 30, 1994 was $10,000,000.

      Margin loan. In July 1993, the Company obtained a margin loan from Prudential Securities Incorporated in the amount of $6,000,000 (the "Prudential Margin Loan"). Proceeds from the Prudential Margin Loan were used to satisfy a former margin loan facility with Interallianz Bank Zurich ("IBZ"). The Company had formerly pledged all of its ShowBiz common shares as collateral for the Prudential Margin Loan. On March 8, 1994, 344,828 shares were released and repledged to secure the $4,000,000 note given to the Integra Unsecured Creditors' Trust discussed in Note 4. The Prudential Margin Loan was paid in full from proceeds of the LOC, and the balance of the ShowBiz shares were pledged to secure its repayment.

      Line of credit. On April 19, 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services (the "LOC") in the maximum commitment amount of $6,000,000. Significant terms are (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; and (iii) collateral - 1,439,365 shares of ShowBiz common stock. The outstanding balance at April 30, 1994 was $6,000,000.

      Integra Unsecured Creditors' Trust. As discussed in Note 4 the Company issued a $4,000,000 note payable to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date - March 8, 1997; (ii) interest rate
   - 5% fixed; and (iii) collateral - 344,828 shares of ShowBiz common stock.

6. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

      7% collateralized senior subordinated debentures. On March 1, 1993, the Company completed an exchange offer whereby 13.5% Debentures, as defined below, in the aggregate principal amount of $27,481,000 were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased $14,538,000 of certain of its 13.5% Debentures at 80% of face value. Interest on the $27,481,000 principal amount of the 7% Debentures accrued from March 2, 1993, and is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital stock of certain wholly-owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged stocks consist of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase and the common stock of The Lido Beach Hotel, Inc. is also subject to a prior pledge in favor of FNBB.

      In April 1994 the Company repurchased 7% Debentures having a principal value of $2,174,000 for $1,526,000, resulting in a gain from debt extinguishment of $648,000. The repurchase partially satisfies the Company's obligation to retire 10% of the original issue ($2,765,000) by March 1996 and 25% of the original issue ($6,914,000) by March 1998.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




      Interest on the 13.5% Debentures is payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in- kind by the issuance of $6,792,900 additional 13.5% Debentures and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993 was also paid in cash. The Company is prohibited from issuing additional 13.5% Debentures as payment of interest in-kind until August 15, 1996.

      Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                             April 30,         July 31,
                    Description                                1994              1993
                    -----------                             ----------        ----------
  7% Debentures (face value) . . . . . . . . . . . .           $25,306           $27,481
  Unrecognized gain from purchases and exchange,
    net of $634 and $196 accumulated amortization,
    respectively . . . . . . . . . . . . . . . . . .             3,586             4,024
  Elimination of debentures owned by HEC . . . . . .            (1,894)           (1,894)
                                                               -------           -------
      Totals . . . . . . . . . . . . . . . . . . . .           $26,998           $29,611
                                                               =======           =======

  13.5% Debentures (face value)
    1989 Series  . . . . . . . . . . . . . . . . . .           $18,203           $18,203
    1991 Series  . . . . . . . . . . . . . . . . . .             2,310             2,310
    1992 Series  . . . . . . . . . . . . . . . . . .             2,389             2,389
                                                               -------           -------
      Totals . . . . . . . . . . . . . . . . . . . .           $22,902           $22,902
                                                               =======           =======

7.   INCOME TAXES

           Effective August 1, 1991, the Company accounts for income taxes in accordance with SFAS No. 109. The related deferred tax asset arises principally from the anticipated utilization of net operating loss carryforwards and tax credits at the statutory tax rate and other tax planning strategies.

           The following is a summary (in thousands) of the income tax provision (benefit):

                                         Nine Months Ended        Three Months Ended
                                             April 30,                 April 30,
                                      -----------------------  -----------------------
                                         1994        1993         1994          1993
                                      ----------  ----------    --------      --------
Federal
   Deferred tax   . . . . . . . . .     $1,083       $(886)        $--         $2,429
   Current  . . . . . . . . . . . .         --          75          --             --

State   . . . . . . . . . . . . . .        141         392          34            135
                                        ------       -----         ---         ------

     Total  . . . . . . . . . . . .     $1,224       $(419)        $34         $2,564
                                        ======       =====         ===         ======


         The federal deferred tax charge and (benefit) for the nine and three-month periods ended April 30, 1994 and 1993 are a result of a fluctuation in the valuation allowance, which is attributed to the recognition of additional (or reduction of) taxable income that would result from the implementation of certain tax planning strategies, which include the potential sale of its ShowBiz shares and certain other assets that would supplement income from operations.

         The amount of the deferred tax asset (net of the valuation allowance of $14,186,000) was $7,450,000 at April 30, 1994.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1994
                                  (UNAUDITED)




8.   RECOVERY FROM INVESTMENT IN ALLIANCE BANCORPORATION

         On February 4, 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery in the second quarter.

9.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of noncash investing and financing activities

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                     Nine Months Ended
                                                                         April 30,
                                                                   --------------------
                      Description                                    1994         1993
    -------------------------------------------------              --------     -------
 Issuance of promissory note payable in connection
   with Integra bankruptcy . . . . . . . . . . . . . . . . .        $4,000           --

 Assets (liabilities) acquired in connection with the
   emergence of Integra from bankruptcy (1)
     Hotel properties  . . . . . . . . . . . . . . . . . . .         7,048           --
     Receivables and other assets  . . . . . . . . . . . . .         2,296           --
     Loans payable . . . . . . . . . . . . . . . . . . . . .        (6,135)          --
     Accounts payable and accrued expenses . . . . . . . . .        (3,586)          --
     Less: investment in net assets received . . . . . . . .        (1,700)          --
                                                                   -------       ------

       Integra cash balance at emergence from bankruptcy   .         2,077           --
                                                                   =======       ======

 Recording of proportionate share of stockholders'
   equity transaction by ShowBiz affiliate . . . . . . . . .         1,667           --
 Issuance of note payable in connection with
   litigation settlement . . . . . . . . . . . . . . . . . .         1,500           --
 Exchange of Subordinated Debentures for
   new debentures  . . . . . . . . . . . . . . . . . . . . .            --      $25,587
 Payment in-kind of annual interest on
   Subordinated Debentures . . . . . . . . . . . . . . . . .            --        6,792
 Unrecognized gain from completion of Bond Exchange
   and Offer to Purchase for Cash  . . . . . . . . . . . . .            --        4,220

        Supplemental disclosures of cash payments
        -----------------------------------------

Interest paid (including capitalized interest) . . . . . . .         6,192        2,660
Income taxes paid  . . . . . . . . . . . . . . . . . . . . .            82           20



(1) The Company has made a preliminary estimate of the net assets distributed upon Integra's emergence from bankruptcy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             RESULTS OF OPERATIONS

   The Company reported net income of $541,000 for the quarter ended April 30, 1994, compared to a net loss of $1,907,000 in the year-ago quarter. The nine-month net loss of $1,247,000, compares to net income of $4,198,000 for the prior-year period.

   Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels, and associated companies business segments within those divisions.

   ASSET MANAGEMENT.

   Real estate.

   Revenues. Fee income of $835,000 for the fiscal 1994 third quarter decreased by $346,000 from the $1,181,000 reported in the year-ago quarter. Fee income of $2,835,000 for the nine months decreased by $899,000 from the similar period a year ago. The decreases were due to the significant level of leasing and construction activities in the prior-year periods and the disposition of properties by HRP. Fee income is derived from the Company's asset management and property management services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

   Rental income from the United Kingdom office-retail property in the amount of $171,000 in the current-year quarter increased slightly from $154,000 in the prior year while rental income for the nine-month period decreased to $442,000 from $523,000 due to retail tenant turnover.

   Interest and discounts from mortgage loans for the fiscal 1994 third quarter declined 27% to $84,000, from $115,000, as a result of early repayments of loans in the Company's mortgage loan portfolio. The comparative nine-month amounts were $272,000 and $361,000 for the 1994 and 1993 periods, respectively.

   The loss from investments in affiliate represents the Company's recognition of its pro-rata share of the loss recorded by HRP. For the current quarter the Company reported a $133,000 loss compared to a $118,000 loss in the quarter a year ago. The fiscal 1994 nine-month loss of $422,000 compares to a fiscal 1993 loss of $131,000. The increased loss is due to the effects of HRP's debt forgiveness gains in fiscal 1993 and the Company's increased investment in HRP limited partnership units. The carrying value of the Company's investment in HRP's limited partnership units had been reduced to zero; therefore, the Company no longer records its pro- rata share of losses from its limited partnership investment as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses, however, before any equity income could be recognized.

   Expenses. On April 14, 1994 the Company entered into a litigation settlement agreement to resolve the Equitec Roll-up Litigation. The settlement involved no immediate cash payment, but did require the Company to issue a $1,500,000 promissory note. See Note 3.

   Administrative expenses declined 28% to $234,000 in the fiscal 1994 third quarter, compared to $323,000 in the year-ago quarter. Administrative expenses
for the nine-month period decreased to $832,000 from $1,179,000.   The decline
for the three and nine-month periods is primarily attributable to the October 31, 1992 expiration of the Hallwood Realty Corporation subsidiary's guarantee to absorb general and administrative expenses of HRP in excess of a $2,500,000 required cap.

   Depreciation and amortization expense of $243,000 for the fiscal 1994 third quarter and $817,000 for the nine-month period decreased from $331,000 and
$993,000 in the corresponding fiscal 1993 periods.    Depreciation expense
relates to the office-retail property. Amortization expense relates to the cost of former property management contracts acquired by Hallwood Management Company and amortization of Hallwood Realty Corporation's, general partnership interest in HRP to the extent allocated to management rights. The decline is attributable to the expiration of amortization of acquired property management contracts.

   Interest expense declined in the fiscal 1994 third quarter to $163,000 from $166,000 and for the nine-month period declined to $499,000 from $542,000, due to a decline in the foreign currency exchange rate with respect to the loan on the office-retail property.

   Operating expenses were immaterial for the fiscal 1994 and 1993 periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   An additional provision for loss in the amount of $200,000 on a commercial mortgage loan in default to its net realizable value was recorded in the fiscal 1993 first quarter. Recoveries of $6,000 on fully reserved residential loans were recorded in the fiscal 1994 third quarter.

   Energy.

   Revenues. The Company owns 70% of the common stock of Hallwood Energy Corporation ("HEC"). HEC accounts for its investment in its Hallwood Energy Partners, L.P. ("HEP") affiliate using the proportionate consolidation method of accounting. HEC's general partner interest in HEP entitles it to interests in HEP's properties ranging from 2% to 25%, and HEC also holds approximately 7.3% of HEP's limited partnership units. Third quarter fiscal 1994 oil and gas revenues of $1,627,000 increased 3%, compared to $1,574,000 in the year-ago quarter. For the nine-months, the comparison of oil and gas revenues was $4,548,000 in the current year and $5,287,000 in the year-ago period. Oil revenue for the nine months decreased $615,000 to $1,333,000 due to a decline in the average price per barrel to $16.06 from $19.48 and a decrease in production to 83,000 barrels from 100,000 barrels. Gas revenue for the nine months decreased $124,000 to $3,215,000 as a result of a decrease in production to 1,470,000 mcf from 1,716,000 mcf offset by a slight increase in the average gas price to $2.19 from $1.95 per mcf. The decrease in oil and gas production is due primarily to normal production declines.

   Interest and other income decreased for the quarter to $55,000 from $347,000, principally due to a decrease in HEC's share of HEP's pipeline and gas marketing revenue, resulting from the sale of HEP's gas pipeline and other West Virginia properties which was effective March 31, 1993. For the nine months interest and other income decreased $323,000 for principally the same reasons.

   Expenses. Depreciation, depletion and amortization expenses were $499,000 for the quarter and $1,538,000 for the nine months. A year ago the comparable expenses were $518,000 and $1,650,000, respectively. The decrease is primarily the result of a lower depletion rate caused by the decrease in production due to property sales. Operating expenses decreased $53,000 to $381,000 for the three months and decreased $285,000 to $1,076,000 for the nine months compared to the fiscal 1993 periods, primarily due to the sale of HEP properties.

   Administrative expenses increased by $2,000 for the quarter and $27,000 for the nine-month period. The changes for both periods were immaterial.

   Interest expense decreased $35,000 to $98,000 during the fiscal 1994 third quarter and decreased $157,000 to $284,000 for the nine-month period as a result of HEP's lower average debt balance.

   Minority interest, which represents the interest of other stockholders in HEC's operations, decreased in both the fiscal 1994 third quarter and the nine-month period, due to HEC's repurchase of its own shares from minority shareholders for treasury and slightly lower net income from energy operations.

   OPERATING SUBSIDIARIES.

   Textile products.

   Revenues. Sales increased $1,285,000 in the fiscal 1994 third quarter to $19,430,000 compared to $18,145,000 in fiscal 1993. The comparative nine month sales were $52,338,000 in fiscal 1994 and $51,019,000 in fiscal 1993. The 7%
increase in sales for the fiscal 1994 quarter was the result of continued growth in the Broowood Consumer and Brookwood Roll Goods divisions. The lower level of growth, 3%, in the nine month sales reflect the weak market conditions in the second fiscal quarter affecting the Kenyon finishing plant and the adverse impact of a strike at a principal supplier.

   Expenses. Cost of sales increased by 10%, compared to the 7% increase in sales, in the fiscal 1994 third quarter from the comparable prior year quarter, resulting in a lower gross profit. The lower gross profit margin for the quarter (13.1% in fiscal 1994 compared to 15.8% in fiscal 1993) and for the nine-month period (12.4% in fiscal 1994 compared to 14.3% in fiscal 1993) was due to weak market conditions experienced by the Kenyon finishing plant.

   Administrative and selling expenses decreased slightly in the quarter and nine months from the comparable 1993 periods.

   The reduction of interest expense of $30,000 for the third fiscal quarter and $73,000 for the nine months was the result of lower average borrowings in fiscal 1994 than in the comparable 1993 periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   Hotels.

   Revenues. Hotel revenues for the period beginning March 9, 1994 include the result of Integra's Residence Inn hotel investments, consisting of one fee-owned and two leasehold properties and management fees from two Residence Inns managed for third-party owners. Such revenues were $1,066,000 and included in both the three month and nine month results. Considering only the three hotels owned by the Company for the three and nine-months periods in each of the comparable periods in fiscal 1994 and 1993, revenues increased by $275,000 and $29,000, respectively. The current quarter increase reflects the Company's election to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs. The higher rates were made possible by the Company's intensive capital expenditure program begun in early fiscal 1993.

   Expenses. On a comparable basis for the three-month and nine-month periods operating expenses decreased $112,000 and $354,000, respectively, reflecting the marketing strategy. Depreciation and amortization increased by $131,000 and $220,000, respectively, reflecting the capital expenditure program. Interest expenses decreased by $19,000 and $17,000, respectively, due to scheduled amortization of the FNBB Term Loan and additional amortization resulting from proceeds of early payoffs of pledged mortgage loans.

   ASSOCIATED COMPANIES

   Revenues. Associated companies' income for the fiscal 1994 third quarter in the amount of $544,000 compares to income of $1,115,000 in fiscal 1993. The comparable nine month amounts were $1,124,000 in fiscal 1994 and $8,700,000 in fiscal 1993. The decline is attributable to (i) the Company's sale of 250,000 shares of ShowBiz common stock in the fiscal 1993 second quarter for $8,300,000, which resulted in a gain of $6,125,000; (ii) a 3% decline in the Company's ownership percentage of ShowBiz (17% to 14%); and (iii) a substantial decline in ShowBiz earnings.

   Expenses. Interest expense of $110,000 for the fiscal 1994 third quarter and $324,000 for the nine months decreased from the year-ago expense of $264,000 and $690,000, respectively, due to a $6,000,000 reduction of the Company's margin loan in December 1992.

   In the fiscal 1993 third quarter the Company recorded a provision for loss of $414,000 with respect to its investment in Integra. No comparable amount was recorded in fiscal 1994.

   OTHER

   Revenues. On February 4, 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery in the second quarter. Interest on short-term investments of $80,000 for the fiscal 1994 third quarter and $267,000 for the nine months declined in comparison with the prior year amounts due to lower average invested cash balances. Fee income in the current year quarter of $32,000 declined from $93,000 in the fiscal 1993 quarter and declined to $94,000 from $399,000 for the nine months, due to the sale of the Company's Hallwood Services subsidiary in October 1992 and the expiration of a financial consulting contract with Oakhurst.

   Expenses. The Company's net interest expense for the fiscal 1994 third quarter of $1,069,000 and for the nine-month period of $3,253,000 were significantly reduced from the prior year amounts of $1,350,000 and $5,276,000, respectively. The decease was attributed to the completion of the Bond Exchange Offer referred to in Note 6 and the repayment of certain loan obligations.

   Administrative expenses, at $444,000 for the quarter and $1,559,000 for the nine months, were down from $1,082,000 and $3,064,000 in the comparable periods last year, due to the sale of Hallwood Services, costs associated with the Bond Exchange Offer expensed in fiscal 1993, lower office costs, and lower professional fees.

   Income taxes. Third quarter fiscal 1994 income tax expense includes a current provision for state income and franchise taxes of $34,000, and no deferred federal tax expense or benefit, compared to a fiscal 1993 income tax expense of $2,564,000, which includes a current provision for state income and franchise taxes of $135,000 and a deferred federal tax expense of $2,429,000. The nine- month fiscal 1994 income tax expense of $1,224,000 includes a current provision for state income and franchise taxes of $141,000 and a deferred federal tax expense of $1,083,000, compared to a fiscal 1993 nine-month income tax benefit of $419,000, which included a current provision for federal taxes of $75,000, a provision for state income and franchise taxes $392,000 and a deferred federal tax benefit of $886,000.

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

   Extraordinary gain. In April 1994 the Company repurchased 7% Debentures with a principal value of $2,174,000 for a discounted amount of $1,526,000, which resulted in an extraordinary gain from debt extinguishment in the amount of $648,000.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's unrestricted cash and cash equivalents at April 30, 1994 totaled $3,739,000. Additionally, $1,541,000 of cash is restricted as to withdrawal by the Company, pursuant to terms of various loan agreements and hotel lease agreements.

   Although the Company's ShowBiz shares, having a market value of approximately $17,842,000 at April 30, 1994 (based upon the closing price on such date of $10.00 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. At April 30, 1994, 1,439,365 of the Company's ShowBiz shares were pledged to secure the $6,000,000 line of credit and the balance of 344,828 shares to secure the $4.0 million promissory note issued to the Integra Unsecured Creditors' Trust discussed in
Note 4. A limited number of the Company's ShowBiz shares (dependent upon the ShowBiz share market price at the time) may be released under the line of credit's 130% collateral coverage requirement.

   The Company's real estate segment generates funds principally from its various real estate-related management activities without significant additional capital costs. The mortgage loan portfolio is a source of liquidity; however the principal has been pledged to secure the unpaid balance of The Lido Beach Holiday Inn hotel Term Loan. At April 30, 1994, substantially all of the Company's real estate and mortgage loans were pledged to secure loan obligations.

   Reflected in the energy segment of the accompanying balance sheet at April 30, 1994 are long-term obligations of affiliate of $5,396,000. This amount represents HEC's share of HEP's outstanding long-term obligations. HEP's debt consists primarily of $37,829,000 of borrowings under a line of credit and note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

   At April 30, 1994 Brookwood maintained a $13,500,000 revolving credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. Brookwood had additional availability under its Revolver in the amount of $6,155,000 at April 30, 1994. At present, it is presently restricted from repaying its $1,000,000 bridge financing to the parent company.

   The Company's hotel segment generates cash flow from operating six hotels (two Holiday Inns in Florida. One Embassy Suites and one Residence Inn Oklahoma, and one Residence Inn each in Alabama and South Carolina.)
Additional cash revenues are derived from two management contracts for managing Residence Inns located in Arizona and Texas.

                          PART II - OTHER INFORMATION


Item
- - ----
  1        Legal Proceedings.
           ------------------

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


  2        Changes in Securities.                                                                   None.
           ----------------------


  3        Defaults upon Senior Securities.                                                         None.
           --------------------------------


  4        Submission of Matter to a Vote of Security Holders.                                      None.
           ---------------------------------------------------


  5        Other Information.                                                                       None.
           ------------------


  6        Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits:

              (i) 11 - Statement Regarding Computation of Per Share Earnings.                     Page 23

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



                                        THE HALLWOOD GROUP INCORPORATED




Dated: June 13, 1994                    By: /s/ MELVIN J. MELLE
                                            Melvin J. Melle, Vice President
                                             (Duly Authorized Officer and
                                              Principal Financial and
                                              Accounting Officer)