Form 10-K
period 1994-07-31
HALLWOOD GROUP INC
filed 1994-10-28
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _______________
                                  FORM 10-K

     MARK ONE
     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM                     TO

 FOR THE FISCAL YEAR ENDED JULY 31, 1994         COMMISSION FILE NUMBER: 1-8303

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            51-0261339
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)

     3710 RAWLINS, SUITE 1500
          DALLAS, TEXAS                                          75219
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (214) 528-5588

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                               Name of Each Exchange
              Title of Each Class                               On Which Registered
              -------------------                              ---------------------
        Common Stock ($.10 par value)                         New York Stock Exchange

        13.5% Subordinated Debentures                         New York Stock Exchange
                 Due July 31, 2009

        7% Collateralized Senior Subordinated Debentures      New York Stock Exchange
                 Due July 31, 2000

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

                 INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 4x5 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN, DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

                 THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.10 PAR VALUE PER SHARE, HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE OF $2.50 PER SHARE ON SEPTEMBER 30, 1994 ON THE NEW YORK STOCK EXCHANGE, WAS $8,690,000.

                 6,383,267 SHARES OF COMMON STOCK, $.10 PAR VALUE PER SHARE, WERE OUTSTANDING AT SEPTEMBER 30, 1994, INCLUDING 896,000 SHARES OWNED BY THE COMPANY'S HALLWOOD ENERGY CORPORATION SUBSIDIARY.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after July 31, 1994.

================================================================================

                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                                                                               PAGE
                                                                                                                               ----
                                                             PART I

 Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

 Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

 Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

 Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                                                            PART II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . .   8

 Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

 Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                                            PART III

 Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

 Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

 Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . .  19

 Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                                                            PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                     PART I

ITEM 1.  BUSINESS

         Upon its formation in 1981, The Hallwood Group Incorporated ("Hallwood" or the "Company") (NYSE:HWG) became engaged in the ownership, operation and management of the real estate portfolios of its corporate predecessors and in the merchant banking business, specializing in assisting troubled companies to implement plans of financial restructuring. After 1981, the Company disposed of a substantial portion of its initial real estate portfolio and significantly expanded the range of its merchant banking activities. The Company has acquired substantial investment positions in a number of previously unaffiliated enterprises and has thereby become a diversified holding company engaged in three principal activities: asset management, operating subsidiaries and investments in associated companies.
The Company, its operating subsidiaries and associated company are currently engaged in the commercial and industrial real estate, energy, textile products, hotel and restaurant businesses. For financial reporting purposes, Hallwood considers itself to operate in five business segments: real estate, energy, textile products, hotels and restaurants. The Company is no longer engaged in the merchant banking business, other than in connection with the businesses in which its operating subsidiaries or associated company are engaged. Financial information for each industry segment in which the Company operates is set forth in Note 19 to the Company's consolidated financial statements.

         Asset Management. The Company's asset management division consists of real estate and energy business segments.

         Real Estate. Real estate activities are conducted primarily through the Company's wholly-owned subsidiaries, Hallwood Realty Corporation ("HRC") and Hallwood Management Company ("HMC"). In addition, the Company's wholly-owned Hallwood Investment Company subsidiary owns and operates an office-retail property in the United Kingdom. HRC is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded real estate master limited partnership (AMEX:HRY). HRC owns a 1% general partnership interest and Hallwood owns a 5% limited partnership interest in HRP. HRC is responsible for asset management, financing, acquiring and disposing of HRP properties as it deems appropriate. In addition, HRC provides general operating and administrative services to HRP. HRP owns 11 commercial properties, of which 7 are office building properties and 4 are industrial park properties. HMC was formed in June 1991 and acquired the rights under the property management agreements related to the HRP properties. HMC is responsible for on-site property management and receives various fees for the managing and leasing of such properties. See Note 13 to the Company's consolidated financial statements.

         The Company also has an investment in a mortgage loan portfolio secured by residential lots and condominiums. The carrying value of this portfolio continues to decline due to normal loan amortization and early loan payoffs. The portfolio is substantially pledged to collateralize a term loan on the Lido Beach Holiday Inn hotel.

         In fiscal 1994, real estate accounted for 4% of the Company's total revenues, compared to 6% in fiscal 1993 and 5% in fiscal 1992.

         Energy. Energy operations were established in May 1990, when the Company increased its common stock ownership of Hallwood Energy Corporation ("HEC") (AMEX:HWEC) from 11% to 53%, through the conversion of its preferred stock into common stock and the purchase of additional common stock. Since May 1990, HEC has been accounted for as a consolidated subsidiary of the Company. As a result of HEC's subsequent purchases of its own stock for treasury, the Company's percentage ownership of HEC's common stock has increased to 70%. See
Note 14 to the Company's consolidated financial statements.

         HEC is engaged in the development, production and sale of oil and gas, and in the acquisition, exploration, development and operation of additional oil and gas properties. HEC is the sole general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly-traded oil and gas master limited partnership (AMEX:HEP), and conducts substantially all of its operations through HEP. At July 31, 1994, HEC owned an approximate 12% partnership interest in HEP (including general and limited partnership interests). In addition, HEP is the general partner of several other affiliated partnerships and a 40% stockholder in Hallwood Consolidated Resources Corporation (NASDAQ:
HCRC), a publicly-traded oil and gas company.

         HEC accounts for its ownership of HEP using the proportionate consolidation method, whereby HEC records its proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

         In fiscal 1994, energy accounted for 6% of the Company's total revenues, compared to 7% in fiscal 1993 and 6% in fiscal 1992.

         Operating Subsidiaries. The Company's operating subsidiaries division consists of textile products and hotels business segments.

         Textile Products. Textile products operations are conducted through the Company's wholly-owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. See Note 15 to the Company's consolidated financial statements.

         In fiscal 1994, textile products accounted for 67% of the Company's total revenues, compared to 60% in fiscal 1993 and 62% in fiscal 1992.

         Hotels. Hotel operations are conducted through the Company's wholly-owned, The Lido Beach Hotel, Inc., Hallwood Hotels, Inc. ("Hallwood Hotels") and Hallwood-Integra Holding Company, Inc. ("Integra Hotels") subsidiaries, and consist of: (i) a fee interest in the Lido Beach Holiday Inn, Sarasota, Florida, which the Company purchased from Integra-A Hotel and Restaurant Company ("Integra") in December 1989 (the "Lido Beach Property");
(ii) leasehold interests in two other hotel properties, the Longboat Key Holiday Inn, Sarasota, Florida (the "Longboat Key Property"), and the Embassy Suites, Oklahoma City, Oklahoma, both of which were purchased from Integra in June 1991 and; (iii) a fee interest in a Residence Inns by Marriott, Inc. in Tulsa, Oklahoma, leasehold interests in two Residence Inns by Marriott, Inc. in Greenville, South Carolina and Huntsville, Alabama, two management contracts and other hotel-related assets acquired by the newly-formed Integra Hotels subsidiary upon consummation of Integra's Amended Plan of Reorganization in March 1994.

         The hotels are operated under license agreements with Holiday Inns Franchising, Inc., Embassy Suites, Inc. and Residence Inn by Marriott, Inc. The license agreements permit the licensor to prescribe, at such times as it determines, standards for the operation and maintenance of the various properties and their furnishings, equipment and facilities. Substantial capital expenditures may be required from time to time to comply with license standards. During the last three fiscal years approximately $4,000,000 in capital expenditures was invested in hotel properties.

         In fiscal 1994, hotel revenues accounted for 20% of the Company's total revenues, compared to 15% in fiscal 1993 and 17% in fiscal 1992. For those hotels owned by the Company for a full year in fiscal 1993, combined hotel revenues increased by 0.9% and the average daily room rate increased by 6.4% during fiscal 1994.

         Associated Companies. Hallwood's investment in associated companies consists of its 15% common stock investment in ShowBiz Pizza Time, Inc. ("ShowBiz")(NASDAQ:SHBZ). The Company formerly had investments in Oakhurst Capital, Inc. ("Oakhurst") (NASDAQ:OAKC) and Integra.

         ShowBiz operates a system of 330 Chuck E. Cheese's and ShowBiz Pizza children's specialty restaurants, of which 224 are company-operated. The Company sold 425,000 ShowBiz shares during fiscal 1993 for $13,500,000 resulting in a $9,705,000 gain. The latest financial statements of ShowBiz are also included elsewhere in this document. The Company accounts for ShowBiz on the equity basis.

         The Company formerly owned a 15% interest in Oakhurst (20% assuming exercise of warrants) which, through its Steel City Products, Inc. ("Steel City") subsidiary (NASDAQ:SCPI), supplies automotive products and accessories to independent retailers. In February 1994, the Company completed a cash sale of its entire investment for $1,250,000, resulting in a gain of $30,000.

         The Company formerly owned a 24% interest (39% assuming exercise of warrants) in Integra. The Company resolved to dispose of its Integra investment in July 1990 and reclassified it as an asset held for sale for financial reporting purposes. In connection with the planned disposition and in anticipation of a successful restructuring of Integra, the Company provided additional financing to Integra; however, the continuation of the recession resulted in a deterioration of Integra's financial position, and eventually its July 14, 1992 chapter 11 bankruptcy protection filing.

         On October 5, 1993, Integra filed a first amended plan of reorganization (the "Plan") and disclosure statement. The Plan, which was confirmed by the bankruptcy court on February 11, 1994, incorporated a settlement agreement by and between Integra, the Company, the Unsecured Creditors' Committee and others (the "Settlement") and a supplemental settlement agreement by and between Integra, the Unsecured Creditors' Committee, and the plaintiffs in the Reese lawsuit (the "Supplemental Settlement"). The Plan and Settlement provided for the reorganized Integra to continue in business as a wholly-owned subsidiary of the Company under its new name, Integra Hotels, Inc.

         On March 8, 1994, all of Integra's common and preferred stock was cancelled and new common stock of Integra Hotels, Inc. was issued to Hallwood-Integra Holding Company Incorporated, a newly-incorporated, wholly owned subsidiary of the Company, for $1,000,000. Integra Hotels, Inc. paid the administrative and priority tax claims of the bankruptcy case and funded a trust for the unsecured creditors, by transferring the $1,000,000 and all potential litigation claims which Integra may have had against the Company and certain others to the trust. The cash and claims were transferred in full satisfaction of the claims of all of Integra's unsecured creditors.

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

         In fiscal 1994, associated companies accounted for 1% of the Company's revenues, compared to 11% in fiscal 1993 and 8% in fiscal 1992.

         Competition. The Company's real estate operations are subject to competition from other entities, many of which have more experience and substantially greater financial resources.

         The energy industry is highly competitive. Major oil and gas companies, independent drilling and production programs and individual producers and operators are active bidders for oil and gas properties, as well as for the equipment and labor required to operate such properties. The market for oil and gas depends on a number of factors, including the level of domestic production, pace of the general economy, supply of imported oil and gas, actions of foreign oil-producing nations and the extent of governmental regulation and taxation.

         Textile products operations encounter competition in all regions in which they are conducted. In the volume areas of the textile business, competition is sometimes based on price, particularly during a soft economy.

         Hotel operations are subject to competition from similar types of properties in the vicinities in which they are located. In the current economic climate, the sale of hotels may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing.

         The business of the Company's ShowBiz associated company is subject to competition from other restaurant chains operating in the same marketplace with substantially greater financial resources.

         Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not materially affected the Company's business to date or that of its associated companies, it is possible that such considerations may have a material and adverse impact in the future. The Company actively monitors its environmental compliance, and is currently not aware of any material compliance issues.

         Number of Employees. The Company had 1,152 and 926 employees as of September 30, 1994 and 1993, respectively, comprised as follows:

                                                                 September 30,
                                                              -------------------
                                                               1994         1993
                                                              ------       ------
                         Hallwood  . . . . . . . . . . . .        5            5
                         Brookwood . . . . . . . . . . . .      377          389
                         Hotel Subsidiaries  . . . . . . .      513          279
                         HEC . . . . . . . . . . . . . . .      153          147
                         HMC . . . . . . . . . . . . . . .       82           83
                         HRC . . . . . . . . . . . . . . .       20           20
                         Other.  . . . . . . . . . . . . .        2            3
                                                              -----         ----

                              Total  . . . . . . . . . . .    1,152          926
                                                              =====         ====


         A substantial portion of the salaries and related costs of HEC, HMC and HRC employees are reimbursed by the respective energy and real estate Partnership Affiliates.

ITEM 2.  PROPERTIES

     REAL PROPERTIES

         The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below and/or in Schedule XI hereto.

Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                                                July 31, 1994
                                                          -----------------------------------------------------
                                                          Operating     Non-Operating
                   Description                            Properties      Properties      Total      Percentage
                   -----------                            ----------    --------------    ------    -----------
Real Estate
   Office-retail - United Kingdom (2)   . . . . . .         $10,314        $   --          $10,314      24%
   Developed land - Flint, MI   . . . . . . . . . .              --           290              290       1
                                                            -------        ------          -------
      Subtotal  . . . . . . . . . . . . . . . . . .          10,314           290           10,604      25
Textile Products
   Dyeing and finishing plant - Kenyon, RI (2)  . .           4,625            --            4,625      10
Hotels
   Lido Beach Holiday Inn - Sarasota, FL (2)  . . .          12,331            --           12,331      28
   Longboat Key Holiday Inn - Sarasota, FL (1), (2)           6,773            --            6,773      16
   Marriott Residence Inn - Tulsa, OK (2)   . . . .           5,214            --            5,214      12
   Marriott Residence Inn - Huntsville, AL (1)  . .             944            --              944       2
   Marriott Residence Inn - Greenville, SC (1)  . .             463            --              463       1
   Embassy Suites - Oklahoma City, OK (1), (2)  . .           2,615            --            2,615       6
   Parking lot - Irving, TX   . . . . . . . . . . .              --            50               50       *
                                                            -------        ------          -------
      Subtotal  . . . . . . . . . . . . . . . . . .          28,340            50           28,390      65
                                                            -------        ------          -------     ---

      Total   . . . . . . . . . . . . . . . . . . .         $43,279        $  340          $43,619     100%
                                                            =======        ======          =======     ===

_______________

*    Less than 1%.
(1) Cost represents purchased leasehold interest in hotel property and capital improvements.
(2)  Property is pledged as collateral under loan or bond indenture agreements.

                                                                             July 31, 1994
                                                              ------------------------------------------
                                                              Number of
                                                              Investments      Amount         Percentage
                                                              -----------      ------         ----------
United States
  Florida   . . . . . . . . . . . . . . . . . . . . . . .          2           $19,104            44%
  Oklahoma  . . . . . . . . . . . . . . . . . . . . . . .          2             7,829            18
  Rhode Island  . . . . . . . . . . . . . . . . . . . . .          1             4,625            10
  Alabama   . . . . . . . . . . . . . . . . . . . . . . .          1               944             2
  South Carolina  . . . . . . . . . . . . . . . . . . . .          1               463             1
  Michigan  . . . . . . . . . . . . . . . . . . . . . . .          1               290             1
  Texas   . . . . . . . . . . . . . . . . . . . . . . . .          1                50             *
                                                                  --           -------
      Subtotal  . . . . . . . . . . . . . . . . . . . . .          9            33,305            76
United Kingdom  . . . . . . . . . . . . . . . . . . . . .          1            10,314            24
                                                                  --           -------           ---

      Total   . . . . . . . . . . . . . . . . . . . . . .         10           $43,619           100%
                                                                  ==           =======           ===

_______________

*  Less than 1%.

     As of July 31, 1994, no single real estate property constituted 10% or more of the Company's consolidated assets.

     Construction of the office-retail property was completed in 1989 in an upscale commercial section of Brighton. The building is unique in the area and well-suited to the needs of its principal office tenant, which provides additional traffic for retail tenants. As the building is relatively new, only minimal maintenance has been required to date.

     Hotel properties are operated under license and, as such, must meet and maintain standards established by Licensor. At any time during the term of the license, the Licensor may require modernization, renovation and other upgrading of the hotel. As a result of capital expenditures of approximately $4,000,000 within the last three years, the Company is in compliance with all current requirements.

     The textile products' dyeing and finishing plant was custom-built and is well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. The plant is a multi-shift facility, which can be fully-utilized for a particular operation at any given time.

     OIL AND GAS PROPERTIES

         The Company's oil and gas properties consist primarily of HEC's indirect interest in properties owned through its investment in HEP.
Quantities and values presented in the financial statements attached hereto related to HEP's properties are shown net to HEC's interest in HEP. The supplemental oil and gas reserve information appended to the consolidated financial statements represents estimated quantities of proved oil and gas reserves. These reserves are located in principally six areas located in the United States. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available. See Note 5 to the Company's consolidated financial statements and Supplemental Oil and Gas Reserve Information.

         The following tables summarize certain oil and gas information related to HEC's direct interests and its share of HEP's oil and gas activities (in thousands of dollars):

                                                                    June 30,
                                                             -----------------------
                                                              1994             1993
                                                             ------           ------
         Net mineral interests, includes
          $361 and $826 of unproved
          mineral interests at June 30,
          1994 and 1993, respectively   . . . . . . . .      $10,608          $11,952
         Net other property and equipment . . . . . . .          397              433
                                                             -------          -------

         Oil and gas properties, net  . . . . . . . . .      $11,005          $12,385
                                                             =======          =======


                                                                         Years Ended  June 30,
                                                                ---------------------------------------
                                                                 1994            1993             1992
                                                                ------          ------           ------
         Development cost . . . . . . . . . . . . . . .         $835             $513             $537
         Property acquisition cost  . . . . . . . . . .          831              351              900
         Exploration cost . . . . . . . . . . . . . . .          287              281              636

ITEM 3.  LEGAL PROCEEDINGS

         The Company, certain of its affiliates and others have been named as defendants in several lawsuits relating to the HEP oil and gas merger and exchange offer referred to in Note 14 to the Company's consolidated financial statements, the HRP real estate consolidation referred to in Note 13 and the restructuring of Brock Hotel Corporation and subsequent "spin-off" of ShowBiz. In addition, in connection with a formal investigation by the Securities and Exchange Commission, the Company and certain of its officers and directors have provided testimony and produced documents regarding the Company's sale of shares of ShowBiz in June 1993. The Company is also a defendant in a separate lawsuit relating to these sales. Some of these actions have been settled and negotiations with respect to the settlement of certain of the others are in process. Nevertheless, the cost to the Company and its affiliates of defending these suits has been significant. In addition, the remaining lawsuits seek or may seek substantial damages from the Company and the other defendants, and there can be no assurances as to the ultimate outcome of these actions. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse affect on its financial condition beyond the reserves the Company has established for such purposes. However, it is possible that the costs of litigation and any settlements could be material to the Company's operations and cash flows. See Note 18 to the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended July 31, 1994.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the New York Stock Exchange under the symbol HWG. There were 3,601 stockholders of record as of September 30, 1994.

     The following table sets forth, for the fiscal periods indicated, a two-year record of high and low sales prices on the New York Stock Exchange and dividends paid per share of Common Stock.

                                                                            Fiscal
                                                            --------------------------------------
                                                                    1994               1993
                                                            ------------------ -------------------
         Quarters                                            High        Low     High       Low
         --------                                           -------    ------- --------   --------
         First  . . . . . . . . . . . . . . . . . . . . .   $ 5-7/8    $ 4-7/8  $ 5-1/8   $ 3-5/8
         Second . . . . . . . . . . . . . . . . . . . . .     5-3/8      4-3/8    8-3/4     3-3/4
         Third  . . . . . . . . . . . . . . . . . . . . .     4-1/2      2-7/8        8     5-5/8
         Fourth . . . . . . . . . . . . . . . . . . . . .     3-3/8      2-1/2    6-5/8     5-1/8

     The Company has not paid cash dividends since fiscal 1989 and, at present, does not intend to pay cash dividends in the foreseeable future.

     The closing price per share of the Common Stock on the New York Stock Exchange on September 30, 1994 was $2.50.

ITEM 6.    SELECTED FINANCIAL DATA
           (in thousands, except per share data)

                                                                                Years ended July 31,
                                                       ---------------------------------------------------------------
                                                           1994         1993         1992          1991        1990
                                                       ------------  ----------   ----------     ---------   ---------
REVENUES
Asset Management
  Real estate (a)   . . . . . . . . . . . . . . . . .    $   4,399    $  6,586     $  6,160      $  2,192    $  2,534
  Energy (b)  . . . . . . . . . . . . . . . . . . . .        6,234       8,455        7,112         8,049       2,400
Operating Subsidiaries
  Textile products  . . . . . . . . . . . . . . . . .       71,624      70,185       71,393        69,960      70,535
  Hotels (c)  . . . . . . . . . . . . . . . . . . . .       20,896      17,818       19,325         6,595       3,498
Associated Companies . . . . . . . .  . . . . . . . .        1,356      12,232        9,547         3,437         767
Other . . . . . . . . . . . . . . . . . . . . . . . .        2,193         854        1,618         1,245       5,402
                                                         ---------    --------     --------      --------    --------
                                                           106,702     116,130      115,155        91,478      85,136
EXPENSES
Asset Management
  Real estate (a)   . . . . . . . . . . . . . . . . .        4,287       3,969        6,107         2,999       2,294
  Energy (b)  . . . . . . . . . . . . . . . . . . . .        5,412       6,763        7,044         7,597       2,357
Operating Subsidiaries
  Textile products    . . . . . . . . . . . . . . . .       70,761      68,678       71,062        69,896      69,813
  Hotels (c)  . . . . . . . . . . . . . . . . . . . .       20,330      17,583       19,846         6,743       3,298
Associated Companies  . . . . . . . . . . . . . . . .          486       5,057       25,061           104       1,660
Other. . . . . . . . . . . . . . . . . . . . .  . . .        7,737      10,007       14,608         9,544      10,709
                                                         ---------    --------     --------      --------    --------
                                                           109,013     112,057      143,728        96,883      90,131
                                                         ---------    --------     --------      --------    --------
Income (loss) before income taxes, extraordinary gain
  and cumulative effect of SFAS No. 109 adoption  . .       (2,311)      4,073      (28,573)       (5,405)     (4,995)
Income taxes (benefit)      . . . . . . . . . . . . .        2,727       5,498       (1,702)          160         125
                                                         ---------    --------     --------      --------    --------

Loss before extraordinary gain and cumulative effect
   of SFAS No. 109 adoption   . . . . . . . . . . . .       (5,038)     (1,425)     (26,871)       (5,565)     (5,120)
Extraordinary gain from extinguishment of debt  . . .          648          --          452           196          --
                                                         ---------    --------     --------      --------    --------

Loss before cumulative effect of SFAS
  No. 109 adoption  . . . . . . . . . . . . . . . . .       (4,390)     (1,425)     (26,419)       (5,369)     (5,120)
Cumulative effect of SFAS No. 109 adoption  . . . . .           --          --       12,133            --          --
                                                         ---------    --------     --------      --------    --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . .    $  (4,390)   $ (1,425)    $(14,286)     $ (5,369)   $ (5,120)
                                                         =========    ========     ========      ========    ========

PER COMMON SHARE (PRIMARY)
  Net loss per common share   . . . . . . . . . . . .    $   (0.80)   $  (0.26)    $  (2.53)     $  (0.88)   $  (0.86)

DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . .           --          --           --            --          --

FINANCIAL CONDITION
Total assets  . . . . . . . . . . . . . . . . . . . .    $ 127,325    $138,378     $152,019      $151,455    $160,027
Subordinated debentures and  convertible debentures         49,768      52,513       49,518        52,720      52,850
Loans payable   . . . . . . . . . . . . . . . . . . .       38,054      29,323       43,426        27,330      25,219
Common stockholders' equity . . . . . . . . . . . . .        7,977      13,760       16,919        33,840      30,088
Preferred stockholder's equity (d)  . . . . . . . . .           --          --           --            --       9,448

(a) The Company's real estate operations increased in November 1990 upon formation of Hallwood Realty Partners, L.P., and purchase of the related property management contracts in June 1991.

(b) The Company acquired a 53% majority interest in HEC and commenced energy operations in May 1990. Its majority interest was subsequently increased to 63% in December 1992 and to 70% in April 1994.

(c) The Company's hotel operations commenced in December 1989, as a result of the purchase of a fee-owned hotel and the purchase of three leased hotel properties in June 1991, one of which was sold in January 1992. Hotel operations were also increased by the acquisition of the fee interest, two leasehold interests and two management contracts for Residence Inns by Marriott, Inc. discussed in Item 1.

(d) On November 20, 1989, Hallwood Securities Limited ("Limited") exchanged 830,000 shares of common stock of the Company for 8,300 shares of a new class of Series A Preferred Stock of the Company. Limited also received an additional 6,339 shares of such Series A Preferred Stock on November 20, 1989, as a payment in lieu of cash for a management fee. Effective January 15, 1991, Limited converted all 14,639 shares of Series A Preferred Stock into 1,463,900 shares of common stock of the Company in accordance with the terms of the Series A Preferred Stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations. The Company recorded a net loss of $4,390,000 for fiscal 1994, compared to net losses of $1,425,000 and $14,286,000 for fiscal 1993 and 1992, respectively.

         Total revenue for fiscal 1994 was $106,702,000, compared to $116,130,000 and $115,155,000 for fiscal 1993 and 1992, respectively.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels and restaurant business segments:

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

         REAL ESTATE

         Revenues. Real estate revenues of $4,399,000 for fiscal 1994, $6,586,000 for fiscal 1993 and $6,160,000 for fiscal 1992, include fee income, rentals, interest and discounts on the mortgage loan portfolio, equity loss from the Company's investments in HRP and loss on sale of real estate.

         Fee income of $3,924,000 in fiscal 1994 decreased by $2,015,000 or 34%, compared to $5,939,000 for fiscal 1993 and $5,160,000 for fiscal 1992.
The Company's HRC subsidiary became general partner of HRP on November 1, 1990, upon completion of the consolidation of eight real estate limited partnerships originally sponsored and managed by Equitec Financial Group, Inc. ("Equitec") into HRP. HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $435,000 for fiscal 1994, $472,000 for fiscal 1993 and $590,000 for fiscal 1992. Effective June 1, 1991, the Company's HMC subsidiary purchased the property management contracts relating to the HRP properties from Equitec for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the consolidation. The property management contracts encompass day-to-day property management responsibilities, for which HMC receives management fees, leasing commissions and certain other fees. HMC earned fees and commissions from HRP and certain third parties of $3,489,000 for fiscal 1994, $5,467,000 for fiscal 1993 and $4,570,000 for fiscal 1992. The volatility of revenues during the three years ended July 31, 1994 was due to the significant level of leasing and construction fees earned by HMC in fiscal 1993 in combination with the disposition of certain HRP properties.

         Rental income of $567,000 for fiscal 1994 decreased slightly, from $572,000 in fiscal 1993. Fiscal 1993 rentals decreased 38% from the 1992 amount of $927,000, primarily due to a $192,000 favorable litigation settlement in fiscal 1992.

         Interest and discounts from mortgage loans decreased by 24% to $354,000 in fiscal 1994 as a result of continuing amortization and repayments, compared to $468,000 in fiscal 1993. Fiscal 1993 amounts decreased by 27% for the same reason, compared to $645,000 in fiscal 1992.

         The Company recorded an equity accounting loss from its investments in HRP in the amount of $446,000 for fiscal 1994, $393,000 for fiscal 1993 and $536,000 for fiscal 1992. See Note 3 to the Company's consolidated financial statements.

         The Company recorded a loss of $36,000 on the sale of real estate in fiscal 1992, which resulted from settlement of a claim arising from the fiscal 1988 sale of the Company's former Atlantic Metropolitan PLC United Kingdom subsidiary.

         Expenses. Real estate expenses were $4,287,000 for fiscal 1994, including $1,500,000 for litigation settlement, compared to $3,969,000 for fiscal 1993 and $6,107,000 for fiscal 1992. This category also includes administrative expenses, depreciation and amortization, interest, provision for losses and operating expenses.

         In April 1994, the Company entered into a litigation settlement agreement to resolve the Equitec Roll-up Litigation, and recorded the expense relating to the issuance of a $1,500,000 promissory note. See Note 18 to the Company's consolidated financial statements.

         Depreciation and amortization of $1,060,000 for fiscal 1994 decreased $264,000, or 20%, compared to $1,324,000 for fiscal 1993. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of former property management contracts acquired by HMC and amortization of HRC's general partnership investment in HRP to the extent allocated to management rights. The fiscal 1994 decline is attributable to the full amortization of the acquired property management contracts in October 1993.
The fiscal 1993 amount was the same as fiscal 1992.

         Administrative expenses of $1,023,000 for fiscal 1994 represent a decrease of $496,000 from $1,519,000, or 33%, from fiscal 1993. This decrease was attributable to the disposition of properties by HRP and the October 31, 1992 expiration of HRC's guarantee to absorb general and administrative expenses of HRP in excess of $2,500,000 per annum. The decrease of $363,000, or 19% in fiscal 1993 from $1,882,000, in fiscal 1992, was primarily attributable to the expiration of the aforementioned HRC guarantee.

         Interest expense of $672,000, $713,000 and $912,000 for fiscal years 1994, 1993 and 1992, respectively, relate to borrowings from The First National Bank of Boston ("FNBB") secured by the office-retail property. The fiscal 1994 and 1993 decreases were attributable to a decline in the foreign currency exchange rate. See Note 7 to the Company's consolidated financial statements.

         Operating expenses declined to $32,000 for fiscal 1994, compared to $73,000 for fiscal 1993 and $96,000 for fiscal 1992. The declines were due to reduced professional fees associated with the office-retail property.

         The fiscal 1993 provision for losses of $340,000 is comprised of a $200,000 final loss on disposition of the last commercial real estate mortgage loan, a $40,000 provision for uncollectible resort time-share loans and a $100,000 write-down of a developed land parcel, compared to the provision for losses of $1,893,000 for fiscal 1992, which was comprised of a $1,011,000 (L.500,000) write-down on the carrying value of the office-retail property located in the United Kingdom and an $882,000 initial write-down of the commercial real estate loan.

         ENERGY

         Revenue. The Company owns approximately 70% of the common stock of HEC as of July 31, 1994 (63% as of July 31, 1993 and 53% as of July 31, 1992). HEC's general partner interest in HEP entitles it to interests in HEP's properties ranging from 2% to 25%, and HEC holds approximately 7.3% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting whereby HEC records its proportional share of each of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

         Oil and gas revenues of $5,983,000 for fiscal 1994 compares to $6,714,000 for fiscal 1993 and $6,680,000 for fiscal 1992. Production volumes declined 11% from 1993 to 1994 and decreased 9% in fiscal 1993 from fiscal 1992. The declines in production volumes are a result of normal production declines. Oil prices averaged $16.28 per barrel in fiscal 1994, compared to an average price of $19.20 in fiscal 1993 and $21.30 in 1992. Gas prices averaged $2.13 per mcf in fiscal 1994, compared to $1.97 in fiscal 1993 and $1.53 in fiscal 1992.

         Other income of $251,000 for fiscal 1994, compares to $1,741,000 for fiscal 1993 and $432,000 for fiscal 1992. The large fluctuation between the periods is primarily the result of HEC's share of a favorable litigation settlement received by HEP in fiscal 1993.

         Expenses. Energy expenses decreased 20% to $5,412,000 for fiscal 1994 from $6,763,000 for fiscal 1993 and decreased 4% in fiscal 1993 from $7,044,000 for fiscal 1992.

         Depreciation, depletion and amortization of properties declined 5% in fiscal 1994 to $2,018,000 from $2,115,000 in fiscal 1993 and 15% in fiscal 1993 from $2,485,000 in fiscal 1992 primarily due to the decrease in production previously discussed.

         Operating expenses, which are comprised of the costs of operating wells and production-related taxes, for fiscal 1994 decreased by $235,000 or 13% to $1,556,000 from the fiscal 1993 amount of $1,791,000 due primarily to decreased production volumes in fiscal 1994. Fiscal 1993 operating expenses decreased $511,000, or 22%, from $2,302,000 in fiscal 1992 due primarily to the sale of HEP properties.

         Administrative expenses for fiscal 1994 decreased slightly, to $1,049,000 from the fiscal 1993 amount of $1,058,000. Administrative expenses in fiscal 1993 decreased by $207,000, or 16%, from the fiscal 1992 amount of $1,265,000. This decrease was primarily a result of a reduction in personnel and the renegotiation of HEC's office lease.

         Interest expense decreased $186,000, or 33%, to $378,000 for fiscal 1994 from $564,000 in fiscal 1993 and $112,000, or 17%, from $676,000 for fiscal 1992, due primarily to HEP's lower average debt balance.

         Minority interest, which represents the interest of other common and preferred shareholders in the net income of HEC, of $411,000, $1,235,000 and $316,000 for fiscal years 1994, 1993 and 1992, respectively, fluctuates depending upon HEC's net income and percentage of minority ownership.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries division consists of textile products and hotels.

         TEXTILE PRODUCTS

         Revenue. Textile products revenue increased 2% to $71,624,000 for fiscal 1994, compared to $70,185,000 for fiscal 1993. This increase of $1,439,000 resulted from continued growth in the Brookwood Consumer and Brookwood Roll Goods divisions, partially offset by a decrease of the Kenyon finishing plant's revenues due to weak market conditions.

         The 2% decrease in revenues from $71,393,000 in fiscal 1992 to $70,185,000 in fiscal 1993 resulted principally from the Company's decision not to pursue direct government contracts in fiscal 1993. As a result, there was no revenue from direct government contracts in fiscal 1993 compared to $2,712,000 in fiscal 1992. Reductions in direct government and parachute revenues from the converting operations were partially offset by expansion into new markets at higher margins.

         Expenses. Textile products expenses increased 3% to $70,761,000 for fiscal 1994 from $68,678,000 for fiscal 1993. The increase in cost of sales and the resultant deterioration in textile products gross profits were principally the result of weak market conditions experienced by the Kenyon finishing plant during fiscal 1994. Gross margins were 12.5%, 13.8% and 12.1% in fiscal 1994, 1993 and 1992, respectively. Interest expense decreased $69,000 in fiscal 1994 from 1993 as a result of lower average borrowings and lower interest rates.

         Expenses decreased $2,384,000 in fiscal 1993 from fiscal 1992. The decrease in cost of sales and the improvement in gross profits resulted principally from more efficient operations and cost control at the finishing plant, and the change in sales mix. Interest expense decreased $300,000 in fiscal 1993 from 1992 as a result of lower average borrowings and lower interest rates.

         HOTELS

         Revenues. Revenue of $20,896,000 increased by $3,078,000 for fiscal 1994, or 17%, compared to $17,818,000 for fiscal 1993. Such increase was primarily due to the inclusion of operations of the Integra Hotels' properties, acquired in March 1994. For properties held for a full year during fiscal 1993 revenues increased $153,528, or 0.9%, in fiscal 1994 and the average daily rate also increased by 6.4%. Revenues for fiscal 1993 decreased 8% from fiscal 1992 revenues of $19,325,000, primarily due to the January 1992 sale of the Holiday Inn hotel in Little Rock, Arkansas. For properties held for a full year during fiscal 1992, revenue increased $746,593, or 4.4%, in fiscal 1993.

         Expenses. Hotel expenses were $20,330,000, $17,583,000 and $19,846,000 in fiscal years 1994, 1993 and 1992, respectively.

         Operating expenses of $17,338,000 for fiscal 1994 increased by $2,055,000, or 13%, from the fiscal 1993 expenses of $15,283,000. The increase was primarily due to the inclusion of the Integra Hotels properties. On a comparable location basis, operating expenses decreased $444,711, or 2.9%, over fiscal 1993. Fiscal 1993 operating expenses decreased by $1,885,000 from $17,168,000, or 11%, from fiscal 1992. As noted above, such decrease was due primarily to the sale of the Holiday Inn hotel in Little Rock.

         Depreciation and amortization increased to $2,104,000 in fiscal 1994 from $1,610,000 in fiscal 1993, due to significant capital improvements completed during the last three fiscal years and the acquisition of Integra Hotels Properties. Depreciation and amortization increased in fiscal 1993 from the fiscal 1992 amount of $1,497,000, due to capital improvements. Amortization expense for all three years relates principally to the Longboat Key Holiday Inn and Oklahoma City Embassy Suites leaseholds in the approximate amount of $950,000 per year.

         Interest expense of $888,000 for fiscal 1994 increased $198,000 from $690,000 in fiscal 1993. The interest expense relates to borrowings under a FNBB term loan on the Lido Beach Property (which amounted to $673,000, 690,000 and $1,181,000 in fiscal years 1994, 1993 and 1992, respectively), and a mortgage on the Residence Inn by Marriott hotel located in Tulsa, Oklahoma in the amount of $215,000. Fiscal 1993 interest, which only reflects the FNBB term loan, decreased by $491,000 from fiscal 1992 as a result of loan amortization and lower interest rates.

         The two Holiday Inn hotels located in Sarasota, Florida are presently under contract to be sold to a real estate investment trust ("REIT") to be formed. As a result of recent increases in interest rates, and a related weakening of the REIT market, the purchaser has informed the Company that it is suspending until further notice activity on the formation of the REIT. The hotel sales contracts provide that it will terminate if the sales are not completed by November 30, 1994, unless extended for up to two 30-day periods by the purchaser.

         ASSOCIATED COMPANIES

         Revenues. Associated companies' income for fiscal 1994 in the amount of $1,356,000 compares to income of $12,232,000 for fiscal 1993 and $9,547,000 for fiscal 1992. Substantially all income is derived from ShowBiz in all three years. Included in the 1993 and 1992 amounts are gains of $9,705,000 and $6,316,000, respectively, from the sale of 425,000 ShowBiz shares in 1993 and 500,000 ShowBiz shares in 1992. Fiscal 1993 and 1992 amounts are net of write-downs of the carrying value of the Company's investment in Oakhurst in the amount of $275,000 and $650,000, respectively. See Note 3 to the Company's consolidated financial statements.

         Expenses. Interest expense of $486,000 for fiscal 1994 decreased by $453,000, or 48% from $939,000 in fiscal 1993. The interest expense relates to borrowings under the new line of credit facility from Merrill Lynch Business Financial Services, Inc. ("MLBFS") and former margin loans from Prudential Securities Incorporated ("Prudential") and Interallianz Bank Zurich AG ("IBZ"). Fiscal 1994 interest also included an amount of $81,000 relating to the $4,000,000 note to Integra's Unsecured Creditors' Trust ("IUCT"). Interest expense for fiscal 1993 increased by $56,000 from the fiscal 1992 amount of $883,000, due to higher interest rates for the Prudential margin loan. All of the Company's shares of ShowBiz common stock are presently pledged as collateral under the MLBFS and IUCT loan agreements.

         The Company recorded provisions for loss from asset held for sale in fiscal 1993 and 1992 of $4,118,000 and $24,178,000 with respect to its investment in Integra. In July 1992, Integra filed for chapter 11 bankruptcy protection and, as a result, in fiscal 1992 the Company wrote off the carrying value of its Integra investment, including a $6,000,000 anticipatory loss. During fiscal 1993, Integra continued to operate in bankruptcy while it developed an amended plan of reorganization. The amended plan provided for payments by the Company to a proposed bankruptcy-created trust and, as a result, the Company recorded an additional provision for loss in fiscal 1993 for such payments and legal fees. As previously discussed, the Plan was confirmed by the court and was consummated in March 1994. See Note 8 to the Company's consolidated financial statements.

         OTHER

         Revenue. On February 4, 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery in fiscal 1994.

         Interest and other income, principally from interest on short-term investments, decreased by $42,000, or 11% to $340,000 in fiscal 1994, compared to $382,000 for fiscal 1993, as a result of lower cash available for investment. Fiscal 1993 interest revenues increased by $91,000 from the fiscal 1992 amount of $291,000 as a result of greater cash available for investment offset in part by lower interest rates.

         Fiscal 1994 fee income of $150,000 was received from a financial consulting contract with ShowBiz. Fiscal 1993 fee income of $472,000, included fees of $354,000 that were derived from financial consulting contracts with ShowBiz and Oakhurst. The Oakhurst contract in the annual amount of $250,000 was terminated in June 1993. The fiscal 1993 decrease of $855,000 from $1,327,000 in fiscal 1992 is attributable to the September 1992 disposition of Hallwood Services, Inc. ("Services"), a former wholly-owned subsidiary of the Company, incorporated as of August 1, 1991, to provide administrative services to Hallwood Hotels, Oakhurst and Integra. Services was sold to a non-bankrupt subsidiary of Integra in September 1992 for a nominal amount.

         Expenses. The Company's net interest expense in fiscal 1994 was $4,322,000, a decrease of 33% from the fiscal 1993 amount of $6,413,000, principally due to the favorable effect of the bond exchange program concluded in March 1993. The Company's net interest expense for fiscal 1993 represents a 10% decrease in such expense compared to the fiscal 1992 amount of $7,159,000, which was also due to the bond exchange program during the five months of fiscal 1993.

         Other administrative expenses of $3,268,000 in fiscal 1994 compares to $3,629,000 for fiscal 1993, and to $4,778,000 for fiscal 1992. The decrease in fiscal 1994 of $361,000, or 10%, is attributable to lower personnel and office expenses, offset by increased costs related to pending litigation matters. The decrease in expense of $1,149,000 or 24% for fiscal 1993 compared to fiscal 1992 is due to the sale of Services and lower consulting fees, professional fees and shareholder relations costs, offset by a non-recurring fiscal 1993 expense of $486,000 related to the bond exchange program.

         In fiscal 1994, the Company recorded a $147,000 provision for loss from an investment in a marketable security. In fiscal 1993, the Company recorded a $35,000 recovery from a marketable security investment. In fiscal 1992, the Company recorded a provision for losses of $2,671,000 primarily from a write-off of $2,418,000 in project costs associated with the Company's unsuccessful attempt to acquire certain assets of Integrated Resources, Inc., a distressed real estate syndicator in bankruptcy, and a $184,000 write-off of a non-quoted marketable security.

         Income Taxes. Effective August 1, 1991, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS No. 109") issued in February 1992. Among other things this standard requires the recognition of future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax bases of assets and liabilities (approximately $11,200,000 at the end of the fiscal year) and tax net operating loss carryforwards (approximately $53,600,000 at the end of the fiscal year) ("NOLs"), to the extent that realization of such benefits is "more likely than not", as defined in SFAS No. 109. In its consolidated financial statements for the fiscal year ended July 31, 1992, the Company adopted the provisions of SFAS No. 109 and changed its accounting method for income taxes by recording its cumulative effect, as of the beginning of the fiscal year, resulting in a one-time $12,133,000 increase to stockholders' equity.

         The Company's NOLs expire as follows:  1995 - $9,000,000, 1996 to 2000
- - - $2,700,000 and 2006 to 2009- $41,900,000.  SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not".  Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $17,700,000 of the NOLs prior to their ultimate expiration in the year 2009.

         Management believes that the Company has certain tax planning strategies available, which include the potential sale of its ShowBiz shares, the hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that it is more likely than not taxable income will be sufficient to utilize a significant portion of the NOLs before expiration, however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for significant utilization of the NOLs.

         Extraordinary Item. During fiscal 1994 the Company repurchased 7% Debentures with a principal value of $2,174,000 for a discounted amount of $1,526,000, which resulted in an extraordinary gain from debt extinguishment in the amount of $648,000. In fiscal 1992, the Company repurchased $81,000 of 13.5% Debentures at a purchase price of $55,000, which resulted in a gain of $26,000, and HEC acquired $2,149,000 of 13.5% Debentures at a cost of $1,330,000 resulting in a gain in the amount of $426,000 equivalent to 52% (ownership percentage at time of acquisition) of the discount.

         Liquidity and Capital Resources. Cash and cash equivalents at July 31, 1994 totaled $5,728,000.

         The Company's real estate segment generates funds principally from its property management activities without significant additional capital costs. The mortgage loan portfolio is a source of liquidity; however, the principal has been pledged to secure the unpaid balance of a term loan on the Lido Beach Property.

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totalling $4,858,000 at June 30, 1994. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. At September 30, 1994, HEP has $17,143,000 outstanding under a note purchase agreement, which matures in April 1998, and $9,328,000 outstanding under a revolving credit agreement, which matures in March 1999. HEP's unused borrowing capacity under the revolving credit agreement was $19,430,000 at September 30, 1994. HEP declares distributions quarterly to its unitholders including HEC.

HEP will continue to evaluate its cash flow from operations on a quarterly basis and will determine each quarter's distribution accordingly.

         At July 31, 1994, Brookwood maintained a $13,500,000 revolving line of credit facility (the "Brookwood Revolver") with The Chase Manhattan Bank, N.A. ("Chase"), which is collateralized by accounts receivable and equipment. The Brookwood Revolver was amended during September 1994 to extend the expiration date to August 31, 1997. At September 30, 1994, the Brookwood revolver had $1,934,000 of unused borrowing capacity.

         Although the Company's ShowBiz shares, having a market value of approximately $14,719,600 at October 18, 1994 (based upon the closing price of $8.25 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,250,000 (balance as of October 18, 1994) Merrill Lynch Business Financial Services, Inc. line of credit and the $4,000,000 note payable to the Integra Unsecured Creditors' Trust.

         Management believes that it will have sufficient funds derived from operations and the potential sale of ShowBiz shares, hotel properties or other assets to satisfy its obligations.

         As described in Note 18 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,890,000 (excluding operating lease commitments of $12,581,000).

         Inflationary Factors. Typically, inflation has the effect on real estate operations of increasing revenue based on percentage rentals and allowing rent increases on lease renewals as rental rates rise, generally to reflect higher construction costs on new properties. This positive effect, if any, on the Company's revenues may be offset by increasing operating expenses. Higher construction costs and rental rates, if any, may make the Company's existing rental properties more valuable in terms of both replacement cost and income expectation, two significant factors in any valuation of real estate on a current basis. However, due to the general downturn in the real estate industry, there can be no expectation that any of these factors will materialize.

         The market for and prices of oil and gas depend on a number of factors, including the level of domestic production, pace of the general economy, supply of imported oil and gas, actions of foreign oil-producing nations and extent of governmental regulation and taxation. HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. In general, it is HEP's goal to hedge 50% of its oil and gas production for each of the next two years and 30% for each of the three years thereafter. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold. HEP has entered into financial contracts for hedging transactions of between 7% and 49% of its forecasted oil production for the years 1995 through 1998 at prices ranging from $14.75 per barrel to $17.55 per barrel. HEP has also entered into hedging contracts of between 29% and 55% of its forecasted gas production for the years 1995 through 1998 at prices ranging from $1.97 per mcf to $2.18 per mcf.

         Increased costs of the textile products operations resulting from inflationary factors are, to the extent possible, passed on to customers of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements, together with the independent auditors' report, are included elsewhere herein. Reference is made to Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 1994.

         In addition to certain directors of the Company who serve as executive officers, the following individuals also serve as executive officers of the
Company:

         William L. Guzzetti, age 51, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of HEC since February 1985 and as President, Chief Operating Officer and a Director of HCRC since May 1991. Prior to that, Mr. Guzzetti served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of HRC and HMC, respectively.

         Melvin J. Melle, age 52, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.


ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is contained in the Proxy Statement under the headings "Executive Compensation," "Compensation of Directors" and "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of certain of the Company's outstanding securities is contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is contained in the Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Reference is made to the "Index to Financial Statements and Schedules" appearing after the signature page hereof.

            1. Financial Statements.

            Included in Part II, Item 8 of this report are the following:

                    Independent Auditors' Report

                    Consolidated Balance Sheets, July 31, 1994 and 1993

                    Consolidated Statements of Operations, Years ended July 31, 1994, 1993 and 1992

                    Consolidated Statements of Changes in Stockholders' Equity, Years ended July 31, 1992, 1993 and 1994

                    Consolidated Statements of Cash Flows, Years ended July 31, 1994, 1993 and 1992

                    Notes to Consolidated Financial Statements

               Supplemental Oil and Gas Reserve Information (Unaudited)

            2. Financial Statement Schedules.

            Independent Auditors' Report on Schedules

                        I       Marketable Securities - Other Investments
                      III       Condensed Financial Information of Registrant
                     VIII       Valuation and Qualifying Accounts and Reserves
                        X       Supplemental Income Statement Information
                       XI       Real Estate and Accumulated Depreciation
                      XII       Mortgage Loans on Real Estate


         All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes.

         Financial Statements of ShowBiz Pizza Time, Inc.

               Form 10-K, for the period ended December 31, 1993

               Form 10-Q, for the period ended July 1, 1994 (Unaudited)

         3. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                3.1 Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.2 of Atlantic Metropolitan Corporation's Registration Statement on Form S-14, Registration No. 2-89505.

                3.2 Amendment to Restated Certificate of Incorporation of the Company, with respect to conversion of 7% Participating Convertible Preferred Stock and reverse split of Common Stock, is incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended July 31, 1986, File No. 1-8303.

                3.3 Amendment to Restated Certificate of Incorporation of the Company, with respect to limiting the personal liability of directors of the Company or any stockholder thereof, is incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended July 31, 1987, File No. 1-8303.

                3.4 Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein by reference to Exhibit 3.4 to the Company's Form 10- K for the fiscal year ended July 31, 1992, File No. 1-8303.

                4.1 Indenture Agreement, dated as of April 14, 1983, among Atlantic Metropolitan Corporation, Atlantic Metropolitan (U.K.) plc and The Law Debenture Trust Corporation plc, as Trustee, relating to the 12% Convertible Notes due July 31, 1997 of Anglo Metropolitan (U.K.) plc is incorporated herein by reference to Exhibit 4.4 to Atlantic Metropolitan Corporation's Form 10-K for the fiscal year ended July 31, 1983, File No. 1-8303.

                4.2 Indenture Agreement, and related Pledge Agreement, dated as of March 2, 1993, among Norwest Bank Minnesota, National Association, Trustee, and the Company, regarding 7% Collateralized Subordinated Debentures due July 31, 2000, is incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended January 31, 1993, File No. 1-8303.

                4.3 Indenture, dated as of May 1, 1989, between the Company and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit T3C to the Company's Application for Qualification of Indenture on Form T-3, Registration No. 22-19326.

               10.2 Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties Corporation's Registration Statement on Form S-11, File No. 2-73345.

               10.3 Amendment to Consulting Agreement with Robert L. Lynch, effective October 1, 1982, is incorporated herein by reference to Exhibit 10.4 to Umet Properties Corporation's Form 10-K for the fiscal year ended November 30, 1982, File No. 1-8384.

               10.5 Amended and Restated Agreement, dated March 30, 1990, between the Company and Stanwick Management Company, Inc. (subsequently merged into its parent, Stanwick Holdings, Inc.) concerning the allocation of costs and expenses incurred in connection with the operation and management of their common offices is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1990, File No. 1-8303.

               10.6 Amended 1985 Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July 31, 1987, File No. 1-8303.

               10.9 Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, filed herewith.

              10.11 Agreement, dated December 18, 1987, between the Company, Grainger Trust plc, Atlantic Metropolitan (U.K.) plc and Alan George Crisp, relating to the sale by the Company of Atlantic Metropolitan (U.K.) plc is incorporated herein by reference to Exhibit
                          2.1 to the Company's Form 8-K dated January 6, 1988, File No. 1-8303.

              10.12 Second Amended and Restated Revolving Credit Agreement, dated as of November 26, 1991, by and among the Company, The First National Bank of Boston ("FNBB") and the other banks which are parties thereto, incorporated herein by reference to Exhibit
                          10.12 to the Company's Form 10-K dated July 31, 1992, File No. 1-8303.

              10.13 Second Amended and Restated Hallwood Note, dated as of November 26, 1991, executed by the Company in favor of FNBB, as agent, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K dated July 31, 1992, File No. 1-8303.

              10.14 Second Amended and Restated Security and Pledge Agreement, dated as of November 26, 1991, executed by the Company in favor of FNBB, as agent, incorporated herein by reference to Exhibit 10.14 to the Company's Form 10-K dated July 31, 1992, File No. 1-8303.

              10.15 Amendment and Release Agreement, dated as of June 25, 1992, by and among the Company, FNBB and the other banks which are parties thereto, incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K dated July 31, 1992, File No. 1-8303.

              10.16 Second Amendment Agreement, dated as of October 30, 1992, by and among the Company, FNBB and the other banks which are parties thereto, incorporated herein by reference to Exhibit 10.16 to the Company's Form 10-K dated July 31, 1992, File No. 1-8303.

              10.31 Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to
                          Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

              10.33 Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

              10.34 Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated eligible employees of the Company, filed herewith.

              10.35 Consulting Agreement, dated as of August 1, 1989, between the Company and Atlantic Management Associates, Inc. is incorporated by reference to
                          Exhibit 10.28 to the Company's Form 10-Q for the fiscal quarter ended January 31, 1990, File No. 1-8303.

              10.43 Services Agreement, dated September 29, 1992 between the Company and Hallwood Securities Limited, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

              10.47 Consulting Agreement, dated June 2, 1992, between the Company and Hallwood Monaco S.A.M, incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

              10.54 Amended and Restated Loan Agreement, dated as of December 23, 1992 between The First National Bank of Boston and the Company, incorporated by reference to
                          Exhibit 10.54 to the Company's Form 10-Q for the quarter ended January 31, 1993, File No. 1-8303.

              10.55 Credit Agreement and Guaranty, dated as of December 9, 1992, among Brookwood Companies Incorporated as Borrower, the Guarantor signatory hereto, the Banks signatory hereto and The Chase Manhattan Bank, N.A., as Agent; and the First Amendment to Credit Agreement and Guaranty, dated as of March 31, 1993, incorporated by reference to Exhibit 10.55 to the Company's Form 10-Q for the quarter ended April 30, 1993, File No. 1- 8303.

              10.56 Second Amendment to Credit and Guaranty, dated as of September 27, 1994, among Brookwood Companies Incorporated as Borrower, Kenyon Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as Bank and as agent for the Banks, filed herewith.

              10.57 Client's Agreement and related Pledge Agreement, dated as of June 7, 1993, between Prudential Securities Incorporated and the Company incorporated by reference to Exhibit 10.56 to the Company's Form 10-K for the year ended July 31, 1993, File No. 1-8303.

              10.58 WCMA Note and Loan Agreement and Pledge and Collateral Assignment of Securities Account and Securities, dated as of April 19, 1994 between the Company and Merrill Lynch Business Financial Services, Inc.; and Amendment to Loan Documents, dated September 8, 1994, filed herewith.

              10.59 Employment Agreement, dated as of April 1, 1992, between the Company's Hallwood Monaco SAM subsidiary and Anthony J. Gumbiner, filed herewith.

              10.60 Financial Consulting Agreement, dated as of August 1, 1994, between the Company and Hallwood Financial Corporation, filed herewith.

              10.61 Financial Consulting Agreement, dated as of June 30, 1994, between the Company and Hallwood Petroleum, Inc., filed herewith.

              11.         Statement Regarding Computation of Per Share Earnings.

              22. Active Subsidiaries of the Registrant as of September 30, 1994.

              27.         Financial Data Schedule.

     (b)   Reports on Form 8-K.

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE HALLWOOD GROUP INCORPORATED



                                    By:  /s/  MELVIN J. MELLE
                                              Melvin J. Melle
                                          Vice President - Finance
                                    (Principal Financial and Accounting Officer)


Dated: October 26, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 26th day of October 1994.



                Signature                                              Title
                ---------                                              -----
          /s/  MELVIN J. MELLE                      Vice President - Finance (Principal Financial and
              (Melvin J. Melle)                     Accounting Officer)



          /s/  ANTHONY J. GUMBINER                  Chairman of the Board and Director (Principal
              (Anthony J. Gumbiner)                 Executive Officer)



          /s/  ROBERT L. LYNCH                      Vice Chairman and Director
              (Robert L. Lynch)



          /s/  BRIAN M. TROUP                       President and Director (Principal Operating Officer)
              (Brian M. Troup)



          /s/  CHARLES A. CROCCO, JR.               Director
              (Charles A. Crocco, Jr.)



          /s/  J. THOMAS TALBOT                     Director
              (J. Thomas Talbot)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27

Financial Statements:

  Consolidated Balance Sheets, July 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .        28-29

  Consolidated Statements of Operations, Years ended July 31, 1994, 1993 and 1992   . . . . . . .        30-31

  Consolidated Statements of Changes in Stockholders' Equity, Years ended July 31, 1992,
    1993 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32

  Consolidated Statements of Cash Flows, Years ended July 31, 1994, 1993 and 1992   . . . . . . .           33

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .        34-67

Supplemental Oil and Gas Reserve Information (Unaudited)  . . . . . . . . . . . . . . . . . . . .        68-70

Schedules:

Independent Auditors' Report on Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . .           71

        I  Marketable Securities - Other Investments  . . . . . . . . . . . . . . . . . . . . . .           72
      III  Condensed Financial Information of Registrant  . . . . . . . . . . . . . . . . . . . .        73-77
     VIII  Valuation and Qualifying Accounts and Reserves . . . . . . . . . . . . . . . . . . . .           78
        X  Supplemental Income Statement Information  . . . . . . . . . . . . . . . . . . . . . .           79
       XI  Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .           80
      XII  Mortgage Loans on Real Estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        81-82

    All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes.

Financial Statements of ShowBiz Pizza Time, Inc.

  Form 10-K, for the year ended December 31, 1993   . . . . . . . . . . . . . . . . . . . . . . .       83-134

  Form 10-Q, for the period ended July 1, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . .      135-154

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
October 18, 1994

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                 July 31
                                                                                         --------------------
                                                                                            1994       1993
                                                                                         ---------   --------
ASSET MANAGEMENT
    REAL ESTATE (NOTES 2, 3, 4, 7 AND 13)
         Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,119    $  7,998
         Investments in HRP.  . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,927       7,869
         Mortgage loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,021       2,601
         Receivables and other assets . . . . . . . . . . . . . . . . . . . . . . .           406         636
                                                                                         --------    --------
                                                                                           17,473      19,104
    ENERGY (NOTES 5, 7 AND 14)
         Oil and gas properties, net  . . . . . . . . . . . . . . . . . . . . . . .        11,005      12,385
         Current assets of HEP. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,976       6,157
         Noncurrent assets of HEP.  . . . . . . . . . . . . . . . . . . . . . . . .         1,868       2,133
         Receivables and other assets . . . . . . . . . . . . . . . . . . . . . . .         1,437       1,035
                                                                                         --------    --------
                                                                                           17,286      21,710
                                                                                         --------    --------
            Total asset management assets . . . . . . . . . . . . . . . . . . . . .        34,759      40,814

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS (NOTES 7 AND 15)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,910      14,389
         Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,723      12,501
         Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . .         8,301       8,058
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           982       1,107
                                                                                         --------    --------
                                                                                           34,916      36,055
    HOTELS (NOTES 2 AND 7)
         Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,784      16,940
         Receivables and other assets . . . . . . . . . . . . . . . . . . . . . . .         3,671       1,519
                                                                                         --------    --------
                                                                                           26,455      18,459
                                                                                         --------    --------
            Total operating subsidiaries assets . . . . . . . . . . . . . . . . . .        61,371      54,514

ASSOCIATED COMPANIES (NOTES 3 AND 7)
    Investment in ShowBiz Pizza Time, Inc.  . . . . . . . . . . . . . . . . . . . .        16,444      16,763
    Investment in Oakhurst Capital, Inc.  . . . . . . . . . . . . . . . . . . . . .            --       1,220
                                                                                         --------    --------
            Total associated companies assets . . . . . . . . . . . . . . . . . . .        16,444      17,983

OTHER (NOTES 6 AND 11)
    Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,900       8,533
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .         5,728      11,837
    Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,482       2,048
    Other. . .    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,412       1,602
    Investment in insurance contracts   . . . . . . . . . . . . . . . . . . . . . .           229       1,047
                                                                                         --------    --------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        14,751      25,067
                                                                                         --------    --------

            TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $127,325    $138,378
                                                                                         ========    ========





          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                July 31,
                                                                                        ---------------------
                                                                                          1994         1993
                                                                                        --------     --------
ASSET MANAGEMENT
    REAL ESTATE (NOTE 7)
         Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  7,399    $  5,205
         Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .           492         550
                                                                                         --------    --------
                                                                                            7,891       5,755
    ENERGY (NOTE 7)
         Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,153       8,751
         Long-term obligations of HEP . . . . . . . . . . . . . . . . . . . . . . .         4,858       6,963
         Current liabilities of HEP . . . . . . . . . . . . . . . . . . . . . . . .         2,470       3,938
         Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .           148         165
                                                                                         --------    --------
                                                                                           14,629      19,817
                                                                                         --------    --------
                Total asset management liabilities  . . . . . . . . . . . . . . . .        22,520      25,572

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS (NOTE 7)
         Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,451       9,198
         Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .         6,079       6,990
                                                                                         --------    --------
                                                                                           14,530      16,188
    HOTELS (NOTE 7)
         Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,204       7,429
         Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . .         4,460       1,479
                                                                                         --------    --------
                                                                                           16,664       8,908
                                                                                         --------    --------
                Total operating subsidiaries liabilities  . . . . . . . . . . . . .        31,194      25,096

ASSOCIATED COMPANIES (NOTES 7 AND 8)
    Loans payable     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,000       7,491
    Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . . . .            26          85
    Anticipatory loss - asset held for sale   . . . . . . . . . . . . . . . . . . .            --      10,050
                                                                                         --------    --------
                Total associated companies liabilities  . . . . . . . . . . . . . .        10,026      17,626

OTHER (NOTES 7 AND 9)
    7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . . . . . .        26,866      29,611
    13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . . . . . .        22,902      22,902
    Interest and other accrued expenses   . . . . . . . . . . . . . . . . . . . . .         5,840       3,811
                                                                                         --------    --------
                Total other liabilities . . . . . . . . . . . . . . . . . . . . . .        55,608      56,324
                                                                                         --------    --------

                TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .       119,348     124,618

CONTINGENCIES AND COMMITMENTS (NOTE 18)

STOCKHOLDERS' EQUITY (NOTE 10)
    Preferred stock, $.10 par value; authorized 500,000 shares; unissued  . . . . .            --          --
    Common stock, $.10 par value; authorized 10,000,000 shares;
         issued 6,394,709 shares in both years;
         outstanding 5,487,267 shares in both years   . . . . . . . . . . . . . . .           639         639
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .        56,442      58,088
    Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (42,894)    (38,504)
    Equity adjustment from foreign currency translation   . . . . . . . . . . . . .            86        (167)
    Treasury stock, 907,442 shares in both years; at cost   . . . . . . . . . . . .        (6,296)     (6,296)
                                                                                         --------    --------

                TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .         7,977      13,760
                                                                                         --------    --------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . .      $127,325    $138,378
                                                                                         ========    ========





          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                                     Years ended July 31,
                                                                            ---------------------------------
                                                                               1994        1993        1992
                                                                            ---------   ---------   ---------
ASSET MANAGEMENT
    REAL ESTATE (NOTES 3, 4, 7 AND 13)
         Fees. . . .  . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,924    $  5,939    $  5,160
         Rentals. .   . . . . . . . . . . . . . . . . . . . . . . . . .          567         572         927
         Interest and discounts from mortgage loans . . . . . . . . . .          354         468         645
         Loss from investments in HRP.  . . . . . . . . . . . . . . . .         (446)       (393)       (536)
         Loss on sale of real estate  . . . . . . . . . . . . . . . . .           --          --         (36)
                                                                            --------    --------    --------
                                                                               4,399       6,586       6,160

         Litigation settlement  . . . . . . . . . . . . . . . . . . . .        1,500          --          --
         Depreciation and amortization  . . . . . . . . . . . . . . . .        1,060       1,324       1,324
         Administrative expenses  . . . . . . . . . . . . . . . . . . .        1,023       1,519       1,882
         Interest. . .  . . . . . . . . . . . . . . . . . . . . . . . .          672         713         912
         Operating expenses . . . . . . . . . . . . . . . . . . . . . .           32          73          96
         Provision for losses . . . . . . . . . . . . . . . . . . . . .           --         340       1,893
                                                                            --------    --------    --------
                                                                               4,287       3,969       6,107
                                                                            --------    --------    --------

               Income from real estate operations . . . . . . . . . . .          112       2,617          53

    ENERGY (NOTES 5, 7 AND 14)
         Oil and gas revenues . . . . . . . . . . . . . . . . . . . . .        5,983       6,714       6,680
         Other income (including intercompany amounts of $202, $88
            and $155 in 1994, 1993 and 1992, respectively)  . . . . . .          251       1,741         432
                                                                            --------    --------    --------
                                                                               6,234       8,455       7,112

         Depreciation, depletion and amortization . . . . . . . . . . .        2,018       2,115       2,485
         Operating expenses . . . . . . . . . . . . . . . . . . . . . .        1,556       1,791       2,302
         Administrative expenses  . . . . . . . . . . . . . . . . . . .        1,049       1,058       1,265
         Minority interest  . . . . . . . . . . . . . . . . . . . . . .          411       1,235         316
         Interest. .  . . . . . . . . . . . . . . . . . . . . . . . . .          378         564         676
                                                                            --------    --------    --------
                                                                               5,412       6,763       7,044
                                                                            --------    --------    --------
               Income from energy operations  . . . . . . . . . . . . .          822       1,692          68
                                                                            --------    --------    --------
               Income from asset management operations  . . . . . . . .          934       4,309         121

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS (NOTES 7 AND 15)
         Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,624      70,185      71,393

         Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . .       62,705      60,518      62,731
         Administrative expenses  . . . . . . . . . . . . . . . . . . .        5,332       5,354       5,155
         Selling expenses . . . . . . . . . . . . . . . . . . . . . . .        2,122       2,135       2,205
         Interest (including intercompany amounts of $83, $160 and
            $7 in 1994, 1993 and 1992, respectively)  . . . . . . . . .          602         671         971
                                                                            --------    --------    --------
                                                                              70,761      68,678      71,062
                                                                            --------    --------    --------
               Income from textile products operations  . . . . . . . .          863       1,507         331





          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amount)

                                                                                  Years ended July 31,
                                                                           ----------------------------------
                                                                              1994        1993        1992
                                                                           ---------    ---------   ---------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS (NOTES 2 AND 7)
       Sales. . . .   . . . . . . . . . . . . . . . . . . . . . . . . .    $  20,896    $ 17,818    $ 19,325

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . .       17,338      15,283      17,168
       Depreciation and amortization  . . . . . . . . . . . . . . . . .        2,104       1,610       1,497
       Interest. .  . . . . . . . . . . . . . . . . . . . . . . . . . .          888         690       1,181
                                                                           ---------    --------    --------
                                                                              20,330      17,583      19,846
                                                                           ---------    --------    --------
              Income (loss) from hotel operations . . . . . . . . . . .          566         235        (521)
                                                                           ---------    --------    --------
              Income (loss) from operating subsidiaries . . . . . . . .        1,429       1,742        (190)

ASSOCIATED COMPANIES (NOTES 3, 7 AND 8)
    Income. . . .   . . . . . . . . . . . . . . . . . . . . . . . . . .        1,356      12,232       9,547

    Interest. . . .   . . . . . . . . . . . . . . . . . . . . . . . . .          486         939         883
    Loss from asset held for sale   . . . . . . . . . . . . . . . . . .           --       4,118      24,178
                                                                           ---------    --------    --------
                                                                                 486       5,057      25,061
                                                                           ---------    --------    --------
              Income (loss) from associated companies . . . . . . . . .          870       7,175     (15,514)

OTHER (NOTE 7)
    Recovery from investment in Alliance Bancorporation   . . . . . . .        1,703          --          --
    Interest on short-term investments and other income   . . . . . . .          340         382         291
    Fee income    . . . . . . . . . . . . . . . . . . . . . . . . . . .          150         472       1,327
                                                                           ---------    --------    --------
                                                                               2,193         854       1,618
    Interest, net of $285, $248 and $162 in 1994, 1993 and
       1992, respectively, from other segments  . . . . . . . . . . . .        4,322       6,413       7,159
    Administrative expenses   . . . . . . . . . . . . . . . . . . . . .        3,268       3,629       4,778
    Provision for losses (recovery)   . . . . . . . . . . . . . . . . .          147         (35)      2,671
                                                                           ---------    --------    --------
                                                                               7,737      10,007      14,608
                                                                           ---------    --------    --------
           Other loss, net  . . . . . . . . . . . . . . . . . . . . . .       (5,544)     (9,153)    (12,990)
                                                                           ---------    --------    --------

    Income (loss) before income taxes, extraordinary gain and
       cumulative effect of SFAS No. 109 adoption   . . . . . . . . . .       (2,311)      4,073     (28,573)
    Income taxes (benefit) (Note 11)  . . . . . . . . . . . . . . . . .        2,727       5,498      (1,702)
                                                                           ---------    --------    --------
    Loss before extraordinary gain and
       cumulative effect of SFAS No. 109 adoption   . . . . . . . . . .       (5,038)     (1,425)    (26,871)
    Extraordinary gain from extinguishment of debt (Note 9)   . . . . .          648          --         452
                                                                           ---------    --------    --------

    Loss before cumulative effect of SFAS No. 109 adoption  . . . . . .       (4,390)     (1,425)    (26,419)
    Cumulative effect of SFAS No. 109 adoption  . . . . . . . . . . . .           --          --      12,133
                                                                           ---------    --------    --------

NET LOSS   . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .    $  (4,390)   $ (1,425)   $(14,286)
                                                                           =========    ========    ========

PER COMMON SHARE (PRIMARY)
    Loss before extraordinary gain and
       cumulative effect of SFAS No. 109 adoption   . . . . . . . . . .    $   (0.92)   $  (0.26)   $  (4.75)
    Extraordinary gain from extinguishment of debt  . . . . . . . . . .         0.12          --        0.08
    Cumulative effect of SFAS No. 109 adoption  . . . . . . . . . . . .           --          --        2.14
                                                                           ---------    --------    --------

    Net loss per common share   . . . . . . . . . . . . . . . . . . . .    $   (0.80)   $  (0.26)   $  (2.53)
                                                                           =========    ========    ========





          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED JULY 31, 1992, 1993 AND 1994
                                 (IN THOUSANDS)


                                                                                  Equity
                                                                                adjustment
                                                             Addi-                 from                            Total
                                           Common stock      tional    Accumu-    foreign     Treasury stock       stock-
                                          ----------------  paid-in    lated     currency    -----------------    holders'
                                          shares par value  capital   deficit   translation  shares     cost       equity
                                          ------ ---------  -------   --------  -----------  ------  ---------    -------

BALANCE, AUGUST 1, 1991 . . . . . .       6,395    $639     $58,088   $(22,713)   $   508        364   $(2,682)    $ 33,840
 Net loss - year ended July 31, 1992                                   (14,286)                                     (14,286)
 Foreign currency translation gain                                                  1,153                             1,153
 Purchase of treasury stock   . . .                                                              568    (3,788)      (3,788)
                                          -----    ----     -------   --------    -------        ---   -------     --------

BALANCE, JULY 31, 1992  . . . . . .       6,395     639      58,088    (36,999)     1,661        932    (6,470)      16,919
 Net loss - year ended July 31, 1993                                    (1,425)                         (1,425)
 Foreign currency translation loss                                                 (1,828)                           (1,828)
 Exercise of stock options  . . . .                                        (80)                  (25)      174           94
                                          -----    ----     -------   --------    -------        ---   -------     --------

BALANCE, JULY 31, 1993  . . . . . .       6,395     639      58,088    (38,504)      (167)       907    (6,296)      13,760
 Net loss - year ended July 31, 1994                                    (4,390)                                      (4,390)
 Foreign currency translation gain                                                    253                               253
 Proportionate share of stockholders'
   equity transactions of ShowBiz. . .                       (1,646)                                                 (1,646)
                                          -----    ----     -------   --------    -------        ---   -------     --------

BALANCE, JULY 31, 1994  . . . . . .       6,395    $639     $56,442   $(42,894)   $    86        907   $(6,296)    $  7,977
                                          =====    ====     =======   ========    =======        ===   =======     ========





          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Years ended July 31,
                                                                                -------------------------------------
                                                                                   1994          1993          1992
                                                                                ---------     ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (4,390)      $(1,425)     $(14,286)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities
    Gain on sale of investment in associated company  . . . . . . . . . . .          (30)       (9,705)       (6,316)
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . .        6,252         6,161         6,383
    Undistributed income from energy affiliate  . . . . . . . . . . . . . .       (3,543)       (5,276)       (3,261)
    Distributions from energy affiliate   . . . . . . . . . . . . . . . . .        2,743         2,748         2,320
    Change in deferred tax asset
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . .        2,633         5,449        (1,849)
      Cumulative effect of SFAS No. 109 adoption  . . . . . . . . . . . . .           --            --       (12,133)
    (Recovery of) provision for losses, net   . . . . . . . . . . . . . . .       (1,556)          580         5,220
    Issuance of note payable for litigation settlement  . . . . . . . . . .        1,500            --            --
    Equity in net income of associated companies/affiliates   . . . . . . .         (880)       (2,325)       (3,009)
    Gain from extinguishment of debt  . . . . . . . . . . . . . . . . . . .         (648)           --          (452)
    Proceeds from collections of mortgage loans   . . . . . . . . . . . . .          638         1,318           912
    Amortization of deferred gain from debenture exchange   . . . . . . . .         (571)         (196)           --
    Amortization of mortgage loan discounts   . . . . . . . . . . . . . . .          (51)          (79)          (85)
    Accrued interest on 13.5% Debentures  . . . . . . . . . . . . . . . . .            8         5,855         6,942
    Loss from asset held for sale   . . . . . . . . . . . . . . . . . . . .           --         4,118        24,178
    Increase in mortgage loans from sale of real estate   . . . . . . . . .           --           (76)           --
    Distributions/dividends from other affiliates   . . . . . . . . . . . .           --            --           152
    Loss on sale of real estate   . . . . . . . . . . . . . . . . . . . . .           --            --            36
    Net change in other assets and liabilities  . . . . . . . . . . . . . .          250         1,267        (2,330)
    Net change in textile products assets and liabilities   . . . . . . . .          351          (627)       (2,950)
    Net change in energy assets and liabilities   . . . . . . . . . . . . .         (380)        1,285          (215)
                                                                                --------       -------      --------

      Net cash provided by (used in) operating activities   . . . . . . . .        2,326         9,072          (743)

CASH FLOWS FROM INVESTING ACTIVITIES
    Disbursements related to Integra - asset held for sale  . . . . . . . .       (7,421)       (1,818)      (11,220)
      Less: Integra cash balance at emergence from bankruptcy   . . . . . .        2,077            --            --
    Proceeds from liquidation of Alliance Bancorporation  . . . . . . . . .        1,703            --            --
    Capital expenditures and acquisition of real estate and hotels  . . . .       (1,332)       (1,158)       (2,062)
    Proceeds from sale of investment in associated company  . . . . . . . .        1,250        13,504        10,354
    Repayment of investments in associated companies  . . . . . . . . . . .           --         4,768             4
    Investments in textile products property and equipment  . . . . . . . .       (1,193)         (795)         (915)
    Proceeds from sale (investment in) insurance contracts, net   . . . . .          858        (1,016)           --
    Net change in restricted cash for investing activities  . . . . . . . .          450          (153)         (316)
    Investments in energy property and equipment  . . . . . . . . . . . . .         (147)          (94)           (3)
    Investments in associated companies/affiliates  . . . . . . . . . . . .           (8)         (427)          (10)
    Proceeds from sales of real estate and hotels   . . . . . . . . . . . .            5            97         2,076
    Investments in marketable securities  . . . . . . . . . . . . . . . . .           --          (776)           --
                                                                                --------       -------      --------

      Net cash provided by (used in) investing activities   . . . . . . . .       (3,758)       12,132        (2,092)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable   . . . . . . . . . . .        6,100        22,400        16,257
    Repayment of bank borrowings and loans payable  . . . . . . . . . . . .       (7,922)      (34,965)       (1,001)
    Repurchase of 7% Debentures   . . . . . . . . . . . . . . . . . . . . .       (1,526)           --            --
    Purchase of capital stock by energy subsidiary for treasury   . . . . .       (1,454)       (2,118)           --
    Net change in restricted cash for financing activities  . . . . . . . .          144         1,973          (101)
    Repurchase of 13.5% Debentures  . . . . . . . . . . . . . . . . . . . .           --        (6,461)       (1,386)
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . .           --            94            --
    Repurchase and retirement of Convertible Debentures   . . . . . . . . .           --            --        (6,991)
    Purchase of common stock for treasury   . . . . . . . . . . . . . . . .           --            --        (3,788)
                                                                                --------       -------      --------

  Net cash provided by (used in) financing activities   . . . . . . . . . .       (4,658)      (19,077)        2,990

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . .          (19)         (249)          163
                                                                                --------       -------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .       (6,109)        1,878           318

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . . . . . . .       11,837         9,959         9,641
                                                                                --------       -------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . . . . . . .     $  5,728       $11,837      $  9,959
                                                                                ========       =======      ========





          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES


     The significant accounting policies of the Company are as follows:

     (a)   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following subsidiaries:

           Brookwood Companies Incorporated and subsidiary
           Hallwood Energy Corporation and subsidiaries
           Hallwood Hotels, Inc.
           Hallwood-Integra Holding Company and subsidiaries
           Hallwood Investment Company
           Hallwood Management Company
           Hallwood Monaco S.A.M.
           Hallwood Realty Corporation
           Hallwood Securities Corporation
           Hallwood Services, Inc.
           HWG Realty Investors, Inc.
           NJ Portfolio Limited
           The Lido Beach Hotel, Inc.

     The Company fully consolidates all subsidiaries and records a minority interest in those less than wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Hallwood Energy Corporation is included on the basis of a June 30 fiscal year end.

     (b)   Recognition of Income

     Fee income. Fee income earned in real estate operations is generally received in cash and is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements. Fee income from restructuring activities is generally earned at the time of closing and is generally received in the form of shares or other securities of the issuer. The Company's policy is to record such securities at fair value. Fee income from other financial services activities may be received in the form of securities, cash or a combination thereof.

     Interest income. Interest on mortgage loans is recognized as earned. The general policy is to discontinue accruing interest when management believes collection is unlikely or if foreclosure proceedings are imminent or in process. Previously accrued interest deemed uncollectible is written off.

     Textile products sales. Sales revenue is recognized upon shipment or release of product, when title passes to the customer.

     (c)   Carrying Value of Investments

     Common shares and other securities are recorded at fair value determined as of the date acquired. Thereafter, equity accounting is utilized where the Company is able to exercise significant influence over the issuer's operating and financial policies.

     Investments in other marketable securities are stated at the lower of cost or market value. Temporary declines in the market value of significant non-current marketable securities are recorded as a reduction of stockholders' equity.

     Mortgage loans are stated at cost, less allowance for losses.

     Investments in insurance contracts are stated at the lower of cost or market value. The cost basis includes original acquisition cost and subsequent premiums paid.

     Purchased real estate is carried at cost including interest costs associated with properties under development or renovation. Property acquired through foreclosure is recorded at the lower of cost or fair value at the date of foreclosure. In this case, cost is defined as the unpaid principal balance of the foreclosed loan, plus accrued interest, the unpaid balance of mortgages assumed and costs of obtaining possession.

     (d)   Oil and Gas Properties

     Hallwood Energy Corporation ("HEC") and its affiliated entity, Hallwood Energy Partners, L.P. ("HEP"), follow the accounting policy known as "full cost accounting," whereby all the costs of exploration for and development of oil and gas reserves, including both productive and nonproductive costs, are capitalized as incurred. The capitalized costs applicable to evaluated oil and gas properties and related future development costs are amortized on a unit-of-production method based on reserve estimates prepared by in-house petroleum engineers. A portion of these reserves have been reviewed by independent petroleum engineers.

     The full cost method of accounting also provides that capitalized costs of oil and gas properties shall not exceed the "cost center ceiling." The cost center ceiling is a function of the present value, discounted at 10%, of future net revenues from estimated production of proved oil and gas reserves. Future net revenues are estimated using prices currently in effect, except in instances where a future price reduction is known.

     Unproved property costs are excluded from the amortization base until the related properties are evaluated. Such unproved property costs are assessed periodically, and a provision for impairment is made to the full cost amortization base when appropriate.

     HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. In general, it is HEP's goal to hedge 50% of its oil and gas production for each of the next two years and 30% for each of the three years thereafter. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

     (e)   Investment in Energy Affiliate

     HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     (f)   Purchase Price in Excess of Fair Value of Net Assets Acquired

     The purchase price in excess of fair value of the net assets acquired in business acquisitions is amortized over the expected period of benefit.

     (g)   Allowance for Losses

     Adjustments to the allowance for losses are based on periodic reviews of the investment portfolio by management, including, where necessary, determination of estimated net realizable values by current appraisals of the underlying properties and such other significant factors as, in the judgment of management, result in a reasonable allowance for possible losses.

     (h)   Depreciation and Amortization

     Depreciation of fee-owned real estate is computed on the straight-line method over periods of twenty to forty years, five to thirty years for improvements, and three to ten years for furniture and equipment. Amortization of hotel leasehold interests is computed on the straight-line method over the remaining lease term and varies from 6 to 10 years.

     Expenditures for maintenance and repairs are charged to operations; renewals and betterments are capitalized and depreciated over the estimated useful lives of the assets.

     (i)   Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries have been translated to United States dollars. All balance sheet accounts are translated at the year-end exchange rate, and statement of operations items are translated at the average exchange rate for the year. Resulting translation adjustments are made directly to a separate component of stockholders' equity.

     (j)   Income Taxes

           The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), effective August 1, 1991.

     (k)   Inventories

           Inventories are valued at the lower of cost (first-in, first-out method) or market.

     (l)   Statement of Cash Flows

           The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within 90 days from the date of acquisition.

           The Company also records the making of mortgage loans to facilitate the sale of real estate properties and principal collection thereon as cash flows from operating activities.

     (m)   Anticipated Adoption Dates of New Accounting Pronouncements

           The Company has not adopted Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), Statement of Financial Accounting Standards No. 118 - Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures ("SFAS No. 118") and SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") and does not anticipate adopting any of these new standards until the mandatory adoption date, which for the Company is the year ending July 31, 1996 for SFAS No. 114 and SFAS No. 118 and July 31, 1995 for SFAS No. 115. Based on the Company's current investment portfolio, the Company does not expect that the statements will have a material effect on the Company's results of operations; however, substantially all securities would be classified as available-for-sale and reported at fair value.

           Also, the Company has not adopted Statement of Financial Accounting Standards No. 107 - Disclosure About Fair Value of Financial Information ("SFAS No. 107"). The Company is not required to adopt SFAS No. 107 until the year ending July 31, 1996. As SFAS No. 107 relates to disclosure only, the Company's results of operations will not be impacted upon adoption.


     (n)   Reclassifications

           Certain prior period amounts within the accompanying statements have been reclassified for comparability.

     (o)   Earnings per Common Share

           Primary earnings per common share are based on the weighted average number of common shares outstanding during each year presented.

           Average common and common share equivalents used in the computation of loss per share are approximately 5,487,000 in fiscal 1994, 5,483,000 in fiscal 1993 and 5,652,000 in fiscal 1992.

NOTE 2 - REAL ESTATE AND HOTEL PROPERTIES

     The following table summarizes the cost, accumulated depreciation and amortization and allowance for losses of the real estate and hotel segments as of the balance sheet dates (in thousands):


                                                                               July 31,
                                                                      ------------------------
                                                                        1994            1993
                                                                      --------        --------
Real Estate.
Office-retail property  . . . . . . . . . . . . . . . . . . . .        $10,314          $ 9,829
Non-operating properties  . . . . . . . . . . . . . . . . . . .            290              324
                                                                       -------          -------
                                                                        10,604           10,153
Less:   Accumulated depreciation  . . . . . . . . . . . . . . .         (1,475)          (1,175)
        Allowance for losses  . . . . . . . . . . . . . . . . .         (1,010)            (980)
                                                                       -------          -------

        Total   . . . . . . . . . . . . . . . . . . . . . . . .        $ 8,119          $ 7,998
                                                                       =======          =======

Hotels.
Building improvements and equipment . . . . . . . . . . . . . .        $16,649          $11,114
Leasehold acquisition costs . . . . . . . . . . . . . . . . . .          8,026            6,625
Land          . . . . . . . . . . . . . . . . . . . . . . . . .          3,715            2,750
                                                                       -------          -------
                                                                        28,390           20,489
Less:   Accumulated depreciation and amortization   . . . . . .         (5,606)          (3,549)
                                                                       -------          -------

        Total   . . . . . . . . . . . . . . . . . . . . . . . .        $22,784          $16,940
                                                                       =======          =======


     The increase in the cost of the office-retail property is principally due to the increase in the foreign currency exchange rate.

Note 3 - INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANIES (DOLLAR AMOUNTS IN THOUSANDS)


                                           JULY 31, 1994
                                     -----------------------  AMOUNT AT WHICH CARRIED     INCOME (LOSS) FROM INVESTMENTS
     BUSINESS SEGMENTS                 NUMBER OF    COST OR         AT JULY 31,                   YEARS ENDED JULY 31,
      AND DESCRIPTION                   SHARES     ASCRIBED   -----------------------     ------------------------------
       OF INVESTMENT                    OR UNITS     VALUE      1994           1993        1994        1993      1992
     ------------------                ----------   -------   -------         -------     -------    -------    ------
ASSET MANAGEMENT
   REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P.(A)

   -- General partnership
      interest  . . . . . . . .              --     $8,650    $ 6,927        $ 7,718       $  (287)  $  (110)   $   (422)

   -- Limited partnership units         446,345        906         --            151          (159)     (283)       (114)
                                                    ------     -------       -------       -------   -------    --------

      Totals  . . . . . . . . .                     $9,556    $ 6,927        $ 7,869       $  (446)  $  (393)   $   (536)
                                                    ======     =======       =======       =======   =======    ========


ASSOCIATED COMPANIES
   SHOWBIZ PIZZA TIME, INC.(B)

   -- Common stock  . . . . . .       1,784,193     $5,438    $16,444        $16,763
      Equity in earnings  . . .                                                            $ 1,326   $ 2,718    $  3,545
      Gain on sale
         of shares  . . . . . .                         --         --             --            --     9,705       6,316
   -- Floating rate
      subordinated bond   . . .                         --         --             --            --        84         336
                                                    ------     -------       -------       -------   -------    --------
                                                     5,438     16,444         16,763         1,326    12,507      10,197
                                                    ------     -------       -------       -------   -------    --------

   OAKHURST CAPITAL, INC. (C)

   -- Common stock  . . . . . .                         --          --         1,000
      Gain on sale
         of shares  . . . . . .                         --          --            --            30        --          --
      Writedown to net
         realizable value . . .                         --          --            --            --      (192)         --

   -- Warrants to purchase
      common stock  . . . . . .                         --          --           220
      Writedown to net
         realizable value . . .                         --          --            --            --      ( 83)       (650)
                                                    ------     -------       -------       -------   -------    --------

                                                        --          --         1,220            30      (275)       (650)
                                                    ------     -------       -------       -------   -------    --------

      Totals  . . . . . . . . .                     $5,438     $16,444       $17,983       $ 1,356   $12,232    $  9,547
                                                    ======     =======       =======       =======   =======    ========

The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

(A) On November 1, 1990, the Company, through its wholly-owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note 13. The Company has subsequently acquired an additional 446,345 limited partnership units of HRP for $906,000 in open market purchases. The Company accounts for its investments on the equity method of accounting.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Equitec initially retained the property management rights for a three-year period following the November 1, 1990 sale. On June 1, 1991 the Company purchased the retained property management rights from Equitec for the balance of the three-year period, and, as of October 31, 1993, had fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization of that portion of the general partnership interest ascribed to the management rights, and for the nine-month period ended July 31, 1994 such amortization was $504,000.

     Due to the recording of the Company's pro rata share of losses recorded by HRP as prescribed by equity accounting, the carrying value of the investment in HRP's limited partnership units has been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses, as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses, however, before any equity income could be recognized in the future. As further discussed in Note 7, the Company has pledged all of its 446,345 HRP limited partnership units to collateralize a $500,000 note payable.

     As of July 31, 1994, the Company owned a 1% general partnership and a 5% limited partnership interest in HRP.

(B) The Company acquired its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") in 1988 as a result of (i) a spin-off of ShowBiz, formerly a 90%-owned subsidiary of Integra-A Hotel and Restaurant Company ("Integra"), (ii) common stock warrants it received as consideration for providing a subordinated loan to ShowBiz and for arranging and guaranteeing a $10,000,000 five-year secured senior loan to ShowBiz from The First National Bank of Boston ("FNBB"), and (iii) common stock warrants it received in connection with the conversion of its subordinated loan into a floating rate subordinated bond, bearing interest at FNBB's prime rate, which was called in November 1992. A portion of the Company's investment in Integra, which was based upon the average of the quoted market values of Integra and ShowBiz following the spin-off, was ascribed to the initial investment in ShowBiz.

     During fiscal 1990, ShowBiz accelerated the exercise period for all of the common stock warrants. In June 1990, the Company exercised its warrants to purchase 808,122 shares of common stock of ShowBiz at $4.00 per share for an aggregate purchase price of $3,232,488.

     On October 15, 1990, the Company consented to an assignment by Integra to the Company of a ShowBiz promissory note in the amount of $4,971,000 (the "ShowBiz Note") in connection with the satisfaction of obligations under Integra's 13.5% Bonds. The ShowBiz Note provided for interest at the FNBB base rate, quarterly principal repayments of $177,358 and was due and payable on September 30, 1993. On November 1, 1990, the Company purchased another ShowBiz note from Integra in the amount of $255,327 upon terms similar to the ShowBiz Note. On April 10, 1991, ShowBiz repaid both of the aforementioned notes, having a combined remaining principal balance of $4,862,079, less a pre-payment discount of $50,000.

     On March 26, 1991 and again on March 20, 1992, ShowBiz completed 3-for-2 common stock splits in the form of 50% stock dividends, which increased the number of ShowBiz shares owned by the Company from 1,204,086 to 2,709,193. The Company's percentage ownership was unaffected by these stock dividends.

     In June 1992, the Company completed the sale of 500,000 common shares of ShowBiz for $10,687,000 ($21.375 per share) to a mutual fund managed by Fidelity Management & Research Company and certain institutional accounts managed by Fidelity Management Trust Company. The net gain from the transaction was $6,316,000, after $333,000 of related expenses.

     In November 1992, the Company received $4,851,567, including accrued and unpaid interest, in full satisfaction of the ShowBiz floating rate subordinated bonds.

     During fiscal 1993, the Company sold 425,000 shares of ShowBiz for aggregate proceeds of $13,546,000 (average price of $31.87 per share). The net gain from the various sales was $9,705,000, after $43,000 of related expenses.

     The Company utilizes the equity method of accounting for its investment in ShowBiz because the Company maintains significant influence by virtue of having five company directors sitting on the nine-member board of ShowBiz. The Company's proportionate share of the underlying equity in net assets of ShowBiz exceeds its investment by $2,304,000, which is being amortized on the straight-line basis over a period of 15 years.

     In accordance with the principles of equity accounting, the Company records a proportionate share of the ShowBiz shareholders' equity transactions. These transactions result principally from the purchase of treasury stock at prices in excess of book value and the exercise of warrants and options at prices below book value, the effect of which is a non-cash reduction in the carrying value of the Company's investment in ShowBiz and a corresponding reduction in additional paid-in capital in the amount of $1,646,000 for the year ended July 31, 1994.

     As of July 31, 1994, the Company owned approximately 15% of the common stock of ShowBiz and all of its ShowBiz shares are pledged to secure certain loans payable, as discussed in Note 7.

(C) During fiscal 1989, the Company provided financial advisory services and a financing guaranty to Hallwood Industries Incorporated ("HII"), a 90% owned subsidiary of Hallwood Holdings Incorporated ("HHI"). The financial advisory fee was paid by the issuance of 131,959 shares of common stock and warrants to purchase 146,621 additional shares of common stock of HII, at an exercise price of $1.00 per share.

     In connection with the confirmation of HII's chapter 11 bankruptcy plan on September 28, 1989, the Company assisted in obtaining an $8,000,000 working capital line of credit for HII, of which $1,000,000 was guaranteed by the Company. As consideration for the financing guaranty, the Company was issued 163,870 shares of common stock of HII. Since the Company's carrying value per share of HII's common stock exceeded the quoted market price, the Company ascribed no value to such shares. The guaranty was subsequently extinguished.

     In January 1991, the Company purchased 103,009 additional shares of common stock of HII for $206,000.

     In July 1991, the Company assisted HII in the acquisition of a new $1,000,000 one-year line of credit secured by a second mortgage on a building. The Company guaranteed repayment of the line of credit which was extinguished in October 1992.

     In July 1991, HII was merged into a subsidiary of HHI with HII being the surviving corporation and thus becoming a subsidiary of HHI. Holders of HII's common stock were issued 100% of the common stock of

     HHI, which in turn holds 90% of the voting control of HII, with the remaining 10% held by HII's existing stockholders.

     In September 1990, HII sold all of its retailing assets (which previously constituted the former Heck's, Inc. department store) to Retail Acquisition Corporation ("RAC"); however, HII remained contingently liable for certain leases and mortgages. In April 1991, certain creditors filed an involuntary chapter 11 bankruptcy petition against RAC and, in May 1992, a plan of reorganization was confirmed. The plan became effective in September 1992 and provided for HII to be relieved of virtually all obligations related to the former retail business, in consideration for the issuance by HII of a $2,500,000 unsecured, non- interest bearing, six-year note. As a result of the consummation of the RAC bankruptcy, HII is a viable entity.

     In July 1992 the Company reevaluated its investment in HII and recorded a write-down of its warrants in the amount of $650,000.

     In July 1993 HHI changed its name to Oakhurst Capital, Inc. ("Oakhurst") and HII changed its name to Steel City Products, Inc. ("Steel City") and the Company again reevaluated its investment in Oakhurst and recorded an additional write-down of its warrants and common stock in the amount of $275,000.

     On February 14, 1994, the Company completed the all cash sale of its entire investment in Oakhurst (15% of the common stock of Oakhurst - 20% assuming exercise of warrants) for $1,250,000, resulting in a gain of $30,000.

     The quoted market price per share and the Company's carrying value per share of the common shares of ShowBiz and the limited partnership units of HRP at July 31, 1994 were:

                                                             Amount Per Share
                                                           --------------------
                  Security description                      Market     Carrying
                  and (Quotron Symbol)                       Price      Value
             -------------------------------               ---------  ---------
         ShowBiz common shares (SHBZ) . . . . . . . . .      $8.55      $9.22
         HRP limited partnership units (HRY)  . . . . .       2.38         --

     The general partnership interest in HRP is not publicly traded.

     The following table sets forth certain summarized (unaudited) financial data as of and for the years ended June 30, 1994 and 1993 (in thousands):

                                                                           SHOWBIZ           HALLWOOD
                                                                            PIZZA             REALTY
                                                                          TIME, INC.      PARTNERS, L.P.
                                                                          ----------      --------------
1994
Balance Sheet Data
   Current assets   . . . . . . . . . . . . . . . . . . . . . . .        $   18,942       $      8,442
   Non-current assets   . . . . . . . . . . . . . . . . . . . . .           171,771            226,894
   Total assets   . . . . . . . . . . . . . . . . . . . . . . . .           190,713            235,336
   Current liabilities  . . . . . . . . . . . . . . . . . . . . .            25,667             18,163
   Non-current liabilities  . . . . . . . . . . . . . . . . . . .            36,191            161,915
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . .            61,858            180,078
   Total stockholders' equity/partners' capital   . . . . . . . .           128,855             55,258
Statement of Operations Data
   Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .           274,337             48,827
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .             8,182            (26,040)

1993
Balance Sheet Data
   Current assets   . . . . . . . . . . . . . . . . . . . . . . .        $   19,391       $      7,227
   Non-current assets   . . . . . . . . . . . . . . . . . . . . .           158,311            241,174
   Total assets   . . . . . . . . . . . . . . . . . . . . . . . .           177,702            248,401
   Current liabilities  . . . . . . . . . . . . . . . . . . . . .            23,860             10,528
   Non-current liabilities  . . . . . . . . . . . . . . . . . . .            11,103            156,575
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . .            34,963            167,103
   Total stockholders' equity/partners' capital   . . . . . . . .           142,739             81,298
Statement of Operations Data
   Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .           267,427             52,130
   Net income (loss) before extraordinary items   . . . . . . . .            15,124            (20,907)
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .            15,124            (10,728)

__________

The data used to compile the above table was obtained from published reports, including Securities and Exchange Commission filings on Forms 10-Q and 10-K.

NOTE 4 - MORTGAGE LOANS

     The Company's mortgage loan portfolio consists of various loans on real estate properties, including residential lots and condominiums. Mortgage loans outstanding as of the balance sheet dates are as follows (in thousands):

                                                                                  July 31,
                                                                          ------------------------
                                                                            1994             1993
                                                                          --------         -------
                 Face amount of mortgages . . . . . . . . . . . .          $2,583           $3,435
                 Less: Unamortized discounts  . . . . . . . . . .            (336)            (392)
                       Allowance for losses   . . . . . . . . . .            (226)            (442)
                                                                           ------           ------

                       Total  . . . . . . . . . . . . . . . . . .          $2,021           $2,601
                                                                           ======           ======

NOTE 5 - OIL AND GAS PROPERTIES

      The following tables summarize certain oil and gas information by category (full cost method), cost and unproved mineral interest (at cost). The tables relate to all of HEC's and its proportionate share of HEP's oil and gas properties. Amounts are as of June 30, 1994 and 1993 and for the years then ended (in thousands):

      (a)     Category:

                                                                                  June 30,
                                                                        -------------------------
                                                                           1994           1993
                                                                        ---------       ---------
                 Proved mineral interests . . . . . . . . . . . .       $ 111,476        $ 110,478
                 Unproved mineral interests . . . . . . . . . . .             361              826
                                                                        ---------        ---------
                                                                          111,837          111,304
                 Less: Accumulated depreciation, depletion,
                       amortization and property impairment   . .        (101,229)         (99,352)
                                                                        ---------        ---------

                       Net mineral interests  . . . . . . . . . .          10,608           11,952
                                                                        ---------        ---------

                 Other property and equipment . . . . . . . . . .           3,733            3,706
                 Less: Accumulated depreciation . . . . . . . . .          (3,336)          (3,273)
                                                                        ---------        ---------

                       Net other property and equipment   . . . .             397              433
                                                                        ---------        ---------

                       Oil and gas properties, net  . . . . . . .       $  11,005        $  12,385
                                                                        =========        =========

      (b)     Cost:

                                                                               Years ended June 30,
                                                                      -------------------------------------
                                                                        1994           1993           1992
                                                                      -------        -------        -------
                 Development  . . . . . . . . . . . . . . . . .       $  835         $  513         $  537
                 Exploration  . . . . . . . . . . . . . . . . .          287            281            636
                 Property acquisition - proved  . . . . . . . .          676            247            459
                 Property acquisition - unproved  . . . . . . .          155            104            441
                                                                      ------         ------         ------

                        Total . . . . . . . . . . . . . . . . .       $1,953         $1,145         $2,073
                                                                      ======         ======         ======

                 Depreciation, depletion and amortization per equivalent barrel of production for the years ended 1994, 1993 and 1992, was $4.62, $4.17 and $4.51, respectively.

      (c)     Unproved mineral interests (at cost):

                                                                             June 30,
                                                                       ---------------------
                                                                        1994           1993
                                                                       ------         ------
                 Foreign  . . . . . . . . . . . . . . . . . . .         $ 243         $  90
                 Exploration acreage  . . . . . . . . . . . . .           104           297
                 Other  . . . . . . . . . . . . . . . . . . . .            14           188
                 San Juan basin . . . . . . . . . . . . . . . .            --           251
                                                                        -----         -----

                        Total . . . . . . . . . . . . . . . . .         $ 361         $ 826
                                                                        =====         =====

NOTE 6 - CASH AND CASH EQUIVALENTS

         Cash and cash equivalents as of the balance sheet dates are as follows (in thousands):

                                                                             July 31,
                                                                      ----------------------
                                                                       1994            1993
                                                                      ------          ------
                 Cash equivalents . . . . . . . . . . . . . . .       $4,804        $11,172
                 Cash . . . . . . . . . . . . . . . . . . . . .          924            665
                                                                      ------        -------

                 Total  . . . . . . . . . . . . . . . . . . . .       $5,728        $11,837
                                                                      ======        =======


     Cash equivalents consisted of secured bank repurchase agreements, commercial paper, treasury bills, eurodollar investments and interest-bearing demand deposits.

NOTE 7 - LOANS PAYABLE

     Loans payable at the balance sheet dates (in thousands):

                                                                                    July 31,
                                                                             ----------------------
                                                                               1994          1993
                                                                             --------      --------
     Real Estate
         Term loan, 10.73%, due August 1994 . . . . . . . . . . . . . .      $ 5,399       $ 5,205
         Promissory note, 7.50%, due August 1996  . . . . . . . . . . .        1,500            --
         Promissory note, 8%, due March 1998  . . . . . . . . . . . . .          500            --
                                                                             -------       -------
                                                                               7,399         5,205
     Textile Products
         Revolving credit facility, prime + 1%, due December 1994 . . .        7,975         8,550
         Equipment financing, 10%, due December 1996  . . . . . . . . .          476           648
                                                                             -------       -------
                                                                               8,451         9,198
     Hotels
         Term loan, base + 2%, due December 1995  . . . . . . . . . . .        6,504         7,429
         Term loan, 10%, due May 2001 . . . . . . . . . . . . . . . . .        5,200            --
         Non-interest bearing obligation, due March 1997  . . . . . . .          500            --
                                                                             -------       -------
                                                                              12,204         7,429
     Associated Companies
         Line of credit, prime + .7%, due April 1995  . . . . . . . . .        6,000            --
         Promissory note, 5%, due March 1997  . . . . . . . . . . . . .        4,000            --
         Margin loan, prime + .5% . . . . . . . . . . . . . . . . . . .           --         6,000
         Promissory note, prime + 1%  . . . . . . . . . . . . . . . . .           --         1,491
                                                                             -------       -------
                                                                              10,000         7,491
                                                                             -------       -------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $38,054       $29,323
                                                                             =======       =======

     Further information regarding loans payable is provided below:

     Real Estate. At July 31, 1994 the Company's Hallwood Investment Company subsidiary was obligated under a term loan to FNBB's London branch for $5,399,000 (L.3,500,000) secured by the office-retail property with a net carrying value of $8,029,000. The loan was scheduled to mature on August 31, 1994, bore interest at a 10.73% fixed rate and required a $743,000 (L.500,000) cash deposit in a restricted account as additional collateral. An extension of the term loan was completed in August 1994. Significant terms include: (i) an interest rate equal to Libor plus 2.5%, (ii) maturity date of August 1995, and
(iii) reduction of the loan to L.3,000,000 by application of the aforementioned restricted cash deposit. The increase in the amount payable from the July 31, 1993 balance of $5,205,000 is due solely to the fluctuation in the foreign currency exchange rate.

     The Company issued a promissory note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, referred to in Note 18. The note is payable in twenty-four installments beginning in September 1994. The note is guaranteed as to payment by Smith Barney Shearson Holding Inc. ("Smith Barney"), a co-defendant in the litigation. The Company has agreed to reimburse Smith Barney for any payment Smith Barney is required to make pursuant to the guaranty and has granted Smith Barney a security interest in 187,500 shares of common stock of HEC to secure this reimbursement agreement. The Company has agreed to maintain a 150% value-to-loan ratio throughout the term of the note, and has agreed to grant a security interest in additional shares of HEC held or acquired by the Company if necessary to maintain this ratio.

     In January 1992, the Company issued a $1,613,350 promissory note to Integra bearing interest at the FNBB Base Rate. On March 8, 1994, the note, which had a remaining balance of $1,491,000 plus $60,000 of accrued interest, was satisfied by a cash payment of $150,000 and the issuance of a new four-year, eight percent, interest only $500,000 promissory note, secured by a pledge of all of the Company's 446,345 HRP limited partnership units pursuant to a settlement agreement.

     The settlement agreement also provides that the pledgee will have the right to receive from the Company a payment on the Payment Date (as hereinafter defined) in an amount (the "Participation Amount") equal to 25% of the increase in the value of the units, but in no event more than an additional $500,000, from February 25, 1994 (the "Closing Date") to the Value Date (as hereinafter defined). The value of the units on the Closing Date was $1.69, the "high" price as quoted on the Closing Date for the units in The Wall Street Journal. The value of the units on the Value Date will be (i) the "high" price for the units on the Value Date as quoted in The Wall Street Journal, or (ii) if the units are no longer traded on the American Stock Exchange or another public exchange, as determined by an appraiser. The Value Date is defined as five (5) days prior to the Payment Date. The Payment Date is the earlier to occur of
(a) the maturity date of the note and (b) one hundred twenty (120) days after pledgee requests payment in writing, provided that the Units are trading at a "high" price of not less than $9.00 per unit as quoted in The Wall Street Journal.

     Energy. HEC has no direct indebtedness. Reflected in the consolidated balance sheet are HEP's long-term obligations at June 30, 1994 in the amount of $4,858,000. This amount represents HEC's share of HEP's outstanding long-term obligations of $42,313,000. Of HEP's debt, $32,633,000 consists of borrowings under a line of credit and note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

     Textile Products. In December 1992, Brookwood entered into a two-year revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase") in the amount of $13,500,000 (the "Brookwood Revolver") to replace an expiring facility with Chemical Bank and repay $2,500,000 of bridge financing provided by the Company. The Company agreed to subordinate the $1,000,000 remaining balance of bridge financing to the Brookwood Revolver. The Brookwood Revolver is collateralized by accounts receivable and certain industrial machinery and equipment located in Kenyon, Rhode Island, and bears interest at Chase's prime rate plus 1% (8.25% and 7% as of July 31, 1994 and 1993, respectively). The outstanding balance at July 31, 1994 was $7,975,000.

     In September 1994, the Brookwood Revolver was amended which extended the expiration date to August 1997, reduced the interest to one-half percent over prime or Libor plus 2.25%, permitted the repayment of the Company's $1,000,000 balance of bridge financing and changed certain of the financial covenants.

     In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at July 31, 1994 was $476,000.

     The loan agreements contain covenants, which include maintenance of certain financial ratios, restrictions on dividends and restrictions on repayment of subordinated debt or cash transfers to the parent company. Brookwood was in compliance with all loan covenants as of July 31, 1994.

     Hotels. In December 1992, the company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn hotel in the amount of $8,000,000 for three years with an additional two-year option (the "Term Loan"). The Term Loan is secured by the pledge of all the capital stock of a special-purpose subsidiary, The Lido Beach Hotel, Inc, the assets of which are the aforementioned hotel and three residential mortgage loan portfolios. The proceeds were used, along with an additional $500,000 cash payment, to fully satisfy the previously outstanding FNBB revolving credit loan which was reduced from its July 31, 1992 balance of $9,120,000 by a $620,000 principal repayment made in October 1992. Significant terms of the term loan include:
(i) an interest rate equal to the FNBB Base Rate plus 2%, with a maximum interest rate of 12% (9.25% as of July 31, 1994); (ii) scheduled principal repayments of $400,000 per year (payable in equal monthly installments), plus all principal collections on the pledged mortgage loans; and (iii) loan covenants regarding maintenance of certain financial ratios of the subsidiary and certain restrictions on cash distributions. At July 31, 1994, the Company was in compliance with all loan covenants, and the outstanding balance was $6,504,000.

     The Company also assumed various note payable obligations as part of Integra's emergence from bankruptcy as follows: (i) first mortgage on a Residence Inn hotel located in Tulsa, Oklahoma - $5,200,000 (based upon commitment letter from lender); (ii) non- interest bearing obligation to former preferred shareholders of Integra - $500,000; and (iii) first mortgage on certain parking lots - $435,000, which was subsequently extinguished upon completion of foreclosure.

     Significant terms of the modified $5,200,000 first mortgage loan include:
(i) a fixed interest rate of 10%; (ii) loan payments based upon a 20 year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; (iv) a 2% restructuring fee payable one-half in cash and one-half by non-interest bearing note; and (v) maintenance of a 4% capital reserve.

     The $500,000 obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement further described in Note 8 and is payable in three equal annual installments in the amount of $166,667 on March 8, 1995, 1996 and 1997.

     Associated Companies. In July 1993, the Company obtained a margin loan from Prudential Securities Incorporated in the amount of $6,000,000 (the "Prudential Margin Loan"). The Prudential Margin Loan bore interest at .5% in excess of the broker call rate, as defined, and was secured by the Company's 1,784,193 shares of ShowBiz common stock. Proceeds from the Prudential Margin Loan and $6,000,000 of working capital were used to fully satisfy the previously outstanding $12,000,000 margin loan with Interallianz Bank Zurich ("IBZ").

     In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services in the maximum commitment amount of $6,000,000 and repaid the Prudential Margin Loan. Significant terms of the new line of credit are (i) initial maturity date - April 30, 1995; (ii) interest rate - prime plus 0.75% (8% at July 31, 1994); and (iii) collateral - 1,439,365 shares of ShowBiz common stock. The outstanding balance at July 31, 1994 was $6,000,000. In August 1994, the Company reduced the line of credit by $750,000 to $5,250,000.

     As discussed in Note 8, the Company issued a $4,000,000 note payable to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; and (iii) collateral - 344,828 shares of ShowBiz common stock.

     As discussed in the real estate segment above, the promissory note to Integra, with a balance of $1,491,000 at July 31, 1993, was satisfied by a cash payment of $150,000 and the issuance of a new $500,000 secured promissory note.

     Schedule of Maturities. Maturities of aggregate loans payable and sinking fund requirements for 7% Debentures for the next five years, are as follows (in thousands):

                                                    Business Segment
                             ------------------------------------------------------------------
Years ended                    Real                  Textile              Associated
  July 31,                    Estate   Energy (a)   Products    Hotels    Companies    Other (b)      Total
- - ---------------               ------   ----------   --------    ------    ---------    ---------      -----
  1995  . . . . . . . . .    $   688    $   --     $ 3,165     $   631     $ 6,000      $    --      $10,484
  1996  . . . . . . . . .      6,149        --         211       6,364          --          574       13,298
  1997  . . . . . . . . .         62        --          75         268       4,000           --        4,405
  1998  . . . . . . . . .        500        --       5,000         113          --        4,122        9,735
  1999  . . . . . . . . .         --        --          --         125          --           --          125
                             -------    ------     -------     -------     -------      -------      -------

Total   . . . . . . . . .    $ 7,399    $   --     $ 8,451     $ 7,501     $10,000      $ 4,696      $38,047
                             =======    ======     =======     =======     =======      =======      =======

(a) HEP's long-term indebtedness of $34,881,000 is not a direct obligation of HEC or of the Company. HEP's debt maturities are as follows: $2,246,000 in 1995; $9,937,000 in 1996; $9,937,000 in 1997; $9,937,000 in 1998 and
    $2,824,000 in 1999.

(b) Sinking fund requirement under the Indenture for the 7% Debentures.

NOTE 8 - ANTICIPATORY LOSS - ASSET HELD FOR SALE

     The Company acquired its investment in Integra as a restructuring fee for its assistance in implementing a plan of financial restructuring in 1986 and through subsequent stock purchases. On December 30, 1988, Integra completed a spin-off of its ShowBiz subsidiary, which resulted in an allocation of the Company's Integra investment between the two entities and a reduction of the Company's investment in Integra.

     The Company resolved to dispose of its Integra investment in July 1990, therefore reclassifying it as an asset held for sale for financial reporting purposes. In connection with the planned disposition the Company provided additional financing to Integra; however, the continuation of the recession resulted in a deterioration of Integra's financial position and eventually its July 14, 1992 chapter 11 bankruptcy protection filing. During fiscal 1993 and 1992, the Company recognized a loss on its asset held for sale in the amounts of $4,118,000 and $24,178,000, respectively. Integra closed and consummated the transactions under the first amended plan of reorganization (the "Plan"). The Plan, which was confirmed by the Bankruptcy Court on February 11, 1994, incorporated a settlement agreement by and between Integra, the Company, the unsecured creditors' committee and others (the "Settlement") and a supplemental settlement agreement by and between Integra, the unsecured creditors' committee, and the plaintiffs in the Reese lawsuit (the "Supplemental Settlement"). The Plan and Settlement provided for the reorganized Integra to continue in business as a wholly-owned subsidiary of the Company under its new name, Integra Hotels, Inc.

     On March 8, 1994, all of Integra's common and preferred stock was cancelled and new common stock of Integra Hotels, Inc. was issued to Hallwood-Integra Holding Company Incorporated, a newly-incorporated, wholly-owned subsidiary of the Company, for $1,000,000. Integra Hotels, Inc. is obligated to pay the administrative and priority tax claims of the bankruptcy case in full which has been fully accrued. Pursuant to the Plan, as impacted by the Supplemental Settlement, Integra funded a trust for the unsecured creditors by transferring to the trust $1,000,000 and all potential litigation claims which Integra has against the Company and certain others.
The cash and claims were transferred to the trust in full satisfaction of the claims of all of Integra's unsecured creditors.

     Pursuant to the Settlement and Supplemental Settlement, the trust released all of the transferred claims which relate to the Company and certain related parties, for an immediate payment from the Company to the trust of $9,000,000, consisting of $5,000,000 in cash and a $4,000,000 note secured by 344,828 shares of ShowBiz stock. The Supplemental Settlement resolved a dispute and allowed the Bankruptcy Court to enter an order that determined that Integra is the owner and holder of certain claims described in the Settlement as "Core Claims", (which Core Claims have been asserted in certain state court proceedings identified as the Reese, European American and Hermitage Hotel lawsuits). The Company believes that any pending or remaining non-released claims are without merit and, if such non-released claims are pursued, the Company intends to continue to vigorously contest such claims. See also Note 18.

NOTE 9 - 13.5% SUBORDINATED DEBENTURES, EXCHANGE OFFER AND OFFERS TO PURCHASE FOR CASH AND 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

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

     Interest on the 13.5% Debentures is payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993 and 1994 was also paid in cash. The Company is prohibited from issuing additional 13.5% Debentures as payment of interest in-kind until August 15, 1996, and on August 15, 1995 will be required to make the interest payment in cash.

     In fiscal 1992, the Company repurchased and retired a portion of its 13.5% Debentures, which resulted in gains from debt extinguishment. The Company repurchased $81,000 of 13.5% Debentures at a purchase price of $55,000, which resulted in a gain of $26,000. Additionally, the Company's HEC subsidiary acquired $2,149,000 of 13.5% Debentures at a purchase price of $1,330,000. The Company recognized a gain equivalent to 52% (ownership at date of purchase) of the discount, which resulted in a gain of $426,000.

     Exchange Offer and Offers to Purchase for Cash. On January 22, 1993, the Company announced the commencement of an Exchange Offer with respect to its 13.5% Debentures (Original Series), and Offers to Purchase for Cash its 13.5% Debentures (1991 Series and 1992 Series). The Exchange Offer and Offers to Purchase for Cash was completed on March 1, 1993. 13.5% Debentures (Original Series) in an aggregate principal amount equal to $27,481,000 (60% of the total issue) were exchanged for a new issue of 7% Debentures, and the Company purchased $8,077,000 of its 13.5% Debentures 1991 Series and 1992 Series (63% of the total issues) for $6,461,000, pursuant to the Offers to Purchase for Cash.

     7% Collateralized Senior Subordinated Debentures. Interest on the $27,481,000 principal amount of new 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures") accrued from March 2, 1993, is payable quarterly in arrears in cash, and the first payment of such interest was disbursed on April 30, 1993. The 7% Debentures are secured by shares of the capital stock of certain wholly-owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged shares consist of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase and the common stock of The Lido Beach Hotel, Inc. is also subject to a prior pledge in favor of FNBB.

     The Company is obligated to redeem or repurchase 10% of the original issue of 7% Debentures ($2,748,000) prior to March 1996 and an additional 15% of the issue ($4,122,000) prior to March 1998. During fiscal 1994 the Company repurchased 7% Debentures with a principal value of $2,174,000 for a discounted amount of $1,526,000, which resulted in an extraordinary gain from debt extinguishment in the amount of $648,000.

     The Company accounted for the Exchange Offer and Offers to Purchase For Cash in accordance with Statement of Financial Accounting Standards No. 15 -- Accounting by Debtors and Creditors for Troubled Debt Restructuring ("SFAS No. 15"). SFAS No. 15 requires that concessions given the Company by debentureholders should be accounted for as a modification of an existing obligation and no current period gain should be recognized.

     The amount of unrecognized gain, which is being amortized, using the constant effective interest rate method over the 7 years and 5 months term of the 7% Debentures, is composed of the following (in thousands):

                      Description                                         Amount
                      -----------                                         ------
           Gain on purchase of 1991 Series and 1992 Series
             Debentures at 80% of face value  . . . . . . . . .           $2,207

           Gain on exchange of Original Series Debentures
             resulting from the waiver of interest for the
             period August 15, 1992 through March 1, 1993 . . .            2,013
                                                                          ------

               Totals . . . . . . . . . . . . . . . . . . . . .           $4,220
                                                                          ======

     The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and is being amortized as a reduction of interest expense. This amortization results in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain for fiscal 1994 and 1993 was $570,000 and $196,000, respectively .

     Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                                July 31,
                                                                      --------------------------
                                  Description                           1994             1993
                                  -----------                           ----             ----
           7% Debentures (face value) . . . . . . . . . . . .           $25,306          27,481
           Unrecognized gain from purchase and exchange,
             net of $766 and $196 accumulated amortization  .             3,454           4,024
           Elimination of debentures owned by HEC . . . . . .            (1,894)         (1,894)
                                                                        -------         -------

               Totals . . . . . . . . . . . . . . . . . . . .           $26,866         $29,611
                                                                        =======         =======

           13.5% Debentures (face value)
             1989 Series  . . . . . . . . . . . . . . . . . .           $18,203         $18,203
             1991 Series  . . . . . . . . . . . . . . . . . .             2,310           2,310
             1992 Series  . . . . . . . . . . . . . . . . . .             2,389           2,389
                                                                        -------         -------

               Totals . . . . . . . . . . . . . . . . . . . .           $22,902         $22,902
                                                                        =======         =======

NOTE 10 - STOCKHOLDERS' EQUITY

     Common Stock. The number of outstanding shares of common stock does not include shares of common stock held as treasury stock. See "Treasury Stock" below.

     Preferred Stock. Under its Restated Certificate of Incorporation, as amended, the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share. As of July 31, 1994 and 1993, no shares of preferred stock were issued or outstanding.

     Treasury Stock. The Company's HEC subsidiary purchased 896,000 shares of the Company's outstanding common stock (approximately 14% of the total outstanding shares) in open market transactions at a cost of $5,825,000. Since the shares were acquired by a consolidated subsidiary of the Company, the shares are treated as treasury stock. The remaining 11,442 shares are held by the Company at a cost of $471,000.

     Stock Options. The Company's 1985 Incentive Stock Option Plan, as amended (the "Stock Option Plan") was adopted for certain key employees, including certain of the executive officers of the Company. The Stock Option Plan provides for the granting of options to purchase 300,000 shares of common stock of the Company during the ten-year period ending November 26, 1995. Two types of options may be granted pursuant to the Stock Option Plan: (i) options intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) those not intended to satisfy the requirements for incentive options. The Company has granted options to three executives to purchase 100,000 shares, of which options for 25,000 shares have been exercised. As of July 31, 1994, the Company had 200,000 shares available for issuance under the Plan and at such date two executives were holding a total of 75,000 outstanding options exercisable at prices ranging from $5.125 to $6.00 per share. The exercise prices of all options were determined at the fair market value on the date of grant.

     Dividends. Approximately $2,600,000 of the Company's retained earnings are restricted from the payment of cash dividends.

NOTE 11 - INCOME TAXES

     The following is a summary (in thousands) of the income tax provision (benefit):

                                                                                Years ended July 31,
                                                                         ----------------------------------
                                                                           1994           1993       1992
                                                                         --------       -------     -------
         State  . . . . . . . . . . . . . . . . . . . . . . . .          $     98        $  208     $   147
         Federal
           Current tax (refund) . . . . . . . . . . . . . . . .                (4)          220          --
           Deferred tax (benefit) . . . . . . . . . . . . . . .             2,633         5,070      (1,849)
                                                                         --------        ------     -------

             Total  . . . . . . . . . . . . . . . . . . . . . .          $  2,727        $5,498     $(1,702)
                                                                         ========        ======     =======

     Reconciliations of the expected tax or (benefit) at the statutory tax rate to the effective tax or (benefit) are as follows (in thousands):

                                                                                  Years ended July 31,
                                                                          -----------------------------------
                                                                            1994         1993         1992
                                                                          --------       ------       ------
         Expected tax or (benefit)  at the statutory tax rate . .         $  (565)      $ 1,385    $ (9,561)
         Increase in deferred tax asset valuation allowance . . .           3,663         3,005       6,842
         State taxes  . . . . . . . . . . . . . . . . . . . . . .              98           208         147
         Alternative minimum tax  . . . . . . . . . . . . . . . .              --           220          --
         Foreign (gain) loss not taxable  . . . . . . . . . . . .            (411)          240         603
         Net decrease in  tax credits . . . . . . . . . . . . . .             103           638          --
         Other  . . . . . . . . . . . . . . . . . . . . . . . . .            (161)         (198)        267
                                                                          -------       --------   --------

           Effective tax or (benefit) . . . . . . . . . . . . . .         $ 2,727       $ 5,498    $ (1,702)
                                                                          =======       =======    ========

    The Company paid only a federal alternative minimum tax of $220,000 for fiscal year 1993, due to the utilization of net operating loss carryforwards ("NOLs") to offset taxable income. The Company has not incurred any actual federal income taxes or alternative minimum taxes for fiscal years 1994 and 1992.

    A schedule of the types and amounts of existing temporary differences and NOLs, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                                                        Deferred Tax
                                                                        ------------------------------------------------
                                                                                 1994                      1993
                                                                        ----------------------     ---------------------
                                                                        Assets     Liabilities     Assets    Liabilities
                                                                        ------     -----------     -------   -----------
    Net operating loss carryforward   . . . . . . . . . . . . . .      $ 18,127                   $ 14,437
    Reserves recorded for financial statement purposes
      and not for tax purposes  . . . . . . . . . . . . . . . . .           869                      4,995
    Equity in losses or earnings of  unconsolidated affiliates  .           623      $3,629            678     $3,772
    Original issue discounts and cancellation of debt income
      on 7% and 13.5% Debentures  . . . . . . . . . . . . . . . .         3,426                      3,771
    Basis differences   . . . . . . . . . . . . . . . . . . . . .           693                        388
    Tax credits   . . . . . . . . . . . . . . . . . . . . . . . .           548                        647
    Litigation costs deferred for tax purposes  . . . . . . . . .         1,870
    Other temporary differences   . . . . . . . . . . . . . . . .           392         327            649        226
    Depreciation and amortization   . . . . . . . . . . . . . . .           233         329             92        193
                                                                       --------      ------       --------     ------
    Deferred tax assets and liabilities   . . . . . . . . . . . .        26,781      $4,285         25,657     $4,191
                                                                                     ======                    ======
    Less deferred tax liabilities   . . . . . . . . . . . . . . .        (4,285)                    (4,191)
                                                                       --------                   --------
                                                                         22,496                     21,466

    Less valuation allowance (a)  . . . . . . . . . . . . . . . .       (16,596)                   (12,933)
                                                                       --------                   --------

         Deferred tax asset, net  . . . . . . . . . . . . . . . .      $  5,900                   $  8,533
                                                                       ========                   ========

Below is a schedule of expiring NOLs by fiscal year (in thousands):

         Fiscal
         Years                                                          Amount
         -----                                                         --------
         1995 . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,000
         1996 . . . . . . . . . . . . . . . . . . . . . . . . . .           200
         1997 . . . . . . . . . . . . . . . . . . . . . . . . . .           400
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . .         1,500
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . .           600
         2006 . . . . . . . . . . . . . . . . . . . . . . . . . .         6,600
         2007 . . . . . . . . . . . . . . . . . . . . . . . . . .        21,400
         2008 . . . . . . . . . . . . . . . . . . . . . . . . . .         2,500
         2009 . . . . . . . . . . . . . . . . . . . . . . . . . .        11,400
                                                                       --------

             Total  . . . . . . . . . . . . . . . . . . . . . . .      $ 53,600
                                                                       ========

     The Company also has approximately $548,000 of alternative minimum tax credits which never expire.

     On March 9, 1994 the Company acquired 100% of the common stock of the reorganized Integra and it will now be included in the filing of the Company's federal consolidated income tax return. At the date of acquisition Integra had estimated NOLs of $83,000,000 and net deductible temporary differences of $2,600,000. Due to the federal tax laws and regulations governing consolidated groups and changes in ownership, management believes utilization of these tax attributes is unlikely. Accordingly, these NOLs and temporary differences are not included in the schedules above.

     Current tax laws and regulations relating to specified changes in ownership may limit the availability of the Company's utilization of its NOLs and tax credit carryforwards. As of July 31, 1994, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                                 YEARS ENDED JULY 31,
                                                                        -------------------------------------
                             DESCRIPTION                                 1994            1993          1992
 -----------------------------------------------------------------      --------      ---------      --------
Issuance of promissory note payable in connection
     with Integra bankruptcy  . . . . . . . . . . . . . . . . . .      $ 4,000        $     --       $    --

Assets (liabilities) acquired in connection with the
     emergence of Integra from bankruptcy (1)
       Hotel properties   . . . . . . . . . . . . . . . . . . . .        7,048              --            --
       Receivables and other assets   . . . . . . . . . . . . . .        2,296              --            --
       Loans payable  . . . . . . . . . . . . . . . . . . . . . .       (6,135)             --            --
       Accounts payable and accrued expenses  . . . . . . . . . .       (3,586)             --            --
       Less: investment in net assets received  . . . . . . . . .       (1,700)             --            --
                                                                       -------        --------       -------
          Integra cash balance at emergence from bankruptcy . . .        2,077              --            --

Recording of proportionate share of stockholders' equity
     transactions of ShowBiz  . . . . . . . . . . . . . . . . . .        1,646              --            --
Issuance of note payable in connection with
     litigation settlement  . . . . . . . . . . . . . . . . . . .        1,500              --            --
Renegotiate loan payable to reduced amount  . . . . . . . . . . .          901              --            --
Deed back to lender of hotel property acquired from Integra . . .          435              --            --
Exchange of 13.5% Debentures for 7% Debentures  . . . . . . . . .           --         25,587             --
Payment in kind of annual interest on 13.5% Debentures  . . . . .           --          6,792          6,019
Unrecognized gain from completion of Bond Exchange and
     Offers to Purchase for Cash  . . . . . . . . . . . . . . . .           --          4,220             --
Real estate acquired through foreclosure  . . . . . . . . . . . .           --             --           152

Supplemental disclosures of cash payments (in thousands):

Interest paid (including capitalized interest)  . . . . . . . . .       $7,360        $ 3,956        $ 4,010
Income taxes paid (refunds received)  . . . . . . . . . . . . . .          130            210            (37)

(1) The Company has made a preliminary estimate of the net assets distributed upon Integra's emergence from bankruptcy.

NOTE 13 - ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

     On November 1, 1990, Hallwood Realty Partners, L.P., a publicly traded Delaware limited partnership ("HRP"), consummated an exchange through a series of mergers (the "Exchange"), of 8,662,298 newly issued units of limited partnership interest in HRP ("Units") for outstanding limited partnership interests in eight limited partnerships originally formed by Equitec Financial Group, Inc. ("EFG") (the "Participating Equitec Partnerships"). The Exchange was consummated pursuant to a proxy statement/prospectus, dated June 29, 1990, as supplemented.

     In connection with the Exchange, HRC, a wholly-owned subsidiary of the Company, purchased the general partner interests in the Participating Equitec Partnerships from EFG for $5,155,000. This purchase was pursuant to the terms of the Amended and Restated Agreement among EFG, Equitec Properties Company ("EPC") and the Company, dated as of October 17, 1989, as amended (EFG, EPC and its affiliates are collectively referred to as "Equitec"). HRC contributed such general partnership interests, plus $13,118 in cash, to HRP in exchange for a 1% general partnership interest in HRP. HWG Realty Investors, Inc., a wholly-owned subsidiary of the Company, purchased a 0.1% partnership interest in each of the Participating Equitec Partnerships by making capital contributions to the Participating Equitec Partnerships aggregating $131,177 in cash on November 1, 1990. The total acquisition cost of the general partner interest, which aggregates $8,650,000, includes other capitalized costs of $3,351,000. In addition, the Participating Equitec Partnerships paid EFG an aggregate of $8,073,080 in connection with the Exchange.

     As a result of the foregoing, HRP acquired 99.9% of the equity interests in, and thereby became the indirect owner of, all of the real estate and other assets of the Participating Equitec Partnerships.

     As general partner, HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $435,000 for fiscal 1994, $472,000 for fiscal 1993 and $590,000 for fiscal 1992.

     HRC agreed to pay, at its own expense, the amount, if any, by which the aggregate amount of recurring general and administrative expenses of HRP exceed $2,500,000 per year (the "Expense Limitation") in the initial 24 months of HRP's operations, such period commencing on the date of the Exchange. The Expense Limitation did not apply with respect to expenses incurred that were non-recurring in nature. Based on general and administrative expenses incurred during fiscal years 1993 and 1992, HRC has recorded an expense of $129,000 and $634,000, respectively, pursuant to such Expense Limitation.

     On June 1, 1991, the Company's HMC subsidiary purchased the property management contracts from Equitec which related to the HRP properties for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the Exchange. The property management contracts encompass day-to-day property management responsibilities, for which HMC receives management fees, leasing commissions and certain other fees. HMC earned fees and commissions from HRP and certain third parties during fiscal years 1994, 1993 and 1992 of $3,489,000, $5,467,000 and $4,570,000,
respectively.

NOTE 14 - ORGANIZATION AND OPERATIONS OF HALLWOOD ENERGY CORPORATION

     Organization. Effective May 4, 1990, and prior to the completion of a consolidation of various partnership interests by HEP on May 9, 1990, the Company acquired a majority interest in Hallwood Energy Corporation ("HEC") through a step acquisition (as that concept is referred to in Accounting Principles Bulletin No. 16). As of July 31, 1989, the Company owned approximately 11% of HEC (38% assuming conversion of preferred stock) and accounted for the investment under the equity method. On May 4, 1990, the Company converted its 44,846 shares of HEC's Series D preferred stock into 17,938,400 shares of common stock. No consideration was paid by the Company in connection with the conversion other than the surrender of its Series D preferred stock. The Company also purchased 8,000,000 shares of HEC common stock in consideration for the cancellation of the principal amount of the $1,500,000 note receivable from HEC, all pursuant to the terms of a letter agreement dated May 3, 1990. As a result of (i) the stock issuance from these two transactions, (ii) an additional purchase of a small amount of shares, and
(iii) a 1-for-50 reverse split, the Company now owns 596,605 shares of common stock of HEC. As a result of subsequent purchases by HEC of its own stock for treasury, the Company owns approximately 70% of the issued and outstanding shares of common stock of HEC (63% assuming conversion of preferred stock) as of July 31, 1994.

     The $1,164,000 excess of the Company's investment over its proportionate share of the net assets acquired is being amortized on the straight-line basis over 15 years. HEC's results of operations have been included in the consolidated statements of operations since May 1990, including recognition of the minority interest portion of net income (loss) in the statement of operations.

     Operations. HEP has entered into financial contracts for hedging transactions of between 7% and 49% of its forecasted oil production for the years 1995 through 1998 at prices ranging from $14.75 per barrel to $17.55 per barrel. HEP has also entered into hedging contracts of between 29% and 55% of its forecasted gas production for the years 1995 through 1998 at prices ranging from $1.97 per mcf to $2.18 per mcf.

NOTE 15 - ORGANIZATION AND OPERATIONS OF BROOKWOOD COMPANIES INCORPORATED

     Organization. Brookwood Companies Incorporated, a wholly owned subsidiary of the Company ("Brookwood"), was formed to acquire certain assets and assume certain liabilities of Coated Sales, Inc., a nylon textile converting and finishing company, which had filed for protection on June 17, 1988 under chapter 11 of the Bankruptcy Code. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Operations. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 7/10% and the factor's prior approval. A significant majority of the receivables are factored. Commissions paid to the factors were approximately $312,000, $311,000 and $301,000 for the years ended July 31, 1994, 1993 and
1992, respectively.

      Inventories consist of the following (in thousands):

                                                                                   July 31,
                                                                          ------------------------
                                                                            1994             1993
                                                                          --------         -------
                 Raw materials  . . . . . . . . . . . . . . . . .        $  2,641          $ 3,395
                 Work in process  . . . . . . . . . . . . . . . .           4,055            5,240
                 Finished goods . . . . . . . . . . . . . . . . .           6,214            5,754
                                                                         --------          -------

                         Total  . . . . . . . . . . . . . . . . .        $ 12,910          $14,389
                                                                         ========          =======

      Property, plant and equipment consists of the following (in thousands):

                 Land       . . . . . . . . . . . . . . . . . . .        $    391          $   391
                 Buildings and improvements . . . . . . . . . . .           4,234            4,164
                 Machinery and equipment  . . . . . . . . . . . .           5,739            5,295
                 Furniture, fixtures and fittings . . . . . . . .           1,042            1,006
                 Construction in progress . . . . . . . . . . . .             994              404
                                                                         --------          -------
                                                                           12,400           11,260
                 Less:   Accumulated depreciation . . . . . . . .          (4,099)          (3,202)
                                                                         --------          -------

                         Total  . . . . . . . . . . . . . . . . .        $  8,301          $ 8,058
                                                                         ========          =======

NOTE 16 - RENTAL INCOME FROM OPERATING LEASES

      The following is a schedule of minimum future rental income from noncancelable operating leases as of July 31, 1994 (in thousands):

                      Years ended
                        July 31,                                                     Amount
                        --------                                                     ------
                          1995  . . . . . . . . . . . . . . . . . . . . . . .       $    665
                          1996  . . . . . . . . . . . . . . . . . . . . . . .            665
                          1997  . . . . . . . . . . . . . . . . . . . . . . .            665
                          1998  . . . . . . . . . . . . . . . . . . . . . . .            665
                          1999  . . . . . . . . . . . . . . . . . . . . . . .            665
                          Thereafter  . . . . . . . . . . . . . . . . . . . .          9,735
                                                                                    --------

                                  Total . . . . . . . . . . . . . . . . . . .       $ 13,060
                                                                                    ========


      Rental income is derived from the leasing of space in commercial real estate properties. The leases are operating leases expiring in various years through 2015. A portion of the leases contain provisions for tenant reimbursements of certain real estate and operating costs.

NOTE 17 - RELATED PARTY TRANSACTIONS

      Hallwood Securities Limited. Pursuant to an agreement dated September 29, 1992 (the "1992 Consulting Agreement"), Hallwood Securities Limited ("Limited"), a corporation with which Anthony J. Gumbiner, the Company's chairman and chief executive officer and Brian M. Troup, the Company's president and chief operating officer, are associated, provided consulting services to the Company with respect to strategic and tactical advice regarding the Company's assets and investments and proposed transactions involving the Company and its affiliates. As compensation for its services under the 1992 Consulting Agreement, Limited was paid a fee of $600,000 (excluding reimbursement for out-of-pocket and other reasonable expenses of Limited) for each of the fiscal years ended July 31, 1994, 1993 and 1992. The 1992 Consulting Agreement terminated July 31, 1994.

      Hallwood Financial Corporation. Effective August 1, 1994, the Company entered into an agreement (the "1994 Consulting Agreement"), with Hallwood Financial Corporation ("Hallwood Financial"), a corporation with which Messrs. Gumbiner and Troup are associated, pursuant to which Hallwood Financial agreed to provide international consulting and advisory services to the Company and its affiliates for an annual fee of $350,000, excluding reimbursement for out-of-pocket and other reasonable expenses of Hallwood Financial. The initial term of the 1994 Consulting Agreement expires July 31, 1995, and is automatically extended for successive one-year terms, unless notice of termination is provided by either party no less than thirty-one (31) days prior to the expiration of the end of its term or an extension thereof.

      Also effective August 1, 1994, Hallwood Petroleum, Inc. ("HPI"), a wholly owned subsidiary of HEP, entered into a Compensation Agreement with Mr. Gumbiner, pursuant to which Mr. Gumbiner is to consult with and assist HPI and its energy affiliates in connection with their present and future international activities. HPI is to pay Mr. Gumbiner annual compensation of $250,000. The Compensation Agreement is to continue in effect until terminated by either party on not less than six month's notice.

      In July 1993, the Company renewed a financial consulting agreement with HEC, pursuant to which the Company or Limited furnished consulting and advisory services to HEC and its affiliates, including HEP. The Company assigned this contract to Limited at its inception. Under the terms of the financial consulting agreement, HEC and its affiliates paid $300,000 to the Company in June 1993 and 1992, of which approximately $7,000 in each fiscal year was paid by HEC, and the remainder by HEP and other affiliates of HEC. This agreement was terminated June 30, 1994.

      The Company entered into a new financial consulting agreement with HPI, dated as of June 30, 1994, which provides that the Company or its agent shall provide consulting services to HPI for compensation at the rate of $300,000 per year. The Compensation Committee determined that these services would be most appropriately provided by Hallwood Financial, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to Hallwood Financial the fee to which the Company is entitled under the agreement. Of the $300,000 payment made in June 1994, approximately $7,000 was paid by HEC, and the remainder by HEP and other affiliates of HEC.

      Pursuant to an existing agreement, the Company reimburses Hallwood Financial for reasonable and necessary expenses in providing office space and administrative services used by Mr. Gumbiner. For the fiscal years ended July 31, 1994, 1993 and 1992, the Company reimbursed Hallwood Financial in the amount of $271,000, $245,000 and $249,000, respectively. Of the amounts paid in fiscal 1994, approximately $65,000 was paid by the Company, $3,000 was paid by HEC and the remainder by HEP and other affiliates of HEC.

      Other. The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. For the fiscal years ended July 31, 1994, 1993 and 1992, Stanwick reimbursed the Company $25,000, $25,000 and $31,000, respectively. The Company was owed $6,000 from Stanwick at July 31, 1994 and 1993, respectively. Stanwick is a subsidiary of Hallwood Holdings S.A. ("HHSA"), a company formerly listed on the Luxembourg Stock Exchange. Anthony J. Gumbiner and Brian M. Troup are also directors of HHSA. Melvin J. Melle, the vice president, chief financial officer and secretary of the Company is also chief financial officer of HHSA and Stanwick.

NOTE 18 - LITIGATION, CONTINGENCIES AND COMMITMENTS

      Litigation. The Company, certain of its affiliates and others have been named as defendants in several lawsuits relating to the HEP oil and gas merger and exchange offer referred to in Note 14, the HRP real estate consolidation referred to in Note 13 and the restructuring of Brock Hotel Corporation and subsequent "spin-off" of ShowBiz. In addition, in connection with a formal investigation by the Securities and Exchange Commission, the Company and certain of its officers and directors have provided testimony and produced documents regarding the Company's sale of shares of ShowBiz in June 1993. The Company is also a defendant in a separate lawsuit relating to these sales. The Equitec action and certain claims in the Reese action described below have been settled. Negotiations with respect to the settlement of certain of the other actions are in process, as described below. Nevertheless, the cost to the Company and its affiliates of defending these suits has been significant. In addition, the remaining lawsuits seek or may seek substantial damages from the Company and the other defendants, and there can be no assurances as to the ultimate outcome of these actions. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition beyond the reserves the Company has established for such purposes. However, it is possible that the costs of litigation and any settlements could be material to the Company's operations and cash flows.

      On September 28, 1994 the Court in the In re Equitec Rollup Litigation and Aaberg, et al. v. Equitec Financial Group, Inc., et al. actions entered a final order approving the settlement of these actions. In connection with the settlement, the Company issued a promissory note in the principal amount of $1,500,000 to an agent for the plaintiffs. The note is payable over a period of two years in equal monthly installments and bears interest at the fixed rate of 7 1/2% per annum. The note is guaranteed by Smith Barney Shearson Holding, Inc. ("Smith Barney"). The Company has agreed to reimburse Smith Barney for any payment Smith Barney is required to make pursuant to the guaranty and has granted Smith Barney a security interest in 187,500 shares of common stock of HEC to secure this reimbursement agreement. The Company has agreed to maintain a 150% value-to-loan ratio throughout the term of the note, and has agreed to grant a security interest in additional shares of HEC held or acquired by the Company if necessary to maintain this ratio.

      On February 21, 1990, two unitholders of Energy Development Partners, Ltd. ("EDP") filed a class action styled Hoffman, et al. v. The Hallwood Energy Partners, et al., seeking injunctive relief and damages in the Court of Chancery, State of Delaware, New Castle County, against EDP, HEP, the Company, HEC, Quinoco Oil and Gas, Inc., Quinoco Energy, Inc. and three directors of HEC. In general terms, plaintiffs allege that the defendants sought to effect the merger of EDP into HEP on terms that were unfair to EDP unitholders and in breach of their fiduciary duties to EDP unitholders. The defendants have moved to dismiss the complaint. The parties are attempting to negotiate a settlement of this case in connection with a settlement of the Hallwood Energy Partners, L.P. case discussed in the next paragraph.

      In March 1990, two other EDP unitholders filed a class action complaint in the United States District Court for the Southern District of New York against EDP, HEP, the Company, HEC, Quinoco Oil and Gas, Inc., Quinoco Energy, Inc. and three directors of Company. These actions and related actions against other parties have been consolidated and are now pending under the caption In re Hallwood Energy Partners, L.P. Securities Litigation. The consolidated complaint asserts claims for the alleged violations of securities laws based on alleged misstatements and omissions in the prospectus and supplemental proxy material relating to the merger of EDP into HEP. A claim for breach of fiduciary duty is also asserted against the Quinoco entities. Plaintiffs seek damages in an amount to be determined at trial. No class has yet been certified. The parties are attempting to negotiate a settlement of all claims in this matter, but any settlement will be subject to negotiation and execution of a definitive agreement, as well as court approval. Any settlement of this case would also include settlement of the claims raised in the Hoffman suit above.

      On April 23, 1992, a unitholder of Hallwood Consolidated Partners, L.P. filed a class action styled Tappe v. Hallwood Consolidated Resources Corporation, el al., in the Court of Chancery of the State of Delaware challenging the fairness and legality of the conversion of Hallwood Consolidated Partners, L.P. ("HCP") into Hallwood Consolidated Resources Corporation ("HCRC"), a publicly-traded oil and gas company of which HEP is a 40% stockholder. In general terms, plaintiff alleges that defendants HCRC, HCP, Hallwood Oil and Gas, Inc., HEP and Hallwood Petroleum, Inc., sought to convert HCP into HCRC on terms that are unfair to HCP unitholders. The complaint alleges that Hallwood Oil and Gas, Inc. ("HOG"), the general partner of HCP, misappropriated to itself a disproportionate allocation of common stock and unfairly converted a revenue interest into equity. In addition, the suit alleges that HOG had a conflict of interest that placed it at odds with the interests of the limited partners and that it failed to appoint a special committee or unaffiliated entity to negotiate on behalf of the limited partners or review the conversion. Plaintiff also claims that the Consent Statement/Prospectus dated February 14, 1992 relating to the conversion is materially misleading and fails to disclose certain information. Defendants answered the consolidated complaint on May 27, 1992, denying the material allegations thereof. Discovery is proceeding in the action.

      On December 27, 1991, a suit styled Louis G. Reese, Inc., et al. v. the Hallwood Group Incorporated, et al. was filed in the Fourteenth District Court of Dallas County, Texas by Louis G. Reese, Inc., various holders of Integra preferred stock and others against the Company, Integra - A Hotel and Restaurant Company, ShowBiz Pizza Time, Inc.

and eleven current or former officers or directors of such corporate defendants. A substantially identical suit, styled European American Reinsurance Corporation v. The Hallwood Group, et al., was filed on January 14, 1992 in Dallas County district court against the same group of defendants. The plaintiffs in Reese purport to seek certification as representative of classes of Integra optionholders, Integra warrantholders and Integra preferred stockholders. The petitions allege violations of Texas statutes governing securities and stock sales, fraudulent inducement, fraudulent transfer, breach of fiduciary duty, breach of alleged duties of good faith, and negligent misrepresentation in connection with various transactions, relating primarily to the financial restructuring of Brock Hotel Corporation in 1986 and the subsequent "spin-off" of ShowBiz Pizza Time, Inc. beginning in 1988. Remedies sought include rescission, an accounting, declaratory judgment, and both actual and exemplary damages in amounts that are claimed to be substantial. Those defendants who have answered, including all corporate defendants, have denied all allegations in both petitions. In connection with the completion of an Amended Plan of Reorganization for Integra in its chapter 11 bankruptcy proceeding, certain claims made in these suits have been settled, although the number and type of claims settled may be disputed by the plaintiffs. See Note
8. From March 1993 to October 1994, these lawsuits were abated pending the resolution of other proceedings involving the attorney for the plaintiffs in both cases. The court in the Reese case has now lifted the abatement and set the case for trial in January 1995. The European American case remains abated. It is not known when those other proceedings will be resolved and when or if these cases will become active.

      On February 3, 1992, the Company was named as a defendant in a lawsuit styled Third National Bank in Nashville, Trustee v. The Hallwood Group Incorporated in federal court in Nashville, Tennessee by the Third National Bank in Nashville, as trustee. In the lawsuit, the bank seeks damages in excess of $15 million against the Company, asserting that it tortiously interfered with an agreement between the bank and Integra concerning certain municipal bonds issued in connection with the Hermitage Hotel located in Nashville, Tennessee. The bank alleged that the Company intentionally caused Integra to breach a minimum net worth requirement of the agreement, by allegedly instigating the spin-off of Integra's ShowBiz Pizza Time, Inc. stock holdings in December 1988. After first dismissing and then reinstating the case, the court denied the Company's motion to dismiss for failure to state claim. Discovery is complete and the case is set for trial in January 1995. The parties are attempting to negotiate a settlement of all claims in this matter, but any settlement will be subject to negotiation and execution of a definitive agreement, as well as court approval.

      On April 13, 1993, the same attorney who represents plaintiffs in the Reese and European American matters filed another action styled Hermitage Hotel, Ltd., L.P. v. The Hallwood Group Incorporated, et al. against the Company and other defendants alleging many of the same causes of action asserted and remedies sought in those cases, as well as contractual interference claims similar to those asserted in the Third National Bank litigation. This lawsuit was filed in the name of Hermitage Hotel, Ltd., L.P., individually and as class representative of a class of unsecured creditors of Integra, in the 68th District Court of Dallas County, Texas, and purports to seek class certification on behalf of the unsecured creditors of Integra. This case was subsequently dismissed by the court and refiled in 1994 in the 101st District Court of Dallas County, Texas. This new action does not purport to be a class action. The defendants have answered the lawsuit, generally denying the allegations thereof. The Company believes that all the allegations of the suit are without merit and barred by a statute of limitation. The Company intends to vigorously defend the lawsuit. See Note 8 for a discussion of the Company's participation in the Amended Plan of Reorganization of Integra in its chapter 11 bankruptcy proceeding.

      The Company is a named defendant in Nitti v. Frank, et al. in the 60th District Court of Dallas County, Texas, in which the plaintiff, purporting to act derivatively on behalf of ShowBiz, contends that the defendants made misleading statements on behalf of ShowBiz to the securities market, breached fiduciary duties to stockholders of ShowBiz, committed constructive fraud and unjustly enriched themselves by selling ShowBiz stock prior to ShowBiz's report of a reduced earnings estimate in 1993. Plaintiffs' demand restitution and/or unspecified damages and punitive and exemplary damages. The parties have reached a tentative settlement of the claims in this matter for an immaterial amount. This tentative settlement is subject to negotiation and execution of a definitive agreement, as well as Court approval.

      The Company and its subsidiaries are from time to time involved in various other legal proceedings in the ordinary course of their respective businesses. Management believes that the resolution of these matters will not have a material adverse effect on the financial position of the Company.

      Contingencies. The Company has committed to make additional contributions to the capital of HRC, the general partner of HRP, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription agreement, to the extent HRC has insufficient capital to satisfy creditors of HRP. As of the date of this report no such demands have been made.

      The Company remains contingently liable for L.501,103 ($772,000 at July 31, 1994) plus interest at the rate of 12% to maturity (July 31, 1997) on the 12% Convertible Notes ("Notes") issued by the Company's former wholly owned subsidiary, Atlantic Metropolitan (U.K.) plc ("Atlantic"). Grainger Trust plc ("Grainger") assumed the obligations to make payment of interest and principal on the Notes in connection with its purchase of the Company's investment in Atlantic in fiscal 1988. The indenture under which the Notes were originally issued limits the amount of borrowings or the issuance of other indebtedness by the Company or its subsidiaries to two and one-half times the Adjusted Stockholders' Equity (as defined in such indenture). The Company has notified the indenture trustee that it is in default of this covenant. The Company believes that this default is not materially prejudicial to the holders of the Notes, since it is acting solely as a guarantor. The trustee has not indicated what action, if any, it may take in response to this default.

      Commitments. Total lease expense was $4,095,000, $3,665,000 and $4,240,000 for fiscal 1994, 1993 and 1992, respectively. The Company leases certain hotel property, including land, buildings and equipment, executive office facilities at several locations, and certain textile manufacturing equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. Lease expense on certain office facilities is incurred on behalf of partnerships, of which the Company is general partner and is substantially reimbursed by such partnerships. Certain of the hotel property leases requires the payment of rent contingent upon hotel revenue. For fiscal 1994, 1993 and 1992, the contingent rent was $451,000, $303,000 and $335,000, respectively.

      At July 31, 1994, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

                      Years ended
                        July 31,                                                       Amount
                       ---------                                                      --------
                          1995  . . . . . . . . . . . . . . . . . . . . . . .          $  4,023
                          1996  . . . . . . . . . . . . . . . . . . . . . . .             3,907
                          1997  . . . . . . . . . . . . . . . . . . . . . . .             3,212
                          1998  . . . . . . . . . . . . . . . . . . . . . . .               742
                          1999  . . . . . . . . . . . . . . . . . . . . . . .               492
                          Thereafter  . . . . . . . . . . . . . . . . . . . .               205
                                                                                       --------

                                   Total  . . . . . . . . . . . . . . . . . .          $ 12,581
                                                                                       ========

NOTE 19 - BUSINESS BY INDUSTRY SEGMENT

The Company's business by industry segment is summarized below (in thousands):

                                   REAL                  TEXTILE                  ASSOCIATED
                                  ESTATE      ENERGY     PRODUCTS     HOTELS      COMPANIES     OTHER      CONSOLIDATED
                                  ------      ------     --------     ------      ---------     -----      ------------
1994
Total revenue . . . . . . . .     $  4,399  $     6,234   $   71,624   $   20,896  $    1,356   $   2,193   $    106,702
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Operating income*   . . . . .     $    112  $       822   $      863   $      566  $      870   $      --   $      3,233
                                  ========  ===========   ==========   ==========  ==========   =========
Unallocable expenses, net . .                                                                   $  (5,544)        (5,544)
                                                                                                =========   ------------
Loss before income taxes  . .                                                                               $     (2,311)
                                                                                                            ============
Identifiable assets,
 July 31, 1994  . . . . . . .     $ 17,473  $    17,286   $   34,916   $   26,455  $   16,444   $      --   $    112,574
Cash allocable with segment .        1,188          804          170        1,559          --       3,489          7,210
                                  --------  -----------   ----------   ----------  ----------   ---------   ------------
                                  $ 18,661  $    18,090   $   35,086   $   28,014  $   16,444   $   3,489   $    119,784
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Corporate assets  . . . . . .                                                                   $   7,541          7,541
                                                                                                =========   ------------
Total assets, July 31, 1994 .                                                                               $    127,325
                                                                                                            ============
Depreciation, depletion and
 amortization                     $  1,060  $     2,018   $    1,070   $    2,104  $       --   $      --   $      6,252
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Capital expenditures/
 acquisitions                     $     44  $       147   $    1,193   $    1,288  $       --   $      --   $      2,672
                                  ========  ===========   ==========   ==========  ==========   =========   ============

1993
Total revenue . . . . . . . .     $  6,586  $     8,455   $   70,185   $   17,818  $   12,232   $     854   $    116,130
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Operating income* . . . . . .     $  2,617  $     1,692   $    1,507   $      235  $    7,175   $      --   $     13,226
                                  ========  ===========   ==========   ==========  ==========   =========
Unallocable expenses, net . .                                                                   $  (9,153)  $     (9,153)
                                                                                                =========   ------------
Income before income taxes  .                                                                               $      4,073
                                                                                                            ============
Identifiable assets,
 July 31, 1993  . . . . . . .    $  19,104  $    21,710   $   36,055   $   18,459  $   17,983   $      --   $    113,311
Cash allocable with segment .           80        1,850          615        1,545          --       9,795         13,885
                                 ---------  -----------   ----------   ----------  ----------   ---------   ------------
                                 $  19,184  $    23,560   $   36,670   $   20,004  $   17,983   $   9,795   $    127,196
                                 =========  ===========   ==========   ==========  ==========   =========
Corporate assets  . . . . . .                                                                   $  11,182   $     11,182
                                                                                                =========   ------------
Total assets, July 31, 1993 .                                                                               $    138,378
                                                                                                            ============
Depreciation, depletion and
 amortization . . . . . . . .    $   1,324  $     2,115   $    1,112   $    1,610  $       --   $      --   $      6,161
                                 =========  ===========   ==========   ==========  ==========   =========   ============
Capital expenditures/
 acquisitions. . . . . . . .     $     110  $        94   $      795   $    1,048  $       --   $      --   $      2,047
                                 =========  ===========   ==========   ==========  ==========   =========   ============

1992
Total revenue . . . . . . . .     $  6,160  $     7,112   $   71,393   $   19,325  $    9,547   $   1,618   $    115,155
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Operating income (loss)*  . .     $     53  $        68   $      331   $     (521) $  (15,514)  $      --   $    (15,583)
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Unallocable expenses, net . .                                                                   $ (12,990)  $    (12,990)
                                                                                                =========   ------------
Loss before income taxes, extra-
ordinary gain and cumulative
effect of SFAS 109 adoption .                                                                               $    (28,573)
                                                                                                            ============
Identifiable assets,
 July 31, 1992. . . . . . . .     $ 25,142  $    21,954   $   33,453   $   18,673  $   24,584   $      --   $    123,806
Cash allocable with segment .        1,828        1,142          208          493          --      10,156         13,827
                                  --------  -----------   ----------   ----------  ----------   ---------   ------------
                                  $ 26,970  $    23,096   $   33,661   $   19,166  $   24,584   $  10,156   $    137,633
                                  ========  ===========   ==========   ==========  ==========   =========
Corporate assets  . . . . . .                                                                   $  14,386         14,386
                                                                                                =========   ------------
Total assets, July 31, 1992 .                                                                               $    152,019
                                                                                                            ============
Depreciation, depletion and
 amortization . . . . . . . .     $  1,324  $     2,485   $    1,077   $    1,497  $       --   $      --   $      6,383
                                  ========  ===========   ==========   ==========  ==========   =========   ============
Capital expenditures/
 acquisitions . . . . . . . .     $     50  $         3   $      915   $    2,012  $       --   $      --   $      2,980
                                  ========  ===========   ==========   ==========  ==========   =========   ============

__________
* Operating income of the textile products industry segment is net of $83, $160 and $7 of intercompany interest expense in fiscal 1994, 1993 and 1992, respectively.

NOTE 20 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The results of operations for the quarters ended in fiscal 1994 and 1993 are summarized below (in thousands, except per share amounts):

                                                            QUARTERS ENDED IN FISCAL 1994
                                           -----------------------------------------------------------
                                             OCTOBER 31,     JANUARY 31,     APRIL 30,      JULY 31,
                                                1993            1994           1994           1994
                                           ---------------  ------------    ----------     -----------
     Operating revenues . . . . . . .          $25,441         $22,864         $29,645       $28,652
     Gross profit . . . . . . . . . .            2,749           2,701           2,703         2,364
     Net income (loss)  . . . . . . .           (1,340)           (447)            540        (3,143)
     Net income (loss) per share  . .            (0.24)          (0.09)           0.10         (0.57)

                                                            QUARTERS ENDED IN FISCAL 1993
                                           -----------------------------------------------------------
                                            OCTOBER 31,      JANUARY 31,     APRIL 30,       JULY 31,
                                                1992            1993           1993            1993
                                           -------------    ------------    ----------      -----------
     Operating revenues . . . . . . .          $25,304         $30,661         $28,308       $31,857
     Gross profit . . . . . . . . . .            2,164           8,368           4,401         3,338
     Net income (loss)  . . . . . . .             (216)          6,321          (1,907)       (5,623)
     Net income (loss) per share  . .            (0.04)           1.14           (0.35)        (1.02)

         Fiscal 1994. Significant transactions which resulted in the fiscal 1994 fourth quarter net loss of $3,143,000 were: (i) a deferred tax charge of $1,550,000, which was primarily a result of a significant decline in the value of certain assets considered in the Company's SFAS No. 109 tax planning strategies, and (ii) additional accrual in the amount of $1,100,000 related to pending litigation matters.

         Fiscal 1993. Significant transactions which resulted in the fiscal 1993 fourth quarter net loss of $5,623,000 were: (i) an additional loss provision of $3,704,000 for the asset held for sale; (ii) an additional loss provision of $275,000 for the investment in Oakhurst; (iii) a $3,580,000 capital gain on the sale of 175,000 ShowBiz shares, and; (iv) a deferred tax charge of $5,956,000, which was primarily a result of a significant decline in the value of certain assets considered in the Company's SFAS No. 109 tax planning strategies.

NOTE 21 - EMPLOYEE BENEFIT RETIREMENT PLANS

         Effective August 1, 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The original plan provided that eligible employees may contribute up to 15% of their compensation to the plan, and the Company would match 50% of its employees' contributions up to the first 6% contributed. Amounts contributed by employees are 100% vested and non-forfeitable. The plan was amended on February 1, 1992 and August 1, 1993 to (i) modify eligibility requirements; (ii) make the Company's matching contribution discretionary, to be determined annually by the Company's Board of Directors; (iii) exclude the Company's hotel hourly employees from a matching contribution; (iv) exclude highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits; and (v) spin-out Brookwood employees into a separate plan. The Company matching contributions vest at a rate of 20% per year of service and become fully vested after five years. Employees of the HRC, HMC and various hotel subsidiaries also participate in the Company's 401(k) plan. HEC has a separate 401(k) plan which is similar to the Company's plan. Employer contributions paid on behalf of HRC and HEC employees are substantially paid by the respective real estate and energy master limited partnerships. The Company's contributions to the plan for the fiscal years ended July 31, 1994, 1993 and 1992, excluding contributions from the HRC and HEC subsidiaries to the extent paid by the master limited partnership, were $126,000, $121,000 and $133,000, respectively.

         Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $72 per month per employee to the fund. Total contributions for the fiscal years ended 1994, 1993 and 1992 were $186,000 in each of the three years. At September 30, 1993, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

                        THE HALLWOOD GROUP INCORPORATED
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                               DECEMBER 31, 1993
                                  (UNAUDITED)

       The following reserve quantity and future net cash flow information for the Company's share of HEC's and HEP's oil and gas properties represents proved reserves which are located in the United States. The reserve estimates presented have been prepared by in-house petroleum engineers and a portion of these reserves have been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

       The standardized measure of discounted future net cash flows provides a comparison of HEC's proved oil and gas reserves from year to year. No consideration has been given to future income taxes since HEC's tax basis and net operating loss carryforwards exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year end prices. At December 31, 1993, oil and gas prices averaged $13.38 per bbl of oil and $2.44 per mcf of gas for HEC, including its interest in HEP. Future production costs are based on year-end costs and include severance taxes. This standardized measure is not necessarily representative of the market value of HEC's properties.

       Updated information relating to reserve quantity and future net cash flow information was not available at July 31, 1994, the Company's year-end, accordingly, the reserve quantity and future net cash flow information is presented as of December 31, 1993, HEC's year-end and the most recent date for which information is presented. During the period from December 31, 1993 to July 31, 1994 gas prices decreased. While this decline in gas prices will negatively impact the future net cash flow information contained herein, management evaluated this impact and determined that as no cost center ceiling problem would result from this decline in gas prices the impact to the consolidated financial statements of the Company would not be material.

                        THE HALLWOOD GROUP INCORPORATED
                               RESERVE QUANTITIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         Oil             Gas
                                                                        Bbls             Mcf
                                                                        ----             ---
PROVED RESERVES:
   Balance, December 31, 1990 . . . . . . . . . . . . . . . . . .       1,537          23,147

   Extensions and discoveries . . . . . . . . . . . . . . . . . .          91           1,286
   Revision of previous estimates . . . . . . . . . . . . . . . .        (245)           (160)
   Sales of reserves in place . . . . . . . . . . . . . . . . . .        (136)           (927)
   Purchase of reserves in place  . . . . . . . . . . . . . . . .          19              88
   Production . . . . . . . . . . . . . . . . . . . . . . . . . .        (151)         (2,153)
                                                                        -----          ------

   Balance, December 31, 1991 . . . . . . . . . . . . . . . . . .       1,115          21,281

   Extensions and discoveries . . . . . . . . . . . . . . . . . .         156           2,385
   Revision of previous estimates . . . . . . . . . . . . . . . .          51            (468)
   Sales of reserves in place . . . . . . . . . . . . . . . . . .         (82)         (1,657)
   Purchase of reserves in place  . . . . . . . . . . . . . . . .           4              40
   Production . . . . . . . . . . . . . . . . . . . . . . . . . .        (137)         (2,354)
   Effect of conversion (a) . . . . . . . . . . . . . . . . . . .        (169)         (1,854)
                                                                        -----          ------

   Balance, December 31, 1992 . . . . . . . . . . . . . . . . . .         938          17,373

   Extensions and discoveries . . . . . . . . . . . . . . . . . .          66             774
   Revision of previous estimates (b) . . . . . . . . . . . . . .        (205)         (1,993)
   Sales of reserves in place . . . . . . . . . . . . . . . . . .         (37)           (460)
   Purchases of reserves in place . . . . . . . . . . . . . . . .          70             737
   Production . . . . . . . . . . . . . . . . . . . . . . . . . .        (110)         (2,005)
                                                                        -----          ------

   Balance, December 31, 1993 . . . . . . . . . . . . . . . . . .         722          14,426
                                                                        =====          ======

PROVED DEVELOPED RESERVES:
   Balance, December 31, 1991 . . . . . . . . . . . . . . . . . .       1,002          19,671
                                                                        =====          ======
   Balance, December 31, 1992 . . . . . . . . . . . . . . . . . .         874          15,954
                                                                        =====          ======
   Balance, December 31, 1993 . . . . . . . . . . . . . . . . . .         666          12,779
                                                                        =====          ======

(a) HEP's 40% owned affiliate, Hallwood Consolidated Resources Corporation ("HCRC") was converted from a limited partnership to a corporation (the "Conversion") during 1992. The effect of the Conversion was to change HEP's method of accounting for its investment in HCRC from the proportionate consolidation method to the equity method, which reduces HEP's reserves by its 40% ownership interest in HCRC.

(b) The majority of these revisions relate to the G.S. Boudreaux Estate #1 Well which, throughout 1993, provided an increasing amount of water, resulting in higher operating costs and less consistent production rates.

                        THE HALLWOOD GROUP INCORPORATED
                               RESERVE QUANTITIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               As of December 31,
                                                                   -------------------------------------------
                           Description                               1993            1992            1991
- - ------------------------------------------------------             -------          ------          ------
Future cash flows . . . . . . . . . . . . . . . . . .              $44,000         $52,000         $58,000
Future production and development costs . . . . . . .              (13,000)        (14,000)        (18,000)
                                                                   -------         -------         -------
Future net cash flows before discount . . . . . . . .               31,000          38,000          40,000
10% discount to present value . . . . . . . . . . . .              (10,000)        (13,000)        (14,000)
                                                                   -------         -------         -------
Standardized measure of discounted future
   net cash flows . . . . . . . . . . . . . . . . . .              $21,000         $25,000         $26,000
                                                                   =======         =======         =======



                                                                          Years ended December 31,
                                                                   --------------------------------------
                    Description                                      1993           1992            1991
- - ------------------------------------------------------              ------         ------          ------
Standardized measure of discounted future net cash
   flows at beginning of year . . . . . . . . . . . .              $25,000         $26,000         $39,000
Sales of oil and gas produced, net of production costs              (4,363)         (4,855)         (4,199)
Net changes in prices and production costs  . . . . .                1,150           3,374         (11,623)
Extensions, discoveries and other additions,
   net of future production and development costs . .                1,361           3,632           1,721
Changes in estimated future development costs . . . .                 (643)           (623)           (580)
Development costs incurred  . . . . . . . . . . . . .                  585             704             938
Revisions of previous quantity estimates (a)  . . . .               (3,750)           (167)         (1,531)
Purchases of reserves in place  . . . . . . . . . . .                1,346              70             190
Sales of reserves in place  . . . . . . . . . . . . .                 (793)         (2,350)         (1,638)
Effect of Conversion (b)  . . . . . . . . . . . . . .                   --          (4,676)             --
Accretion of discount . . . . . . . . . . . . . . . .                2,500           2,600           3,900
Changes in production rates and other . . . . . . . .               (1,393)          1,291            (178)
                                                                   -------         -------         -------
Standardized measure of discounted future net
   cash flows at end of year  . . . . . . . . . . . .              $21,000         $25,000         $26,000
                                                                   =======         =======         =======

(a)          See Note (b) to the Reserve Quantities Schedule.
(b)          See Note (a) to the Reserve Quantities Schedule.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

       We have audited the consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries at July 31, 1994 and 1993 and for each of the three years in the period ended July 31, 1994 and have issued our report thereon dated October 18, 1994, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a) 2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Dallas, Texas
October 18, 1994

                                   SCHEDULE I

                   MARKETABLE SECURITIES - OTHER INVESTMENTS
                                 (IN THOUSANDS)

                              AS OF JULY 31, 1994



                                                                     Number
                                                                    of Shares --
                                                                    Principal
                                                                    Amount of               Market  Carrying
           NAME OF ISSUER                                           Loan Stock    Cost       Value   Value
           --------------                                           ----------   -------    ------- --------
INVESTMENT IN INSURANCE CONTRACTS
 Various (Note 1) . . . . . . . . . . . . . . . . . . . .               --       $229       $229        $229

INVESTMENT IN ATLANTIC METROPOLITAN U.K.
  Loan stock  . . . . . . . . . . . . . . . . . . . . . .            L.518       $758       $610        $610

INVESTMENT IN OTHER MARKETABLE SECURITIES
  Various*  . . . . . . . . . . . . . . . . . . . . . . .          various       $224       $ 53        $ 53

____________

*  Individual investments are less than 2% of total consolidated assets.

(Note 1) -  Represents acquisition cost and subsequent premiums to acquire whole life insurance policies. The policies contain an investment feature which provides for increasing cash values. A developing financial market in the United Kingdom provides liquidity for such investments.

                                  SCHEDULE III

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     July 31,
                                                                         ------------------------------
                                                                              1994              1993
                                                                         -----------         ----------
         ASSETS

Investments in subsidiaries . . . . . . . . . . . . . . . . . . .         $  51,295          $  52,549
Investments in associated companies . . . . . . . . . . . . . . .            16,444             17,983
Deferred tax asset, net . . . . . . . . . . . . . . . . . . . . .             5,900              8,533
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             3,304              8,546
Receivables and other assets  . . . . . . . . . . . . . . . . . .             1,187              1,469
Real estate properties, net . . . . . . . . . . . . . . . . . . .                90                124
Mortgage loans, net . . . . . . . . . . . . . . . . . . . . . . .                69                193
Investment in real estate affiliate . . . . . . . . . . . . . . .                --                151
                                                                          ---------          ---------

     Total Assets . . . . . . . . . . . . . . . . . . . . . . . .         $  78,289          $  89,548
                                                                          =========          =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

7% Collateralized Senior Subordinated Debentures  . . . . . . . .         $  28,718          $  31,463
13.5% Subordinated Debentures . . . . . . . . . . . . . . . . . .            22,902             22,902
Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . .            12,000              7,491
Accounts payable, accrued interest
  and other accrued expenses  . . . . . . . . . . . . . . . . . .             6,692              3,882
Anticipatory loss - asset held for sale . . . . . . . . . . . . .                --             10,050
                                                                          ---------          ---------

     Total Liabilities  . . . . . . . . . . . . . . . . . . . . .            70,312             75,788

Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .               639                639
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .            56,442             58,088
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .           (42,894)           (38,504)
Foreign currency translation adjustment . . . . . . . . . . . . .                86               (167)
Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .            (6,296)            (6,296)
                                                                          ---------          ---------

     Total Stockholders' Equity . . . . . . . . . . . . . . . . .             7,977             13,760
                                                                          ---------          ---------

     Total Liabilities and Stockholders' Equity . . . . . . . . .         $  78,289          $  89,548
                                                                          =========          =========


The "Notes To Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                           Years ended July 31,
                                                                   -------------------------------------
                                                                      1994         1993           1992
                                                                   ---------     --------     ---------
INCOME

     Intercompany income from subsidiaries
         Interest income  . . . . . . . . . . . . . . . .          $ 2,132       $  1,205     $  1,276
         Dividends  . . . . . . . . . . . . . . . . . . .            1,814          2,500           --
         Management fees  . . . . . . . . . . . . . . . .            1,596          2,187        1,200
         Rents  . . . . . . . . . . . . . . . . . . . . .               --             --           24
     Income from investments in associated
         companies/affiliates   . . . . . . . . . . . . .            1,197         11,949        9,433
     Fee income   . . . . . . . . . . . . . . . . . . . .              150            354          375
     Interest on short-term investments   . . . . . . . .              114            290          198
     Equity in net income (loss) of subsidiaries  . . . .              (27)           490       (6,582)
     Other income   . . . . . . . . . . . . . . . . . . .               18             --           12
     Interest and discounts from mortgage loans   . . . .               17            218          645
     Loss on sale of real estate  . . . . . . . . . . . .               --             --          (36)
     Hotel and real estate revenues   . . . . . . . . . .               --          1,743        4,797
                                                                   -------       --------     --------

         Total income   . . . . . . . . . . . . . . . . .            7,011         20,936       11,342

EXPENSES

     Interest expense   . . . . . . . . . . . . . . . . .            4,892          7,588        9,230
     Administrative expenses  . . . . . . . . . . . . . .            2,775          3,025        4,325
     Provision for losses   . . . . . . . . . . . . . . .            1,647            305        3,553
     Intercompany expenses of subsidiaries
         Management fees  . . . . . . . . . . . . . . . .              300            300          100
         Interest expense   . . . . . . . . . . . . . . .               38             38           50
     Hotel and real estate operating expenses   . . . . .              120          1,478        3,420
     Loss from asset held for sale  . . . . . . . . . . .               --          4,118       18,794
     Depreciation   . . . . . . . . . . . . . . . . . . .               --            165          354
                                                                   -------       --------     --------

         Total expenses   . . . . . . . . . . . . . . . .            9,772         17,017       39,826
                                                                   -------       --------     --------

     Income (loss) before income taxes, extraordinary gain
         and cumulative effect of SFAS No. 109 adoption             (2,761)         3,919      (28,484)
     Income taxes (benefit)   . . . . . . . . . . . . . .            2,277          5,344       (2,039)
                                                                   -------       --------     --------
     Loss before extraordinary gain and cumulative
         effect of SFAS No. 109 adoption  . . . . . . . .           (5,038)        (1,425)     (26,445)
     Extraordinary gain from extinguishment of debt   . .              648             --           26
                                                                   -------       --------     --------
     Loss before cumulative effect of SFAS No. 109
         adoption   . . . . . . . . . . . . . . . . . . .           (4,390)        (1,425)     (26,419)
     Cumulative effect of SFAS No. 109 adoption   . . . .               --             --       12,133
                                                                   -------       --------     --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . .          $(4,390)      $ (1,425)    $(14,286)
                                                                   =======       ========     ========

The "Notes To Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Years ended July 31,
                                                                          --------------------------------
                                                                            1994      1993          1992
                                                                          -------   --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . .         $ (572)   $  3,639      $ (1,450)

CASH FLOWS FROM INVESTING ACTIVITIES
     Disbursements related to asset held for sale   . . . . . . .         (5,721)     (1,818)      (10,028)
     Return of (additional) investment in subsidiaries  . . . . .          1,480      (4,118)           --
     Proceeds from sale of investments in associated companies  .          1,250      13,504        10,354
     Investments in associated companies/affiliates   . . . . . .             (8)       (427)          (10)
     Proceeds from sale of real estate  . . . . . . . . . . . . .              5          97            --
     Repayment of investments in associated companies   . . . . .             --       4,768             4
     Investments in marketable securities   . . . . . . . . . . .             --        (776)         (106)
     Capital expenditures and acquisition of real estate
       and hotels   . . . . . . . . . . . . . . . . . . . . . . .             --         (96)         (827)
                                                                          ------    --------      --------

       Net cash provided by (used in) investing activities  . . .         (2,994)     11,134          (613)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank borrowings and loans payable  . . . . . .          6,000      14,000        14,083
     Repayment of bank borrowings and loans payable   . . . . . .         (6,150)    (24,158)         (531)
     Repurchase of 7% Debentures  . . . . . . . . . . . . . . . .         (1,526)         --            --
     Repurchase of 13.5% Debentures   . . . . . . . . . . . . . .             --      (6,461)          (55)
     Net change in restricted cash for financing activities   . .             --       3,000            --
     Proceeds from exercise of stock options  . . . . . . . . . .             --          94            --
     Repurchase and retirement of convertible debentures  . . . .             --          --        (6,991)
                                                                          ------    --------      --------

       Net cash provided by (used in ) financing activities   . .         (1,676)    (13,525)        6,506
                                                                          ------    --------      --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . .         (5,242)      1,248         4,443

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . .          8,546       7,298         2,855
                                                                          ------    --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . .         $3,304    $  8,546      $  7,298
                                                                          ======    ========      ========





The "Notes To Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)



     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                                       Years ended July 31,
                                                                                 ------------------------------
                          Description                                             1994       1993        1992
- - -------------------------------------------------------------------------        -------   ---------    -------
Issuance of promissory note payable in connection with
  Integra bankruptcy  . . . . . . . . . . . . . . . . . . . . . . . . . .        $4,000    $    --      $   --
Recording of proportionate share of stockholders' equity
  transactions of ShowBiz   . . . . . . . . . . . . . . . . . . . . . . .         1,646         --          --
Issuance of note payable in connection with litigation settlement . . . .         1,500         --          --
Renegotiate loan payable to reduced amount  . . . . . . . . . . . . . . .           901         --          --
Exchange of 13.5% Debentures for 7% Debentures  . . . . . . . . . . . . .            --     27,481          --
Payment in-kind of annual interest on 13.5% Debentures  . . . . . . . . .            --      6,792       6,019
Transfer of non-cash assets to subsidiary, net of liabilities . . . . . .            --      5,787          --
Unrecognized gain from completion of Bond Exchange and
  Offers to Purchase for Cash   . . . . . . . . . . . . . . . . . . . . .            --      4,220          --
Real estate acquired through foreclosure  . . . . . . . . . . . . . . . .            --         --         152


Supplemental disclosures of cash payments (in thousands):

Interest paid (including capitalized interest)  . . . . . . . . . . . . .        $5,452     $2,205      $2,080
Income taxes paid (refunds received)  . . . . . . . . . . . . . . . . . .            31        142         (54)

The "Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


NOTE 1 - BASIS OF PRESENTATION

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. In addition, for purposes of this schedule, the investments in majority owned subsidiaries are accounted for using the equity method of accounting which is not in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II,
Item 8.


NOTE 2 - DEBENTURE ISSUES AND LOANS PAYABLE

         As further referenced to Notes 7 and 9 in the Consolidated Financial Statements, the Registrant's debenture issues and loans payable are comprised of the following:

                                                                     July 31,
                                                             -----------------------
                         Description                           1994             1993
                         -----------                         -------          ------
Debenture Issues
  7% Debentures  . . . . . . . . . . . . . . . . . . .       $28,718          $31,463
  13.5% Debentures . . . . . . . . . . . . . . . . . .        22,902           22,902
                                                             -------          -------
                                                              51,620           54,365

Loans Payable
  Associated companies . . . . . . . . . . . . . . . .        10,000            7,491
  Real estate  . . . . . . . . . . . . . . . . . . . .         2,000              --
                                                             -------          -------
                                                              12,000            7,491
                                                             -------          -------

    Totals . . . . . . . . . . . . . . . . . . . . . .       $63,620          $61,856
                                                             =======          =======

           Maturities over the next five years are as follows (in thousands):
1995 - $6,688; 1996 - $1,324; 1997 - $4,062; 1998 - $4,622; 1999 - $-0-.


NOTE 3 - LITIGATION, CONTINGENCIES AND COMMITMENTS

           See Note 18 to the Consolidated Financial Statements.

                                 SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE,         CHARGED TO         CHARGED                             BALANCE,
                                          BEGINNING         COSTS AND          TO OTHER                             END OF
                                           OF YEAR          EXPENSES           ACCOUNTS        DEDUCTIONS            YEAR
                                          ---------        -----------         --------        ----------          ---------
REAL ESTATE
  Allowance for losses -- real estate:
   Years ended July 31,
     1994 . . . . . . . . . . . . . .     $  980           $   --              $    --         $    30  (a)        $1,010
     1993 . . . . . . . . . . . . . .      1,111              100                   --            (231) (a)           980
     1992 . . . . . . . . . . . . . .        100            1,011                   --              --              1,111

  Allowance for losses --
   mortgage loans:
   Years ended July 31,
     1994 . . . . . . . . . . . . . .        442               --                   --            (216) (b)           226
     1993 . . . . . . . . . . . . . .      1,334              240                   --          (1,132) (b)           442
     1992 . . . . . . . . . . . . . .        499              882                   --             (47) (b)         1,334

TEXTILE PRODUCTS
  Allowance for losses --
   accounts receivable:
   Years ended July 31,
     1994 . . . . . . . . . . . . . .        365              232                   --            (130) (c)           467
     1993 . . . . . . . . . . . . . .        513               89                  (69)           (168) (c)           365
     1992 . . . . . . . . . . . . . .        618              341                   --            (446) (c)           513

ASSOCIATED COMPANIES
  Allowance for losses -- investments
   in associated companies:
   Years ended July 31,
     1994 . . . . . . . . . . . . . .        925              (30) (d)              --            (895) (b)            --
     1993 . . . . . . . . . . . . . .        650              275                   --              --                925
     1992 . . . . . . . . . . . . . .         --              650                   --              --                650

OTHER
  Allowance for losses --
   marketable securities:
   Years ended July 31,
     1994 . . . . . . . . . . . . . .        718           (1,556) (d)              --           1,115  (b)           277
     1993 . . . . . . . . . . . . . .      1,038              (35) (e)              --            (285) (b)           718
     1992 . . . . . . . . . . . . . .        778              260                   --              --              1,038

____________
Notes:
     (a) Change in foreign currency exchange rate
     (b) Write-off upon disposition/foreclosure
     (c) Write-off, net of recoveries
     (d) Gain from disposition in excess of net book value, net of additional expense
     (e) Net recovery

                                   SCHEDULE X

                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)


                                                                                Charged to Costs and Expenses
                                                                                ------------------------------
                                                                                     Years ended July 31,
                                                                                -------------------------------
                                                                                  1994       1993       1992
                                                                                --------   --------   ---------
Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $2,008      $1,769    $1,633

Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,127         904     1,064

Property and oil production taxes . . . . . . . . . . . . . . . . . . .             860         962     1,168

- - -----------------

Note: Other amounts are not presented, as such amounts are less than 1% of net revenues.

                                  SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 JULY 31, 1994
                                (IN THOUSANDS)


                                                                                  GROSS AMOUNT WHICH
                                                 INITIAL COST                      CARRIED AT CLOSE
                                                  TO COMPANY      COSTS CAPI-         OF PERIOD
                                               ----------------   TALIZED SUB-  ----------------------
                                                        BUILD-     SEQUENT TO           BUILD-           ACCUMU-             DEPRE-
                                                       INGS AND   ACQUISITIONS         INGS AND         LATED DE-            CIABLE
                                      ENCUM-           IMPROVE-    (IMPROVE-           IMPROVE-          PRECIA-     DATE    LIFE IN
                                      BRANCES  LAND     MENTS        MENTS)     LAND    MENTS    TOTAL    TION     ACQUIRED   YEARS
                                      -------  ----    --------   ------------  ----   --------  -----  ---------  --------  -------
REAL ESTATE OPERATIONS
  Office-retail
     United Kingdom . . . . . . . .   $5,399   $1,677  $    --     $ 8,637     $1,677   $8,637   $10,314   $1,475     1/86        40
  Miscellaneous investments   . . .       --      290       --          --        290       --       290       --  various        --
                                               ------  -------     -------     ------  -------   -------   ------
       Subtotal . . . . . . . . . .             1,967       --       8,637      1,967    8,637    10,604    1,475
HOTEL OPERATIONS
     Sarasota, Florida (a)  . . . .    6,504    2,750    7,836       1,745      2,750    9,581    12,331    1,692    12/89        31
     Sarasota, Florida (b)  . . . .      (c)       --    5,100       1,673         --    6,773     6,773    2,674     6/91         7
     Tulsa, Oklahoma  . . . . . . .    5,200      915    4,285          14        915    4,299     5,214      182     3/94        10
     Oklahoma City, Oklahoma (b)  .      (c)       --    1,525       1,090         --    2,615     2,615      993     6/91         6
     Miscellaneous investments  . .       --       50    1,401           6         50    1,407     1,457       65     3/94   various
                                               ------  -------     -------     ------  -------   -------   ------
        Subtotal  . . . . . . . . .             3,715   20,147       4,528      3,715   24,675    28,390    5,606
TEXTILE PRODUCTS OPERATIONS
  Industrial plant
     Kenyon, Rhode Island . . . . .      (c)      391    2,355       1,879        391    4,234     4,625      883     3/89        20
                                               ------  -------     -------     ------  -------   -------   ------

         Totals . . . . . . . . . .            $6,073  $22,502     $15,044     $6,073  $37,546   $43,619   $7,964
                                               ======  =======     =======     ======  =======   =======   ======

         Changes in real estate owned and accumulated depreciation for the years ended July 31, 1994, 1993 and 1992 are summarized below (in thousands):

                                                                               YEARS ENDED JULY 31,
                                            ----------------------------------------------------------------------------------------
                                                    1994                            1993                           1992
                                            -----------------------        -------------------------        ------------------------
                                            REAL       ACCUMULATED         REAL        ACCUMULATED          REAL        ACCUMULATED
                                            ESTATE     DEPRECIATION        ESTATE      DEPRECIATION         ESTATE      DEPRECIATION
                                            -------    ------------        --------    -------------        --------    ------------
BALANCE, BEGINNING OF YEAR  . . . . . . .   $35,307       $5,411           $37,582        $3,296            $34,244      $1,400
 Additions during the year
   Costs capitalized  . . . . . . . . . .     7,876           --             1,295            --              3,068          --
   Foreclosures . . . . . . . . . . . . .        --           --                --            --                153          --
   Depreciation . . . . . . . . . . . . .        --        2,553                --         2,115                 --       1,970
   Foreign exchange adjustment  . . . . .       441           --            (3,423)            --             1,848          --
 Deductions during the year
   Sales  . . . . . . . . . . . . . . . .        (5)          --              (147)            --            (1,731)        (74)
                                            -------       ------           -------       --------           -------      ------

BALANCE, END OF YEAR  . . . . . . . . . .   $43,619       $7,964           $35,307        $5,411            $37,582      $3,296
                                            =======       ======           =======        ======            =======      ======

- - --------------------
Notes:

     See Note 1(c) to the Company's consolidated financial statements regarding the accounting policy for property acquired through foreclosure.

     See Note 1(g) to the Company's consolidated financial statements and
     Schedule VIII for information regarding the allowance for possible losses.

     The aggregate cost basis for real estate owned, for federal income tax purposes, was approximately $0.5 million higher than the basis for financial reporting purposes.

     (a) Pledged as collateral under the FNBB term loan agreement described in Note 7 to the Company's consolidated financial statements.

     (b) Leasehold interest. Cost represents price paid for leasehold interest, plus furnishings and equipment.

     (c) The stock of the subsidiary which holds this asset is pledged as collateral for the 7% Debentures as described in Note 9 to the Company's consolidated financial statements.

                                  SCHEDULE XII

                         MORTGAGE LOANS ON REAL ESTATE
                                 July 31, 1994
                                 (in thousands)


                                                                                                                        Principal
                                                                                                                          Amount
                                                                                                                         of Loans
                                                                                                Face       Carrying     Subject to
                                                              Final      Periodic              Amount       Amount      Delinquent
                                              Interest      Maturity      Payment   Prior        of           of        Principal
             Description                        Rate          Date         Terms    Liens     Mortgages   Mortgages    or Interest
             -----------                     ----------    ----------    --------   -----     ---------   ---------    -----------
Single-family condominiums
  Dallas, Texas (2)   . . . . . . . .        7%-12.9%       2012-2014        (7)      (8)      $1,288      $1,008  (1)(3)    $ --
  Sevier County, Tennessee (4)  . . .       9%-12.875%      2000-2003        (7)      (8)         550         381  (1)(5)      --
Single-family lots
  Calaveras County, California (6)  .        8%-13.75%      1997-2001        (7)      (8)         676         563  (1)         --
Miscellaneous . . . . . . . . . . . .      7.75%-11.75%     1994-2008        (7)      --           69          69              --
                                                                                               ------      ------            ----

      Total   . . . . . . . . . . . .                                                          $2,583      $2,021            $ --
                                                                                               ======      ======            ====

_______________________
Notes:

(1) Includes deferred interest recorded to adjust interest rate to estimated market at date mortgage assumed or acquired, which amount is being amortized over loan term.
(2) Conventional (29 loans, original principal amounts from $18,000 to $79,000).
(3)   Includes a reserve of $150,000 for loan losses.
(4) Conventional (34 loans, original principal amounts from $25,000 to $32,000).
(5)   Includes a reserve of $76,000 for loan losses.
(6) Conventional (90 loans, original principal amounts from $4,000 to $38,000).
(7)   Monthly principal and interest payments to maturity.
(8) Pledged as collateral under a FNBB term loan as described in Note 7 to the Company's consolidated financial statements.

   Mortgage loan activity for the years ended July 31, 1994, 1993 and 1992 (in thousands):

                                                                                                      Years ended July 31,
                                                                                              ---------------------------------
                                                                                                1994        1993         1992
                                                                                              --------    --------     --------

Balance, beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $2,601      $3,954       $5,815
     Additions during period
         New mortgage loans   . . . . . . . . . . . . . . . . . . . . . . . . . .                 --          76           --
         Amortization of loan discounts   . . . . . . . . . . . . . . . . . . . .                 50          79           85
         Charge-offs against loan loss  reserve   . . . . . . . . . . . . . . . .                 18       1,236           19
                                                                                              ------      ------       ------
                                                                                                  68       1,391          104

     Deductions during period
         Collections of principal (includes principal amount of
              loans sold or satisfied)  . . . . . . . . . . . . . . . . . . . . .                648       2,500          931
         Additional loan loss reserve   . . . . . . . . . . . . . . . . . . . . .                 --         240          882
         Transfer to real estate owned upon foreclosure   . . . . . . . . . . . .                 --           4          152
                                                                                              ------      ------       ------
                                                                                                 648       2,744        1,965
                                                                                              ------      ------       ------

Balance, end of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $2,021      $2,601       $3,954
                                                                                              ======      ======       ======

________________
Notes:

      See Note 1(c) to the Company's consolidated financial statements and
      Schedule VIII for information regarding the allowance for possible losses.

      The aggregate cost basis for federal income tax purposes is approximately the same as the carrying amount.

================================================================================

                                   FORM 10-K

(Mark One)

       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        COMMISSION FILE NUMBER 0-15782

                           SHOWBIZ PIZZA TIME, INC.
            (Exact name of registrant as specified in its charter)

            KANSAS                                        48-0905805
            (State or jurisdiction of                     (I.R.S. Employer
            incorporation or organization)                Identification No.)

            4441 WEST AIRPORT FREEWAY
            P.O. BOX 152077
            IRVING, TEXAS                                 75015
             (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code:    (214) 258-8507

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Common Stock, par value $.10 each
                               (Title of Class)

                Class A Preferred Stock, par value $60.00 each
                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  (x)   No  ( )

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ( )

        At March 18, 1994, an aggregate of 13,022,675 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 18, 1994) held by non-affiliates of the registrant was $131,370,053.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement, filed pursuant to Section 14(a) of the Act in connection with the registrant's 1994 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

================================================================================

                                 P A R T    I


Item 1.   Business

GENERAL

       ShowBiz Pizza Time, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

       The Company operated, as of March 18, 1994, 219 Chuck E. Cheese's Pizza(R) ("Chuck E. Cheese's") and ShowBiz Pizza(R) ("ShowBiz") restaurants (including six restaurants managed by the Company for others). In addition, as of March 18, 1994, franchisees of the Company operated 109 Chuck E. Cheese's and ShowBiz restaurants. BHC Acquisition Corporation ("BAC"), a wholly owned subsidiary of the Company, operated 27 Monterey's Tex-Mex Cafe(R) restaurants as of March 18, 1994.

CHUCK E. CHEESE'S AND SHOWBIZ RESTAURANTS

BUSINESS DEVELOPMENT

       Chuck E. Cheese's and ShowBiz restaurants offer a variety of pizza, a salad bar, and selected sandwiches and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The first ShowBiz restaurant was opened in March 1980.

       The Company and its franchisees operate in a total of 45 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's and ShowBiz restaurants within a 28-state area. See "Item 2. Properties."

       The following table sets forth certain information with respect to the Chuck E. Cheese's and ShowBiz restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                                                    1993             1992            1991
                                                                    ----             ----            ----
Average annual revenues
   per restaurant (1)                                             $1,259,000      $1,354,000     $1,297,000

Number of restaurants open at end
   of period                                                             209             176            153

Percent of total store restaurant revenues:
   Food and beverage                                                    71.6%           71.9%          72.2%
   Games                                                                25.3%           25.3%          25.2%
   Merchandise sales                                                     3.1%            2.8%           2.6%
- - -------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (139, 129, and 121 restaurants in 1993, 1992, and 1991, respectively). Fiscal year 1992 consisted of 53 weeks while each of fiscal years 1993 and 1991 consisted of 52 weeks.

       Revenues from Chuck E. Cheese's and ShowBiz restaurants owned by the Company increased by 8.1% during 1993 over 1992, due to new restaurant openings during both years.

       The revenues from Chuck E. Cheese's and ShowBiz restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

       In the fourth quarter of 1993, the Company implemented a plan to increase the number of Regional Vice Presidents from 3 to 5 while substantially increasing the number of district managers directly supervising the restaurants. The Company believes this organization structure will enhance the quality of operations by allowing field management personnel to have a narrower focus on the day to day restaurant issues and devote greater emphasis to employee development.

       Each Chuck E. Cheese's and ShowBiz restaurant generally employs a manager, one or two assistant managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work only part-time.

       The Company opened 33 and 23 new Chuck E. Cheese's restaurants in 1993 and 1992, respectively. The Company plans to open approximately 50 new Chuck
E. Cheese's restaurants during 1994 and 1995, with approximately 25 of such restaurants to be opened in 1994. The reduction on expected new store openings in 1994 compared to 1993, is intended to create a more balanced commitment of capital and human resources between new development and existing restaurants. The Company believes that capital expenditures related to its new restaurant development will be funded through internally generated cash flow.

       In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site. The Company relocated one restaurant in 1992 and two restaurants in 1993.

       To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. The Company initiated a remodel program in 1986 under which all Company-operated restaurants were remodeled by the end of 1992. In 1993, the Company committed approximately $9.3 million to the updating and upgrading of its existing restaurants. In 1994, the Company plans to make capital expenditures to its existing restaurants of approximately $14.0 million.

       During 1991 through 1993, the Company converted all Company-operated ShowBiz restaurants to Chuck E. Cheese's restaurants. The Company believes that the unification of its Chuck E. Cheese's and ShowBiz restaurants under a single trade name and utilizing identical in-store entertainment robotic animation will be beneficial to its future operations and will lead to certain marketing efficiencies. As of March 18, 1994, five franchised ShowBiz restaurants remain to be converted to Chuck E. Cheese's.

       The Company and its franchisees previously had a different set of robotic animation characters in the ShowBiz restaurants than were in the Chuck
E. Cheese's restaurants. During 1991 and 1990, the Company and its franchisees converted the robotic animation characters in all ShowBiz restaurants to be the same as in Chuck E. Cheese's restaurants.

       The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show (and other in-store entertainment) in its restaurants to be an important competitive advantage.

Restaurant Design and Entertainment

       Chuck E. Cheese's and ShowBiz restaurants are typically located in shopping centers or in free-standing buildings and are generally 8,000 to 14,000 square feet in area. Depending primarily on the demographic characteristics of a specific site, the building design of new restaurants developed by the Company range from 7,000 to 10,000 square feet in area. The Company is analyzing and testing the development of a building design of approximately 7,000 square feet in area to be utilized in market areas which are less densely populated than areas in which a typical restaurant would be located.

       The dining area of each Chuck E. Cheese's and ShowBiz restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with various animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

       Each Chuck E. Cheese's and ShowBiz restaurant typically contains a separate family-oriented playroom area offering approximately 40 coin-and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Certain games dispense tickets that can be redeemed by the guests for prizes. Also included in the playroom area is a ball-crawl or other free attraction for young children. The playroom area normally occupies approximately 40% of the restaurant's public area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased.

Food and Beverage Products

       Each Chuck E. Cheese's and ShowBiz restaurant offers varieties of pizza, a salad bar and selected sandwiches and desserts. Standard beverages are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

       The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

       The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The Company runs advertising campaigns which target families with young children and features the family entertainment experiences available at Chuck E. Cheese's and ShowBiz restaurants, and is primarily aimed at increasing the frequency of return visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese's and ShowBiz experience. The television advertising campaigns are supplemented by select radio campaigns and promotional offers in newspapers and direct mail advertisements.

Franchising

       The Company began franchising ShowBiz restaurants in October 1981 and the first franchised ShowBiz restaurant opened in June 1982. At March 18, 1994, 109 Chuck E. Cheese's and ShowBiz restaurants were operated by a total of 58 different franchisees, as compared to 110 of such restaurants at March 19, 1993. The Company sold one franchise in 1993. The sale of additional franchises within the United States is anticipated to be limited in future years due to the Company's development plans.

       The Company expects to open a franchise restaurant in Chile during the second quarter of 1994. Opportunities for further international franchise development are being reviewed by the Company.

       The Chuck E. Cheese's and ShowBiz standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 15-year renewal option. The earliest expiration dates of outstanding Chuck E. Cheese's and ShowBiz franchises are in 1997 and 2000, respectively.

       The franchise agreements governing existing franchised Chuck E. Cheese's and ShowBiz restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund (an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")) an amount equal to 0.9% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such association to further develop and improve entertainment attractions) an amount equal to 0.4% of gross sales. The Chuck E. Cheese's and ShowBiz franchise agreements also require franchisees to expend at least 3% of gross sales for local advertising. Under the Chuck E. Cheese's and ShowBiz franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.

Competition

       The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains being engaged in the pizza restaurant or entertainment business. Although there are few other restaurant chains presently utilizing the concept of combining robotic characters and restaurant operations, there are several competitors presently combining family entertainment and restaurant operations. The Company believes that it has and will continue to encounter increased competition in the future. Major national and regional chains, some of which have capital resources as great or greater than the Company, are expanding into the family restaurant/entertainment market. The Company believes that the principal competitive factors affecting Chuck E. Cheese's and ShowBiz restaurants are the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to their competitors in the restaurant or entertainment industries.

MONTEREY'S TEX-MEX CAFE  RESTAURANTS

Business Development

       Monterey's Tex-Mex Cafe restaurants, which are operated by BAC, are full service family oriented restaurants featuring a casual atmosphere and a variety of Mexican appetizers, entrees and dinners. Emphasis is placed on the service of generous portions of quality food at moderate prices. Standard beverages are also served, along with beer, wine and other alcoholic beverages where permitted by local laws.

       BAC acquired 58 Monterey House restaurants in July 1987. During late 1988 and early 1989, BAC developed the new trade name "Monterey's Tex-Mex Cafe" and developed an interior and exterior remodeling package for the purposes of upgrading the facilities of the restaurants. BAC closed 31 of its restaurants in 1989. The remaining 27 Monterey's Tex-Mex Cafe restaurants, 20 of which are located in the Houston, Texas vicinity, were subsequently remodeled in 1989.

       BAC opened one new restaurant in Mobile, Alabama in August 1992 which was subsequently sold in November 1993. BAC has not sold franchises for restaurants since it acquired the "Monterey House" concept in 1987.

       The Company has agreed to sell substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants, subject to certain conditions and contingencies including but not limited to the completion of due diligence and financing. The Company presently expects the transaction to be consummated in the second quarter of 1994.

       Revenues from the Monterey's Tex-Mex Cafe restaurants are seasonal, generally being higher in the second and third fiscal quarters as compared with the first and fourth fiscal quarters.

       The following table sets forth certain information with respect to the Monterey's Tex-Mex Cafe restaurants operated by the Company:

                                                             1993             1992            1991
                                                            ------           ------          ------
    Average annual revenues
    per restaurant (1)  . . . . . . . . . . . . .          $674,000        $  691,000       $626,000

    Number of restaurants open
    at end of period  . . . . . . . . . . . . . .                27                28             27

    Operating income    . . . . . . . . . . . . .          $652,000        $1,049,000       $640,000
    --------

(1) Fiscal year 1992 consisted of 53 weeks while each of fiscal years 1993 and 1991 consisted of 52 weeks.


       Monterey's Tex-Mex Cafe restaurants are typically located in free standing buildings, although several are in shopping centers. The restaurants are generally 3,500 to 5,000 square feet in area. Each restaurant generally employs a general manager, an assistant manager and 15 to 50 food preparation and service employees, most of whom work only part-time. General managers report to area supervisors, and area supervisors report to a director of operations.

Competition

       The restaurant industry is highly competitive, with a number of national and regional chains being engaged in the Mexican restaurant business. The Company believes that the principal competitive factors affecting Monterey's Tex-Mex Cafe restaurants are the price and relative quality of food and service and the location and relative attractiveness of the restaurants as compared with their competitors.

TRADEMARKS

       The Company and BAC own various trademarks, including "Chuck E. Cheese," "ShowBiz Pizza" and "Monterey's Tex-Mex Cafe," that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company and BAC believe that they hold the necessary rights for protection of the marks essential to the conduct of their present restaurant operations.

GOVERNMENT REGULATION

       The development and operation of Chuck E. Cheese's, ShowBiz and Monterey's Tex-Mex Cafe restaurants are subject to various federal, state and local laws and regulations, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit or license on the service of alcoholic beverages and the operation of games and rides. The Company is subject to the Fair Labor Standards Act, the Americans With Disabilities Act, and family leave mandates. A significant portion of the Company's and BAC's restaurant personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage result in higher labor costs to the Company and BAC, which may be partially offset by price increases and operational efficiencies.

       New legislation including mandated health care is currently under review. If certain legislation is passed, it could negatively impact the business community by increasing costs. The Company would attempt to minimize the impact of increased costs by operational efficiency improvements and increased menu prices as permitted within the competitive market.

WORKING CAPITAL PRACTICES

       The Company attempts to maintain only sufficient inventory of supplies in the restaurants which it operates to satisfy their current operational needs. The Company's accounts receivable consist primarily of credit card receivables, franchise royalties, management fees and advances for managed properties.

       The Company will provide funds for working capital to BAC, if necessary. BAC maintains cash accounts separate from those of the Company.

EMPLOYEES

       The number of persons employed by the Company varies seasonally, with the greatest number being employed during the summer months. On March 18, 1994, the Company had approximately 15,000 employees, including 14,000 in the operation of Chuck E. Cheese's and ShowBiz restaurants, 850 employed by BAC in the operation of Monterey's Tex-Mex Cafe restaurants and 200 employed by the Company or BAC in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

       The following table sets forth certain information regarding the Chuck
E. Cheese's restaurants operated by the Company (excluding six restaurants managed by the Company for others) and the Monterey's Tex-Mex Cafe restaurants operated by BAC as of March 18, 1994.

                                                                Number of
                                                               Restaurants
                                                   Chuck E.                 Monterey's
                                                   Cheese's/                 Tex-Mex
       State                                        ShowBiz                    Cafe
       -----                                       ---------                ----------
       Alabama                                        5                         --
       Arkansas                                       2                         --
       California                                    45                         --
       Colorado                                       5                         --
       Connecticut                                    4                         --
       Florida                                       15                         --
       Georgia                                        7                         --
       Illinois                                      14                         --
       Indiana                                        7                         --
       Kansas                                         1                         --
       Kentucky                                       1                         --
       Louisiana                                      4                         --
       Maryland                                      10                         --
       Massachusetts                                  9                         --
       Michigan                                      11                         --
       Missouri                                       7                         --
       Nevada                                         1                         --
       Nebraska                                       2                         --
       New Hampshire                                  2                         --
       New Jersey                                     7                         --
       New York                                       4                         --
       North Carolina                                 2                         --
       Ohio                                          11                         --
       Oklahoma                                      --                          4
       Pennsylvania                                   6                         --
       Tennessee                                      2                         --
       Texas                                         23                         23
       Virginia                                       3                         --
       Wisconsin                                      3                         --
                                                    ---                         --
                                                    213                         27
                                                    ===                         ==

       Of the 213 Chuck E. Cheese's and ShowBiz restaurants operated by the Company as of March 18, 1994, 199 were leased by the Company and 14 were owned by the Company. The leases of these restaurants will expire at various times from 1994 to 2008, as described in the table below.

        Year of                                 Number of                         Range of Renewal
       Expiration                              Restaurants                        Options (Years)
       ----------                              -----------                        ----------------
          1994                                      7                                None to 15
          1995                                     11                                None to 10
          1996                                     16                                None to 20
          1997                                     25                                None to 20
          1998 and thereafter                     140                                None to 20


       The leases of Chuck E. Cheese's and ShowBiz restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $22.00 per square foot, subject to periodic adjustment. Most of the restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in most instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.

       BAC owns nine of its Monterey's Tex-Mex Cafe restaurants and leases the remaining restaurants. The provisions of the leases vary, but typically include a primary term of 15 to 25 years, one or two renewal options of five years each, and annual minimum rent between approximately $3.00 and $13.00 per square foot, and require payment by BAC of repairs, insurance and real estate taxes and, in some cases, percentage rent equal to the amount by which 5% or 6% of gross revenues exceeds the minimum rent. The leases of Monterey's Tex-Mex Cafe restaurants will expire at various times from 1994 to 2005, as described in the table below.

        Year of                                 Number of                         Range of Renewal
       Expiration                              Restaurants                        Options (Years)
       ----------                              -----------                        ----------------
          1994                                      3                                None to 5
          1995                                      1                                None
          1996                                      2                                None
          1997                                      3                                None to 10
          1998 and thereafter                       9                                None to 20


Item 3.    Legal Proceedings.

       In December 1991, the Company, The Hallwood Group Incorporated, ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th District Courts of Dallas County, Texas. In April 1993, the Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constitute certain holders of warrants, options and preferred stock of Integra who seek to serve as representatives of proposed classes of other holders of such securities. The plaintiffs allege that the Company has (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets,
(ii) committed common law fraud, and (iii) breached fiduciary and other duties to the plaintiffs. As amended, this suit seeks recission of the 1988 distribution actual damages in excess of $184 million, and punitive damages in excess of $500 million. In May 1993, further action in this case was abated by order of the Court pending the resolution of disciplinary proceedings in process against the plaintiffs' counsel in a separate court action in Dallas County, Texas. The Company believes that the claims made against it in this suit are without merit and intends to vigorously defend against such claims.

       In July 1992, Integra sought protection from its creditors under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court ("Bankruptcy Court") in Denver, Colorado (the "Integra Bankruptcy"). Integra, its Bankruptcy Court-appointed Unsecured Creditors Committee, Hallwood and other parties including certain of the Company's officers and directors and the individual plaintiffs in the lawsuit discussed above, are parties to either one or both Settlement Agreements (the "Settlement Agreements") in conjunction with a modified plan of reorganization of Integra approved by the Bankruptcy Court in February 1994. One of the Settlement Agreements provides for the creation of a trust to which certain claims of Integra are to be transferred. The trust will retain the right to investigate, compromise or adjudicate the claims transferred from Integra against defendants other than the parties released under the Settlement Agreements. The Company and many of its shareholders are not parties to the Settlement Agreements.

       In April 1993, the Company, Hallwood and certain directors of the Company individually were named as defendants in a lawsuit brought in the 68th District Court of Dallas County, Texas, by a plaintiff claiming to be an unsecured creditor of Integra and seeking to serve as a representative of a class of all unsecured creditors of Integra. The plaintiff has alleged that the defendants (i) tortiously interfered with its contractual relationship with Integra, (ii) made negligent misrepresentations to the plaintiff regarding Integra and, (iii) violated Texas statutes related to the fraudulent transfer of assets. The plaintiff is seeking approximately $18 million in actual damages and $54 million in punitive damages on behalf of the individual plaintiff and unspecified damages on behalf of the class. In November 1993, the court entered an order closing the lawsuit in light of the pendency of the Integra Bankruptcy. The order states that it is without prejudice to the right of plaintiff to reopen the case.

       In June 1993, the Company was named as a nominal defendant in a shareholders' derivative action in the 68th Judicial District Court in Dallas County, Texas in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants (i) breached their fiduciary duties to stockholders, (ii) committed constructive fraud and (iii) unjustly enriched themselves as a result of alleged violations of federal securities laws and illegal insider trading between July 13, 1992 and June 11, 1993. The Company does not believe that this action will result in any significant damages to the Company.

       In July 1993, the Company was named a defendant in a lawsuit brought in the Circuit Court for Davidson County, Nashville, Tennessee by Third National Bank in Nashville, as Trustee pursuant to a municipal bond issuance of $6.4 million made in 1980, for which Integra executed a guaranty. The plaintiff has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is the legal successor to Integra. The plaintiff is seeking to recover a judgement against the Company in the full amount of its claim against Integra, which is unspecified, as well as attorneys' fees and costs. The Company believes the allegations made in this suit to be without merit and will offer a vigorous defense in this lawsuit.

       In January 1994, the Company was named a defendant in a lawsuit brought in the Supreme Court of the State of New York, County of Queens, by Big Six Towers, Inc., in its purported capacity as a Landlord to the Company with regard to a restaurant/entertainment center location in Queens County, New York which the Company had contracted to lease from the plaintiff. The plaintiff has alleged that the Company has breached the lease and is seeking total damages in excess of $4.0 million against the Company. The Company believes it validly terminated the lease in question pursuant to an agreement with the plaintiff and believes the allegations made in this suit to be without merit and therefore intends to vigorously defend this lawsuit.

       Certain other pending legal proceedings exist against the Company which the Company believes are not material in amount or have arisen in the ordinary course of its business.

Item  4.    Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                 P A R T   I I

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.

       As of March 18, 1994, there were an aggregate of 13,022,675 shares of the Company's Common Stock outstanding and approximately 5,508 stockholders of record.

       The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ and as adjusted for a three-for-two stock split in the form of a stock dividend distributed on March 20, 1992:

                                                           High            Low
                                                           ----            ---
       1992      - 1st quarter                          $ 29  1/2       $ 23
                 - 2nd quarter                            27  3/4         19 3/4
                 - 3rd quarter                            28  1/4         19 3/4
                 - 4th quarter                            34  5/8         23 3/4



       1993      - 1st quarter                            35 1/2          25 1/2
                 - 2nd quarter                            34 1/2          16
                 - 3rd quarter                            17 1/2          12 1/4
                 - 4th quarter                            15              12 1/2


       The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 31, 1993 in the amount of $1.20 per share was declared on January 11, 1994 and will be paid on March 31, 1994. The Company also may not pay any dividend or make any other distribution on its Common Stock (except in shares of Common Stock or rights to acquire capital stock of the Company) so long as any amount is outstanding under the terms of its revolving loan agreement.

       The Company has not paid any dividends on its Common Stock and has no present intention of paying cash dividends thereon in the future, and is currently restricted from paying cash dividends under the terms of its current revolving loan agreement. The Company plans to retain any earnings to finance anticipated capital expenditures, repurchase shares of its Common Stock and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.

                                                            1993         1992         1991       1990       1989
                                                          --------     --------     --------   --------   --------
                                                                      (Thousands, except per share data)
Operating results (1):
    Revenues                                              $271,998     $253,124     $208,118   $181,558   $167,443
    Costs and expenses  . . . . . . . . . . . . . . .      253,300      226,686      187,295    164,305    161,467
                                                          --------     --------     --------   --------   --------
    Operating income  . . . . . . . . . . . . . . . .       18,698       26,438       20,823     17,253      5,976
    Other income (expenses) . . . . . . . . . . . . .         (451)      (1,188)      (1,890)    (3,354)    (3,159)
                                                          --------     --------     --------   --------   --------

    Income before income taxes    . . . . . . . . . .       18,247       25,250       18,933     13,899      2,817

   Income taxes (2):
     Current expense  . . . . . . . . . . . . . . . .        1,751        1,161        1,050        678        363
     Deferred expense . . . . . . . . . . . . . . . .        4,605        8,586        6,285      4,769        712
                                                          --------     --------     --------   --------   --------
                                                             6,356        9,747        7,335      5,447      1,075
                                                          --------     --------     --------   --------   --------
   Net income . . . . . . . . . . . . . . . . . . . .     $ 11,891     $ 15,503     $ 11,598   $  8,452   $  1,742
                                                          ========     ========     ========   ========   ========

Per Share (3):
 Primary:
  Net income  . . . . . . . . . . . . . . . . . . . .     $    .86     $   1.11     $    .82   $    .61   $    .12
  Weighted average shares outstanding . . . . . . . .       13,455       13,662       13,700     13,254     12,165
 Fully diluted:
  Net income  . . . . . . . . . . . . . . . . . . . .     $    .86     $   1.11     $    .82   $    .61   $    .11
  Weighted average shares outstanding . . . . . . . .       13,464       13,713       13,728     13,367     12,711

Cash flow data:
 Cash provided by operations  . . . . . . . . . . . .     $ 44,905     $ 44,246     $ 36,097   $ 29,884   $ 20,038
 Purchases of property and equipment  . . . . . . . .       44,600       33,903       25,088     21,471     15,730

Balance sheet data:
 Total assets . . . . . . . . . . . . . . . . . . . .     $193,649     $173,217     $158,563   $146,435   $142,662
 Long-term obligations (including
  redeemable preferred stock) . . . . . . . . . . . .       29,765       16,051       20,468     25,788     36,731
 Shareholders' equity . . . . . . . . . . . . . . . .      136,647      132,167      115,500     99,973     86,957

Number of restaurants at year end:
  Chuck E. Cheese's and ShowBiz:
   Company operated . . . . . . . . . . . . . . . . .          215          182          159        144        130
   Franchise  . . . . . . . . . . . . . . . . . . . .          110          113          113        123        127
                                                          --------     --------     --------   --------   --------
                                                               325          295          272        267        257
   Monterey's Tex-Mex Cafe's  . . . . . . . . . . . .           27           28           27         27         27
                                                          --------     --------     --------   --------   --------
                                                               352          323          299        294        284
                                                          ========     ========     ========   ========   ========

- - ----------------------

(1) Fiscal year 1992 was 53 weeks in length while fiscal years 1993, 1991, 1990 and 1989 were 52 weeks in length. Certain reclassifications have been made to conform to the fiscal year 1993 presentation. See Notes to Consolidated Financial Statements elsewhere herein.

(2) During 1992, the Company adopted Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes" and retroactively restated the financial statements of prior years.

(3) Per share information has been adjusted to give effect to three-for-two splits in the form of 50% stock dividends of the Company's common stock on March 20, 1992 and March 26, 1991. No cash dividends on common stock were paid in any of the years presented.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results Of Operations.

RESULTS OF OPERATIONS

   Revenues increased 7.5% to $272.0 million in 1993 from $253.1 million in 1992. Revenue generated by the Company's Chuck E. Cheese's and ShowBiz restaurants increased by 8.1% to $253.0 million in 1993 from $234.0 million in 1992 due to the net addition of 33 Company restaurants in 1993 and 23 Company restaurants in 1992. Sales from the Company's Chuck E. Cheese's and ShowBiz restaurants which were open during all of 1993 and 1992 ("comparable store sales") declined 5.3% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined slightly to $19.0 million in 1993 from $19.1 million in 1992 primarily due to a decline in comparable store sales of .6% between the years. Fiscal years 1993 and 1992 consisted of 52 and 53 weeks, respectively.

   Operating income decreased to $18.7 million in 1993 from $26.4 million in 1992 due primarily to declines in comparable store sales and operating margins in both restaurant concepts. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

   A summary of the results of operations of the Company as a percentage of revenue for the last three fiscal years is shown below.

                                                  1993        1992         1991
                                                 ------      ------       ------
Revenue   . . . . . . . . . . . . . . . . . .    100.0%      100.0%       100.0%
                                                 -----       -----        -----
Costs and  expenses:
  Costs of sales  . . . . . . . . . . . . . .     50.5%       49.5%        49.6%
  Selling, general and administrative . . . .     15.5%       15.7%        15.8%
  Depreciation and amortization . . . . . . .      8.5%        7.6%         7.8%
  Provision for loss on
    property transactions . . . . . . . . . .      0.2%        0.3%         0.1%
  Other operating expenses  . . . . . . . . .     18.4%       16.5%        16.7%
                                                 -----       -----        -----
                                                  93.1%       89.6%        90.0%
                                                 -----       -----        -----
Operating income  . . . . . . . . . . . . . .      6.9%       10.4%        10.0%
                                                 =====       =====        =====


       Chuck E. Cheese's and ShowBiz Restaurants

       Revenues

       Revenues from the Company's Chuck E. Cheese's and ShowBiz restaurants increased by 8.1% to $253.0 million in 1993 from $234.0 million in 1992 due to sales from new restaurants opened throughout 1993 and 1992. Comparable store sales of Chuck E. Cheese's and ShowBiz restaurants which were open during all of both 1993 and 1992 declined by 5.3% between the years. Average comparable store sales decreased to approximately $1,259,000 in 1993. Menu prices were increased approximately 1.1% between the two years.

       Management believes that several factors may have contributed to the comparable store sales decline, including generally severe winter weather and a March snowstorm which caused the brief closing of numerous restaurants, ineffective advertising and the decrease in number and apparent effectiveness of restaurants remodeled during 1992 and 1993. Other factors that management believes contributed to the decline in comparable store sales include increased competition and the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Some of the factors impacting comparable store sales are believed to be negatively impacting sales volumes of newer restaurants opened since 1988. New restaurants opened from 1988 through 1992 averaged approximately $1,341,000 in sales during 1993, which is slightly in excess of the sales volume of the average Company restaurant. This compares to the prior year in which new restaurants had sales volumes significantly higher than the average Company restaurant.

       Revenues from franchise fees and royalties decreased by 11.1% from 1992 to 1993 primarily due to 52 weeks of revenue in 1993 compared to 53 weeks of revenue in 1992, a 1.0% decline in comparable franchise store sales for restaurants open all of 1993 and 1992, and a decline in the number of restaurants operated each year. During 1993, the Company purchased two franchise restaurants, one new franchise restaurant opened and two franchise restaurants closed.

       Costs and Expenses

       Costs and expenses as a percentage of revenues increased to 92.9% in 1993 from 89.1% in 1992.

       Costs of sales increased as a percentage of revenues to 49.7% in 1993 from 48.5% in 1992. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales remained constant at 18.0% in both 1993 and 1992. Labor expenses as a percentage of restaurant sales increased slightly to 29.0% in 1993 from 28.0% in 1992 primarily due to the decline in comparable store sales.

       Selling, general and administrative expenses as a percentage of revenues declined to 15.6% in 1993 from 15.9% in 1992 due primarily to a decrease in management bonus expense and other corporate overhead expenses as a percentage of revenues which was partially offset by an increase in advertising expense as a percentage of revenues.

       Depreciation and amortization expense as a percentage of revenues increased to 8.5% in 1993 from 7.6% in 1992 primarily due to the higher depreciation and amortization expense of new restaurants relative to older restaurants and the decline in comparable store sales.

       Other operating expenses increased as a percentage of revenues to 18.9% in 1993 from 16.9% in 1992 primarily due to increased rent, utility and insurance expenses as a percentage of revenues and the decline in comparable store sales.

       The Company provided for a loss on property transactions of $585,000 in 1993 compared to $654,000 in 1992 primarily due to closing three restaurants in 1993 and to the replacement of certain assets in conjunction with the remodeling of restaurants.

       Operating Income

       As a result of the changes in revenues and expenses discussed above, operating income decreased to $18.0 million in 1993 from $25.4 million in 1992.

       Monterey's Tex-Mex Cafe Restaurants

       Revenues

       Revenues decreased to $19.0 million in 1993 from $19.1 million in 1992 due primarily to a .6% decline in comparable store sales between the two years. One restaurant was opened in the third quarter of 1992 and was subsequently sold in the fourth quarter of 1993. Menu prices were increased approximately 2.0% between the periods.

       Costs and Expenses

       Costs and expenses increased as a percentage of revenues to 96.6% in 1993 from 94.5% in 1992.

       Cost of sales declined slightly to 61.3% in 1993 from 61.8% in 1992.
The cost of food and beverage items as a percentage of restaurant sales decreased slightly to 27.4% in 1993 compared to 27.7% in 1992 due primarily to lower food prices on certain items resulting from a change in food distributors in the third quarter of 1992 and the increase in menu prices implemented in the second quarter of 1993. These factors were slightly offset by a change in product ingredients which was implemented in the third quarter of 1992. Labor expenses as a percentage of restaurant sales increased slightly to 31.7% in 1993 from 31.6% in 1992 primarily as a result of the decline in comparable store sales.

       Selling, general and administrative expenses as a percentage of revenues increased to 14.1% in 1993 from 13.6% in 1992 primarily due to an increase in advertising expense and in corporate overhead expenses including an increase in research and development costs.

       Other operating expenses increased as a percentage of revenues to 12.5% in 1993 from 11.3% in 1992 primarily due to an increase in rent and utility expenses as a percentage of revenues and the decline in comparable store sales.

       The company provided for a loss on property transactions of $90,000 from the sale of one restaurant in the fourth quarter of 1993.

       Operating Income

       Operating income declined to $652,000 in 1993 from $1,049,000 in 1992 as a result of the changes in revenues and expenses discussed above.

       Consolidated Income

       Interest expense declined to $797,000 in 1993 from $1.5 million in 1992 due primarily to reductions in long-term debt of $1.8 million in the first three quarters of 1993 and $4.6 million in 1992 and reduced interest rates between the years. Income taxes were decreased approximately $971,000 in the third quarter of 1993 due to a non-recurring tax gain resulting from the increased valuation of the Company's deferred tax asset due to an increase in federal corporate income tax rates enacted in 1993. The Company's net income decreased to $11.9 million in 1993 from $15.5 million in 1992 due to the
changes in revenues and expenses as discussed above.   The Company's primary
and fully diluted earnings per share decreased to $.86 per share in 1993 from $1.11 per share in 1992.

1992 Compared to 1991

       Revenues for fiscal 1992 increased by 21.6% to $253.1 million from $208.1 million in 1991. Revenue generated by the Company's Chuck E. Cheese's and ShowBiz restaurants increased by 22.4% to $234.0 million in 1992 from $191.2 million in 1991, due primarily to the addition of 23 Company restaurants in 1992 and 15 Company restaurants in 1991, and a 3.2% increase in sales from the Company's Chuck E. Cheese's and ShowBiz restaurants which were open during all of 1992 and 1991. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants increased to $19.1 million in 1992 from $16.9 million in 1991 due primarily to a 8.4% increase in comparable store sales. Fiscal years 1992 and 1991 consisted of 53 and 52 weeks, respectively.

       Operating income increased significantly to $26.4 million in 1992 from $20.8 million in 1991 due to the increase in comparable store sales, new restaurant openings and improved operating margins in both of the Company's restaurant concepts.

Chuck E. Cheese's and ShowBiz Restaurants

       Revenues

       The 22.4% increase in revenues from the Company's Chuck E. Cheese's and ShowBiz restaurants in 1992 over 1991 resulted primarily from new restaurant openings in 1992 and 1991 and a 3.2% increase in comparable store sales over 1991 levels. Price increases were responsible for approximately one-fourth of the increase in comparable store sales. Average comparable store sales per restaurant increased to approximately $1,354,000 in 1992. The Company opened 23 new restaurants in 1992 and 14 new restaurants in 1991. These restaurants had significantly higher average sales volumes than the average Company restaurant. New restaurants opened from 1988 through 1991 averaged $1.6 million in sales during 1992.

       Other factors which contributed to the increase in revenues were the remodeling of 26 restaurants in 1992 and 41 restaurants in 1991, and the addition of new games, rides and entertainment attractions in both years.

       Revenues from franchise fees and royalties increased by 17.6% from 1991 to 1992. Franchise royalty revenue increased due to a 4.0% increase in comparable franchise store sales for restaurants open all of 1992 and 1991 and an increase in the standard royalty rate charged to franchisees from 3.4% in 1991 to 3.8% in 1992. During 1992, the Company purchased one franchise restaurant, five new franchise restaurants opened and four franchise restaurants closed.

       Costs and Expenses

       Costs and expenses as a percentage of revenues declined to 89.1% in 1992 from 89.4% in 1991.

       Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales decreased slightly to 18.0% in 1992 from 18.1% in 1991. This was offset by a slight increase in labor expenses as a percentage of restaurant sales to 28.0% in 1992 from 27.8% in 1991 primarily due to a federal minimum wage increase in April 1991.

       Selling, general and administrative expenses as a percentage of revenues declined to 15.9% in 1992 from 16.0% in 1991 due primarily to a decrease in advertising expense as a percentage of restaurant sales between the two years.

       The Company provided for a loss on property transactions of $654,000 in 1992 and $599,000 in 1991 primarily due to the replacement of certain assets resulting from the remodeling of restaurants, a reserve recorded in 1992 for the anticipated closing of one restaurant, and the replacement of signage arising from the name change from ShowBiz to Chuck E. Cheese's in connection with the unification of its Chuck E. Cheese's and ShowBiz concepts within certain markets in 1991.

       Operating Income

       As a result of the changes in revenues and expenses discussed above, operating income increased by 25.8% to $25.4 million in 1992 from $20.2 million in 1991.

       Monterey's Tex-Mex Cafe Restaurants

       Revenues

       Revenues increased to $19.1 million in 1992 from $16.9 million in 1991 due primarily to comparable store sales increases of 8.4% and the opening of one new restaurant in 1992. Price increases were responsible for approximately one-fifth of the increase in comparable store sales.

       Costs and Expenses

       Costs and expenses declined as a percentage of revenues to 94.5% in 1992 from 96.2% in 1991.

       Cost of sales increased slightly as a percentage of revenues to 61.8% in 1992 from 61.7% in 1991. The cost of food and beverage items as a percentage of restaurant sales increased slightly to 27.7% in 1992 from 27.6% in 1991 due primarily to a change in product ingredients implemented in 1992. Labor expenses as a percentage of restaurant sales increased slightly to 31.6% in 1992 from 31.5% in 1991 primarily due to a federal minimum wage increase in April 1991.

       Selling, general and administrative expenses as a percentage of revenues decreased to 13.6% in 1992 from 13.9% in 1991 primarily due to a decrease in advertising expense as a percentage of restaurant sales between the two years.

       Other operating expenses declined as a percentage of revenues to 11.3% in 1992 from 13.8% in 1991 primarily due to reduced insurance and repair costs.

       In 1991, income of $301,000 was recognized in provision for gains and losses on property transactions related to the selling of restaurants closed in 1989 for an amount greater than the reserve established in 1989.

       Operating Income

       Operating income increased to $1,049,000 in 1992 from $640,000 in 1991 due primarily to increased store sales and improved operating margins.

       Consolidated Income

       Interest expense declined to $1.5 million in 1992 from $2.2 million in 1991 due primarily to reductions in long-term debt of $4.6 million in 1992 and $5.7 million in 1991 and reduced interest rates between the two years. The Company's net income increased by 33.7% to $15.5 million in 1992 from $11.6 million in 1991 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share increased to $1.11 per share in 1992 from $.82 per share in 1991.

INFLATION

       The Company's costs of operations, including but not limited to, labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Increases in any such costs would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.

FINANCIAL  CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash provided by operations increased to $44.9 million in 1993 from $44.2 million in 1992. The Company's primary requirements for cash relate to planned capital expenditures, the repurchase of the Company's common stock and debt service.

       The Company plans to make capital expenditures of approximately $40 million in 1994 primarily related to construction of approximately 25 new Chuck
E. Cheese's restaurants and for the evolution of its games, rides and entertainment packages and continuing enhancements of the facilities at certain restaurants.

       The Company has announced that it plans to repurchase shares of the Company's common stock at an aggregate purchase price of up to $30 million. As of March 18, 1994, the Company has purchased shares of its common stock in the open market for an aggregate purchase price of approximately $21.2 million.
The Company expects that it will satisfy its stock repurchase plan, debt service and capital expenditure requirements from cash provided by operations and funds available under the revolving loan agreement.

       In December 1993, the Company amended its revolving loan agreement up to $50 million available through 1997. The Company is required to comply with certain financial ratio tests during the term of the revolving loan agreement. Primarily due to the purchase of shares of its common stock, borrowings under this agreement increased to $26 million at March 18, 1994 from $12 million at the end of 1992. The amendment to the revolving loan agreement provides the Company with greater flexibility to meet its capital requirements and repurchase shares of the Company's common stock.

       The Company believes that new restaurant development will continue to be a significant factor in its ability to generate increased revenues over the foreseeable future. If the decline in comparable store sales of the Company's Chuck E. Cheese's and ShowBiz restaurants experienced in 1993 continues to be experienced over the longer term, an adverse impact on the Company's results of operations could continue.

       The Company is implementing several strategies designed to strengthen the sales vitality of its existing unit base in what management believes will become an increasingly competitive market. The Company has appointed a new advertising agency; the Company has accelerated its commitment of capital to existing stores and completed 20 unit remodels in the last half of 1993 compared to five remodeled units in the first half of 1993; the Company has increased the number of its operational regional and district managers to provide a more concentrated focus on guest satisfaction; and the Company is limiting its 1994 new unit development to approximately 25 new stores in order to ensure that new unit growth and the sales vitality of the Company's existing unit base are both given equal priority. The Company believes that certain operating costs will increase as a result of implementing these strategies designed to strengthen existing unit sales.

       The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations.

       The Company believes it will realize substantial benefit from utilization of approximately $81 million in net operating loss carryforwards to reduce federal income tax liability. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million.

       In 1994, the Company implemented a plan to generate targeted jobs tax credits through the hiring of qualified employees. To the extent that this program is effective, the Company expects to recognize a reduction in its income tax provision.

       The Company has agreed to sell substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants, subject to certain conditions and contingencies including but not limited to the completion of due diligence and financing. The Company presently expects the transaction to be consummated in the second quarter of 1994. The expected asset purchase price consists of approximately $6.7 million in cash, a $4.7 million promissory note and a 12 1/2% equity interest in the acquiring company.

Item 8.  Financial Statements and Supplementary Data





                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                YEARS ENDED DECEMBER 31, 1993, JANUARY 1, 1993,
                             AND DECEMBER 27, 1991

                                    CONTENTS


                                                                                                  PAGE
                                                                                                  ----
Independent auditors' report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Consolidated financial statements:
   Consolidated balance sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
   Consolidated statements of earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
   Consolidated statements of shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .  24
   Consolidated statements of cash flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
   Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . .  26

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of December 31, 1993 and January 1, 1993 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years (52 or 53 weeks) in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of December 31, 1993 and January 1, 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE
Dallas, Texas
March 18, 1994

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1993 AND JANUARY 1, 1993
                        (THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS                                  DECEMBER 31,       JANUARY 1,
                                                                               1993               1993
                                                                            ------------       ----------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .  $    4,511       $    3,462
  Accounts receivable, including receivables from related parties
   of $309 and $151, respectively . . . . . . . . . . . . . . . . . . . . .       3,694            2,922
  Current portion of notes receivable, including receivables from
   related parties of $368 and $466, respectively . . . . . . . . . . . . .         521              587
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,909            2,512
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,771            2,277
 Current portion of deferred tax asset  . . . . . . . . . . . . . . . . . .       6,013            9,846
                                                                             ----------       ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      20,419           21,606
                                                                             ----------       ----------
Investments in related parties  . . . . . . . . . . . . . . . . . . . . . .         237              225
                                                                             ----------       ----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .     133,007          110,377
                                                                             ----------       ----------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,479           30,288
                                                                             ----------       ----------

Other assets:
  Notes receivable, less current portion, including receivables from
   related parties of $1,676 and $1,732, respectively   . . . . . . . . . .       2,886            2,754
  Deferred charges, less amortization   . . . . . . . . . . . . . . . . . .       4,357            4,585
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,264            3,382
                                                                             ----------       ----------
                                                                                 10,507           10,721
                                                                             ----------       ----------
                                                                             $  193,649       $  173,217
                                                                             ==========       ==========

                    LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Current portion of long-term debt, including payable to a related
    party of $1,658 in 1992   . . . . . . . . . . . . . . . . . . . . . . .  $       51       $    1,692
  Accounts payable and accrued liabilities, including payable to a
    related party of $59 in 1992  . . . . . . . . . . . . . . . . . . . . .      24,762           21,578
                                                                             ----------       ----------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .      24,813           23,270
                                                                             ----------       ----------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .      26,846           13,397
                                                                             ----------       ----------
Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,424            1,729
                                                                             ----------       ----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,120              959
                                                                             ----------       ----------
Commitments and contingencies

Redeemable preferred stock, $60 par value, redeemable for
  $2,974 in 2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,799            1,695
                                                                             ----------       ----------
Shareholders' equity:
  Common stock, $.10 par value; authorized 30,000,000 shares;
    14,282,520 and 12,965,133 shares issued, respectively   . . . . . . . .       1,428            1,297
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .     157,226          143,219
  Retaining earnings (deficit)  . . . . . . . . . . . . . . . . . . . . . .       4,677           (6,872)
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . . . .      (9,934)            (666)
  Less treasury shares of 1,045,984 and 211,789, respectively, at cost  . .     (16,750)          (4,811)
                                                                             ----------       ----------
                                                                                136,647          132,167
                                                                             ----------       ----------
                                                                             $  193,649       $  173,217
                                                                             ==========       ==========

                See notes to consolidated financial statements.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        1993       1992        1991
                                                                                      --------   --------   --------
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $197,090   $183,798   $152,134
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     70,242     64,033     51,689
Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,321      4,863      4,134
Joint venture income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        345        430        161
                                                                                      --------   --------   --------
                                                                                       271,998    253,124    208,118
                                                                                      --------   --------   --------
Costs and expenses:
 Costs of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    137,343    125,279    103,154
 Selling, general and administrative expenses, including related
   party expenses of $125, $125, and $(15), respectively  . . . . . . . . . . . . .     42,129     39,733     32,923
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .     23,058     19,249     16,143
 Provision for loss on property transactions  . . . . . . . . . . . . . . . . . . .        675        654        298
 Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,095     41,771     34,777
                                                                                      --------   --------   --------
                                                                                       253,300    226,686    187,295
                                                                                      --------   --------   --------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,698     26,438     20,823
                                                                                      --------   --------   --------
Other income (expenses):
 Interest income, including related party income of $177, $219, and $127,
  respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        346        320        271
 Interest expense, including related party expense of $99, $376, and $843,
  respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (797)    (1,508)    (2,161)
                                                                                      --------   --------   --------
                                                                                          (451)    (1,188)    (1,890)
                                                                                      --------   --------   --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,247     25,250     18,933

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,751      1,161      1,050
  Deferred expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,605      8,586      6,285
                                                                                      --------   --------   --------
                                                                                         6,356      9,747      7,335
                                                                                      --------   --------   --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,891   $ 15,503   $ 11,598
                                                                                      ========   ========   ========

Earnings per common and common equivalent share:
 Primary:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .86   $   1.11   $    .82
                                                                                      ========   ========   ========
  Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . .     13,455     13,662     13,700
                                                                                      ========   ========   ========

 Fully diluted:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .86   $   1.11   $    .82
                                                                                      ========   ========   ========
  Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . .     13,464     13,713     13,728
                                                                                      ========   ========   ========

                See notes to consolidated financial statements.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                   COMMON                                                     TREASURY
                                                   STOCK           CAPITAL IN    RETAINED    DEFERRED          STOCK
                                              ------------------    EXCESS OF    EARNINGS    COMPEN-     -----------------
                                              SHARES   PAR VALUE    PAR VALUE   (DEFICIT)    SATION      SHARES       COST
                                              ------   ---------   -----------  ---------  ----------    ------       ----
Balances, December 28, 1990 . . . . . . . . . 12,355    $ 1,236     $132,106   $(33,291)                    28     $    (78)

  Net income  . . . . . . . . . . . . . . . .                                    11,598
  Redeemable preferred stock accretion  . . .                                      (103)
  Redeemable preferred stock dividends,
    $4.80 per share . . . . . . . . . . . . .                                      (238)
  Stock options exercised . . . . . . . . . .    172         17          523
  Stock grant plan  . . . . . . . . . . . . .     13          1          466
  Tax benefit from exercise of stock options
    and stock grants  . . . . . . . . . . . .                          3,330
  Stock split costs . . . . . . . . . . . . .                            (18)
  Cancellation of fractional shares . . . . .     (2)                    (49)
                                              ------    -------     --------   --------                  -----     --------

Balances, December 27, 1991 . . . . . . . . . 12,538      1,254      136,358    (22,034)                    28          (78)

  Net income  . . . . . . . . . . . . . . . .                                    15,503
  Redeemable preferred stock accretion  . . .                                      (103)
  Redeemable preferred stock dividends,
    $4.80 per share . . . . . . . . . . . . .                                      (238)
  Stock options exercised . . . . . . . . . .    353         35        1,324
  Warrants exercised  . . . . . . . . . . . .     74          8          124
  Stock grant plan  . . . . . . . . . . . . .      2                   1,040                  $   (999)
  Tax benefit from exercise of stock options
    and stock grants  . . . . . . . . . . . .                          4,436
  Treasury stock acquired . . . . . . . . . .                                                              184       (4,733)
  Amortization of deferred compensation . . .                                                      333
  Stock split costs . . . . . . . . . . . . .                            (17)
  Cancellation of fractional shares . . . . .     (2)                    (46)
                                              ------    -------     --------   --------       --------   -----     --------

Balances, January 1, 1993 . . . . . . . . . . 12,965      1,297      143,219     (6,872)          (666)    212       (4,811)

  Net income  . . . . . . . . . . . . . . . .                                    11,891
  Redeemable preferred stock accretion  . . .                                      (104)
  Redeemable preferred stock dividends,
    $4.80 per share . . . . . . . . . . . . .                                      (238)
  Stock options exercised . . . . . . . . . .     48          5          573
  Warrants exercised  . . . . . . . . . . . .    855         85        1,435
  Stock grant plan  . . . . . . . . . . . . .    414         41       12,000                   (12,000)
  Tax expense from exercise of stock options
    and stock grants  . . . . . . . . . . . .                            (37)
  Treasury stock acquired . . . . . . . . . .                                                              834      (11,939)
  Amortization of deferred compensation . . .                                                    2,732
  Stock issued under 401(k) plan  . . . . . .      1                      36
                                              ------    -------     --------   --------       --------   -----     --------

Balances, December 31, 1993 . . . . . . . . . 14,283    $ 1,428     $157,226   $  4,677       $ (9,934)  1,046     $(16,750)
                                              ======    =======     ========   ========       ========   =====     ========

                See notes to consolidated financial statements.

                    SHOWBIZ PIZZA TIME, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993 AND DECEMBER 27, 1991
                                  (THOUSANDS)


                                                                           1993        1992          1991
                                                                          ------      ------        ------
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 11,891    $ 15,503      $11,598
  Adjustments to reconcile net income to cash provided by
    operations:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .      23,058      19,249       16,143
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .       4,605       8,586        6,285
  Provision for loss on property transactions   . . . . . . . . . . .         675         654          298
  Compensation expense under stock grant plan   . . . . . . . . . . .       2,756         418          438
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         399         756          230
  Net change in receivables, inventory, prepaids, payables and
    accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .       1,521        (920)       1,105
                                                                         --------    --------      -------
       Cash provided by operations  . . . . . . . . . . . . . . . . .      44,905      44,246       36,097
                                                                         --------    --------      -------

Investing activities:
  Purchases of property and equipment   . . . . . . . . . . . . . . .     (44,600)    (33,903)     (25,088)
  Proceeds from disposition of property and equipment   . . . . . . .         250                       23
  Payments received on notes receivable   . . . . . . . . . . . . . .         978       1,041          334
  Additions to notes receivable   . . . . . . . . . . . . . . . . . .        (724)       (928)      (2,903)
  Change in deferred charges, investments and other assets  . . . . .      (1,813)     (2,082)      (1,470)
                                                                         --------    --------      -------
       Cash used in investing activities  . . . . . . . . . . . . . .     (45,909)    (35,872)     (29,104)
                                                                         --------    --------      -------

Financing activities:
  Proceeds from line of credit  . . . . . . . . . . . . . . . . . . .      24,050      16,650        6,270
  Payments on line of credit  . . . . . . . . . . . . . . . . . . . .     (10,550)     (8,650)      (5,970)
  Reduction of debt and capital lease obligations, including payments to related parties of $1,658, $6,447 and $5,301,
     respectively . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,692)    (12,231)      (7,168)
  Redeemable preferred stock dividends  . . . . . . . . . . . . . . .        (238)       (238)        (238)
  Acquisition of treasury stock   . . . . . . . . . . . . . . . . . .     (11,939)     (4,733)
  Exercise of stock options and warrants, including exercise by a
     related party of $1,488 and $130 in 1993 and 1992, respectively.       2,098       1,491          540
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         324          80          263
                                                                         --------    --------      -------
       Cash used in financing activities  . . . . . . . . . . . . . .       2,053      (7,631)      (6,303)
                                                                         --------    --------      -------

Increase in cash and cash equivalents . . . . . . . . . . . . . . . .       1,049         743          690
Cash and cash equivalents, beginning of year  . . . . . . . . . . . .       3,462       2,719        2,029
                                                                         --------    --------      -------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . .    $  4,511    $  3,462      $ 2,719
                                                                         ========    ========      =======

                See notes to consolidated financial statements.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Operations:

              ShowBiz Pizza Time, Inc. (the "Company") operates and franchises family restaurant entertainment centers as Chuck E. Cheese's and ShowBiz restaurants, and through BHC Acquisition Corporation ("BAC"), its wholly owned subsidiary, also operates Monterey's Tex-Mex Cafe restaurants.

       Fiscal year:

              The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1993, 1992 and 1991 are for the fiscal years ended December 31, 1993, January 1, 1993 and December 27, 1991, respectively. 1992 was 53 weeks in length, while 1993 and 1991 were each 52 weeks in length.

       Basis of consolidation:

              The consolidated financial statements include the accounts of the Company and BAC. All significant intercompany accounts and transactions have been eliminated.

       Cash and cash equivalents:

              Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with remaining maturities of less than three months from the date of purchase by the Company.

       Inventories:

              Inventories of food, paper products and supplies are stated at the lower of cost or market on a first-in, first-out basis.

       Property and equipment, depreciation and amortization:

              Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets by the straight-line method.

       Deferred charges and related amortization:

              Deferred charges include noncompetition and consulting agreements which are amortized over six years. Loan costs are deferred and amortized over the term of the respective agreements. Franchise rights are amortized over the remaining life of the franchise agreements. Preopening costs are amortized over a two year period. Other deferred charges are amortized over various periods up to five years. All amortization is provided by the straight-line method.

       Franchise fees and royalties:

              The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

       Common stock:

              All share and per share amounts have been adjusted to give effect to three-for-two stock splits effected on March 20, 1992 and March 26, 1991.

       Earnings per share:

              Earnings per share are computed on the weighted average number of shares outstanding for each of the fiscal years presented.

       Reclassifications:

              Certain reclassifications of 1992 and 1991 amounts have been made to conform to the 1993 presentation.

2.     ACCOUNTS RECEIVABLE:

                                                                                         1993       1992
                                                                                        -------    -------
                                                                                           (THOUSANDS)
   Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   309    $   315
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,651      2,757
                                                                                        -------    -------
                                                                                          3,960      3,072
   Less allowance for doubtful collection   . . . . . . . . . . . . . . . . . . . . .      (266)      (150)
                                                                                        -------    -------
                                                                                        $ 3,694    $ 2,922
                                                                                        =======    =======

3.     NOTES RECEIVABLE:

              The Company's notes receivable at December 31, 1993 and January 1, 1993 arose principally as a result of the sale of restaurants, advances to franchisees, joint ventures and managed properties and lines of credit established with the International Association of ShowBiz
       Pizza Time Restaurants, Inc., a related party (Note 18).  The    notes
       have various terms, but most are payable in monthly installments of principal and interest through 1997, with interest rates ranging from prime to 13.5%. Substantially all notes are collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $320,000 at January 1, 1993. There is no allowance at December 31, 1993.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991




4.     PROPERTY  AND  EQUIPMENT:

                                                                                         1993        1992
                                                                                       --------    ---------
                                                                                            (THOUSANDS)
      Land and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   5,538    $   5,538
      Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   109,445       91,561
      Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .     9,061        9,061
      Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . . . . .    80,562       60,918
      Property leased under capital leases (Note 7) . . . . . . . . . . . . . . . . .     1,486        1,486
                                                                                      ---------    ---------
                                                                                        206,092      168,564
      Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .   (77,142)     (62,422)
                                                                                      ---------    ---------
                                                                                        128,950      106,142
      Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,057        4,235
                                                                                      ---------    ---------
                                                                                      $ 133,007    $ 110,377
                                                                                      =========    =========

5.     DEFERRED CHARGES:

                                                                                          1993         1992
                                                                                        --------     -------
                                                                                             (THOUSANDS)
       Franchise rights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,000      $ 5,000
       Preopening costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,088        3,057
       Loan costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       370        1,322
       Information system development costs . . . . . . . . . . . . . . . . . . . . .                  1,369
       Consulting contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       643          643
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       563          983
                                                                                        -------      -------
                                                                                         10,664       12,374
       Less accumulated amortization  . . . . . . . . . . . . . . . . . . . . . . . .    (6,307)      (7,789)
                                                                                        -------      -------
                                                                                        $ 4,357      $ 4,585
                                                                                        =======      =======

6.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES:

                                                                                          1993        1992
                                                                                        -------      -------
                                                                                             (THOUSANDS)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,683     $  7,691
       Salaries and wages . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,367        5,011
       Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,291        4,619
       Taxes, other than income . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,941        2,300
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,480        1,957
                                                                                       --------     --------
                                                                                       $ 24,762     $ 21,578
                                                                                       ========     ========

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991

7.     LEASES:

              The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of seven to 30 years with various renewal options.

              Following is a summary of property leased under capital leases:

                                                                                         1993         1992
                                                                                        -------      ------
                                                                                            (THOUSANDS)
       Land and buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,486     $ 1,486
       Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . .       (735)        (619)
                                                                                         -------      -------
                                                                                         $   751      $   867
                                                                                         =======      =======

              Scheduled annual maturities of the obligations for capital and operating leases as of December 31, 1993, are:

        YEARS                                                                        CAPITAL      OPERATING
       --------                                                                      -------      ---------
                                                                                           (THOUSANDS)
        1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   323     $ 26,199
        1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 325       26,377
        1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 342       25,543
        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 342       23,187
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 306       19,939
        1999-2008 (aggregate payments)  . . . . . . . . . . . . . . . . .               1,580       74,050
                                                                                      -------     --------
        Minimum future lease payments . . . . . . . . . . . . . . . . . .               3,218     $195,295
                                                                                                  ========
        Less amounts representing interest  . . . . . . . . . . . . . . .              (1,821)
                                                                                      -------
        Present value of future minimum lease payments  . . . . . . . . .               1,397

        Less current portion  . . . . . . . . . . . . . . . . . . . . . .                 (51)
                                                                                      -------
                                                                                      $ 1,346
                                                                                      =======

       Rent Expense:

              Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

              The Company's rent expense is comprised of the following:

                                                                               1993       1992        1991
                                                                              ------     ------      ------
                                                                                     (THOUSANDS)
      Minimum . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $25,305    $20,485     $17,530
      Contingent  . . . . . . . . . . . . . . . . . . . . . . . . . . .          185        525         389
                                                                             -------    -------     -------
                                                                             $25,490    $21,010     $17,919
                                                                             =======    =======     =======

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993
                     JANUARY 1, 1993, AND DECEMBER 27, 1991


8.    LONG-TERM DEBT:

                                                                                      1993          1992
                                                                                    --------      --------
                                                                                         (THOUSANDS)
   Revolving bank loan, at prime or LIBOR plus 1.0%
     due December 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 25,500      $ 12,000
   Term loans payable to related parties, at prime,
     paid December 1993 (Note 18)   . . . . . . . . . . . . . . . . . . . . . . .                    1,658
   Obligations under capital leases (Note 7)  . . . . . . . . . . . . . . . . . .      1,397         1,431
                                                                                    --------      --------
                                                                                      26,897        15,089
   Less current portion   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (51)       (1,692)
                                                                                    --------      --------
                                                                                    $ 26,846      $ 13,397
                                                                                    ========      ========

              The Company's revolving loan agreement was amended in December 1993 to provide the Company with a credit line of up to $50 million which declines to $45 million on December 31, 1995 and $40 million on December 31, 1996 and is due on December 31, 1997. Interest is provided at a rate equal to prime, 6.0% at December 31, 1993, or, at the Company's option, up to the 60 day London Interbank Offered Rate ("LIBOR"), 3.25% at December 31, 1993, plus .75% to 1.25% subject to compliance with certain financial ratio tests. A 1/5% annual commitment fee is payable on any unused credit line.

              Under the terms of the revolving loan agreement, the Company is prohibited from paying dividends on its common stock and must achieve certain profitability levels.

               In November 1992, the Company redeemed its floating rate subordinated bonds, payable at prime and due in July 1993, in the aggregate principal amount of $6,313,300. Approximately $4.8 million of the floating rate subordinated bonds were held by The Hallwood Group, Incorporated ("Hallwood"), a related party.

               In December 1993, the Company paid approximately $1.7 million in a term loan payable to Integra - A Hotel and Restaurant Company ("Integra"), a related party.

              The Company has a substantial portion of its assets pledged as collateral for the bank loan, including $3,407,000 in notes receivable and property and equipment owned with a net book value of $70,821,000.

 9.    COMMITMENTS AND CONTINGENCIES:

              The Company has guaranteed certain obligations related to restaurant building and equipment leases. The underlying assets are collateral for the leases and the makers or assignees of all of the obligations are required to perform thereunder before the Company is required to fulfill its guarantee. In the event of default by the maker or assignee, the Company, in almost all cases, may make payment under the guarantees in accordance with the original payment schedule and has the right to locate potential buyers or subtenants for the assets. As of December 31, 1993, such guarantees aggregated approximately $ 1,669,000.

10.    LITIGATION:

              The Company has been named a defendant in litigation brought by plaintiffs as individuals and as representatives of a purported class who are holders of securities issued by Integra which has sought protection from creditors under Chapter 11 of the Federal Bankruptcy Code. This suit has alleged that the Company, Integra and Hallwood violated state securities' laws, committed common law fraud and breached fiduciary duties to the plaintiffs in connection with the Integra securities acquired by the plaintiffs from 1986 through 1988 and that the 1988 Integra distribution of 90% of the common stock of the Company to holders of Integra common stock constituted a fraudulent transfer under Texas law. The plaintiffs have sought actual damages in an amount equal to the alleged loss of value of their Integra securities, recission of the Company's 1988 spin-off and punitive damages.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
            NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991

10.    LITIGATION (CONTINUED):

              In July 1992, Integra sought protection from its creditors under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court ("Bankruptcy Court") in Denver, Colorado (the "Integra Bankruptcy"). Integra, its Bankruptcy Court-appointed Unsecured Creditors Committee, Hallwood and other parties including certain of the Company's officers and directors and the individual plaintiffs in the lawsuit discussed above, are parties to either one or both Settlement Agreements (the"Settlement Agreements") in conjunction with a modified plan of reorganization of Integra approved by the Bankruptcy Court in February 1994. One of the Settlement Agreements provides for the creation of a trust to which certain claims of Integra are to be transferred. The trust will retain the right to investigate, compromise or adjudicate the claims transferred from Integra against defendants other than the parties released under the Settlement Agreements. The Company and many of its shareholders are not parties to the Settlement Agreements.

              The Company has been named a defendant in litigation brought by the trustee of a municipal bond issuance made in 1980 upon which Integra executed a guaranty. The plaintiff in this suit has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is a legal successor to Integra. The plaintiff in this action seeks to recover judgement in the full amount of its claim against Integra.

              The Company is a nominal defendant in a shareholders' derivative action in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants breached fiduciary duties to shareholders and unjustly enriched themselves as a result of alleged violations of federal securities laws. The plaintiffs in this action have sought unspecified damages.

              The Company has also been named a defendant in a suit brought by a former landlord alleging that the Company breached a restaurant lease, which the Company contends it has rightfully terminated.

              The Company presently believes that the ultimate resolution of these lawsuits will not have a material adverse impact on the Company. Certain other suits are pending against the Company which involve claims for damages which are not material and which have arisen in the ordinary course of business.


11.    REDEEMABLE PREFERRED STOCK:

              As of December 31, 1993, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 31, 1993, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
            NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991

12.    EARNINGS PER COMMON SHARE:

              Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated.

              Earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                                                1993      1992       1991
                                                                              --------  --------   --------
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 11,891  $ 15,503   $ 11,598
   Accretion of redeemable preferred stock  . . . . . . . . . . . . . . . . .     (104)     (103)      (103)
   Redeemable preferred stock dividends   . . . . . . . . . . . . . . . . . .     (238)     (238)      (238)
                                                                              --------  --------   --------
   Adjusted income applicable to common shares  . . . . . . . . . . . . . . . $ 11,549  $ 15,162   $ 11,257
                                                                              ========  ========   ========
   Primary:
    Weighted average common shares outstanding  . . . . . . . . . . . . . . .   12,816    12,666     12,448
    Common stock equivalents:
     Stock purchase warrants  . . . . . . . . . . . . . . . . . . . . . . . .      426       839        840
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      213       157        412
                                                                              --------  --------   --------
    Weighted average shares outstanding   . . . . . . . . . . . . . . . . . .   13,455    13,662     13,700
                                                                              ========  ========   ========
    Earnings per common and common equivalent share   . . . . . . . . . . . . $    .86  $   1.11   $    .82
                                                                              ========  ========   ========
   Fully Diluted:
     Weighted average common shares outstanding   . . . . . . . . . . . . . .   12,816    12,666     12,448
     Common stock equivalents:
      Stock purchase warrants   . . . . . . . . . . . . . . . . . . . . . . .      426       852        852
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      222       195        428
                                                                              --------  --------   --------
     Weighted average shares outstanding  . . . . . . . . . . . . . . . . . .   13,464    13,713     13,728
                                                                              ========  ========   ========
     Earnings per common and common equivalent share  . . . . . . . . . . . . $    .86  $   1.11   $    .82
                                                                              ========  ========   ========


13.    FRANCHISE FEES AND ROYALTIES:

              At December 31, 1993, 110 Chuck E. Cheese's and ShowBiz restaurants were operated by a total of 58 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company.

              Initial franchise fees included in revenues were $82,500, $197,000 and $112,500 in 1993, 1992 and 1991, respectively.


14.    COSTS OF SALES:

                                                                                1993      1992       1991
                                                                              --------  --------   --------
                                                                                       (THOUSANDS)
         Food, beverage and related supplies  . . . . . . . . . . . . . . . .  $ 48,435  $ 45,881   $ 38,629
         Games and merchandise  . . . . . . . . . . . . . . . . . . . . . . .    11,375    10,202      8,972
         Labor  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    77,533    69,196     55,553
                                                                               --------  --------   --------
                                                                               $137,343  $125,279   $103,154
                                                                               ========  ========   ========

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991



15.    INCOME TAXES:


              The significant components of income tax expense are as follows:

                                                                                 1993      1992      1991
                                                                               --------  --------  --------
                                                                                        (THOUSANDS)
     Current expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,751   $ 1,161    $ 1,050
     Deferred expense:
       Benefits of operating loss carryforwards   . . . . . . . . . . . . . .    6,078     4,441      3,145
       Tax benefits (expense) from exercise of stock
         options and stock grants   . . . . . . . . . . . . . . . . . . . . .      (37)    4,436      3,330
       Increase in valuation of deferred tax asset  . . . . . . . . . . . . .     (971)
       Tax credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (465)     (291)      (190)
                                                                               -------   -------    -------
                                                                               $ 6,356   $ 9,747    $ 7,335
                                                                               =======   =======    =======


              In August 1993, new federal tax legislation was enacted that increased the Company's federal tax rate to 35% effective January 1, 1993. As a result, the Company's deferred tax asset and net income were increased by approximately $971,000 and deferred tax expense decreased in the same amount.

              The Company's deferred tax asset of approximately $35.5 million at December 31, 1993 is primarly due to a $28.3 million tax effect of $81.0 million unused net operating loss carryforwards ("NOL's"), $7.0 million in tax credit carryforwards and tax effected net taxable temporary differences of $200,000 all of which the Company expects to realize in future years. No valuation allowance is required.

              As of December 31, 1993, the Company has NOL's of approximately $81.0 million for federal income tax purposes. While the Company believes that it is likely that it will realize these carryforwards, there can be no assurance that they will be available to such extent. In addition, as of December 31, 1993, the Company has investment tax credit and jobs tax credit carryforwards totaling $5,258,000 and $489,000, respectively, and alternative minimum tax credits of $1,235,000.


              A schedule of expiring NOL's and tax credits by fiscal year are as follows:

                                                                                             AMOUNT
                                                                                       --------------------
         YEARS                                                                         NOL'S     TAX CREDIT
        --------                                                                       -----     ----------
        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  1,104
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,007
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $46,000          395
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20,000          149
        2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,000           19
        2002 - 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,000           73
                                                                                      -------     --------
                                                                                      $81,000     $  5,747
                                                                                      =======     ========

       The Company's alternative minimum tax credits have no expiration date.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991

15.    INCOME TAXES (CONTINUED):

              Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 31, 1993, no limitation of such carryforwards has occurred.

              A reconciliation of the statutory rate to taxes provided is as follows:

                                                                               1993       1992        1991
                                                                               -----    --------    --------
                                                                                        (THOUSANDS)
   Statutory rate   . . . . . . . . . . . . . . . . . . . . . . . . . . .      35.0%       34.0%       34.0%
   State income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .       5.1%        4.6%        4.7%
   Increase in valuation of deferred tax asset  . . . . . . . . . . . . .      (5.3%)
                                                                               ----       -----       -----
   Income taxes provided  . . . . . . . . . . . . . . . . . . . . . . . .      34.8%       38.6%       38.7%
                                                                               ====       =====       =====

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS:


              The Company has certain financial instruments consisting primarily of cash, cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of the Company's notes receivable, notes payable and redeemable preferred stock are estimated based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.0 million. The carrying values of all other financial instruments approximate the fair values.


17.    SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                 1993      1992       1991
                                                                               --------  --------   --------
                                                                                       (THOUSANDS)
    Cash paid during the year for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  912    $1,416     $ 1,923
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,769       935       1,253

    Supplemental schedule of noncash investing and financing activities:
      Notes receivable and other assets cancelled in connection with
        the acquisition of property and equipment . . . . . . . . . . . . . .                 24       1,049
      Liabilities assumed or incurred in connection with the acquisition
        of property and equipment . . . . . . . . . . . . . . . . . . . . . .                674         675
      Notes received in connection with the disposition of property and
        equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            350

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991


18.    RELATED PARTY TRANSACTIONS:

              Hallwood is the beneficial owner of 15.3% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company and Integra.

              In 1991, the Company prepaid term loans to Hallwood of approximately $4.9 million. In February 1992, the Company prepaid $1,583,000 in a term loan payable to Hallwood which had been assigned to them by Integra. In December 1993, the Company fully repaid approximately $1.7 million in a term loan payable to Integra.

              In November 1992, the Company redeemed $4,768,300 in floating rate subordinated bonds held by Hallwood.

              The Company made annual payments to Hallwood of $125,000 for consulting services in 1993, 1992 and 1991. In addition, the Company made interest payments to Hallwood of $261,000 and $541,000 in 1992 and 1991, respectively. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building subleased to Integra with a fair value of approximately $120,000 per year.

              The Company received $140,000 for shared costs from Integra in 1991. The Company paid $99,000, $115,000 and $302,000 in interest to Integra for 1993, 1992 and 1991, respectively. The Company had a payable to Integra for interest of $59,000 at January 1, 1993.

               In 1993 and 1992, Hallwood and its affiliate exercised warrants to purchase 835,873 and 73,263 shares of common stock, respectively. The exercise price of the warrants was $1.78 per share.

               During 1993, 1992 and 1991, the Company advanced $30,000, $437,000 and $1,491,000, respectively, to joint ventures in which the Company has a 50% interest or less. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from the joint ventures of approximately $279,000 and $108,000 at December 31, 1993 and January 1, 1993, respectively.

               In September 1990, the Company entered into an agreement to grant the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association") a $2.0 million line of credit, at prime, which allowed the Association to accelerate the conversion of all robotic characters into Chuck E. Cheese's characters and to begin improvements to existing Chuck E. Cheese's characters. In December 1993, the
       Company granted the Association a $1.0 million line of credit, at prime, for advertising production. The Association was established to develop and improve entertainment attractions and produce system wide advertising. Three officers of the Association are also officers of the Company. At December 31, 1993, $1,039,000 was outstanding under these lines of credit. The Company also had a miscellaneous account receivable from the Association of $30,000 and $43,000 at December 31, 1993 and January 1, 1993, respectively.

19.    EMPLOYEE BENEFIT PLANS:

               The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company and certain of its senior officers; b) a non-statutory stock option plan and c) a stock grant plan.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991

19.    EMPLOYEE BENEFIT PLANS (CONTINUED):

               In 1993, the number of shares of the Company's common stock which may be issued under the stock option plan was increased by 250,000 shares to an aggregate of 1,348,025 shares. All shares must be granted before December 31, 1998. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be regranted under the plan.


                                                            1993           1992           1991
                                                          --------       --------       --------
   Options outstanding, beginning of year   . . . .        276,297        445,388        504,618
     Granted    . . . . . . . . . . . . . . . . . .        158,800        162,030         82,050
     Exercised  . . . . . . . . . . . . . . . . . .        (47,885)      (321,369)      (136,105)
     Terminated . . . . . . . . . . . . . . . . . .        (14,550)        (9,752)        (5,175)
                                                          --------       --------       --------
   Options outstanding, end of year
     ($2.45-$33.50 per share)   . . . . . . . . . .        372,662        276,297        445,388
                                                          ========       ========       ========

   Options:
     Exercisable  . . . . . . . . . . . . . . . . .        261,490        114,267        363,338
     Available for grant  . . . . . . . . . . . . .        357,558        251,808        154,087


              The options granted in 1993 are at exercise prices ranging from $15.75 to $33.50 per share. In January 1994, the Stock Option Committee of the Board of Directors granted 244,500 additional options at an exercise price of $13.75 per share, subject to the surrender of certain options granted in 1993.

               In 1993, the number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan was increased by 414,508 shares to an aggregate of 1,145,758 shares of the Company's common stock. An aggregate of 414,508 shares and 15,300 shares were awarded pursuant to the plan in 1993 and 1991, respectively. None were awarded in 1992. Compensation expense recognized by the Company pursuant to this plan was $2,756,000, $418,000, and $438,000, in 1993, 1992, and 1991, respectively. All shares are subject to forfeiture upon termination of the participant's employment by the Company over vesting periods ranging from 2 years to 6 years. The shares are nontransferable during the vesting periods.

              As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million and $999,000 in 1993 and 1992, respectively. The deferred compensation is amortized over the compensated periods of service through 1997.

              In January 1992, the Board of Directors accelerated the vesting provisions of 350,955 shares of common stock granted in 1989 to the Company's Chairman of the Board and Chief Executive Officer. Concurrently, 112,053 shares were surrendered to the Company to satisfy federal income tax withholding obligations. As of December 31, 1993, 116,990 shares remain in an irrevocable trust to secure his continuing obligations to the Company under his employment and consulting agreements.

              The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings of up to the lesser of 50% of employee contributions or $750 per employee. Contributions by the Company may be made in the form of its common stock or in cash. In 1993, the Company made a contribution of approximately $36,000 in common stock for the 1992 plan year. No contributions were made in 1991 or are anticipated to be made for 1993.

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 31, 1993,
                     JANUARY 1, 1993, AND DECEMBER 27, 1991

20.    SUBSEQUENT EVENT:

              The Company has agreed to sell substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants, subject to certain conditions and contingencies including but not limited to the completion of due diligence and financing. The Company presently expects the transaction to be consummated in the second quarter of 1994. If the transaction is consummated, the Company expects to realize a gain.

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

               The following summarizes the unaudited quarterly results of operations for the years ended December 31, 1993 and January 1, 1993. Certain reclassification have been made to conform to the fiscal year 1993 presentation (thousands, except per share data).


                                                                Fiscal year ended December 31, 1993
                                                           --------------------------------------------
                                                           April 2       July 2      Oct. 1     Dec. 31
                                                           -------       ------      ------     -------
   Revenues   . . . . . . . . . . . . . . . . . . .        $ 73,381     $ 64,669     $ 71,636   $ 62,312
   Gross operating profit   . . . . . . . . . . . .          38,235       31,542       35,985     28,893
   Operating income (loss)  . . . . . . . . . . . .          10,854        2,962        5,366       (484)
   Net income (loss)  . . . . . . . . . . . . . . .           6,583        1,799        3,895       (386)

   Per Share:
     Primary and fully diluted:
      Net income (loss)   . . . . . . . . . . . . .        $    .48     $    .13     $    .28   $   (.04)


                                                                Fiscal year ended January 1, 1993
                                                          --------------------------------------------
                                                          March 27      June 26     Sept. 25    Jan. 1
                                                          --------      -------     --------    ------
   Revenues   . . . . . . . . . . . . . . . . . . .       $ 64,851      $ 58,896    $ 65,810    $ 63,567
   Gross operating profit   . . . . . . . . . . . .         33,793        29,446      33,482      31,124
   Operating income   . . . . . . . . . . . . . . .          9,384         5,494       7,305       4,255
   Net income   . . . . . . . . . . . . . . . . . .          5,558         3,203       4,328       2,414

   Per Share:
     Primary and fully diluted:
      Net income  . . . . . . . . . . . . . . . . .       $    .40      $    .23    $    .31    $    .17

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas

We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 31, 1993 and January 1, 1993, and for each of the three years (52 or 53 weeks) in the period ended December 31, 1993 and have issued our report thereon dated March 18, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE
Dallas, Texas
March 18, 1994

                                                                    SCHEDULE  II
                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

- - --------------------------------------------------------------------------------------------------------------------
COLUMN  A                            COLUMN B       COLUMN C            COLUMN D                    COLUMN E
- - --------------------------------------------------------------------------------------------------------------------
                                                                                                   BALANCES AT
                                                                        DEDUCTIONS                END OF PERIOD
                                    BALANCE AT                 -------------------------      ----------------------
                                    BEGINNING                    AMOUNTS       AMOUNTS                      NOT
     NAME OF DEBTOR                 OF PERIOD      ADDITIONS    COLLECTED    WRITTEN OFF       CURRENT    CURRENT
====================================================================================================================
                                                                      (THOUSANDS)
Year ended December 31, 1993:

  International Association (A) . .   $   798       $   649        $  378                      $   30    $ 1,039
  Mid-South Venture (B)   . . . . .   $ 1,325       $   148        $  443                      $  393    $   637
  Burlingame Joint Venture (C)  . .   $   226       $   112        $   84                      $  254

Year ended January 1, 1993:

  International Association (A) . .   $   858       $    43        $  103                      $    43   $    755
  Mid-South Venture (B) . . . . . .   $ 1,211       $   415        $  301                      $   422   $    903
  Burlingame Joint Venture (C)  . .   $   280       $    22        $   76                      $   152   $     74

Year ended December 27, 1991:

  ShowBiz Pizza Place -
  Denver, Ltd.(D) . . . . . . . . .   $   661                      $  661
  Animated Entertainment
   Fund(E)  . . . . . . . . . . . .   $   400                      $  400
  International Association (A) . .                 $   858                                              $    858
  Mid-South Venture (B) . . . . . .                 $ 1,211                                    $   199   $  1,012
  Burlingame Joint Venture (C)  . .                 $   280                                    $   138   $    142


____________

  (A) Lines of credit, interest at prime, and miscellaneous accounts receivable.

  (B) Miscellaneous accounts receivable, and notes receivable due from May 1993 through July 1997, interest from 10% through 12%. All notes are secured by personal property.

  (C) Note of $215,000, interest at prime, and miscellaneous accounts receivable.

  (D) Note due July 1991, interest at 15%, payable in monthly installments of $10,536 including principal and interest, secured by deed of trust.
        The Company discharged the unpaid balance in exchange for the acquisition of the real and personal property which secured the note.

  (E) Account receivable due from Animated Entertainment Fund, settled in 1991 through the distribution of fixed assets.

                                                                     SCHEDULE IV

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
             INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT

- - --------------------------------------------------------------------------------------------------------------------
COLUMN  A                                        COLUMN B              COLUMN C      COLUMN D       COLUMN E
- - --------------------------------------------------------------------------------------------------------------------

- - -----------------------------------------------INDEBTEDNESS TO------------------------------------------------------
                                                BALANCE AT                                        BALANCE AT
                                                BEGINNING                                           END OF
        NAME OF PERSON                          OF PERIOD             ADDITIONS     DEDUCTIONS      PERIOD
====================================================================================================================
                                                                            (THOUSANDS)
Integra (A):

  Year ended December 31, 1993  . . . . . . .      $ 1,658                           $ 1,658
  Year ended January 1, 1993  . . . . . . . .      $ 3,337                           $ 1,679         $ 1,658
  Year ended December 27, 1991  . . . . . . .      $ 3,589                           $   252         $ 3,337

Hallwood (B):

  Year ended January 1, 1993  . . . . . . . .      $ 4,666                           $ 4,666
  Year ended December 27, 1991  . . . . . . .      $ 9,639                           $ 4,973         $ 4,666

__________________________

       (A) This table presents net changes in the amount owed on the notes payable to Integra for each of the three periods. The deductions resulted from scheduled payments and prepayments.

       (B) Floating rate subordinated bonds due July 1993, interest payable annually at the prime rate established by the First National Bank of Boston, less discount for warrants issued in connection with the Bonds which were redeemed in November 1992.

                                                                     SCHEDULE  V
                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                             PROPERTY AND EQUIPMENT


- - ------------------------------------------------------------------------------------------------------------------
                       COLUMN A                    COLUMN B    COLUMN C   COLUMN D     COLUMN E       COLUMN F
- - ------------------------------------------------------------------------------------------------------------------
                                                  BALANCE AT                             OTHER        BALANCE AT
                                                  BEGINNING   ADDITIONS                 CHANGES -       END OF
             DESCRIPTION                          OF PERIOD    AT COST  RETIREMENTS   ADD(DEDUCT)(B)   PERIOD
==================================================================================================================
                                                                        (THOUSANDS)
Year ended December 31, 1993:

   Land and improvements  . . . . . . . . .     $  5,538                                                  $  5,538
   Leasehold improvements . . . . . . . . .       91,561       $  1,992   $    1,469      $ 17,361         109,445
   Buildings and improvements . . . . . . .        9,061                                                     9,061
   Furniture, fixtures and equipment  . . .       60,918            821        1,368        20,191          80,562
                                                --------       --------   ----------      --------        --------
                                                 167,078          2,813        2,837        37,552         204,606
   Property under capital leases(A):  . . .        1,486                                                     1,486
                                                --------       --------   ----------      --------        --------
                                                 168,564          2,813        2,837        37,552         206,092
   Construction in progress . . . . . . . .        4,235         41,787          136       (41,829)          4,057
                                                --------       --------   ----------      --------        --------
                                                $172,799       $ 44,600   $    2,973      $ (4,277)       $210,149
                                                ========       ========   ==========      ========        ========

Year ended January 1, 1993:

   Land and improvements  . . . . . . . . .     $  4,929                                  $    609        $  5,538
   Leasehold improvements . . . . . . . . .       79,418       $  1,615   $    1,431        11,959          91,561
   Buildings and improvements . . . . . . .        8,493                                       568           9,061
   Furniture, fixtures and equipment  . . .       46,335            996          430        14,017          60,918
                                                --------       --------   ----------      --------        --------
                                                 139,175          2,611        1,861        27,153         167,078
   Property under capital leases(A):  . . .        1,486                                                     1,486
                                                --------       --------   ----------      --------        --------
                                                 140,661          2,611        1,861        27,153         168,564
   Construction in progress . . . . . . . .        1,352         31,942          113       (28,946)          4,235
                                                --------       --------   ----------      --------        --------
                                                $142,013       $ 34,553   $    1,974      $ (1,793)       $172,799
                                                ========       ========   ==========      ========        ========

Year ended December 27, 1991:

   Land and improvements  . . . . . . . . .     $  4,310                  $       23      $    642        $  4,929
   Leasehold improvements . . . . . . . . .       67,582       $    982          845        11,699          79,418
   Buildings and improvements . . . . . . .        7,719                                       774           8,493
   Furniture, fixtures and equipment  . . .       48,259          1,213          354        (2,783)         46,335
                                                --------       --------   ----------      --------        --------
                                                 127,870          2,195        1,222        10,332         139,175
   Property under capital leases(A):  . . .        1,895                                      (409)          1,486
                                                --------       --------   ----------      --------        --------
                                                 129,765          2,195        1,222         9,923         140,661
   Construction in progress . . . . . . . .        1,194         23,942           48       (23,736)          1,352
                                                --------       --------   ----------      --------        --------
                                                $130,959       $ 26,137   $    1,270      $(13,813)       $142,013
- - -------------------------                       ========       ========   ==========      ========        ========

       (A) Leased property consists of land, buildings and equipment. Cost is computed at the net present value of minimum rental payments or fair market value, whichever is less.

       (B) This column includes the reclassification of assets between categories and the write-off of fully depreciated assets. There is no change to the estimated useful life of the assets as a result of the reclassification.

       (C) Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets on the straight-line method. Estimated useful lives (in years) of depreciable property are:

    Land improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
    Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5-20
    Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7-25
    Furniture, fixtures and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2-10
    Property leased under capital leases  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3-25

                                                                    SCHEDULE  VI

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                         ACCUMULATED DEPRECIATION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT

- - ---------------------------------------------------------------------------------------------------------------------------------
                   COLUMN A                         COLUMN B       COLUMN C     COLUMN D         COLUMN E          COLUMN F
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                                   CHARGED
                                                   BALANCE AT      TO COST                        OTHER          BALANCE AT
                                                    BEGINNING        AND                         CHANGES--         END OF
         DESCRIPTION                                OF PERIOD      EXPENSE     RETIREMENTS     ADD(DEDUCT)(A)      PERIOD
=================================================================================================================================
                                                                       (THOUSANDS)
Year ended December 31, 1993:

   Leasehold improvements . . . . . . . . .       $  36,528        $ 11,630      $   1,025        $  (2,179)       $ 44,954
   Buildings and improvements . . . . . . .           1,297             369                                           1,666
   Furniture, fixtures and equipment  . . .          23,960           8,829            933           (2,091)         29,765
   Land improvements  . . . . . . . . . . .              18               4                                              22
                                                  ---------        --------      ---------        ---------        --------
                                                     61,803          20,832          1,958           (4,270)         76,407
   Property under capital leases  . . . . .             619             116                                             735
                                                  ---------        --------      ---------        ---------        --------
                                                  $  62,422        $ 20,948      $   1,958        $  (4,270)       $ 77,142
                                                  =========        ========      =========        =========        ========

Year ended January 1, 1993:

   Leasehold improvements . . . . . . . . .       $  27,982        $ 10,249      $   1,021        $    (682)       $ 36,528
   Buildings and improvements . . . . . . .             950             347                                           1,297
   Furniture, fixtures and equipment  . . .          18,590           6,749            281           (1,098)         23,960
   Land improvements  . . . . . . . . . . .              14               4                                              18
                                                  ---------        --------      ---------        ---------        --------
                                                     47,536          17,349          1,302           (1,780)         61,803
   Property under capital leases  . . . . .             503             116                                             619
                                                  ---------        --------      ---------        ---------        --------
                                                  $  48,039        $ 17,465      $   1,302        $  (1,780)       $ 62,422
                                                  =========        ========      =========        =========        ========
Year ended December 27, 1991:

   Leasehold improvements . . . . . . . . .       $  20,428        $  9,182      $     346        $  (1,282)       $ 27,982
   Buildings and improvements . . . . . . .             629             321                                             950
   Furniture, fixtures and equipment  . . .          25,994           4,948            261          (12,091)         18,590
   Land improvements  . . . . . . . . . . .              12               2                                              14
                                                  ---------        --------      ---------        ---------        --------
                                                     47,063          14,453            607          (13,373)         47,536
   Property under capital leases  . . . . .             728             160                            (385)            503
                                                  ---------        --------      ---------        ---------        --------
                                                  $  47,791        $ 14,613      $     607        $ (13,758)       $ 48,039
                                                  =========        ========      =========        =========        ========


______________________________

       (A) This column includes the reclassification of assets between categories and the write-off of fully depreciated assets. There is no change to the estimated useful life of the assets as a result of the reclassification.

                                                                 SCHEDULE   VIII

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- - ----------------------------------------------------------------------------------------------------------
      COLUMN A                                     COLUMN B     COLUMN C       COLUMN D       COLUMN E
- - ----------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                                CHARGED
                                                  BALANCE AT    TO COSTS                     BALANCE AT
                                                 BEGINNING OF     AND                          END OF
   DESCRIPTION                                     OF PERIOD    EXPENSES      DEDUCTIONS       PERIOD
==========================================================================================================
                                                                          (THOUSANDS)
Allowance for doubtful accounts:
      Years ended:

      December 31, 1993   . . . . . . .              $    150     $    116                      $    266
                                                     ========     ========                      ========
      January 1, 1993   . . . . . . . .              $    234                   $      84 (A)   $    150
                                                     ========                   =========       ========
      December 27, 1991   . . . . . . .              $    317                   $      83 (A)   $    234
                                                     ========                   =========       ========

Accumulated amortization -- deferred
 charges:
      Years ended:

      December 31, 1993   . . . . . . .              $  7,789     $   2,110     $   3,592 (B)   $  6,307
                                                     ========     =========     =========       ========
      January 1, 1993   . . . . . . . .              $  6,424     $   1,784     $     419 (B)   $  7,789
                                                     ========     =========     =========       ========
      December 27, 1991   . . . . . . .              $  4,838     $   1,530     $     (56)(B)   $  6,424
                                                     ========     =========     =========       ========

Reserve for uncollectible notes
 receivable:
      Years ended:

      December 31, 1993   . . . . . . .              $    320                   $     320 (C)
                                                     ========                   =========
      January 1, 1993   . . . . . . . .              $    320                                   $    320
                                                     ========                                   ========
      December 27, 1991   . . . . . . .              $    352                   $      32 (C)   $    320
                                                     ========                   =========       ========


________________


       (A)    Settlement of previously reserved accounts.

       (B)    Write-off of deferred charges.

       (C)    Adjustment to notes receivable reserve.

                                                                      SCHEDULE X

                    SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION





                               COLUMN A                                               COLUMN B
- - -------------------------------------------------------------------------------------------------------------------
                                                                            CHARGED TO COSTS AND EXPENSES
                                                                                    FISCAL YEARS
- - -------------------------------------------------------------------------------------------------------------------
                                ITEM                                   1993             1992          1991
===================================================================================================================
                                                                                    (THOUSANDS)
Maintenance and repairs . . . . . . . . . . . . . . . . . . . . .     $ 6,990         $ 6,280       $ 5,268
                                                                      =======         =======       =======
Amortization of deferred charges  . . . . . . . . . . . . . . . .     $ 2,110         $ 1,784       $ 1,530
                                                                      =======         =======       =======
Taxes, other than payroll and income taxes:
   Real estate and personal property taxes  . . . . . . . . . . .     $ 3,746         $ 3,225       $ 2,650
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5)            (21)           (6)
                                                                      -------         -------       -------
                                                                      $ 3,741         $ 3,204       $ 2,644
                                                                      =======         =======       =======
Advertising costs . . . . . . . . . . . . . . . . . . . . . . . .     $13,265         $11,666       $10,654
                                                                      =======         =======       =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant.

       The information required by this Item regarding the directors and executive officers of the Company is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1994 annual meeting of stockholders, under the captions "Election of Directors," "Executive Officers" and "Business History of Directors and Executive Officers," and is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

       The information required by this Item regarding the directors and executive officers of the Company is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1994 annual meeting of stockholders, under the captions "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Non-Statutory Stock Option Plan," "Stock Grant Plan," "Compensation of Directors," "Compensation Committee and Board of Directors Interlocks and Insider Participation," "Richard M. Frank Employment Agreement," "Compensation Committee and Board of Directors Report on Executive Compensation" and "Stock Performance Graph," and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1994 annual meeting of stockholders, under the captions "Principal Holders of Capital Stock," "Executive Officers" and "Business History of Directors and Executive Officers," and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions.

       The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1994 annual meeting of stockholders, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference thereto.

                                 P A R T   I V

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (A)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

              (1)    Financial Statements and Supplementary Data:

                     Independent auditors' report.
                     ShowBiz Pizza Time, Inc. and Subsidiary consolidated
                            financial statements: Consolidated balance sheets as of December 31, 1993 and January 1, 1993. Consolidated statements of earnings for the years ended December 31, 1993, January 1, 1993, and December 27, 1991. Consolidated statements of shareholders' equity for the years ended December 31, 1993, January 1, 1993, and December 27, 1991.
                            Consolidated statements of cash flows for the years ended December 31, 1993, January 1, 1993, and December 27, 1991. Notes to consolidated financial statements.

              (2)    Financial Statement Schedules:

                     ShowBiz Pizza Time, Inc. and Subsidiary

                                   Independent auditors' report.
                     II     ---    Amounts receivable from related parties and
                                     underwriters, promoters and employees
                                     other than related parties.
                     IV     ---    Indebtedness of and to related parties --
                                     not current.
                      V     ---    Property and equipment.
                     VI     ---    Accumulated depreciation and amortization of
                                     property and equipment.
                     VIII   ---    Valuation and qualifying accounts and
                                     reserves.
                      X     ---    Supplementary income statement information.

(3)  Exhibits:

  Number                     Description
  ------                     -----------
  3(a)        ---  Restated Articles of Incorporation of the Company, as
                   amended to date. (Filed as Exhibit 3(a) to the Company's
                   Annual Report on Form 10-K for the year ended January 1,
                   1993 and incorporated herein by reference).

  3(b)        ---  Bylaws of the Company, as amended to date (filed as Exhibit
                   3(b) to the Company's Annual Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

  4(a)        ---  Specimen form of certificate representing $.10 par value
                   Common Stock (filed as Exhibit 4(a) to the Company's Annual
                   Report on Form 10-K for the year ended December 28, 1990 and incorporated herein by reference).

  4(b)        ---  Specimen form of certificate representing $60 par value
                   Class A Preferred Stock (filed as Exhibit 4(b) to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 28, 1990 and incorporated herein by reference).

  4(c)        ---  Fourth Amended and Restated Revolving Credit Note in the
                   stated amount of $50,000,000 dated December 15, 1993 from the Company to the First National Bank of Boston.

  10(a)(1)    ---  Amended and Restated Employment Agreement dated April 14,
                   1993 between the Company and Richard M. Frank (filed as
                   Exhibit 10(a)(8) to the Company's Quarterly Report on Form
                   10-Q for the quarter ended April 2, 1993 and incorporated herein by reference).

  10(a)(2)    ---  Consulting Agreement dated January 5, 1989 between the
                   Company and Richard M. Frank (filed as Exhibit 10(a)(5) to the Company's Annual Report on Form 10-K for the year ended
                   December 27, 1991 and incorporated herein by reference).

  10(a)(3)    ---  Amendment to Consulting Agreement dated January 29, 1992, amending the Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit
                   10(a)(6) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991 and incorporated herein by reference).

  10(a)(4)    ---  Stock Grant Trust Agreement dated January 29, 1992 among the
                   Company, Richard M. Frank, Ronald F. Saupe and Kevin J.
                   Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual
                   Report on Form 10-K for the year ended December 27, 1991 and incorporated herein by reference).

  10(b)       ---  Employment Agreement dated January 4, 1994 between the
                   Company and Michael H. Magusiak.

  10(c)(1)    ---  Non-Statutory Stock Option Plan of the Company, as amended.

  10(c)(2)    ---  Specimen form of Contract under the Non-Statutory Stock
                   Option Plan of the Company (filed as Exhibit 10(c)(2) for the year ended December 30, 1988 and incorporated herein by reference).

  10(d)(1)    ---  Stock Grant Plan of the Company, as amended.

  10(d)(2)    ---  Specimen form of Certificate of Participation to certain participants under the Stock Grant Plan of the Company
                   (filed as Exhibit 10(e)(3) to Company's Annual Report on
                   Form 10-K for the year ended December 29, 1989 and incorporated herein by reference).

  10(e)(1)    ---  Specimen current form of the Company's Franchise Agreement
                   (filed as Exhibit 10(d)(1) to the Company's Annual Report on
                   Form 10-K for the year ended December 27, 1991 and herein by reference).

  10(e)(2)    ---  Specimen current form of the Company's Development Agreement
                   (filed as Exhibit 10(d)(2) to the Company's Annual Report on
                   Form 10-K for the year ended December 27, 1991 and herein by reference).

  10(f)(1)    ---  Second Restated Revolving Credit Agreement dated November
                   19, 1992 between The First National Bank of Boston and the
                   Company (filed as Exhibit 10(e)(1) to the Company's Annual
                   Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

  10(f)(2)    ---  First Amendment to Second Amended and Restated Revolving
                   Credit Agreement dated December 15, 1993 between the First
                   National Bank of Boston and the Company.

  10(f)(3)    ---  Second Amended and Restated ShowBiz Security Agreement dated
                   November 19, 1992 between The First National Bank of Boston and the Company (filed as Exhibit 10(e)(2) to the Company's
                   Annual Report on Form 10-K for the year ended January 1,
                   1993 and incorporated herein by reference).

  10(f)(4)    ---  Second Amended an Restated Monterey Security Agreement dated
                   November 19, 1992 between the First National Bank of Boston and BHC Acquisition Corporation ("BAC") (filed as Exhibit
                   10(e)(3) to the Company's Annual Report on Form 10-K for
                   the year ended January 1, 1993 and incorporated herein by
                   reference).
  10(f)(5)    ---  Second Amended and Restated Guaranty Agreement dated
                   November 19, 1992 between The First National Bank of Boston and BAC (filed as Exhibit 10(e)(4) to the Company's Annual
                   Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

  10(f)(6)    ---  Second Amended and Restated Stock Pledge Agreement dated
                   November 19, 1992 between The First National Bank of Boston and the Company (filed as Exhibit 10(e)(5) to the Company's
                   Annual Report on Form 10-K for the year ended January 1,
                   1993 and incorporated herein by reference).

  10(g)       ---  Financial and Management Consulting Services Agreement
                   between the Company and The Hallwood Group Incorporated
                   (filed as Exhibit 10(i) to the Company's Annual Report on
                   Form 10-K for the year ended December 30, 1988 and incorporated herein by reference).

  10(h)       ---  Second Amended and Restated Line of Credit Agreement dated
                   December 31, 1993 between the Company and International
                   Association of ShowBiz Pizza Time Restaurants, Inc.

  10(i)       ---  Stock Purchase and Registration Agreement dated as of May 5,
                   1992 among the Company, The Hallwood Group Incorporated and certain shareholders of the Company (filed as Exhibit 28 to the Company's Registration Statement on Form S-3 (No.
                   33-48307) and incorporated herein by reference).

  22          ---  List of subsidiaries.
  24          ---  Independent Auditors' Consent.

________________

   (B)   REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed in the fourth quarter of 1993.

   (C)   EXHIBITS PURSUANT TO ITEM 601 OF REGULATION S-K:

         Pursuant to Item 601(b)(4) of Regulation S-K, there have been excluded from the exhibits filed pursuant to this report instruments defining the rights of holders of long-term debt of the Company where the total amount of the securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

   (D) FINANCIAL STATEMENTS EXCLUDED FROM THE ANNUAL REPORT TO SHAREHOLDERS BY RULE 14A-3(B):

         No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a-3(b).

                                 SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: March 30, 1994                   SHOWBIZ PIZZA TIME, INC.



                                        By: /s/  RICHARD M. FRANK
                                            Richard M. Frank
                                            Chairman of the Board and
                                            Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


      Signature                                    Title                             Date
      ---------                                    -----                             ----
     /s/  RICHARD M. FRANK                         Chairman of the Board,          March 30, 1994
     Richard M. Frank                              Chief Executive Officer,
                                                   and Director (Principal
                                                   Executive Officer)

     /s/ MICHAEL H. MAGUSIAK                       Executive Vice President,       March 30, 1994
     Michael H. Magusiak                           Treasurer, and Director
                                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)


     /s/  CHARLES A. CROCCO, JR.                   Director                        March 30, 1994
     Charles A. Crocco, Jr.


     /s/  ANTHONY J. GUMBINER                      Director                        March 30, 1994
     Anthony J. Gumbiner


     /s/  ROBERT L. LYNCH                          Director                        March 30, 1994
     Robert L. Lynch


     /s/  J. THOMAS TALBOT                         Director                        March 30, 1994
     J. Thomas Talbot


     /s/  BRIAN M. TROUP                           Director                        March 30, 1994
     Brian M. Troup

                                 EXHIBIT INDEX




EXHIBIT NO.                       DESCRIPTION                                              PAGE NO.
- - -----------                       -----------                                              --------

   3(a)         ---   Restated Articles of Incorporation of the Company,  . . . . . . . . . .  50
                      as amended to date.

   3(b)         ---   Bylaws of the Company, as amended to date . . . . . . . . . . . . . . .  99

   4(e)         ---   Third Amended and Restated Revolving Credit Note in the amount  . . . . 116 of $25,000,000 dated November 19, 1992 from the Company to The
                      First National Bank of Boston.

  10(e)(1)      --    Second Amended and Restated Revolving Credit Agreement dated  . . . . . 120
                      November 19, 1992 between The First National Bank of Boston and the Company.

  10(e)(2)      ---   Second Amended and Restated ShowBiz Security Agreement. . . . . . . . . 184
                      dated November 19, 1992 between The First National Bank
                      of Boston and the Company.

  10(e)(3)      ---   Second Amended and Restated Monterey Security Agreement . . . . . . . . 199
                      dated November 19, 1992 between The First National Bank
                      of Boston and BHC Acquisition Corporation ("BAC").

  10(e)(4)      ---   Second Amended and Restated Guaranty Agreement dated  . . . . . . . . . 214
                      November 19, 1992 between The First National Bank of
                      Boston and BAC.

  10(e)(5)      ---   Second Amended and Restated Stock Pledge Agreement dated  . . . . . . . 224
                      November 19, 1992 between The First National Bank of Boston and the Company.

  22            ---   List of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . 238

  24            ---   Independent Auditors' Consent.  . . . . . . . . . . . . . . . . . . . . 240



================================================================================
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

        (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 1994.

        ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                         Commission File Number 0-15782


                            SHOWBIZ PIZZA TIME, INC.
             (Exact name of registrant as specified in its charter)

                   Kansas                                  48-0905805
       (State or other jurisdiction of                  (I.R. S. Employer
       incorporation or organization)                  Identification No.)


                                P.O. Box 152077
                           4441 West Airport Freeway
                              Irving, Texas  75015
                    (Address of principal executive offices,
                              including zip code)

                                 (214) 258-8507
                        (Registrant's telephone number,
                              including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (x)    No ( )

        At July 1, 1994, an aggregate of 12,264,001 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

- - --------------------------------------------------------------------------------
================================================================================

                      This Page Intentionally Left Blank

                      PART  I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY:


                                                                                                   PAGE
                                                                                                   ----
Consolidated balance sheets as of July 1, 1994 (unaudited)
  and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Consolidated statements of earnings for the three months ended July 1, 1994
  and July 2, 1993 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Consolidated statements of earnings for the six months ended July 1, 1994
  and July 2, 1993 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

Consolidated statement of shareholders' equity for the six months ended
  July 1, 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Consolidated statements of cash flows for the six months ended July 1, 1994
  and July 2, 1993 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      JULY 1, 1994 AND DECEMBER 31, 1993
                        (THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS

                                                                               JULY 1,         DECEMBER 31,
                                                                                1994              1993
                                                                               -------         ------------
                                                                             (unaudited)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .   $   3,598         $   4,511
  Accounts receivable, including receivables from related parties
      of $400 and $309, respectively  . . . . . . . . . . . . . . . . . . .       3,883             3,694
  Current portion of notes receivable, including receivables from
      related parties of $326 and $368, respectively  . . . . . . . . . . .         459               521
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,115             2,909
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,611             2,771
  Current portion of deferred tax asset   . . . . . . . . . . . . . . . . .       5,276             6,013
                                                                              ---------         ---------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .      18,942            20,419
                                                                              ---------         ---------
Investments in related parties  . . . . . . . . . . . . . . . . . . . . . .         689               237
                                                                              ---------         ---------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .     128,753           133,007
                                                                              ---------         ---------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,463            29,479
                                                                              ---------         ---------
Other assets:
  Notes receivable, less current portion, including receivables from
      related parties of $6,859 and $1,676, respectively  . . . . . . . . .       7,231             2,886
  Deferred charges, less amortization   . . . . . . . . . . . . . . . . . .       3,693             4,357
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,942             3,264
                                                                              ---------         ---------
                                                                                 14,866            10,507
                                                                              ---------         ---------
                                                                              $ 190,713         $ 193,649
                                                                              =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . .   $      53         $      51
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .      25,614            24,762
                                                                              ---------         ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      25,667            24,813
                                                                              ---------         ---------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .      30,230            26,846
                                                                              ---------         ---------
Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,753             2,424
                                                                              ---------         ---------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,358             1,120
                                                                              ---------         ---------
Redeemable preferred stock, $60 par value, redeemable for $2,976 in 2005  .       1,850             1,799
                                                                              ---------         ---------
Shareholders' equity:
  Common stock, $.10 par value; authorized 30,000,000 shares; 14,336,785
        and 14,282,520 shares issued, respectively  . . . . . . . . . . . .       1,434             1,428
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .     157,071           157,226
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,180             4,677
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . . . .      (8,567)           (9,934)
  Less treasury shares of 2,072,784 and 1,045,984 respectively, at cost   .     (30,263)          (16,750)
                                                                              ---------         ---------
                                                                                128,855           136,647
                                                                              ---------         ---------
                                                                              $ 190,713         $ 193,649
                                                                              =========         =========

                See notes to consolidated financial statements.

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS      THREE MONTHS
                                                                             ENDED             ENDED
                                                                         JULY 1, 1994      JULY 2, 1993
                                                                        --------------    --------------
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . .     $  45,421         $   46,735
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . .        17,487             16,849
Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . .         1,087              1,026
Joint venture income  . . . . . . . . . . . . . . . . . . . . . . . .            24                 59
                                                                          ---------         ----------
                                                                             64,019             64,669
                                                                          ---------         ----------

Costs and expenses:
  Costs of sales  . . . . . . . . . . . . . . . . . . . . . . . . . .        33,161             33,127
  Selling, general and administrative expenses, including related
      party expenses of $32 in both periods . . . . . . . . . . . . .        12,225             10,488
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .         6,148              5,767
  (Gain) loss on property transactions  . . . . . . . . . . . . . . .        (3,504)               114
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . .        13,460             12,211
                                                                          ---------         ----------
                                                                             61,490             61,707
                                                                          ---------         ----------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,529              2,962
                                                                          ---------         ----------

Other income (expenses):
  Interest income, including related party income of $130 and $45,
     respectively   . . . . . . . . . . . . . . . . . . . . . . . . .           156                 74
  Interest expense, including related party expense of $23
     in 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (430)              (169)
                                                                          ---------         ----------
                                                                               (274)               (95)
                                                                          ---------         ----------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . .         2,255              2,867
                                                                          ---------         ----------

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . .           198                216
  Deferred expense  . . . . . . . . . . . . . . . . . . . . . . . . .           809                852
                                                                          ---------         ----------
                                                                              1,007              1,068
                                                                          ---------         ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,248         $    1,799
                                                                          =========         ==========

Earnings per common and common equivalent share:
 Primary:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .10         $      .13
                                                                          =========         ==========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        11,989             13,664
                                                                          =========         ==========

 Fully diluted:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .10         $      .13
                                                                          =========         ==========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        11,989             13,666
                                                                          =========         ==========

                See notes to consolidated financial statements.

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         SIX MONTHS            SIX MONTHS
                                                                           ENDED                 ENDED
                                                                        JULY 1, 1994          JULY 2, 1993
                                                                       --------------        --------------
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . .     $ 100,567          $   99,525
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . .        37,391              36,020
Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . .         2,320               2,291
Joint venture income  . . . . . . . . . . . . . . . . . . . . . . . .           111                 214
                                                                          ---------          ----------
                                                                            140,389             138,050
                                                                          ---------          ----------

Costs and expenses:
  Costs of sales  . . . . . . . . . . . . . . . . . . . . . . . . . .        71,154              68,273
  Selling, general and administrative expenses, including related
      party expenses of $63 in both periods . . . . . . . . . . . . .        24,315              21,105
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .        12,432              11,171
  (Gain) loss on property transactions    . . . . . . . . . . . . . .        (3,494)                115
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . .        27,709              23,570
                                                                          ---------          ----------
                                                                            132,116             124,234
                                                                          ---------          ----------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .         8,273              13,816
                                                                          ---------          ----------

Other income (expenses):
  Interest income, including related party income of $177 and $95,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . . .           255                 140
  Interest expense, including related party expense of $47
      in 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (792)               (348)
                                                                          ---------          ----------
                                                                               (537)               (208)
                                                                          ---------          ----------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . .         7,736              13,608
                                                                          ---------          ----------

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . .           696                 967
  Deferred expense  . . . . . . . . . . . . . . . . . . . . . . . . .         2,367               4,259
                                                                          ---------          ----------
                                                                              3,063               5,226
                                                                          ---------          ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   4,673          $    8,382
                                                                          =========          ==========

Earnings per common and common equivalent share:
 Primary:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .37          $      .60
                                                                          =========          ==========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        12,280              13,668
                                                                          =========          ==========

 Fully diluted:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .37          $      .60
                                                                          =========          ==========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        12,280              13,674
                                                                          =========          ==========

                See notes to consolidated financial statements.

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Common                                                 Treasury
                                                     Stock          Capital in               Deferred         Stock
                                               ------------------    Excess of   Retained     Compen-     ---------------
                                                Shares  Par Value    Par Value   Earnings     sation      Shares    Cost
                                               -------- ---------    ---------   --------   -----------   ------   ------
Balances, December 31, 1993 . . . . . . .       14,283    $ 1,428   $ 157,226     $  4,677   $ (9,934)    1,046   $(16,750)
  Net income  . . . . . . . . . . . . . .                                            4,673
  Redeemable preferred stock accretion                                                 (51)
  Redeemable preferred stock dividends,
    $2.40 per share . . . . . . . . . . .                                             (119)
  Stock options exercised . . . . . . . .           54          6         232
  Tax expense from the exercise of stock
    options and stock grants  . . . . . .                                (387)
  Treasury stock acquired . . . . . . . .                                                                 1,027    (13,513)
  Amortization of deferred compensation .                                                       1,367
                                               -------    -------   ---------     --------   --------    ------   --------
Balances, July 1, 1994  . . . . . . . . .       14,337    $ 1,434   $ 157,071     $  9,180   $ (8,567)    2,073   $(30,263)
                                               =======    =======   =========     ========   ========    ======   ========

                See notes to consolidated financial statements.

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                 (THOUSANDS)


                                                                        SIX MONTHS            SIX MONTHS
                                                                           ENDED                 ENDED
                                                                       JULY 1, 1994          JULY 2, 1993
                                                                       --------------        ------------
Operating activities:
 Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,673            $  8,382
 Adjustments to reconcile net income to cash
   provided by operations:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . .        12,432              11,171
   Deferred tax expense . . . . . . . . . . . . . . . . . . . . . . .         2,367               4,259
   (Gain) loss on property transactions   . . . . . . . . . . . . . .        (3,494)                115
  Compensation expense under stock grant plan . . . . . . . . . . . .         1,367               1,379
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           347                 (20)
  Net change in receivables, inventory, prepaids, payables and
    accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .           617                 767
                                                                           --------            --------
          Cash provided by operations . . . . . . . . . . . . . . . .        18,309              26,053
                                                                           --------            --------

Investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . .       (15,365)            (19,770)
  Proceeds from disposition of property and equipment . . . . . . . .         6,725
  Additions to notes receivable . . . . . . . . . . . . . . . . . . .        (1,109)               (143)
  Payments received on notes receivable . . . . . . . . . . . . . . .         1,476                 600
  Change in investments, deferred charges and other assets  . . . . .        (1,097)             (1,168)
                                                                           --------            --------
           Cash used in investing activities  . . . . . . . . . . . .        (9,370)            (20,481)
                                                                           --------            --------

Financing activities:
  Payments on line of credit  . . . . . . . . . . . . . . . . . . . .        (4,360)             (8,550)
  Proceeds from line of credit  . . . . . . . . . . . . . . . . . . .         7,910               1,550
  Reduction of debt and capital lease obligations   . . . . . . . . .           (21)                (14)
  Exercise of stock options and warrants  . . . . . . . . . . . . . .           238                 560
  Treasury stock acquired . . . . . . . . . . . . . . . . . . . . . .       (13,513)               (103)
  Redeemable preferred stock dividends  . . . . . . . . . . . . . . .          (119)               (119)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13                  58
                                                                           --------            --------
         Cash used in financing activities  . . . . . . . . . . . . .        (9,852)             (6,618)
                                                                           --------            --------
Decrease in cash and cash equivalents   . . . . . . . . . . . . . . .          (913)             (1,046)
Cash and cash equivalents, beginning of period  . . . . . . . . . . .         4,511               3,462
                                                                           --------            --------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . .      $  3,598            $  2,416
                                                                           ========            ========

                See notes to consolidated financial statements.

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JULY 1, 1994 AND JULY 2, 1993
                                 (UNAUDITED)


1.    INTERIM FINANCIAL STATEMENTS:

       In the opinion of management, the accompanying financial statements for the periods ended July 1, 1994 and July 2, 1993 reflect all adjustments (consisting only of normal recurring adjustments except as referred to in Note
6) necessary to present fairly the Company's financial condition, results of operations and cash flows.

       Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. Results of operations for the periods ended July 1, 1994 and July 2, 1993 are not necessarily indicative of the results for the year.


2.    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

       Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        ----------------------    ----------------------
                                                          JULY 1,     JULY 2,      JULY 1,       JULY 2,
                                                           1994        1993         1994          1993
                                                        ----------  ----------    --------      --------
Net income  . . . . . . . . . . . . . . . . . . .      $    1,248  $    1,799    $  4,673      $  8,382
Accretion of redeemable preferred stock . . . . .             (26)        (26)        (51)          (52)
Redeemable preferred stock dividends  . . . . . .             (59)        (59)       (119)         (119)
                                                       ----------  ----------    --------      --------
Adjusted income applicable to common and
  common equivalent shares  . . . . . . . . . . .      $    1,163  $    1,714    $  4,503      $  8,211
                                                       ==========  ==========    ========      ========
Primary:
    Weighted average number of common shares
       outstanding  . . . . . . . . . . . . . . .          11,887      12,782      12,169        12,772
    Common stock equivalents:
       Stock purchase warrants  . . . . . . . . .                         800                       804
       Stock purchase options . . . . . . . . . .             102          82         111            92
                                                       ----------  ----------    --------      --------
    Weighted average number of shares
       outstanding  . . . . . . . . . . . . . . .          11,989      13,664      12,280        13,668
                                                       ==========  ==========    ========      ========
    Earnings per common and common
       equivalent share . . . . . . . . . . . . .      $      .10  $      .13    $    .37      $    .60
                                                       ==========  ==========    ========      ========

Fully diluted:
    Weighted average number of common shares
       outstanding  . . . . . . . . . . . . . . .          11,887      12,782      12,169        12,772
    Common stock equivalents:
       Stock purchase warrants  . . . . . . . . .                         799                       804
       Stock purchase options . . . . . . . . . .             102          85         111            98
                                                       ----------  ----------    --------      --------
    Weighted average number of shares
        outstanding . . . . . . . . . . . . . . .          11,989      13,666      12,280        13,674
                                                       ==========  ==========    ========      ========
    Earnings per common and common
        equivalent share  . . . . . . . . . . . .      $      .10  $      .13    $    .37      $    .60
                                                       ==========  ==========    ========      ========

                   SHOWBIZ PIZZA TIME, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JULY 1, 1994 AND JULY 2, 1993
                                  (UNAUDITED)

3.    INCOME TAXES:

       Income taxes have been provided at the expected annual federal tax rate during the year (35% for 1994) plus an estimated provision for state income taxes and state franchise taxes.

4.     SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                              SIX MONTHS        SIX MONTHS
                                                                                ENDED              ENDED
                                                                             JULY 1, 1994       JULY 2, 1993
                                                                             ------------       ------------
   Cash paid during the year for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   736           $   307
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .             1,053             1,165

   Supplemental schedule of noncash investing and
    financing activities:
     Notes received in connection with the disposition
          of property and equipment . . . . . . . . . . . . . . . . .             4,650
     Investment received in connection with the disposition
          of property and equipment . . . . . . . . . . . . . . . . .               438

5.     LONG-TERM DEBT:

       The Company's revolving loan agreement was amended effective July 1994 to provide to Company with a credit line of up to $32 million which declines by $100,000 each month beginning on January 31, 1995 and is due on January 31, 1996. Interst is provided at a rate equal to prime, 7.25% at July 1, 1994, plus .5% or, at the Company's option, up to the 60 day London Interbank Offered Rate ("LIBOR"), 4.5% at July 1, 1994, plus .75% to 1.50% subject to compliance with certain financial ratio tests. A 1/5% annual commitment fee is payable on any unused credit line. Under the terms of the revolving loan agreement, the Company is prohibited from paying dividends on its common stock and purchasing additional treasury stock. The Company must also achieve certain profitability levels.

6.     SIGNIFICANT TRANSACTIONS:

       Effective May 5, 1994, the Company sold substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company. Due to the Company's substantial equity interest, the acquiring company is a related party subsequent to the transaction. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $1.5 million in the second quarter of 1994 and $6.2 million in the first six months of 1994. Operating income was $5.6 million in the second quarter of 1994 and $5.9 million in the first six months of 1994. Operating income includes a gain of $5.5 million from the sale.

  The Company provided for a loss of approximately $1.9 million in the second quarter of 1994 as a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants. The decline in fair value of the eight restaurants is due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Second Quarter 1994 Compared to Second Quarter 1993

       Revenues for the second quarter of 1994 decreased 1.0% to $64.0 million from $64.7 million in the second quarter of 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased to $62.5 million in the second quarter of 1994 from $59.8 million in 1993 due to the net addition of six Company restaurants in the first six months of 1994 and 33 Company restaurants in 1993. Comparable store sales from the Company's Chuck
E. Cheese's restaurants for the quarter ended July 1, 1994 declined by 4.5% from the comparable period of the prior year. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $1.5 million in the second quarter of 1994 compared to $4.9 million in the second quarter of 1993.

       Operating income decreased to $2.5 million in the second quarter of 1994 from $3.0 million in the second quarter of 1993. Included in operating income is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck E. Cheese's restaurants. The decline in operating income is primarily due to the decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

       A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                                          THREE MONTHS ENDED
                                                    ------------------------------
                                                    JULY 1, 1994      JULY 2, 1993
                                                    ------------      ------------
   Revenue  . . . . . . . . . . . . . . . . .          100.0%            100.0%
                                                       -----             -----
   Costs and  expenses:
     Costs of sales   . . . . . . . . . . . .           51.8              51.2
     Selling, general and administrative  . .           19.1              16.2
     Depreciation and amortization  . . . . .            9.6               8.9
     (Gain) loss on property
       transactions   . . . . . . . . . . . .           (5.5)               .2
     Other operating expenses   . . . . . . .           21.0              18.9
                                                       -----             -----
                                                        96.0              95.4
                                                       -----             -----
   Operating income   . . . . . . . . . . . .            4.0%              4.6%
                                                       =====             =====

       Revenues

       Revenues from the Company's Chuck E. Cheese's restaurants increased by 4.6% to $62.5 million in the second quarter of 1994 from $59.8 million in the second quarter of 1993 primarily due to new restaurant development which occurred throughout 1993 and the first six months of 1994. Comparable store sales of such restaurants which were open during all of the second quarters of both 1994 and 1993 declined by 4.5% between the two periods. Menu prices were not increased between the two periods.

       Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, a decrease in the number of restaurants remodeled since 1992 and the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Some of the factors impacting comparable store sales are believed to be negatively impacting sales volumes of newer restaurants opened since 1990. During the second quarter of 1994, the average sales volume of the 70 new Chuck E. Cheese's restaurants opened in 1991 through 1993 was 3.3% lower than the average sales volume of existing restaurants during the same period.

       Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $1.5 million in the second quarter of 1994 compared to $4.9 million in the second quarter of 1993 due to the sale of substantially all of the assets of the Monterey's Tex-Mex Cafe restaurants on May 5, 1994.

       Costs and Expenses

       Costs and expenses as a percentage of revenues increased to 96.0% in the second quarter of 1994 from 95.4% in the second quarter of 1993.

       Cost of sales increased as a percentage of revenues to 51.8% in the second quarter of 1994 from 51.2% in the comparable period of 1993. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 18.5% in the second quarter of 1994 from 18.3% in the second quarter of 1993 primarily due to an increase in costs relating to the enhancement of certain prize and merchandise items.
Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.3% during the second quarter of 1994 from 29.5% in the second quarter of 1993 primarily due to the decline in the comparable store sales.

       Selling, general and administrative expenses as a percentage of revenues increased to 19.1% in the second quarter of 1994 from 16.2% in the comparable period of 1993 primarily due to increased advertising expense as a percentage of revenues. Corporate overhead costs were impacted by an increase of approximately $384,000 as a result of increasing the number of operational regional and district managers to provide a more concentrated focus on guest satisfaction.

       Depreciation and amortization expenses as a percentage of revenues increased to 9.6% in the second quarter of 1994 from 8.9% in the second quarter of 1993 primarily due to higher depreciation and amortization expense of new restaurants relative to older restaurants and the decline in comparable store sales.

       Other operating expenses increased as a percentage of revenues to 21.0% in the second quarter of 1994 from 18.9% in the second quarter of 1993 primarily due to increased rent and utility costs as a percentage of revenues and the decline in comparable store sales.

       The Company had a net gain on property transactions of $3.5 million in the second quarter of 1994 compared to a loss on property transactions of $114,000 in the second quarter of 1993. In the second quarter of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $1.9 million in the second quarter of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics. The Company will consider possible relocation of some of the restaurants. The Company provided for an additional loss on property transactions of approximately $100,000 in the second quarter of 1994 compared to $114,000 in the second quarter of 1993 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.

       Operating Income

       As a result of the changes in revenues and expenses discussed above, the Company had operating income of $2.5 million in the second quarter of 1994 compared to $3.0 million in the second quarter of 1993. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the second quarter of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.6 million, including a gain on property transactions of $5.5 million, compared to operating income of $260,000 in the second quarter of 1993.

       Net Income

       Interest expense increased to $430,000 in the second quarter of 1994 from $169,000 in the second quarter of 1993 due primarily to an increase in long-term debt of $24 million since the second quarter of 1993 primarily to fund the Company's repurchase of its common stock. The Company's net income decreased to $1.2 million in the second quarter of 1994 from $1.8 million in the second quarter of 1993 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share decreased to $.10 per share in the second quarter of 1994 from $.13 per share in the second quarter of 1993.

First Six Months of 1994 Compared to First Six Months of 1993

       Revenues increased 1.7% to $140.4 million in the first six months of 1994 from $138.1 million in the comparable period of 1993. Revenue generated by the Company's Chuck E. Cheese's restaurants increased by 4.4% to $134.2 million in the first six months of 1994 from $128.5 million in the first six months of 1993 due to the net addition of six Company restaurants in the first six months of 1994 and 33 Company restaurants in 1993. Comparable store sales from the Company's Chuck E. Cheese's restaurants declined 7.0% between the periods. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined to $6.2 million in the first six months of 1994 from $9.6 million in the first six months of 1993 due to the sale of substantially all of the assets of the Company's Monterey's Tex-Mex Cafe restaurants on May 5, 1994.

       Operating income decreased to $8.3 million in the first six months of 1994 from $13.8 million in the first six months of 1993. Included in operating income is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck E. Cheese's restaurants. The decline in operating income is primarily due to the decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

       A summary of the results of operations of the Company as a percentage of revenues for the six month periods is shown below.

                                                           SIX MONTHS ENDED
                                                    ------------------------------
                                                    JULY 1, 1994      JULY 2, 1993
                                                    ------------      ------------
   Revenue  . . . . . . . . . . . . . . . . .          100.0%            100.0%
                                                       -----             -----
   Costs and  expenses:
     Costs of sales   . . . . . . . . . . . .           50.7              49.4
     Selling, general and administrative  . .           17.3              15.3
     Depreciation and amortization  . . . . .            8.9               8.1
     (Gain) loss on property
       transactions   . . . . . . . . . . . .           (2.5)               .1
     Other operating expenses   . . . . . . .           19.7              17.1
                                                       -----             -----
                                                        94.1              90.0
                                                       -----             -----
   Operating income   . . . . . . . . . . . .            5.9%             10.0%
                                                       =====             =====

       Revenues

       Revenues from the Company's Chuck E. Cheese's restaurants increased by 4.4% to $134.2 million in the first six months of 1994 from $128.5 million in the first six months of 1993 primarily due to new restaurant development which
occurred throughout 1993 and the first six months of 1994.   Comparable store
sales of such restaurants which were open during all of the first six months of both 1994 and 1993 declined by 7.0% between the two periods. Menu prices were increased approximately .2% between the two periods.

       Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, a decrease in the number of restaurants remodeled since 1992; the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets; and an ineffective advertising campaign that was replaced with a new advertising campaign effective February 1994. Some of the factors impacting comparable store sales are believed to be negatively impacting sales volumes of newer restaurants opened since 1990. During the first six months of 1994, the average sales volume of the 70 new Chuck E. Cheese's restaurants opened in 1991 through 1993 was 1.3% lower than the average sales volume of existing restaurants during the same period.

       Revenues from Monterey's Tex-Mex Cafe restaurants were $6.2 million in the first six months of 1994 compared to $9.6 million in the first six months of 1993 due to the sale of substantially all of the assets of the Company's Monterey's Tex-Mex Cafe restaurants on May 5, 1994.

       Costs and Expenses

       Costs and expenses as a percentage of revenues increased to 94.1% in the first six months of 1994 from 90.0% in the first six months of 1993.

       Cost of sales increased as a percentage of revenues to 50.7% in the first six months of 1994 from 49.4% in the comparable period of 1993. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 18.3% in the first six months of 1994 from 17.8% in the first six months of 1993 primarily due to an increase in cheese costs and in costs relating to the enhancement of certain prize and merchandise items. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 29.1% during the first six months of 1994 from 28.3% in the first six months of 1993 primarily due to the decline in the comparable store sales.

       Selling, general and administrative expenses as a percentage of revenues increased to 17.3% in the first six months of 1994 from 15.3% in the comparable period of 1993 primarily due to increased advertising expense as a percentage of revenues. Corporate overhead costs were impacted by an increase of approximately $700,000 as a result of increasing the number of operational regional and district managers to provide a more concentrated focus on guest satisfaction.

       Depreciation and amortization expenses as a percentage of revenues increased to 8.9% in the first six months of 1994 from 8.1% in the comparable period of 1993 primarily due to higher depreciation and amortization expense of new restaurants relative to older restaurants and the decline in comparable store sales.

       Other operating expenses increased as a percentage of revenues to 19.7% in the first six months of 1994 from 17.1% in the first six months of 1993 primarily due to increased rent, insurance and utility costs as a percentage of revenues and the decline in comparable store sales.

       The Company had a net gain on property transactions of $3.5 million in the first six months of 1994 compared to a loss on property transactions of $115,000 the first six months of 1993. In the first six months of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $1.9 million in the first six months of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the the Company's decision not to renew the leases as a result of the deterioration of site characteristics.
The Company will consider possible relocation of some of the restaurants.   The
Company provided for an additional loss on property transactions of approximately $100,000 compared to $115,000 in the first six months of 1993 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.

       Operating Income

       As a result of the changes in revenues and expenses discussed above, operating income declined to $8.3 million in the first six months of 1994 from $13.8 million in the first six months of 1993. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the first six months of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.9 million, including a gain on property transactions of 5.5 million, compared to $485,000 in the first six months of 1993.

       Net Income

       Interest expense increased to $792,000 in the first six months of 1994 from $348,000 in the first six months of 1993 due primarily to an increase in long-term debt of $24 million since the second quarter of 1993 primarily to fund the Company's repurchase of its common stock. The Company's net income decreased to $4.7 million in the first six months of 1994 from $8.4 million in the first six months of 1993 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share decreased to $.37 per share in the first six months of 1994 from $.60 per share in the first six months of 1993.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       Cash provided by operations decreased to $18.3 million in the first six months of 1994 from $26.1 million in the comparable period of 1993. The Company's primary requirements for cash relate to planned capital expenditures and debt service.

       During the first six months of 1994, the Company made approximately $15.4 million in capital expenditures related to the opening of seven new Chuck
E. Cheese's restaurants and the enhancement of facilities and entertainment packages of ten restaurants. The Company plans to make additional capital expenditures of approximately $14 million during the remainder of 1994 primarily related to the construction of approximately six new Chuck E. Cheese's restaurants and the enhancement of existing facility and entertainment packages at a total of 30 Chuck E. Cheese's restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site or closing the restaurant.

       The Company previously announced that it planned to repurchase shares of the Company's common stock at an aggregate purchase price of up to $30 million. As of July 1, 1994, the Company had repurchased shares of its common stock in the open market for an aggregate purchase price of approximately $24.8 million. The Company has purchased treasury shares up to the limit permitted under its revolving loan agreement and intends to use its future cash flow for new store development and the enhancement of existing facility and entertainment packages. The Company expects that it will satisfy its capital expenditure and debt service requirements from cash provided by operations and funds available under its revolving loan agreement.

       The Company's revolving loan agreement was amended effective July 1994 to provide the Company with a credit line of up to $32 million which declines by $100,000 each month beginning on January 31, 1995 and is due on January 31, 1996. Available borrowings under the credit line are reduced by outstanding letters of credit which totaled $1.5 million at July 1, 1994. The revolving loan agreement previously provided for borrowings up to $50 million through 1997.
The interest rate payable under the revised loan agreement was increased by 50 basis points over prior levels. The Company is required to comply with certain financial ratio tests during the term of the revolving loan agreement.

       The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company plans to open approximately 25 new Chuck E. Cheese's restaurants in 1994 and 1995, with approximately 13 of such restaurants to be opened in 1994. If the decline in comparable store sales of the Company's Chuck E. Cheese's restaurants experienced in 1993 and the first six months of 1994 continue to be experienced over the longer term, an adverse impact on the Company's operating margins and results of operations could continue.

       The Company is implementing several strategies designed to strengthen the sales vitality of its existing unit base in what management believes will become an increasingly competitive market. The Company has appointed a new advertising agency; accelerated its commitment of capital to existing stores; increased the number of its operational regional and district managers to provide a more concentrated focus on guest satisfaction; and is limiting its 1994 new unit development to approximately 13 new stores in order to ensure that new unit growth and the sales vitality of the Company's existing unit base are both given equal priority. The Company believes that certain operating costs will increase as a result of implementing these strategies designed to strengthen existing unit sales.

       The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations.

       The Company believes it will realize substantial benefit from utilization of approximately $73 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million expiring from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the Company's results of operations continue to decline, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

       In December 1991, the Company, The Hallwood Group Incorporated ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th District Courts of Dallas County, Texas. In April 1993, the Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constitute certain holders of warrants, options and preferred stock of Integra who seek to serve as representatives of proposed classes of other holders of such securities. The plaintiffs allege that the Company has (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets,
(ii) committed common law fraud, and (iii) breached fiduciary and other duties to the plaintiffs. As amended, this suit seeks rescission of the 1988 Distribution, actual damages in excess of $184 million, and punitive damages in excess of $500 million. In May 1993, further action in this case was abated by order of the Court pending the resolution of disciplinary proceedings in process against the plaintiffs' counsel in a separate court action in Dallas County, Texas. The Company believes that the claims made against it in this suit are without merit and intends to vigorously defend against such claims.

       In July 1992, Integra sought protection from its creditors under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court ("Bankruptcy Court") in Denver, Colorado (the "Integra Bankruptcy"). Integra, its Bankruptcy Court-appointed Unsecured Creditors Committee, Hallwood and other parties including certain of the Company's officers and directors and the individual plaintiffs in the lawsuit discussed above, are parties to either one or both Settlement Agreements (the "Settlement Agreements") in conjunction with a modified plan of reorganization of Integra approved by the Bankruptcy Court in February 1994. One of the Settlement Agreements provides for the creation of a trust to which certain claims of Integra are to be transferred. The trust will retain the right to investigate, compromise or adjudicate the claims transferred from Integra against defendants other than the parties released under the Settlement Agreements. The Company and many of its shareholders are not parties to the Settlement Agreements.

       In April 1993, the Company, Hallwood and certain directors of the Company individually were named as defendants in a lawsuit brought in the 68th District Court of Dallas County, Texas, by Hermitage Hotel, Ltd., L.P. claiming to be an unsecured creditor of Integra and seeking to serve as a representative of a class of all unsecured creditors of Integra. In November 1993, the Court entered an order closing the lawsuit in light of the pending Integra bankruptcy. In May 1994, Hermitage Hotel, Ltd., L.P. filed a new lawsuit against the same defendants in the 101st District Court of Dallas County, Texas. No longer filed as a class action, the new lawsuit seeks recovery on behalf of plaintiff under theories of successor liability, tortious interference with contract, fraud, negligent misrepresentation and breach of contract. The plaintiff is seeking approximately $10.2 million in actual damages, $30 million in exemplary damages, attorneys fees and court costs.
The Company believes this lawsuit is without merit and intends to vigorously defend this lawsuit.

       In June 1993, the Company was named as a nominal defendant in a shareholders' derivative action in the 68th Judicial District Court in Dallas County, Texas in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants (i) breached their fiduciary duties to stockholders, (ii) committed constructive fraud and (iii) unjustly enriched themselves as a result of alleged violations of federal securities laws and illegal insider trading between July 13, 1992 and June 11, 1993. The Company does not believe that this action will result in any significant damages to the Company.

       In July, 1993, the Company was named a defendant in a lawsuit brought in the Circuit Court for Davidson County, Nashville, Tennessee by Third National Bank in Nashville, as Trustee pursuant to a municipal bond issuance of $6.4 million made in 1980, for which Integra executed a guaranty. The plaintiff alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is the legal successor to Integra. The plaintiff sought to recover a judgment against the Company in the full amount of its claim against Integra, which is unspecified, as well as attorneys' fees and costs. In April 1994, the Court dismissed the plaintiff's complaint for failure to state a claim upon which relief can be granted. Plaintiff has filed a notice of appeal. The Company believes the allegations made in this suit to be without merit and will offer a vigorous defense in this lawsuit.

       In January 1994, the Company was named a defendant in a lawsuit brought in the Supreme Court of the State of New York, County of Queens, by Big Six Towers, Inc., in its purported capacity as a landlord to the Company with regard to a restaurant/entertainment center location in Queens County, New York which the Company had contracted to lease from the plaintiff. The plaintiff has alleged that the Company has breached the lease and is seeking total damages in excess of $4.0 million against the Company. The Company believes it validly terminated the lease in question pursuant to an agreement with the plaintiff and believes the allegations made in this suit to be without merit and therefore intends to vigorously defend this lawsuit.

       Certain other pending legal proceedings exist against the Company which the Company believes are not material in amount or have arisen in the ordinary course of its business.

Item 2.  Changes in Securities.

       None to report during quarter for which this report is filed.

Item 3.  Defaults Upon Senior Securities.

       None to report during quarter for which this report is filed.

Item 4.  Submission of Matters to a Vote of Security Holders.

       On June 2, 1994, at the Company's annual meeting of shareholders, the Company's shareholders re-elected J. Thomas Talbot (10,314,172 shares in favor and 207,901 shares against) and Brian M. Troup (10,312,925 shares in favor and 209,148 shares against) as Class III Directors. Richard M. Frank, Michael H. Magusiak, Anthony J. Gumbiner, Charles A. Crocco, Jr. and Robert L. Lynch also continue to serve as Directors. No other matters were voted upon by the shareholders at such meeting.

Item 5.  Other Information.

       On July 27, 1994, a Chuck E. Cheese's restaurant owned an operated by a franchisee of the Company opened for business in Santiago, Chile under a development agreement which calls for six such stores to be opened by that franchisee in Chile during the next ten years.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)    Exhibits.

              Number     Description

              10 (a) Second Amendment to Secomd Amendended and Restated Revolving Credit Agreement dated as of July 1, 1994 by and between The First National Bank of Boston and the Company.

       (b)    Reports on Form 8-K.

              No reports on Form 8-K were filed in the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SHOWBIZ PIZZA TIME, INC.



Dated: August 15, 1994                    By: /s/Michael H. Magusiak
                                              Michael H. Magusiak
                                              President and Chief
                                              Financial Officer
                                              (Principal Financial Officer)

                              INDEX TO EXHIBITS

        EXHIBIT                                                                       PAGE
        NUMBER                        DESCRIPTION                                    NUMBER
       ---------                     -------------                                ------------
          3.1       Restated Certificate of Incorporation of the Company
                    is incorporated herein by reference to Exhibit 3.2 of
                    Atlantic Metropolitan Corporation's Registration
                    Statement on Form S-14, Registration No. 2-89505.

          3.2 Amendment to Restated Certificate of Incorporation of the Company, with respect to conversion of 7%
                    Participating Convertible Preferred Stock and reverse split of Common Stock, is incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended July 31, 1986, File No.
                    1-8303.

          3.3 Amendment to Restated Certificate of Incorporation of the Company, with respect to limiting the personal liability of directors of the Company or any stockholder thereof, is incorporated herein by reference to Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended July 31, 1987, File No.
                    1-8303.

          3.4 Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein by reference to Exhibit 3.4 to the Company's Form 10- K for the fiscal year ended
                    July 31, 1992, File No. 1-8303.

          4.1 Indenture Agreement, dated as of April 14, 1983, among Atlantic Metropolitan Corporation, Atlantic
                    Metropolitan (U.K.) plc and The Law Debenture Trust
                    Corporation plc, as Trustee, relating to the 12%
                    Convertible Notes due July 31, 1997 of Anglo
                    Metropolitan (U.K.) plc is incorporated herein by reference to Exhibit 4.4 to Atlantic Metropolitan
                    Corporation's Form 10-K for the fiscal year ended
                    July 31, 1983, File No. 1-8303.

          4.2 Indenture Agreement, and related Pledge Agreement, dated as of March 2, 1993, among Norwest Bank
                    Minnesota, National Association, Trustee, and the
                    Company, regarding 7% Collateralized Subordinated
                    Debentures due July 31, 2000, is incorporated herein by reference to Exhibit 4.2 to the Company's Form
                    10-Q for the fiscal quarter ended January 31, 1993, File No. 1-8303.

          4.3 Indenture, dated as of May 1, 1989, between the Company and The Bank of New York, as Trustee, is incorporated herein by reference to Exhibit T3C to the Company's Application for Qualification of Indenture on Form T-3, Registration No. 22-19326.

         10.2 Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties Corporation's Registration Statement on Form S-11, File No. 2-73345.

         10.3       Amendment to Consulting Agreement with Robert L.
                    Lynch, effective October 1, 1982, is incorporated herein by reference to Exhibit 10.4 to Umet
                    Properties Corporation's Form 10-K for the fiscal year ended November 30, 1982, File No. 1-8384.

         10.5 Amended and Restated Agreement, dated March 30, 1990, between the Company and Stanwick Management Company,
                    Inc. (subsequently merged into its parent, Stanwick
                    Holdings, Inc.) concerning the allocation of costs and expenses incurred in connection with the operation and management of their common offices is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the fiscal quarter ended
                    April 30, 1990, File No. 1-8303.

         10.6 Amended 1985 Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Form
                    10-K for the fiscal year ended July 31, 1987, File
                    No. 1-8303.

         10.9 Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, filed herewith.

         10.11      Agreement, dated December 18, 1987, between the
                    Company, Grainger Trust plc, Atlantic Metropolitan
                    (U.K.) plc and Alan George Crisp, relating to the sale by the Company of Atlantic Metropolitan (U.K.)
                    plc is incorporated herein by reference to Exhibit
                    2.1 to the Company's Form 8-K dated January 6, 1988,
                    File No. 1-8303.

         10.12      Second Amended and Restated Revolving Credit
                    Agreement, dated as of November 26, 1991, by and among the Company, The First National Bank of Boston
                    ("FNBB") and the other banks which are parties thereto, incorporated herein by reference to Exhibit
                    10.12 to the Company's Form 10-K dated July 31, 1992,
                    File No. 1-8303.

         10.13 Second Amended and Restated Hallwood Note, dated as of November 26, 1991, executed by the Company in favor of FNBB, as agent, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K dated July 31, 1992, File No. 1-8303.

         10.14      Second Amended and Restated Security and Pledge
                    Agreement, dated as of November 26, 1991, executed by the Company in favor of FNBB, as agent, incorporated herein by reference to Exhibit 10.14 to the Company's
                    Form 10-K dated July 31, 1992, File No. 1-8303.

         10.15      Amendment and Release Agreement, dated as of June 25,
                    1992, by and among the Company, FNBB and the other banks which are parties thereto, incorporated herein by reference to Exhibit 10.15 to the Company's Form
                    10-K dated July 31, 1992, File No. 1-8303.

         10.16      Second Amendment Agreement, dated as of October 30,
                    1992, by and among the Company, FNBB and the other banks which are parties thereto, incorporated herein by reference to Exhibit 10.16 to the Company's Form
                    10-K dated July 31, 1992, File No. 1-8303.

         10.31 Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies
                    Incorporated is incorporated herein by reference to
                    Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

         10.33       Amended Tax-Favored Savings Plan Agreement of the
                     Company, effective as of February 1, 1992, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended July
                     31, 1992, File No. 1-8303.

         10.34       Hallwood Special Bonus Agreement, dated as of August
                     1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated eligible employees of the Company, filed herewith.

         10.35 Consulting Agreement, dated as of August 1, 1989, between the Company and Atlantic Management
                     Associates, Inc. is incorporated by reference to
                     Exhibit 10.28 to the Company's Form 10-Q for the fiscal quarter ended January 31, 1990, File No.
                     1-8303.

         10.43 Services Agreement, dated September 29, 1992 between the Company and Hallwood Securities Limited, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the fiscal year ended July
                     31, 1992, File No. 1-8303.

         10.47       Consulting Agreement, dated June 2, 1992, between the
                     Company and Hallwood Monaco S.A.M, incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No.
                     1-8303.

         10.54       Amended and Restated Loan Agreement, dated as of
                     December 23, 1992 between The First National Bank of
                     Boston and the Company, incorporated by reference to
                     Exhibit 10.54 to the Company's Form 10-Q for the quarter ended January 31, 1993, File No. 1-8303.

         10.55       Credit Agreement and Guaranty, dated as of December
                     9, 1992, among Brookwood Companies Incorporated as
                     Borrower, the Guarantor signatory hereto, the Banks signatory hereto and The Chase Manhattan Bank, N.A., as Agent; and the First Amendment to Credit Agreement and Guaranty, dated as of March 31, 1993, incorporated by reference to Exhibit 10.55 to the Company's Form 10-Q for the quarter ended April 30,
                     1993, File No. 1- 8303.

         10.56 Second Amendment to Credit and Guaranty, dated as of September 27, 1994, among Brookwood Companies
                     Incorporated as Borrower, Kenyon Industries, Inc. as
                     Guarantor and The Chase Manhattan Bank, N.A. as Bank and as agent for the Banks, filed herewith.

         10.57 Client's Agreement and related Pledge Agreement, dated as of June 7, 1993, between Prudential
                     Securities Incorporated and the Company incorporated by reference to Exhibit 10.56 to the Company's Form
                     10-K for the year ended July 31, 1993, File No.
                     1-8303.

         10.58       WCMA Note and Loan Agreement and Pledge and
                     Collateral Assignment of Securities Account and
                     Securities, dated as of April 19, 1994 between the Company and Merrill Lynch Business Financial
                     Services, Inc.; and Amendment to Loan Documents, dated September 8, 1994, filed herewith.

         10.59 Employment Agreement, dated as of April 1, 1992, between the Company's Hallwood Monaco SAM subsidiary and Anthony J. Gumbiner, filed herewith.

         10.60       Financial Consulting Agreement, dated as of August 1,
                     1994, between the Company and Hallwood Financial
                     Corporation, filed herewith.

         10.61       Financial Consulting Agreement, dated as of June 30,
                     1994, between the Company and Hallwood Petroleum,
                     Inc., filed herewith.

         11.         Statement Regarding Computation of Per Share Earnings.

         22. Active Subsidiaries of the Registrant as of September 30, 1994.

         27.         Financial Data Schedule.