Form 10-Q
period 1994-10-31
HALLWOOD GROUP INC
filed 1994-12-15
CIK 355766

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________
                                   FORM 10-Q


MARK ONE
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _________________ TO _____________________


    FOR THE PERIOD ENDED OCTOBER 31, 1994      COMMISSION FILE NUMBER:  1-8303


                             _____________________

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


                DELAWARE                                    51-0261339
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification Number)


             3710 RAWLINS
              SUITE 1500
             DALLAS, TEXAS                                     75219
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

      6,383,267 SHARES OF COMMON STOCK WERE OUTSTANDING AT NOVEMBER 30, 1994, INCLUDING 896,000 SHARES OWNED BY THE COMPANY'S HALLWOOD ENERGY CORPORATION SUBSIDIARY.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                               TABLE OF CONTENTS



ITEM NO.                     PART I - FINANCIAL INFORMATION                                      PAGE
- - --------                     ------------------------------                                      ----
   1             Financial Statements:

                 Consolidated Balance Sheets as of  October 31, 1994
                    and July 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-4

                 Consolidated Statements of Operations for the
                    Three Months Ended October 31, 1994 and 1993  . . . . . . . . . . . . . . .    5-6

                 Consolidated Statements of Cash Flows for the
                    Three Months Ended October 31, 1994 and 1993  . . . . . . . . . . . . . . .      7

                 Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . .   8-13

   2             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   . . . . . . . . . . . . . .  14-17



                                           PART II - OTHER INFORMATION
                                           ---------------------------


1 thru 6         Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . . . .  18-52

               THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                    ASSETS

                                                                                October 31,     July 31,
                                                                                   1994           1994
                                                                                ----------     ----------
                                                                                (Unaudited)    (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,643      $  8,119
     Investments in HRP   . . . . . . . . . . . . . . . . . . . . . . . . .         6,752         6,927
     Mortgage loans, net  . . . . . . . . . . . . . . . . . . . . . . . . .         1,917         2,021
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .           390           406
                                                                                 --------      --------
                                                                                   17,702        17,473
  ENERGY
     Oil and gas properties, net  . . . . . . . . . . . . . . . . . . . . .        11,002        11,005
     Current assets of HEP  . . . . . . . . . . . . . . . . . . . . . . . .         1,967         2,976
     Noncurrent assets of HEP   . . . . . . . . . . . . . . . . . . . . . .         1,868         1,868
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         1,386         1,437
                                                                                 --------      --------
                                                                                   16,223        17,286
                                                                                 --------      --------
         TOTAL ASSET MANAGEMENT ASSETS  . . . . . . . . . . . . . . . . . .        33,925        34,759

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,988        12,910
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,470        12,723
     Property, plant and equipment, net   . . . . . . . . . . . . . . . . .         8,324         8,301
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           969           982
                                                                                 --------      --------
                                                                                   36,751        34,916
  HOTELS
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,702        22,784
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         2,396         3,671
                                                                                 --------      --------
                                                                                   25,098        26,455
                                                                                 --------      --------
         TOTAL OPERATING SUBSIDIARIES ASSETS  . . . . . . . . . . . . . . .        61,849        61,371

ASSOCIATED COMPANIES
     Investment in ShowBiz Pizza Time, Inc.   . . . . . . . . . . . . . . .        16,693        16,444
                                                                                 --------      --------
         TOTAL ASSOCIATED COMPANIES ASSETS  . . . . . . . . . . . . . . . .        16,693        16,444

OTHER
     Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . . . .         5,450         5,900
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         4,490         5,728
     Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .           783         1,482
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           718         1,412
     Investment in insurance contracts  . . . . . . . . . . . . . . . . . .            --           229
                                                                                 --------      --------

         TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .        11,441        14,751
                                                                                 --------      --------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      $123,908      $127,325
                                                                                 ========      ========





          See accompanying notes to consolidated financial statements.

               THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   October 31,      July 31,
                                                                                      1994            1994
                                                                                    --------        --------
                                                                                   (Unaudited)      (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,715        $  7,399
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            270             492
                                                                                    --------        --------
                                                                                       6,985           7,891
  ENERGY
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,865           7,153
     Long-term obligations of HEP   . . . . . . . . . . . . . . . . . . . . .          4,056           4,858
     Current liabilities of HEP   . . . . . . . . . . . . . . . . . . . . . .          2,420           2,470
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            174             148
                                                                                    --------        --------
                                                                                      13,515          14,629
                                                                                    --------        --------
         TOTAL ASSET MANAGEMENT LIABILITIES . . . . . . . . . . . . . . . . .         20,500          22,520

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,305           8,451
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          8,024           6,079
                                                                                    --------        --------
                                                                                      17,329          14,530
  HOTELS
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,967          12,204
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          4,916           4,460
                                                                                    --------        --------
                                                                                      16,883          16,664
                                                                                    --------        --------
         TOTAL OPERATING SUBSIDIARIES LIABILITIES . . . . . . . . . . . . .           34,212          31,194

ASSOCIATED COMPANIES
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,250          10,000
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .              138              26
                                                                                    --------        --------
         TOTAL ASSOCIATED COMPANIES LIABILITIES . . . . . . . . . . . . . .            9,388          10,026

OTHER
     7% Collateralized Senior Subordinated Debentures   . . . . . . . . . .           26,730          26,866
     13.5% Subordinated Debentures  . . . . . . . . . . . . . . . . . . . .           22,902          22,902
     Interest and other accrued expenses  . . . . . . . . . . . . . . . . .            3,007           5,840
                                                                                    --------        --------
         TOTAL OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . .           52,639          55,608
                                                                                    --------        --------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .          116,739         119,348

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.10 par value; authorized 500,000 shares; unissued                --              --
     Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued 6,394,709 shares at both dates;
         outstanding 5,487,267 shares at both dates . . . . . . . . . . . .              639             639
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .           56,489          56,442
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (44,156)        (42,894)
     Equity adjustment from foreign currency translation  . . . . . . . . .              493              86
     Treasury stock, 907,442 shares at both dates; at cost  . . . . . . . .           (6,296)         (6,296)
                                                                                    --------        --------

            TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .            7,169           7,977
                                                                                    --------        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . .         $123,908        $127,325
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        October 31,
                                                                                    -------------------
                                                                                     1994        1993
                                                                                    -------     -------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   858     $ 1,199
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       171         153
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .        71          94
       Loss from investments in HRP   . . . . . . . . . . . . . . . . . . . . . .        (8)       (210)
                                                                                    -------      ------
                                                                                      1,092       1,236

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       244         290
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       243         331
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       182         168
       Provision for losses   . . . . . . . . . . . . . . . . . . . . . . . . . .        11          --
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         7           3
                                                                                    -------      ------
                                                                                        687         792
                                                                                    -------      ------
           Income from real estate operations . . . . . . . . . . . . . . . . . .       405         444

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     1,463       1,519
       Other income (including intercompany
            amounts of $57 and $66, respectively) . . . . . . . . . . . . . . . .       157         211
                                                                                    -------      ------
                                                                                      1,620       1,730

       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .       500         487
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       383         418
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       186         245
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       134         152
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        86         114
                                                                                    -------      ------
                                                                                      1,289       1,416
                                                                                    -------      ------
           Income from energy operations  . . . . . . . . . . . . . . . . . . . .       331         314
                                                                                    -------      ------
           INCOME FROM ASSET MANAGEMENT OPERATIONS  . . . . . . . . . . . . . . .       736         758

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,986      17,984

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,888      15,608
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,432       1,353
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       504         509
       Interest (including intercompany amounts of $16 and $20, respectively)   .       160         170
                                                                                    -------      ------
                                                                                     16,984      17,640
                                                                                    -------      ------
           Income from textile products operations  . . . . . . . . . . . . . . .         2         344





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        October 31,
                                                                                    -------------------
                                                                                      1994        1993
                                                                                     ------      ------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $5,693      $3,887

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,813       3,596
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        648         376
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        308         171
                                                                                    --------    --------
                                                                                       5,769       4,143
                                                                                    --------    --------
           Loss from hotel operations . . . . . . . . . . . . . . . . . . . . . .        (76)       (256)
                                                                                    --------    --------
           INCOME (LOSS) FROM OPERATING SUBSIDIARIES  . . . . . . . . . . . . . .        (74)         88

ASSOCIATED COMPANIES
       Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        201         578

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        181         109
                                                                                    --------    --------
           INCOME FROM ASSOCIATED COMPANIES . . . . . . . . . . . . . . . . . . .         20         469

OTHER
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        106          31
       Interest on short-term investments and other income  . . . . . . . . . . .         46          95
                                                                                    --------    --------
                                                                                         152         126

       Interest (net of intercompany amounts of $73 and $86, respectively)  . . .      1,070       1,089
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        468         562
                                                                                    --------    --------
                                                                                       1,538       1,651
                                                                                      ------       -----
           OTHER LOSS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,386)     (1,525)
                                                                                    --------    --------

       Loss before income taxes   . . . . . . . . . . . . . . . . . . . . . . . .       (704)       (210)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        558       1,130
                                                                                    --------    --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (1,262)   $ (1,340)
                                                                                    ========    ========

PER COMMON SHARE (PRIMARY)
           Net loss per common share  . . . . . . . . . . . . . . . . . . . . . .    $ (0.23)   $(  0.24)
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                               October 31,
                                                                                           ------------------
                                                                                             1994      1993
                                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,262)  $(1,340)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Net change in accrued interest on 13.5% Debentures   . . . . . . . . . . . . . .       (2,304)   (2,310)
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . . . . . .        1,661     1,470
     Undistributed income from energy affiliate   . . . . . . . . . . . . . . . . . .       (1,084)   (1,031)
     Distributions from energy affiliate  . . . . . . . . . . . . . . . . . . . . . .          635       344
     Net change in deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . .          450     1,083
     Equity in net income/(loss) of associated company/affiliate  . . . . . . . . . .         (193)     (368)
     Amortization of deferred gain from debenture exchange  . . . . . . . . . . . . .         (136)     (144)
     Proceeds from collections of mortgage loans  . . . . . . . . . . . . . . . . . .          116       192
     Amortization of mortgage loan discounts  . . . . . . . . . . . . . . . . . . . .          (12)      (12)
     Provision for losses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11        --
     Net change in textile products assets and liabilities  . . . . . . . . . . . . .          116       931
     Net change in energy assets and liabilities  . . . . . . . . . . . . . . . . . .          (68)      (31)
     Net change in other assets and liabilities   . . . . . . . . . . . . . . . . . .           50       240
                                                                                           -------   -------

       Net cash (used in) operating activities  . . . . . . . . . . . . . . . . . . .       (2,020)     (976)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate and hotel assets   . . . . . . . . . . . . . . .        1,179        --
   Proceeds from sale of marketable securities  . . . . . . . . . . . . . . . . . . .          610        --
   Capital expenditures and acquisition of real estate and hotels   . . . . . . . . .         (556)     (396)
   Investments in textile products property and equipment   . . . . . . . . . . . . .         (276)     (194)
   Proceeds from sale of insurance contracts  . . . . . . . . . . . . . . . . . . . .          229       180
   Net change in restricted cash for investing activities   . . . . . . . . . . . . .          (72)      226
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . .          (34)      (47)
   Disbursements related to Integra - asset held for sale   . . . . . . . . . . . . .           --      (424)
   Investments in associated company/affiliate  . . . . . . . . . . . . . . . . . . .           --        (9)
                                                                                           -------   -------

       Net cash provided by (used in) investing activities  . . . . . . . . . . . . .        1,080      (664)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . . . . . .          900        --
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . .       (1,991)   (1,766)
   Net change in restricted cash for financing activities   . . . . . . . . . . . . .          771       (12)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . .           --    (1,454)
                                                                                           -------   -------

       Net cash (used in) financing activities  . . . . . . . . . . . . . . . . . . .         (320)   (3,232)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . .           22        (3)
                                                                                           -------   -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .       (1,238)   (4,875)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . .        5,728    11,837
                                                                                           -------   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .      $ 4,490   $ 6,962
                                                                                           =======   =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994
                                  (UNAUDITED)




1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the fiscal year ended July 31, 1994.

2. INVESTMENTS IN ASSOCIATED COMPANIES AND AFFILIATE (DOLLAR AMOUNTS IN
   THOUSANDS)


                                        As of October 31, 1994                                   Income (loss) from investments
                                       ------------------------   Amount at which carried at,      for the three months ended
                                                       Cost or    ---------------------------              October  31,
       Business segments and            Number of     ascribed      October 31,    July 31,      ------------------------------
     description of investment       shares or units   value           1994          1994               1994          1993
- - -----------------------------------  ---------------  --------      -----------    --------            ------        ------
ASSET MANAGEMENT
REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (A)
   -- General partner interest  . . .          --      $8,650        $ 6,752       $ 6,927              $ (8)       $    (51)
   -- Limited partner units . . . . .     446,345         906             --            --                 --           (159)
                                                       ------       --------      --------               ----         ------

     Totals . . . . . . . . . . . . .                  $9,556        $ 6,752       $ 6,927             $  (8)        $  (210)
                                                       ======        =======       =======             =====         =======

ASSOCIATED COMPANIES
   SHOWBIZ PIZZA TIME, INC. (B)
   --Common stock . . . . . . .         1,784,193      $5,438        $16,693       $16,444              $ 201         $   578
                                                       ======        =======       =======              =====         =======

   (A) As of October 31, 1994, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest, and the Company owned a 5% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

        The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The former owner initially retained the property management rights for a three-year period following the November 1, 1990 sale. On June 1, 1991 the Company purchased the retained property management rights from the former owner for the balance of the three-year period, and, as of October 31, 1993, had fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the three months ended October 31, 1994 such amortization was $168,000.

        Due to recording the Company's pro rata share of losses recorded by HRP as prescribed by equity accounting, the carrying value of the investment in HRP's limited partner units has been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses, as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses, however, before any equity income could be recognized in the future.

        As further discussed in Note 4, the Company has pledged its 446,345 HRP limited partner units to collateralize a $500,000 note payable.

   (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), on the equity method of accounting. The Company also records its pro-rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $48,000 for the three months ended October 31, 1994.

        As of October 31, 1994, the Company owned approximately 15% of ShowBiz, and all of its ShowBiz shares are pledged to secure certain loans payable as discussed in Note 4.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994
                                  (UNAUDITED)




      The quoted market price per share and the Company's carrying value per share of the common shares of ShowBiz and the limited partner units of HRP at October 31, 1994 were:

                                                                              AMOUNT PER SHARE
                                                                             -------------------
                                                                             MARKET     CARRYING
                                                                              PRICE       VALUE
                                                                             -------     -------
           ShowBiz common shares  . . . . . . . . . . . . . . . . . . . .     $8.25         $9.36
           HRP limited partner units  . . . . . . . . . . . . . . . . . .      2.87            --

   The general partner interest in HRP is not publicly traded.




3. LITIGATION, CONTINGENCIES AND COMMITMENTS

      Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1994.




4. LOANS PAYABLE

   Loans payable at the balance sheet dates (in thousands):

                                                                             October 31,      July 31,
                                                                                1994            1994
                                                                             -----------      --------
     Real Estate
           Term loan, libor plus 2.5%, due August 1995  . . . . . . . . .     $ 4,902         $ 5,399
           Promissory note, 7.50%, due August 1996  . . . . . . . . . . .       1,313           1,500
           Promissory note, 8%, due March 1998  . . . . . . . . . . . . .         500             500
                                                                              -------         -------
                                                                                6,715           7,399
     Textile Products
           Revolving credit facility, prime + .5%, due August 1997  . . .       8,875           7,975
           Equipment financing, 10%, due  December 1996 . . . . . . . . .         430             476
                                                                              -------         -------
                                                                                9,305           8,451
     Hotels
           Term loan, base + 2%, due December 1995  . . . . . . . . . . .       6,267           6,504
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . . . .       5,200           5,200
           Non-interest bearing obligation, due March 1997  . . . . . . .         500             500
                                                                              -------         -------
                                                                               11,967          12,204
     Associated Companies
           Line of credit, prime + .75%, due April 1995 . . . . . . . . .       5,250           6,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . . . .       4,000           4,000
                                                                              -------         -------
                                                                                9,250          10,000
                                                                              -------         -------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $37,237         $38,054
                                                                              =======         =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994
                                  (UNAUDITED)




Further information regarding loans payable is provided below:

Real Estate

    Office-retail property. The Company's United Kingdom office-retail property is collateral for a L.3,000,000 term loan with the London Branch of The First National Bank of Boston ("FNBB"). At July 31, 1994 the principal balance was L.3,500,000. An extension of the term loan was completed in August 1994, with significant terms as follows: (i) interest rate equal to libor plus 2.5%, (ii) maturity date of August 1995 , and (iii) reduction of the loan to L.3,000,000 by application of a L.500,000 restricted cash deposit.

    HRP litigation settlement. The Company issued a note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, which is discussed in Note 18 to the Company's 1994 Form 10-K. Monthly principal payments of $62,500 are required from September 1994. The outstanding balance at October 31, 1994 was $1,313,000.

    Term note. In connection with the resolution of an obligation related to the Company's hotel affiliate, Integra-A Hotel and Restaurant Company, the Company issued a $500,000 term note. The note is secured by a pledge of all of the Company's 446,345 HRP limited partner units.

  Energy

    The Company's 63%-owned (on a fully-diluted basis) Hallwood Energy Corporation subsidiary ("HEC") has no direct indebtedness. Reflected in the consolidated balance sheets are HEC's share of the long term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP").

  Textile Products

    Brookwood revolver. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") entered into a two-year revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase") in the amount of $13,500,000 (the "Brookwood Revolver"). At that time the Company agreed to subordinate its $1,000,000 remaining intercompany bridge loan receivable from this subsidiary to the Brookwood Revolver. The Brookwood Revolver is collateralized by accounts receivable and the industrial equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended which extended the expiration date to August 1997, reduced the interest to one-half percent over prime or libor plus 2.25%, permitted the repayment of the Company's $1,000,000 balance of bridge financing and changed certain of the financial covenants. The outstanding balance at October 31, 1994 was $8,875,000.

    Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at October 31, 1994 was $430,000.

  Hotels

    Lido Beach Holiday Inn Hotel. In December, 1992, the Company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn Hotel in the amount of $8,000,000, for three years with an additional two-year option (the "Term Loan"). The Term Loan is secured by the pledge of all the capital stock of a special- purpose subsidiary, The Lido Beach Hotel, Inc. The principal assets of this subsidiary are the aforementioned hotel and three residential mortgage loan portfolios. The outstanding balance of the Term Loan at October 31, 1994 was $6,267,000.

    Tulsa, Oklahoma Residence Inn by Marriott. In October 1994 the Company entered into a mortgage loan with MBO Properties, Inc. in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994
                                  (UNAUDITED)




    Other. The $500,000 obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement described in Note 8 of the Company's 1994 Form 10-K. It is payable in three equal annual installments in the amount of $166,667 on March 8, 1995, 1996 and 1997.

  Associated Companies

    Line of credit. On April 19, 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services, Inc. in the maximum commitment amount of $6,000,000. The proceeds from the line of credit were used to repay a former margin loan with Prudential Securities Incorporated. Significant terms are (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; and (iii) collateral - 1,439,365 shares of ShowBiz common stock. In August 1994, the Company reduced the line of credit by $750,000 to $5,250,000. Availability from the line of credit is limited to 50% of the market value of the pledged shares of ShowBiz stock, or $5,937,000 (based upon the closing price of $8.25 per share at October 31, 1994). The outstanding balance at October 31, 1994 was $5,250,000.

    Integra Unsecured Creditors' Trust. The Company issued a $4,000,000 note payable to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are
  (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; and (iii) collateral - 344,828 shares of ShowBiz common stock.

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

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

    In April 1994 the Company repurchased 7% Debentures having a principal value of $2,174,000 for $1,526,000. The repurchase partially satisfies the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996 and an additional 15% of the original issue ($4,122,000) prior to March 1998.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994
                                  (UNAUDITED)




  Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                     October 31,        July 31,
                             Description                                1994              1994
                             -----------                             ----------        ----------
           7% Debentures (face value) . . . . . . . . . . . .           $25,306           $25,306
           Unrecognized gain from purchases and exchange,
             net of $902 and $766 accumulated amortization,
             respectively . . . . . . . . . . . . . . . . . .             3,318             3,454
           Elimination of debentures owned by HEC . . . . . .            (1,894)           (1,894)
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . .           $26,730          $ 26,866
                                                                        =======          ========

           13.5% Debentures (face value)
             1989 Series  . . . . . . . . . . . . . . . . . .           $18,203           $18,203
             1991 Series  . . . . . . . . . . . . . . . . . .             2,310             2,310
             1992 Series  . . . . . . . . . . . . . . . . . .             2,389             2,389
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . .           $22,902           $22,902
                                                                        =======           =======

6.   INCOME TAXES

          The Company accounts for income taxes in accordance with SFAS No.
     109. The related deferred tax asset arises principally from the anticipated utilization of net operating loss carryforwards and tax credits at the statutory tax rate and other tax planning strategies.

          The following is a summary (in thousands) of the income tax provision (benefit):

                                                                           Three Months Ended
                                                                               October 31,
                                                                         ----------------------
                                                                           1994          1993
                                                                         --------      --------
              Federal
                    Deferred tax  . . . . . . . . . . . . . . . .           $450       $1,084
                    Current   . . . . . . . . . . . . . . . . . .             79           --

              State       . . . . . . . . . . . . . . . . . . . .             29           46
                                                                            ----       ------

                       Total  . . . . . . . . . . . . . . . . . .           $558       $1,130
                                                                            ====       ======


          The federal deferred tax charge for the three-month periods ended October 31, 1994 and 1993 are a result of a fluctuation in the valuation allowance, which is attributed to the decline in the value of certain assets considered in the Company's tax planning strategies. These strategies include the potential sale of the ShowBiz shares and certain other assets that would supplement income from operations.

          The amount of the deferred tax asset (net of the valuation allowance of $17,000,000) was $5,450,000 at October 31, 1994.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1994
                                  (UNAUDITED)




7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


         Supplemental schedule of noncash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                               Three Months Ended
                                                                                   October 31,
                                                                              --------------------
                                  Description                                   1994         1993
                             ---------------------                            --------     -------
           Recording of proportionate share of stockholders'
              equity transaction by ShowBiz . . . . . . . . . . . . . .           $47       $1,107

         Supplemental disclosures of cash payments:

                                  Description
                             ---------------------

           Interest paid (including capitalized interest) . . . . . . .        $4,118       $4,030
           Income taxes paid  . . . . . . . . . . . . . . . . . . . . .            82          204

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             RESULTS OF OPERATIONS

   The Company reported a net loss of $1,262,000 for the first fiscal 1995 quarter ended October 31, 1994, compared to a net loss of $1,340,000 in the same quarter last year.

   Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels, and restaurant business segments within those divisions.

   ASSET MANAGEMENT.

   Real estate.

   Revenue. Fee income of $858,000 for the fiscal 1995 first quarter decreased by $341,000 from the $1,199,000 reported in the year-ago quarter. The decrease was due to the significant level of leasing and construction activities in the prior-year period. Fee income is principally derived from the Company's asset management and property management services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

   Rental income from the United Kingdom office-retail property in the amount of $171,000 in the current-year quarter increased 11% from $153,000 in the prior-year quarter due to slightly higher occupancy of the retail space and a favorable foreign currency exchange rate fluctuation.

   Interest and discounts from mortgage loans for the fiscal 1995 first quarter declined 24% to $71,000, from $94,000, as a result of early repayments of loans in the Company's mortgage loan portfolio.

   The loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss recorded by HRP. For the current quarter the Company reported an $8,000 loss compared to a $210,000 loss in the quarter a year ago. The reduced loss is primarily due to the recording of a pro-rata share of losses with respect to the Company's investment in HRP limited partner units of $159,000 in the year ago quarter and zero in the current year quarter. Due to the recording of the Company's pro-rata share of losses recorded by HRP as prescribed by equity accounting, the carrying value of the investment in HRP's limited partner units has been reduced to zero; therefore, the Company no longer records its pro-rata share of losses as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses, however, before any equity income could be recognized in the future. See Note 2.

   Expenses. Administrative expenses declined 16% to $244,000 in the fiscal 1995 first quarter, compared to $290,000 in the year-ago quarter. The decline is primarily attributable to a reduction in leasing commissions resulting from the aforementioned reduced level of leasing activity and reduced professional fees.

   Depreciation and amortization expense of $243,000 for the fiscal 1995 first quarter decreased from $331,000 in the corresponding fiscal 1994 period. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of former property management contracts acquired by Hallwood Management Company and amortization of Hallwood Realty Corporation's general partner interest in HRP to the extent allocated to management rights. The decline is attributable to the expiration of amortization of acquired property management contracts in October 1993.

   Interest expense increased in the fiscal 1995 first quarter to $182,000 from $168,000 due to interest costs associated with a $1,500,000 promissory note issued in August 1994 to resolve the Equitec Rollup Litigation offset by lower interest costs due to the August 1994 renegotiation of the office-retail property loan with FNBB.

   The provision for loss of $11,000 in the current-year quarter is a result of the August 1994 sale of a land parcel in Flint, Michigan.

   Operating expenses were immaterial for the fiscal 1995 and 1994 periods.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   Energy.

   Revenue. The Company owns 63% of the common stock (on a fully diluted basis) of Hallwood Energy Corporation ("HEC"). HEC accounts for its investment in its Hallwood Energy Partners, L.P. ("HEP") affiliate using the proportionate consolidation method of accounting. HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC also holds approximately 7.3% of HEP's limited partner units. First quarter fiscal 1995 oil and gas revenues of $1,463,000 decreased 4%, compared to $1,519,000 in the year- ago quarter. Oil revenue for the quarter increased $108,000 to $587,000 due to an increase in the average price per barrel to $17.26 from $17.11 and an increase in production to 34,000 barrels from 28,000 barrels. Gas revenue for the quarter decreased $164,000 to $876,000 as a result of a decrease in production to 438,000 mcf from 528,000 mcf offset by a slight increase in the average gas price to $2.00 from $1.97 per mcf. The increase in oil production is a result of property acquisitions, partially offset by normal production declines. The decrease in gas production is due primarily to normal production declines, allowable limits and gas balancing situations during the fiscal 1995 quarter.

   Other income decreased to $157,000 for the quarter from $211,000, due to a decrease in HEC's share of HEP's gas marketing income. HEP has eliminated its gas marketing activities.

   Expenses. Depreciation, depletion and amortization expenses were $500,000 for the fiscal 1995 quarter and $487,000 for the year-ago quarter. The increase is primarily the result of higher capitalized costs in the fiscal 1995 quarter. Operating expenses decreased $35,000 to $383,000, compared to the fiscal 1994 amount of $418,000, due to decreased maintenance activity.

   Administrative expenses decreased by $59,000 for the quarter due to tax penalties and interest paid during the prior- year quarter.

   Interest expense decreased $28,000 to $86,000 during the fiscal 1995 first quarter as a result of HEP's lower average debt balance.

   Minority interest, which represents the interest of other common and preferred shareholders in the net income of HEC, decreased by $18,000 in the fiscal 1995 first quarter, due to HEC's repurchase of its own shares from minority shareholders for treasury since the 1994 first quarter.

   OPERATING SUBSIDIARIES.

   Textile products.

   Revenue. Sales decreased $998,000 in the fiscal 1995 first quarter to $16,986,000, compared to $17,984,000 in fiscal 1994. The 6% decrease in sales for the fiscal 1995 quarter was due to generally weak market conditions experienced by all divisions, especially in the Kenyon finishing plant and converting operations.

   Expenses. Cost of sales decreased by 5%, compared to the 6% decrease in sales in the fiscal 1995 first quarter from the comparable prior year quarter. The lower gross profit margin for the quarter (12.4% in fiscal 1995 compared to 13.2% in fiscal 1994) was principally the result of lower volume at the Kenyon finishing plant with its high level of fixed operating costs. Administrative and selling expenses increased 4% in the quarter to $1,936,000 from the comparable 1994 quarter due to the increased use of consultants on special projects in 1995. The reduction of interest expense of $10,000 for the quarter was the result of lower average borrowing in 1995 than in the comparable 1994 quarter, partially offset by higher interest rates in 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   Hotels.

   Revenue. Hotel revenues for the fiscal 1995 first quarter increased by $1,806,000, to $5,693,000, from the year-ago amount of $3,887,000. The increase is primarily due to the inclusion of revenue from Integra's Residence Inn by Marriott hotel investments, consisting of one fee-owned and two leasehold properties and management fees from two Residence inns managed for third-party owners (the "Integra Hotel Properties"). The Company acquired the Integra Hotel Properties in connection with Integra's emergence from bankruptcy in March 1994. Revenues from the acquired assets were $1,742,000 for the quarter. Considering only the three hotels owned by the Company for the comparable periods in fiscal 1995 and 1994, revenues increased by $64,000. The current quarter increase reflects the Company's election to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs. The higher rates were made possible by the Company's intensive capital expenditure program begun in fiscal 1993.

   Expenses. Operating expenses of $4,813,000 for the fiscal 1995 quarter increased by $1,217,000, or 34%, from the fiscal 1994 expenses of $3,596,000. The increase was primarily due to the inclusion of the Integra Hotel Properties. On a comparable basis for the first fiscal quarter, operating expenses decreased $54,000 reflecting the aforementioned marketing strategy. Depreciation and amortization increased $272,000 reflecting the capital expenditure program and the acquisition of the Integra Hotel Properties. Interest expenses increased by $137,000, due to interest of $130,000 on one of the Integra Hotels' properties and an increase of $7,000 on the FNBB Term Loan, which was a result of a higher average interest rate, offset by a declining principal balance.

   ASSOCIATED COMPANIES

   Revenue. Associated companies' income for the fiscal 1995 first quarter in the amount of $201,000 compares to income of $578,000 in fiscal 1994, due to a 74% decline in ShowBiz earnings. The Company records a pro-rata share of ShowBiz earnings using the equity accounting method.

   Expenses. Interest expense of $181,000 for the fiscal 1995 first quarter increased from the year-ago expense of $109,000 due to an increase in interest rates, and the issuance of a $4,000,000 note to the Integra Unsecured Creditors' Trust in March 1994.

   OTHER

   Revenue. Fee income in the current year quarter of $106,000 increased from $31,000 in the fiscal 1994 quarter, due to the commencement of a new consulting contract with a subsidiary of HEP. Interest on short-term investments of $46,000 for the fiscal 1995 first quarter declined in comparison with the prior year amount of $95,000 due to lower average invested cash balances.

   Expenses. The Company's net interest expense for the fiscal 1995 first quarter of $1,070,000 declined slightly from the prior year amount of $1,089,000, principally due to the repurchase and retirement of $2,174,000 principal amount of 7% Debentures in April 1994.

   Administrative expenses of $468,000 for the current year quarter were down from $562,000 in the comparable period last year, principally due to lower personnel costs and lower consulting fees.

   Income taxes. First quarter fiscal 1995 income tax expense of $558,000 includes a deferred federal tax expense of $450,000 and a current provision for federal and state taxes of $108,000, compared to a fiscal 1994 income tax expense of $1,130,000, which includes a deferred federal tax expense of $1,084,000 and a current provision of federal and state taxes of $46,000.

   As of July 31, 1994 the Company had approximately $65,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,300,000 of the NOLs prior to their ultimate expiration in the year 2009.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

   Management believes that the Company has certain tax planning strategies available, which include the potential sale of its ShowBiz shares, hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that it is more likely than not taxable income will be sufficient to utilize a significant portion of the NOLs before expiration, however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for significant utilization of the NOLs. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation.


                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's unrestricted cash and cash equivalents at October 31, 1994 totaled $4,490,000. Additionally, $783,000 of cash is restricted as to withdrawal by the Company, pursuant to terms of various loan agreements and hotel lease agreements.

   Although the Company's ShowBiz shares, having a market value of approximately $14,720,000 at October 31, 1994 (based upon the closing price on such date of $8.25 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,250,000 (balance at October 31, 1994) Merrill Lynch Business Financial Services, Inc. line of credit and the $4,000,000 note payable to the Integra Unsecured Creditors' Trust.

   The Company's real estate segment generates funds principally from its property management activities without significant additional capital costs. The mortgage loan portfolio is a source of liquidity; however the principal has been pledged to secure the unpaid balance of The Lido Beach Holiday Inn hotel Term Loan. At October 31, 1994, substantially all of the Company's real estate and mortgage loans were pledged to secure loan obligations.

   The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $4,056,000 at October 31, 1994. HEP's debt consists primarily of $33,800,000 of borrowings under a line of credit and note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

   At October 31, 1994 Brookwood maintained a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At October 31, 1994, Brookwood had $718,000 of unused borrowing capacity on its line of credit.

   The Company's hotel segment generates cash flow from operating six hotels (two Holiday Inns in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). Additional cash revenues are derived from a management contract for managing a Residence Inn located in Arizona.

   The Company hopes to be able to reinvest the proceeds of asset sales to increase profits and cash flows, and also to retire debentures and/or equity from time to time through open market purchases or negotiated transactions. The Lido Beach Holiday Inn hotel is currently under contract with a closing expected in early 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                          PART II - OTHER INFORMATION


Item
- - ----
  1        Legal Proceedings

           Reference is made to Note 3 to the Company's consolidated financial statements for discussion of pending litigation matters.

  2        Changes in Securities                                                                     None.

  3        Defaults upon Senior Securities                                                           None.

  4        Submission of Matter to a Vote of Security Holders                                        None.

  5        Other Information                                                                         None.

  6        Exhibits and Reports on Form 8-K

           (a) Exhibits:

                (i)   10.62   1994 Employee Stock Option for The Hallwood Group Incorporated         Pages 20 to 26

                (ii)  10.7    The First National Bank of Boston letter dated 31 August 1994, amending the Facility Letter and related Guaranty regarding
                              Hallwood Investment Company.                                           Pages 27 to 49

                (iii) 11      Statement Regarding Computation of Per Share Earnings.                 Page 50

                (iv)  27      Financial Data Schedule                                                Pages 51 to 52

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



                                             THE HALLWOOD GROUP INCORPORATED




Dated:  December 12, 1994                    By:      /s/ Melvin J. Melle
                                                 Melvin J. Melle, Vice President
                                                  (Duly Authorized Officer and
                                                     Principal Financial and
                                                       Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit
Number                         Description                                          Page
- - -------                        -----------                                          ----
10.62   1994 Employee Stock Option for The Hallwood Group Incorporated         Pages 20 to 26

10.7    The First National Bank of Boston letter dated 31 August 1994, amending the Facility Letter and related Guaranty regarding
        Hallwood Investment Company.                                           Pages 27 to 49

11      Statement Regarding Computation of Per Share Earnings.                 Page 50

27      Financial Data Schedule                                                Pages 51 to 52