Form 10-Q
period 1995-01-31
HALLWOOD GROUP INC
filed 1995-03-20
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                   FORM 10-Q


     MARK ONE
     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO ______________


FOR THE PERIOD ENDED JANUARY 31, 1995            COMMISSION FILE NUMBER:  1-8303


                                ----------------

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                                ----------------

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

      6,383,267 SHARES OF COMMON STOCK WERE OUTSTANDING AT FEBRUARY 28, 1995, INCLUDING 896,000 SHARES OWNED BY THE COMPANY'S HALLWOOD ENERGY CORPORATION SUBSIDIARY.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                               TABLE OF CONTENTS



 ITEM NO.                                           PART I - FINANCIAL INFORMATION                   PAGE
 --------                                           ------------------------------                   ----
       1             Financial Statements:

                     Consolidated Balance Sheets as of  January 31, 1995
                        and July 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .      3-4

                     Consolidated Statements of Operations for the
                        Six Months Ended January 31, 1995 and 1994  . . . . . . . . . . . . . . .      5-6

                     Consolidated Statements of Operations for the
                        Three Months Ended January 31, 1995 and 1994  . . . . . . . . . . . . . .      7-8

                     Consolidated Statements of Cash Flows for the
                        Six Months Ended January 31, 1995 and 1994  . . . . . . . . . . . . . . .        9

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . .    10-15

       2             Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   . . . . . . . . . . . . .    16-20



                                                     PART II - OTHER INFORMATION
                                                     ---------------------------


    1 thru 6         Exhibits, Reports on Form 8-K and Signature Page

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                January 31,     July 31,
                                                                                   1995           1994
                                                                                ----------     ----------
                                                                                (Unaudited)    (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,160      $  8,119
     Investments in HRP   . . . . . . . . . . . . . . . . . . . . . . . . .         6,552         6,927
     Mortgage loans, net  . . . . . . . . . . . . . . . . . . . . . . . . .         1,256         2,021
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .           335           406
                                                                                 --------      --------
                                                                                   16,303        17,473
  ENERGY
     Oil and gas properties, net  . . . . . . . . . . . . . . . . . . . . .        10,569        11,005
     Current assets of HEP  . . . . . . . . . . . . . . . . . . . . . . . .         1,760         2,976
     Noncurrent assets of HEP   . . . . . . . . . . . . . . . . . . . . . .         1,704         1,868
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         1,335         1,437
                                                                                 --------      --------
                                                                                   15,368        17,286
                                                                                 --------      --------
         TOTAL ASSET MANAGEMENT ASSETS  . . . . . . . . . . . . . . . . . .        31,671        34,759

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,558        12,910
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,863        12,723
     Property, plant and equipment, net   . . . . . . . . . . . . . . . . .         8,530         8,301
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,063           982
                                                                                 --------      --------
                                                                                   39,014        34,916
  HOTELS
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,878        22,784
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         2,266         3,671
                                                                                 --------      --------
                                                                                   14,144        26,455
                                                                                 --------      --------
         TOTAL OPERATING SUBSIDIARIES ASSETS  . . . . . . . . . . . . . . .        53,158        61,371

ASSOCIATED COMPANIES
     Investment in ShowBiz Pizza Time, Inc.   . . . . . . . . . . . . . . .        16,063        16,444
                                                                                 --------      --------
         TOTAL ASSOCIATED COMPANIES ASSETS  . . . . . . . . . . . . . . . .        16,063        16,444

OTHER
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         9,073         5,728
     Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . . . .         5,413         5,900
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           413         1,641
     Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .            18         1,482
                                                                                 --------      --------

         TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .        14,917        14,751
                                                                                 --------      --------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      $115,809      $127,325
                                                                                 ========      ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   January 31,      July 31,
                                                                                      1995            1994
                                                                                    --------        --------
                                                                                   (Unaudited)      (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,348        $  7,399
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            280             492
                                                                                    --------        --------
                                                                                       6,628           7,891
  ENERGY
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,675           7,153
     Long-term obligations of HEP   . . . . . . . . . . . . . . . . . . . . .          3,917           4,858
     Current liabilities of HEP   . . . . . . . . . . . . . . . . . . . . . .          2,879           2,470
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            154             148
                                                                                    --------        --------
                                                                                      13,625          14,629
                                                                                    --------        --------
         TOTAL ASSET MANAGEMENT LIABILITIES . . . . . . . . . . . . . . . . .         20,253          22,520

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .         10,210           6,079
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,303           8,451
                                                                                    --------        --------
                                                                                      19,513          14,530
  HOTELS
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,680          12,204
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          1,817           4,460
                                                                                    --------        --------
                                                                                       7,497          16,664
                                                                                    --------        --------
         TOTAL OPERATING SUBSIDIARIES LIABILITIES . . . . . . . . . . . . .           27,010          31,194

ASSOCIATED COMPANIES
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,000          10,000
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .               98              26
                                                                                    --------        --------
         TOTAL ASSOCIATED COMPANIES LIABILITIES . . . . . . . . . . . . . .            9,098          10,026

OTHER
     7% Collateralized Senior Subordinated Debentures   . . . . . . . . . .           26,593          26,866
     13.5% Subordinated Debentures  . . . . . . . . . . . . . . . . . . . .           22,902          22,902
     Interest and other accrued expenses  . . . . . . . . . . . . . . . . .            5,402           5,840
                                                                                    --------        --------
         TOTAL OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . .           54,897          55,608
                                                                                    --------        --------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .          111,258         119,348

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.10 par value; authorized 500,000 shares; unissued                --              --
     Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued 6,394,709 shares at both dates;
         outstanding 5,487,267 shares at both dates . . . . . . . . . . . .              639             639
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .           56,538          56,442
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (46,575)        (42,894)
     Equity adjustment from foreign currency translation  . . . . . . . . .              245              86
     Treasury stock, 907,442 shares at both dates; at cost  . . . . . . . .           (6,296)         (6,296)
                                                                                    --------        --------

            TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .            4,551           7,977
                                                                                    --------        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . .         $115,809        $127,325
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

               THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                                        January 31,
                                                                                    ------------------
                                                                                     1995        1994
                                                                                    -------    -------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,580    $  2,000
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352         271
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .       138         188
       Loss from investments in HRP   . . . . . . . . . . . . . . . . . . . . . .       (40)       (289)
                                                                                    -------    --------
                                                                                      2,030       2,170

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       503         598
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       486         574
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       355         336
       Provision for losses   . . . . . . . . . . . . . . . . . . . . . . . . . .        11          --
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .        10           7
                                                                                    -------    --------
                                                                                      1,365       1,515
                                                                                    -------    --------
           Income from real estate operations . . . . . . . . . . . . . . . . . .       665         655

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     2,816       2,921
       Other income (including intercompany
            amounts of $115 and $87, respectively)  . . . . . . . . . . . . . . .        97          73
                                                                                    -------    --------
                                                                                      2,913       2,994

       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .     1,058       1,039
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,025         668
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       694         695
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       171         186
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13)        126
                                                                                    -------    --------
                                                                                      2,935       2,714
                                                                                    -------    --------
           Income (loss) from energy operations . . . . . . . . . . . . . . . . .       (22)        280
                                                                                    -------    --------
           INCOME FROM ASSET MANAGEMENT OPERATIONS  . . . . . . . . . . . . . . .       643         935

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,168      32,908

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31,002      28,947
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     2,786       2,656
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,033       1,010
       Interest (including intercompany amounts of $16 and $40, respectively)   .       338         293
                                                                                    -------    --------
                                                                                     35,159      32,906
                                                                                    -------    --------
           Income from textile products operations  . . . . . . . . . . . . . . .         9           2





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Six Months Ended
                                                                                         January 31,
                                                                                    --------------------
                                                                                       1995       1994
                                                                                    --------    --------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,301    $  7,800
       Gain on sale of hotel  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,164          --
                                                                                    --------    --------
                                                                                      13,465       7,800

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,617       7,150
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .      1,344         869
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        621         335
                                                                                    --------    --------
                                                                                      11,582       8,354
                                                                                    --------    --------
           Income (loss) from hotel operations  . . . . . . . . . . . . . . . . .      1,883        (554)
                                                                                    --------    --------
           INCOME (LOSS) FROM OPERATING SUBSIDIARIES  . . . . . . . . . . . . . .      1,892        (552)

ASSOCIATED COMPANIES
       Income (loss) from investments in ShowBiz  . . . . . . . . . . . . . . . .       (477)        580

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        342         214
                                                                                    --------    --------
           INCOME (LOSS) FROM ASSOCIATED COMPANIES  . . . . . . . . . . . . . . .       (819)        366

OTHER
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        212          62
       Interest on short-term investments and other income  . . . . . . . . . . .         92         187
       Recovery from investment in Alliance Bancorporation  . . . . . . . . . . .         --       1,703
                                                                                    --------    --------
                                                                                         304       1,952

       Interest (net of intercompany amounts of $131 and $127, respectively)  . .      2,216       2,184
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      2,701       1,115
                                                                                    --------    --------
                                                                                       4,917       3,299
                                                                                    --------    --------
           OTHER LOSS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,613)     (1,347)
                                                                                    --------    --------

       Loss before income taxes   . . . . . . . . . . . . . . . . . . . . . . . .     (2,897)       (598)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        784       1,190
                                                                                    --------    --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,681)   $ (1,788)
                                                                                    ========    ========

PER COMMON SHARE (PRIMARY)
           Net loss per common share  . . . . . . . . . . . . . . . . . . . . . .   $  (0.67)   $  (0.33)
                                                                                    ========    ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                        January 31,
                                                                                    ------------------
                                                                                      1995      1994
                                                                                    -------    -------

ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   722        $801
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       181         118
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .        67          94
       Loss from investments in HRP   . . . . . . . . . . . . . . . . . . . . . .       (32)        (79)
                                                                                    -------    --------
                                                                                        938         934

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       259         308
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       243         243
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       173         168
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         3           4
                                                                                    -------    --------
                                                                                        678         723
                                                                                    -------    --------
           Income from real estate operations . . . . . . . . . . . . . . . . . .       260         211

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     1,353       1,402
       Other income (loss) (including intercompany
            amounts of $57 and $43, respectively) . . . . . . . . . . . . . . . .       (60)       (138)
                                                                                    -------    --------
                                                                                      1,293       1,264

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       839         423
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .       558         552
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       311         277
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (147)        (26)
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        85          72
                                                                                    -------    --------
                                                                                      1,646       1,298
                                                                                    -------    --------
           Loss from energy operations  . . . . . . . . . . . . . . . . . . . . .      (353)        (34)
                                                                                    -------    --------
           INCOME (LOSS) FROM ASSET MANAGEMENT OPERATIONS . . . . . . . . . . . .       (93)        177

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,182      14,924

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,114      13,339
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,354       1,303
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       529         501
       Interest (including intercompany amounts of $-0- and $20 respectively)   .       178         123
                                                                                    -------    --------
                                                                                     18,175      15,266
                                                                                    -------    --------
           Income (loss) from textile products operations . . . . . . . . . . . .         7        (342)





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                   -----------------------
                                                                                      1995         1994
                                                                                   ----------    ---------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,608      $3,913
       Gain on sale of hotel  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,164          --
                                                                                    --------    --------
                                                                                       7,772       3,913

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,804       3,554
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        696         493
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        313         164
                                                                                    --------    --------
                                                                                       5,813       4,211
                                                                                    --------    --------
           Income (loss) from hotel operations  . . . . . . . . . . . . . . . . .      1,959        (298)
                                                                                    --------    --------
           INCOME (LOSS) FROM OPERATING SUBSIDIARIES  . . . . . . . . . . . . . .      1,966        (640)

ASSOCIATED COMPANIES
       Income (loss) from investments in ShowBiz  . . . . . . . . . . . . . . . .       (678)          2

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        161         105
                                                                                    --------    --------
           LOSS FROM ASSOCIATED COMPANIES . . . . . . . . . . . . . . . . . . . .       (839)       (103)

OTHER
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        106          31
       Interest on short-term investments and other income  . . . . . . . . . . .         46          93
       Recovery from investment in Alliance Bancorporation  . . . . . . . . . . .         --       1,703
                                                                                    --------    --------
                                                                                         152       1,827

       Interest (net of intercompany amounts of $57 and $63, respectively)  . . .      1,146       1,095
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      2,233         553
                                                                                    --------    --------
                                                                                       3,379       1,648
                                                                                    --------    --------
           OTHER INCOME (LOSS), NET . . . . . . . . . . . . . . . . . . . . . . .     (3,227)        179
                                                                                    --------    --------

       Loss before income taxes   . . . . . . . . . . . . . . . . . . . . . . . .     (2,193)       (387)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        226          60
                                                                                    --------    --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (2,419)   $   (447)
                                                                                    ========    ========

PER COMMON SHARE (PRIMARY)
           Net loss per common share  . . . . . . . . . . . . . . . . . . . . . .   $  (0.44)   $  (0.09)
                                                                                    ========    ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Six Months Ended
                                                                                               January 31,
                                                                                         ---------------------
                                                                                             1995      1994
                                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(3,681)  $(1,788)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . . . . . .        3,420     3,037
     Gain from sale of real estate and hotels   . . . . . . . . . . . . . . . . . . .       (2,153)   (1,703)
     Net change in accrued interest on 13.5% Debentures   . . . . . . . . . . . . . .       (1,525)   (1,530)
     Distributions from energy affiliate  . . . . . . . . . . . . . . . . . . . . . .        1,338     1,177
     Undistributed income from energy affiliate   . . . . . . . . . . . . . . . . . .       (1,242)   (1,679)
     Mortgage loans assigned to plaintiff in litigation settlement  . . . . . . . . .          592        --
     Equity in net income/(loss) of associated company/affiliate  . . . . . . . . . .          517      (291)
     Net change in deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . .          487     1,083
     Amortization of deferred gain from debenture exchange  . . . . . . . . . . . . .         (273)     (290)
     Proceeds from collections of mortgage loans  . . . . . . . . . . . . . . . . . .          195       355
     Amortization of mortgage loan discounts  . . . . . . . . . . . . . . . . . . . .          (22)      (25)
     Net change in other assets and liabilities   . . . . . . . . . . . . . . . . . .       (1,256)     (506)
     Net change in textile products assets and liabilities  . . . . . . . . . . . . .          230     3,301
     Net change in energy assets and liabilities  . . . . . . . . . . . . . . . . . .         (222)       70
                                                                                           -------   -------

       Net cash provided by (used in) operating activities  . . . . . . . . . . . . .       (3,595)    1,211

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate and hotel assets   . . . . . . . . . . . . . . .       14,067        --
   Capital expenditures and acquisition of real estate and hotels   . . . . . . . . .         (856)     (716)
   Investments in textile products property and equipment   . . . . . . . . . . . . .         (731)     (326)
   Proceeds from sale of marketable securities  . . . . . . . . . . . . . . . . . . .          610        --
   Proceeds from sale of insurance contracts  . . . . . . . . . . . . . . . . . . . .          229       522
   Net change in restricted cash for investing activities   . . . . . . . . . . . . .           32       465
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . .          (17)      (64)
   Disbursements related to Integra - asset held for sale   . . . . . . . . . . . . .           --    (1,062)
   Investments in associated company/affiliate  . . . . . . . . . . . . . . . . . . .           --        (9)
                                                                                           -------   -------

       Net cash provided by (used in) investing activities  . . . . . . . . . . . . .       13,334    (1,190)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . . . . . .          945        --
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . .       (8,763)   (4,006)
   Net change in restricted cash for financing activities   . . . . . . . . . . . . .        1,432       165
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . .           --    (1,454)
   Payment of loan fees and financing costs   . . . . . . . . . . . . . . . . . . . .           --        (2)
                                                                                           -------   -------

       Net cash (used in) financing activities  . . . . . . . . . . . . . . . . . . .       (6,386)   (5,297)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . .           (8)        3
                                                                                           -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .        3,345    (5,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . .        5,728    11,837
                                                                                           -------   -------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .      $ 9,073   $ 6,564
                                                                                           =======   =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)



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

2. INVESTMENTS IN ASSOCIATED COMPANIES AND AFFILIATE (DOLLAR AMOUNTS IN
   THOUSANDS)

                                                                                                  Income (loss) from
                                        As of January 31, 1995              Amount at             investments for the
                                        --------------------------      which carried at,           six months ended
                                                          Cost or    -----------------------          January  31,
       Business segments and               Number of      ascribed   January 31,    July 31,     -----------------------
     description of investment          shares or units    value       1995          1994          1995          1994
- -----------------------------------     ---------------  --------    -------       -------      --------      ---------
ASSET MANAGEMENT
REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (A)
   -- General partner interest                 --         $8,650     $ 6,552       $ 6,927      $   (40)       $  (130)
   -- Limited partner units . .            89,269            906          --            --            --          (159)
                                                          ------     -------       -------       -------       -------

     Totals . . . . . . . . . .                           $9,556     $ 6,552       $ 6,927      $   (40)       $  (289)
                                                          ======     =======       =======      =======        =======

ASSOCIATED COMPANIES
   SHOWBIZ PIZZA TIME, INC. (B)
   -- Common stock  . . . . . .         1,784,193         $5,438     $16,063       $16,444       $ (477)        $  580
                                                          ======     =======       =======       ======         ======

   (A) As of January 31, 1995, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest, and the Company owned a 5% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

        The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The former owner initially retained the property management rights for a three-year period following the November 1, 1990 sale. On June 1, 1991 the Company purchased the retained property management rights from the former owner for the balance of the three-year period, and, as of October 31, 1993, had fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the six months ended January 31, 1995 such amortization was $336,000.

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

        As further discussed in Note 4, the Company has pledged its 89,269 HRP limited partner units to collateralize a $500,000 note payable.

        On the effective date of March 3, 1995 HRP completed a one-for-five reverse split of its limited partner units. Concurrent with the reverse split, the Company purchased 30,000 limited partner units (estimated to be the number of fractional units to be purchased by HRP as a result of such reverse split) for a price of $356,000. The number of units and value per unit listed herein have been adjusted for the effect of the reverse split.

   (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), on the equity method of accounting. The Company also records its pro-rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $96,000 for the six months ended January 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)



          As of January 31, 1995, the Company owned approximately 15% of ShowBiz, and all of its ShowBiz shares are pledged to secure certain loans payable as discussed in Note 4.

The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at January 31, 1995 were:

                                                                               AMOUNT PER SHARE
                                                                             --------------------
                                                                             MARKET      CARRYING
                                                                             PRICE         VALUE
                                                                            -------      --------
           HRP limited partner units  . . . . . . . . . . . . . . . . . .    $10.62          --
           ShowBiz common shares  . . . . . . . . . . . . . . . . . . . .      9.87        $9.00


   The general partner interest in HRP is not publicly traded.

3. LITIGATION, CONTINGENCIES AND COMMITMENTS

      Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1994.

      In February 1995, the Company entered into agreements to settle the following three lawsuits styled: (1) Louis G. Reese, Inc. et al. v. The Hallwood Group Incorporated et al, which was filed in the Fourteenth District Court of Dallas County, Texas; (2) European American Reinsurance Corporation v. The Hallwood Group Incorporated et al, which was also filed in the Fourteenth District Court of Dallas County, Texas; and (3) Hermitage Hotel, Ltd., L.P. v. The Hallwood Group Incorporated et al, which was filed in the 101st District Court of Dallas County, Texas. Pursuant to these settlement agreements, the Company has agreed to pay an aggregate of $425,000 in cash and to issue 250,000 shares of a newly designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock will be entitled to dividends in an annual amount of $0.20 per share. Dividends will be cumulative for the first five years, and restricts the payment of cash dividends on any common stock before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock will also have dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock will not be entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

      The Reese settlement is subject to final approval by the court in which it was filed. The Company will place the consideration to be paid to the plaintiffs in escrow pending court approval.

      In January 1995, the Company settled the lawsuit styled Third National Bank in Nashville, Trustee v. The Hallwood Group Incorporated filed in the United States District Court for the Middle District of Tennessee. Pursuant to the settlement, the court has dismissed this action with prejudice.
   Terms of the settlement are confidential. The Company did not incur any additional charge in excess of the amount previously reserved for this matter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)



4. LOANS PAYABLE

   Loans payable at the balance sheet dates (in thousands):

                                                                             January 31,      July 31,
                                                                                1995            1994
                                                                             ----------      ----------
     Real Estate
           Term loan, libor plus 2.5%, due August 1995  . . . . . . . . .     $ 4,723         $ 5,399
           Promissory note, 7.50%, due August 1996  . . . . . . . . . . .       1,125           1,500
           Promissory note, 8%, due March 1998  . . . . . . . . . . . . .         500             500
                                                                              -------         -------
                                                                                6,348           7,399
     Textile Products
           Revolving credit facility, prime + .5%, due August 1997  . . .       8,920           7,975
           Equipment financing, 10%, due  December 1996 . . . . . . . . .         383             476
                                                                              -------         -------
                                                                                9,303           8,451
     Hotels
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . . . .       5,180           5,200
           Non-interest bearing obligation, due March 1997  . . . . . . .         500             500
           Term loan, base + 2%, repaid January 1995  . . . . . . . . . .          --           6,504
                                                                              -------         -------
                                                                                5,680          12,204
     Associated Companies
           Line of credit, prime + .75%, due April 1995 . . . . . . . . .       5,000           6,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . . . .       4,000           4,000
                                                                              -------         -------
                                                                                9,000          10,000
                                                                              -------         -------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $30,331         $38,054
                                                                              =======         =======

Further information regarding loans payable is provided below:

Real Estate

    Office-retail property. The Company's United Kingdom office-retail property is collateral for a L.3,000,000 term loan with the London Branch of The First National Bank of Boston ("FNBB"). At July 31, 1994 the principal balance was L.3,500,000. An extension of the term loan was completed in August 1994, with significant terms as follows: (i) interest rate equal to libor plus 2.5%, (ii) maturity date of August 1995, and (iii) reduction of the loan principal to L.3,000,000 by application of a L.500,000 restricted cash deposit.

    HRP litigation settlement. The Company issued a note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, which is discussed in Note 18 to the Company's 1994 Form 10-K. Monthly principal payments of $62,500 are required from September 1994. The outstanding balance at January 31, 1995 was $1,125,000.

    Term note. In connection with the resolution of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a $500,000 term note. The note is secured by a pledge of all of the Company's 89,269 HRP limited partner units.

  Energy

    The Company's 63%-owned (on a fully-diluted basis) Hallwood Energy Corporation subsidiary ("HEC") has no direct indebtedness. Reflected in the consolidated balance sheets are HEC's share of the long term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP").

  Textile Products

    Brookwood revolver. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") entered into a two-year revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase") in the amount of $13,500,000 (the "Brookwood Revolver"). At that time the Company agreed to subordinate its $1,000,000 remaining intercompany bridge loan receivable from this subsidiary to the Brookwood Revolver. The Brookwood Revolver is collateralized by accounts receivable and the industrial equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended which extended the expiration date to August 1997, reduced the interest to one-half

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)



  percent over prime or libor plus 2.25%, permitted the repayment of the Company's $1,000,000 balance of bridge financing and changed certain of the financial covenants. The outstanding balance at January 31, 1995 was $8,920,000.

    Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at January 31, 1995 was $383,000.

  Hotels

    Lido Beach Holiday Inn Hotel. In December, 1992, the Company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn hotel in the amount of $8,000,000, for three years with an additional two-year option (the "Term Loan"). The Term Loan was secured by the pledge of all the capital stock of a special-purpose subsidiary, The Lido Beach Hotel, Inc. The principal assets of the subsidiary were the aforementioned hotel and three residential mortgage loan portfolios. Concurrent with the sale of the hotel in January 1995 the loan was repaid in full and the pledge was released.

    Tulsa, Oklahoma Residence Inn by Marriott. In October 1994 the Company entered into a mortgage loan with MBO Properties, Inc. in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at January 31, 1995 was $5,180,000.

    Other. The $500,000 obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement described in Note 8 of the Company's 1994 Form 10-K. It is payable in three equal annual installments in the amount of $166,667 on March 8, 1995, 1996 and 1997.

  Associated Companies

    Line of credit. On April 19, 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services Inc. in the maximum commitment amount of $6,000,000. The proceeds from the line of credit were used to repay a former margin loan with Prudential Securities Incorporated. Significant terms are (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; and (iii) collateral - 1,439,365 shares of ShowBiz common stock. Since July 31, 1994, the Company reduced the line of credit by $1,000,000. Availability from the line of credit is limited to 50% of the market value of the pledged shares of ShowBiz stock, or $6,000,000 (based upon the closing price of $9.875 per share at January 31, 1995). The outstanding balance at January 31, 1995 was $5,000,000.

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

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

    7% collateralized senior subordinated debentures. On March 1, 1993, the Company completed an exchange offer whereby 13.5% Debentures, as defined below, in the aggregate principal amount of $27,481,000 were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased $14,538,000 of certain of its 13.5% Debentures at 80% of face value. Interest on the $27,481,000 principal amount of the 7% Debentures accrued from March 2, 1993, and is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital stock of certain wholly- owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged stocks consist of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase.

    In April 1994 the Company repurchased 7% Debentures having a principal value of $2,174,000 for $1,526,000. The repurchase partially satisfied the Company's obligation to retire 10% of the original issue

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)



  ($2,748,000) prior to March 1996 and an additional 15% of the original issue ($4,122,000) prior to March 1998.

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

    Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                     January 31,        July 31,
                             Description                                1995              1994
                             -----------                             ----------        ----------
           7% Debentures (face value) . . . . . . . . . . . .           $25,306           $25,306
           Unrecognized gain from purchases and exchange,
             net of $903 and $766 accumulated amortization,
             respectively . . . . . . . . . . . . . . . . . .             3,181             3,454
           Elimination of debentures owned by HEC . . . . . .            (1,894)           (1,894)
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . .           $26,593           $26,866
                                                                        =======           -------

           13.5% Debentures (face value)
             1989 Series  . . . . . . . . . . . . . . . . . .           $18,203           $18,203
             1991 Series  . . . . . . . . . . . . . . . . . .             2,310             2,310
             1992 Series  . . . . . . . . . . . . . . . . . .             2,389             2,389
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . .           $22,902           $22,902
                                                                        =======           =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)



6.   INCOME TAXES

           The Company accounts for income taxes in accordance with SFAS No.
     109. The related deferred tax asset arises principally from the anticipated utilization of net operating loss carryforwards and tax credits at the statutory tax rate and other tax planning strategies.

           The following is a summary (in thousands) of the income tax provision:

                                                 Six Months Ended         Three Months Ended
                                                     January 31,              January 31,
                                               ---------------------   -----------------------
                                                 1995      1994            1995        1994
                                               --------- -----------     ----------  ----------
Federal
     Deferred  . . . . . . . . . . . . . . .     $487       $1,083        $  37         $ --
     Current   . . . . . . . . . . . . . . .      133           --           54           --

State  . . . . . . . . . . . . . . .              164          107          135           60
                                                 ----       ------        -----          ---

     Total  . . . . . . . . . . . . . . .        $784       $1,190        $ 226          $60
                                                 ====       ======        =====          ===

           The federal deferred tax charges are the result of fluctuations in the valuation allowance arising from changes in the Company's tax planning
     strategies.   Reductions in the market price of ShowBiz common stock were the principal changes considered for the six month periods in fiscal 1995 and 1994, resulting in charges of $487,000 and $1,083,000, respectively. For the three-month period in fiscal 1995, the $37,000 net deferred tax charge relates principally to a charge of approximately $741,000 relating to the realized gain on sale of the Lido Beach Holiday Inn hotel, substantially offset by a benefit of $(704,000) relating to increased valuations of the remaining hotel assets. The federal current charge relates to amounts payable under the alternative minimum tax. The amount of the deferred tax asset (net of the valuation allowance of $17,000,000) was $5,413,000 at January 31, 1995.

           State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

           The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                                 Six Months Ended
                                                                                   January 31,
                                                                             ----------------------
                                  Description                                   1995         1994
                             ---------------------                            --------     -------
         Supplemental schedule of noncash investing and
           financing activities:

           Mortgage loans assigned to plaintiff in connection
              with litigation settlement  . . . . . . . . . . . . . . .          $592     $     --
           Recording of proportionate share of stockholders'
              equity transaction by ShowBiz . . . . . . . . . . . . . .            96        1,333

         Supplemental disclosures of cash payments:

                                  Description
                             ---------------------

           Interest paid (including capitalized interest) . . . . . . .        $5,747       $4,922
           Income taxes paid  . . . . . . . . . . . . . . . . . . . . .           210          146


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


                             RESULTS OF OPERATIONS

   The Company reported a net loss of $2,419,000 for the second fiscal 1995 quarter ended January 31, 1995, compared to a net loss of $447,000 in the prior-year quarter. The six-month net loss of $3,681,000, compares to a net loss of $1,788,000 of the prior-year period.

   Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels, and restaurant business segments within those divisions.

   ASSET MANAGEMENT.

   Real estate.

   Revenue. Fee income of $722,000 for the fiscal 1995 second quarter decreased by $79,000 from the $801,000 reported in the year- ago quarter. Fee income of $1,580,000 for the six months decreased by $420,000 from the similar period a year ago. The decreases were due to the higher level of leasing and construction activities in the prior-year periods. Fee income is principally derived from the Company's asset management and property management services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

   Rental income from the United Kingdom office-retail property in the amount of $181,000 in the current-year quarter increased 53% from $118,000 in the prior-year quarter due to higher occupancy of the retail space, a $51,000 tenant receivable writeoff recorded in the fiscal 1994 quarter and a favorable foreign currency exchange rate fluctuation. Rental income for the six-month period increased to $352,000 from $271,000 for the same reasons.

   Interest and discounts from mortgage loans for the fiscal 1995 second quarter declined 29% to $67,000, from $94,000, as a result of early repayments of loans in the Company's mortgage loan portfolio. The comparative six-month amounts were $138,000 and $188,000 for the 1995 and 1994 periods. In connection with the January 1995 settlement of the lawsuit styled Third National Bank in Nashville, Trustee, v. The Hallwood Group Incorporated, the Company directly assigned a portion of the mortgage loan portfolio (approximately 34%) to the plaintiff as part of the negotiated settlement. This assignment will result in reduced interest income in the future.

   The loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss recorded by HRP. For the current quarter the Company reported a $32,000 loss compared to a $79,000 loss in the quarter a year ago. The comparative six-month amounts were losses of $40,000 and $289,000 for the 1995 and 1994 periods, respectively. The reduced loss is primarily due to the recording of a pro-rata share of losses with respect to the Company's investment in HRP limited partner units of $159,000 in the year ago six-month period and zero in the current year period. Due to the recording of the Company's pro-rata share of losses recorded by HRP as prescribed by equity accounting, the carrying value of the investment in HRP's limited partner units has been reduced to zero; therefore, the Company no longer records its pro-rata share of losses as the Company is not liable for any additional amounts. The Company would have to recover such unrecognized losses, however, before any equity income could be recognized in the future. See Note 2.

   Expenses. Administrative expenses declined 16% to $259,000 in the fiscal 1995 second quarter, compared to $308,000 in the year- ago quarter. Administrative expenses for the six-month period decreased to $503,000 from $598,000. The decline is primarily attributable to a reduction in leasing commissions resulting from the aforementioned reduced level of leasing activity and reduced professional fees.

   Depreciation and amortization expense of $243,000 for the fiscal 1995 second quarter and $486,000 for the six-month period compared to $243,000 and $574,000 in the corresponding fiscal 1994 periods. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of former property management contracts acquired by Hallwood Management Company and amortization of Hallwood Realty Corporation's general partner interest in HRP to the extent allocated to management rights. The decline is attributable to the expiration of amortization of acquired property management contracts in October 1993.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


   Interest expense increased in the fiscal 1995 second quarter to $173,000 from $168,000 and for the six-month period increased to $355,000 from $336,000, due to a $1,500,000 promissory note issued in August 1994 to resolve the Equitec Rollup Litigation, offset by lower interest costs due to the August 1994 extension of the office-retail property loan with FNBB.

   The provision for loss of $11,000 in the current-year period is a result of the August 1994 sale of a land parcel in Flint, Michigan.

   Operating expenses were immaterial for the fiscal 1995 and 1994 periods.

   Energy.

   Revenue. The Company owns 63% of the common stock (on a fully diluted basis) of Hallwood Energy Corporation ("HEC"). HEC accounts for its investment in its Hallwood Energy Partners, L.P. ("HEP") affiliate using the proportionate consolidation method of accounting. HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC also holds approximately 7.3% of HEP's limited partner units. Second quarter fiscal 1995 oil and gas revenues of $1,353,000 decreased 3%, compared to $1,402,000 in the year-ago quarter. For the six-months, the comparison of oil and gas revenues was $2,816,000 in the current year and $2,921,000 in the year-ago period. Oil revenue for the six months increased $206,000 to $1,085,000, due to a decrease in the average price per barrel to $16.19 from $16.90 offset by an increase in production to 67,000 barrels from 52,000 barrels. Gas revenue for the six months decreased $311,000 to $1,731,000, as a result of a decrease in production to 1,010,000 mcf from 1,022,000 mcf combined with a decrease in the average gas price to $1.71 from $1.98 per mcf. The increase in oil production is a result of property acquisitions, partially offset by normal production declines. The decrease in gas production is due to normal production declines, allowable production limits and gas balancing situations during the fiscal 1995 period.

   Other income (loss) decreased to $(60,000) for the quarter from $(138,000), due to a decrease in HEC's share of HEP's gas marketing income, which resulted from the elimination of HEP's gas marketing activities. For the six-months, other income increased by $24,000 due to an increase in HEP's facilities income arising from the connection of several wells in New Mexico.

   Expenses. Depreciation, depletion and amortization expenses were $558,000 for the fiscal 1995 quarter and $1,058,000 for the six months. A year ago the comparable expenses were $552,000 and $1,039,000, respectively. The increase is primarily the result of higher capitalized costs in the fiscal 1995 period. Operating expenses increased $34,000 to $311,000 for the three months and decreased $1,000 to $694,000 for the six months compared to the fiscal 1994 periods, primarily due to property acquisitions and increased ad valorem taxes and salt water disposal costs.

   Administrative expenses increased $416,000 to $839,000 for the three months and increased $357,000 to $1,025,000 for the six months compared to the fiscal 1994 periods, primarily due to the litigation settlement of an affiliate in the amount of $308,000 recorded in the second fiscal 1995 quarter.

   Interest expense increased by $13,000 to $85,000 during the fiscal 1995 second quarter and decreased by $15,000 to $171,000 for the six-month period as a result of HEP's lower average debt balance, which was partially offset by higher interest costs.

   Minority interest, which represents the interest of other common and preferred shareholders in the net income of HEC, decreased in the fiscal 1995 second quarter, due to HEC's repurchase of its own shares from minority shareholders for treasury since the 1994 second quarter and reduced net income from energy operations.

   OPERATING SUBSIDIARIES.

   Textile products.

   Revenue. Sales increased $3,258,000 in the fiscal 1995 second quarter to $18,182,000, compared to $14,924,000 in fiscal 1994. The comparative six month sales increased to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


$35,168,000 in fiscal 1995 from $32,908,000 in fiscal 1994. The increase in sales for the fiscal 1995 periods was due to improved market conditions in 1995. Sales in the fiscal 1994 second quarter were depressed due to the adverse impact of a strike at a principal supplier.

   Expenses. Cost of sales increased by $2,775,000, or 21%, compared to the 22% increase in sales in the fiscal 1995 second quarter from the comparable prior year quarter. The higher gross profit margin for the quarter (11.4% in fiscal 1995 compared to 10.6% in fiscal 1994) was principally the result of improved performance at the Kenyon finishing plant. The comparable gross profit margins for the six-month periods were 11.8% in fiscal 1995 and 12.0% in fiscal 1994. Administrative and selling expenses increased $79,000 in the quarter to $1,883,000 and increased $153,000 for the six-month period to $3,819,000 from the comparable 1994 periods, due primarily to the increased use of consultants on special projects in 1995. The $55,000 increase in interest expense for the second quarter and $45,000 for the six months was the result of higher average borrowings and higher interest rates in 1995 than in the prior-year periods.

   Hotels

   Revenue. Second quarter fiscal 1995 hotel revenues of $5,608,000 increased by $1,695,000, from the fiscal 1994 amount of $3,913,000. The fiscal 1995 six-month hotel revenues of $11,301,000 increased by $3,501,000, compared to $7,800,000 for the fiscal 1994 period. The increase is primarily due to the inclusion of revenue from Integra's Residence Inn by Marriott hotel investments, consisting of one fee-owned and two leasehold properties and management fees from a Residence Inn managed for a third-party owner (the "Integra Hotel Properties"). The Company acquired the Integra Hotel Properties in connection with Integra's emergence from bankruptcy in March 1994. Revenues from the acquired assets were $1,495,000 for the quarter. Considering only the three hotels owned by the Company for the comparable periods in fiscal 1995 and 1994, revenues increased by $200,000. The current quarter increase reflects the Company's election to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs as a percentage of revenues. The higher rates were made possible by the Company's intensive capital expenditure program begun in fiscal 1993.

   During the second fiscal quarter the Company sold its fee interest in the Lido Beach Holiday Inn hotel and recognized a gain of $2,164,000.

   Expenses. Operating expenses of $4,804,000 for the fiscal 1995 second quarter increased by $1,250,000, or 35%, from the fiscal 1994 expenses of $3,554,000. The increase was primarily due to the inclusion of the Integra Hotel Properties. On a comparable basis for the second fiscal quarter, operating expenses increased $30,000 as a result of the higher revenues for the quarter. Depreciation and amortization expense increased $203,000 during the second quarter reflecting the capital expenditure program and the acquisition of the Integra Hotel Properties. Depreciation and amortization expense for the fiscal 1995 and 1994 six-month periods were $1,344,000 and $869,000, respectively. Interest expense during the fiscal 1995 second quarter increased by $149,000, due to interest of $132,000 on one of the Integra Hotels' properties and an increase of $17,000 on the FNBB term loan, which was a result of a higher average interest rate, partially offset by a declining principal balance. Interest expense for the six-month increased by $286,000 to $621,000 due to interest of $261,000 on the Integra Hotels' property and an increase of $25,000 on the FNBB term loan.

   ASSOCIATED COMPANIES

   Revenue. Associated companies' (loss) for the fiscal 1995 second quarter in the amount of $(678,000) compares to income of $2,000 in fiscal 1994. The comparable six-month amounts were a loss of $(477,000) in fiscal 1995 and income of $580,000 in fiscal 1994. The decline is due to a substantial decline in ShowBiz results, which was attributable to lower operating margins and certain non-cash charges that negatively impacted results, including a reduction in deferred tax credits, a charge for new store pre-opening expenses, a reserve for asset impairment of two restaurants and a reserve for legal settlements. The Company records its pro-rata share of ShowBiz results using the equity accounting method.

   Expenses. Interest expense of $161,000 for the fiscal 1995 second quarter and $342,000 for the six months increased from the year-ago expense of $105,000 and $214,000, respectively, due to an increase in rate on the line of credit, and the issuance of a 5% fixed interest rate $4,000,000 note to the Integra Unsecured Creditors' Trust in March 1994.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


   OTHER

   Revenue. Fee income in the current year quarter of $106,000 increased from $31,000 in the fiscal 1994 quarter and increased to $212,000 from $62,000 for the six-month period, due to the commencement of a new consulting contract with a subsidiary of HEP. Interest on short-term investments of $46,000 for the fiscal 1995 second quarter and $92,000 for the six months declined in comparison with the prior year amounts of $93,000 and $187,000, respectively, due to lower average invested cash balances. In February 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution regarding its former investment in Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery in the fiscal 1994 second quarter.

   Expenses. The Company's net interest expense in the amount of $1,146,000 for the fiscal 1995 second quarter and $2,216,000 for the six months increased slightly from the prior year amounts of $1,095,000 and $2,184,000, respectively. The increase is generally due to interest costs incurred from settlement of a state tax audit during the fiscal 1995 second quarter, partially offset by the repurchase and retirement of $2,174,000 principal amount of 7% Debentures in April 1994.

   Administrative expenses, at $2,233,000 for the fiscal 1995 second quarter and $2,701,000 for the six months, were significantly increased from the comparable fiscal 1994 amounts of $553,000 and $1,115,000, respectively. The increase is primarily attributable to a $1,700,000 million charge for litigation matters recorded in the fiscal 1995 second quarter.

   Income taxes. The federal deferred tax charges are the result of fluctuations in the valuation allowance arising from changes in the Company's tax planning strategies. Reductions in the market price of ShowBiz common stock were the principal changes considered for the six month periods in fiscal 1995 and 1994, resulting in charges of $487,000 and $1,083,000, respectively. For the three- month period in fiscal 1995, the $37,000 net deferred tax charge relates principally to a charge of approximately $741,000 relating to the realized gain on sale of the Lido Beach Holiday Inn hotel, substantially offset by a benefit of $(704,000) relating to increased valuations of the remaining hotel assets. The federal current charge relates to amounts payable under the alternative minimum tax.

   State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

   As of July 31, 1994 the Company had approximately $65,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,200,000 of the NOLs prior to their ultimate expiration in the year 2009.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's unrestricted cash and cash equivalents at January 31, 1995 totaled $9,073,000.

   Although the Company's ShowBiz shares, having a market value of approximately $17,619,000 at January 31, 1995 (based upon the closing price on such date of $9.875 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,000,000 Merrill Lynch Business Financial Services Inc. line of credit and the $4,000,000 note payable to the Integra Unsecured Creditors' Trust.

   The Company's real estate segment generates funds principally from its property management activities, without significant additional capital costs, and its mortgage loan portfolio. At January 31, 1995, the Company's remaining real estate property was fully leveraged.

   The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $3,917,000 at January 31, 1995. HEP's debt consists primarily of $29,843,000 of borrowings under a line of credit and note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

   Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At January 31, 1995, Brookwood had $1,102,000 of unused borrowing capacity on its line of credit.

   The Company's hotel segment generates cash flow from operating five hotels (one Holiday Inn in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). Additional cash revenues are derived from a management contract for managing a Residence Inn located in Arizona.

   The Merrill Lynch Business Financial Services Inc. line of credit matures in April 1995 and the FNBB term loan on the Company's office-retail property matures in August 1995. Management believes that both loans will be extended prior to maturity on comparable financial terms.

   The Company hopes to be able to reinvest the proceeds of asset sales to increase profits and cash flows, and also to retire debentures and/or equity from time to time through open market purchases or negotiated transactions.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item

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


        2  Changes in Securities                                                                       None.


        3  Defaults upon Senior Securities                                                             None.


        4  Submission of Matter to a Vote of Security Holders                                          None.

                At its Annual Meeting of Stockholders on January 19, 1995, the stockholders of the Company voted on one issue:

                (a)    To elect two directors to hold office for three years and until their successors are elected and qualified.


                                                        Votes           Votes
                       Nominee Directors                 For          Withheld
                       -----------------             -----------      --------
                    Charles A. Crocco, Jr.             5,970,901       142,318
                    J. Thomas Talbot                   5,967,176       146,043


                As a result of the above, each of the two nominee directors were re-elected for an additional three-year term.

                The continuing directors are Messrs. Anthony J. Gumbiner, Robert
                L. Lynch and Brian M. Troup.

        5  Other Information                                                                           None.


        6  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                (i)  11   Statement Regarding Computation of Per Share Earnings.

                (ii) 27   Financial Data Schedule

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



                                      THE HALLWOOD GROUP INCORPORATED




Dated:  March 20, 1995                By:        /s/ Melvin J. Melle
                                           ---------------------------------
                                            Melvin J. Melle, Vice President
                                             (Duly Authorized Officer and
                                               Principal Financial and
                                                   Accounting Officer)

                             EXHIBIT INDEX

EX-11  Statement Regarding Computation of Per Share Earnings

EX-27  Financial Data Schedule