Form 10-Q
period 1995-04-30
HALLWOOD GROUP INC
filed 1995-06-14
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ___________________________
                                   FORM 10-Q


MARK ONE
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _________________ TO _____________________


FOR THE PERIOD ENDED APRIL 30, 1995              COMMISSION FILE NUMBER:  1-8303


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

       6,383,267 SHARES OF COMMON STOCK WERE OUTSTANDING AT MAY 31, 1995, INCLUDING 907,739 SHARES OWNED BY THE COMPANY'S HALLWOOD ENERGY CORPORATION SUBSIDIARY.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                               TABLE OF CONTENTS


ITEM NO.                                      PART I - FINANCIAL INFORMATION                         PAGE
- - --------                                      ------------------------------                         ----
       1             Financial Statements:

                     Consolidated Balance Sheets as of  April 30, 1995
                        and July 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .      3-4

                     Consolidated Statements of Operations for the
                        Nine Months Ended April 30, 1995 and 1994   . . . . . . . . . . . . . . .      5-6

                     Consolidated Statements of Operations for the
                        Three Months Ended April 30, 1995 and 1994  . . . . . . . . . . . . . . .      7-8

                     Consolidated Statements of Cash Flows for the
                        Nine Months Ended April 30, 1995 and 1994   . . . . . . . . . . . . . . .        9

                     Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . .    10-16

       2             Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   . . . . . . . . . . . . .    17-21


                                               PART II - OTHER INFORMATION
                                               ---------------------------

    1 thru 6         Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . . .    22-24

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    ASSETS

                                                                                  April 30,     July 31,
                                                                                   1995           1994
                                                                               -------------   ----------
                                                                                 (Unaudited)   (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,322      $  8,119
     Investments in HRP   . . . . . . . . . . . . . . . . . . . . . . . . .         6,697         6,927
     Mortgage loans, net  . . . . . . . . . . . . . . . . . . . . . . . . .         1,013         2,021
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .           407           406
                                                                                 --------      --------
                                                                                   16,439        17,473
  ENERGY
     Oil and gas properties, net  . . . . . . . . . . . . . . . . . . . . .        10,066        11,005
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         2,869         1,437
     Current assets of HEP  . . . . . . . . . . . . . . . . . . . . . . . .         2,421         2,976
     Noncurrent assets of HEP   . . . . . . . . . . . . . . . . . . . . . .         1,596         1,868
                                                                                 --------      --------
                                                                                   16,952        17,286
                                                                                 --------      --------
         TOTAL ASSET MANAGEMENT ASSETS  . . . . . . . . . . . . . . . . . .        33,391        34,759

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,353        12,910
     Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,221        12,723
     Property, plant and equipment, net   . . . . . . . . . . . . . . . . .         8,613         8,301
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,048           982
                                                                                 --------      --------
                                                                                   44,235        34,916
  HOTELS
     Properties, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,456        22,784
     Receivables and other assets   . . . . . . . . . . . . . . . . . . . .         2,060         3,671
                                                                                 --------      --------
                                                                                   13,516        26,455
                                                                                 --------      --------
         TOTAL OPERATING SUBSIDIARIES ASSETS  . . . . . . . . . . . . . . .        57,751        61,371

ASSOCIATED COMPANIES
     Investment in ShowBiz Pizza Time, Inc.   . . . . . . . . . . . . . . .        16,604        16,444
                                                                                 --------      --------
         TOTAL ASSOCIATED COMPANIES ASSETS  . . . . . . . . . . . . . . . .        16,604        16,444

OTHER
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         7,785         5,728
     Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . . . .         5,413         5,900
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           375         1,641
     Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .            26         1,482
                                                                                 --------      --------

         TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . .        13,599        14,751
                                                                                 --------      --------

         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .      $121,345      $127,325
                                                                                 ========      ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     April 30,      July 31,
                                                                                      1995            1994
                                                                                  ------------      --------
                                                                                   (Unaudited)      (Audited)
ASSET MANAGEMENT
  REAL ESTATE
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,245        $  7,399
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            279             492
                                                                                    --------        --------
                                                                                       6,524           7,891
  ENERGY
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,243           7,153
     Long-term obligations of HEP   . . . . . . . . . . . . . . . . . . . . .          5,371           4,858
     Current liabilities of HEP   . . . . . . . . . . . . . . . . . . . . . .          2,422           2,470
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .            129             148
                                                                                    --------        --------
                                                                                      14,165          14,629
                                                                                    --------        --------
         TOTAL ASSET MANAGEMENT LIABILITIES . . . . . . . . . . . . . . . . .         20,689          22,520

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,005           8,451
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .         11,559           6,079
                                                                                    --------        --------
                                                                                      24,564          14,530
  HOTELS
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,491          12,204
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . .          1,746           4,460
                                                                                    --------        --------
                                                                                       7,237          16,664
                                                                                    --------        --------
         TOTAL OPERATING SUBSIDIARIES LIABILITIES . . . . . . . . . . . . .           31,801          31,194

ASSOCIATED COMPANIES
     Loans payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,000          10,000
     Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .               94              26
                                                                                    --------        --------
         TOTAL ASSOCIATED COMPANIES LIABILITIES . . . . . . . . . . . . . .            9,094          10,026

OTHER
     7% Collateralized Senior Subordinated Debentures   . . . . . . . . . .           26,412          26,866
     13.5% Subordinated Debentures  . . . . . . . . . . . . . . . . . . . .           22,902          22,902
     Interest and other accrued expenses  . . . . . . . . . . . . . . . . .            5,713           5,840
                                                                                    --------        --------
         TOTAL OTHER LIABILITIES  . . . . . . . . . . . . . . . . . . . . .           55,027          55,608
                                                                                    --------        --------

         TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . .          116,611         119,348

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.10 par value; authorized 500,000 shares; unissued                --              --
     Common stock, $0.10 par value; authorized 10,000,000 shares;
         issued 6,394,709 shares at both dates;
         outstanding 5,487,267 shares at both dates . . . . . . . . . . . .              639             639
     Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .           56,653          56,442
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (46,648)        (42,894)
     Equity adjustment from foreign currency translation  . . . . . . . . .              386              86
     Treasury stock, 907,442 shares at both dates; at cost  . . . . . . . .           (6,296)         (6,296)
                                                                                    --------        --------

            TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .            4,734           7,977
                                                                                    --------        --------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . .         $121,345        $127,325
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                           April 30,
                                                                                    -----------------------
                                                                                       1995        1994
                                                                                    ----------  ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,721     $ 2,835
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       532         442
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .       176         272
       Loss from investments in HRP   . . . . . . . . . . . . . . . . . . . . . .       (85)       (422)
                                                                                    -------     -------
                                                                                      3,344       3,127

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       792         832
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       729         817
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       493         499
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .        11          21
       Provision for (recovery of) losses   . . . . . . . . . . . . . . . . . . .         5          (6)
       Litigation settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .        --       1,500
                                                                                    -------     -------
                                                                                      2,030       3,663
                                                                                    -------     -------
           Income (loss) from real estate operations  . . . . . . . . . . . . . .     1,314        (536)

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     4,114       4,548
       Other income (including intercompany
            amounts of $180 and $144, respectively) . . . . . . . . . . . . . . .       163         128
                                                                                    -------     -------
                                                                                      4,277       4,676

       Depreciation, depletion, amortization and impairment   . . . . . . . . . .     1,939       1,538
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,277         952
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,033         995
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       242         284
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (50)        295
                                                                                    -------     -------
                                                                                      4,441       4,064
                                                                                    -------     -------
           Income (loss) from energy operations . . . . . . . . . . . . . . . . .      (164)        612
                                                                                    -------     -------
           INCOME FROM ASSET MANAGEMENT OPERATIONS  . . . . . . . . . . . . . . .     1,150          76

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57,115      52,338

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50,503      45,823
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     4,246       3,987
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,606       1,575
       Interest (including intercompany amounts of $16 and $60, respectively)   .       561         415
                                                                                    -------     -------
                                                                                     56,916      51,800
                                                                                    -------     -------
           Income from textile products operations  . . . . . . . . . . . . . . .       199         538





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                          April 30,
                                                                                    ---------------------
                                                                                       1995       1994
                                                                                    ---------   ---------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,158     $14,721
       Gain on sale of hotel  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,164          --
                                                                                     -------     -------
                                                                                      19,322      14,721

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,429      12,076
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .      1,884       1,441
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        756         541
                                                                                     -------     -------
                                                                                      17,069      14,058
                                                                                     -------     -------
           Income from hotel operations . . . . . . . . . . . . . . . . . . . . .      2,253         663
                                                                                     -------     -------
           INCOME FROM OPERATING SUBSIDIARIES . . . . . . . . . . . . . . . . . .      2,452       1,201

ASSOCIATED COMPANIES
       Income (loss) from investment in ShowBiz   . . . . . . . . . . . . . . . .        (51)      1,124

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        506         324
                                                                                     -------     -------
           INCOME (LOSS) FROM ASSOCIATED COMPANIES  . . . . . . . . . . . . . . .       (557)        800

OTHER
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        319          94
       Interest on short-term investments and other income  . . . . . . . . . . .        194         267
       Recovery from investment in Alliance Bancorporation  . . . . . . . . . . .         --       1,703
                                                                                     -------     -------
                                                                                         513       2,064

       Interest (net of intercompany amounts of $196 and $204, respectively)  . .      3,261       3,253
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      3,211       1,559
                                                                                     -------     -------
                                                                                       6,472       4,812
                                                                                     -------     -------
           OTHER LOSS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,959)     (2,748)
                                                                                     -------     -------

       Loss before income taxes and extraordinary gain  . . . . . . . . . . . . .     (2,914)       (671)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        840       1,224
                                                                                     -------     -------

       Loss before extraordinary gain   . . . . . . . . . . . . . . . . . . . . .     (3,754)     (1,895)
       Extraordinary gain from extinguishment of debt   . . . . . . . . . . . . .         --         648
                                                                                     -------     -------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(3,754)    $(1,247)
                                                                                     =======     =======

PER COMMON SHARE (PRIMARY)
           Net loss per common share  . . . . . . . . . . . . . . . . . . . . . .    $ (0.68)    $( 0.23)
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                    -----------------------
                                                                                       1995        1994
                                                                                    ----------  ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,141     $   835
       Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       180         171
       Loss from investments in HRP   . . . . . . . . . . . . . . . . . . . . . .       (45)       (133)
       Interest and discounts from mortgage loans   . . . . . . . . . . . . . . .        38          84
                                                                                    -------     -------
                                                                                      1,314         957

       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       289         234
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       243         243
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138         163
       (Recovery of) provision for losses   . . . . . . . . . . . . . . . . . . .        (6)         (6)
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         1          14
       Litigation settlement  . . . . . . . . . . . . . . . . . . . . . . . . . .        --       1,500
                                                                                    -------     -------
                                                                                        665       2,148
                                                                                    -------     -------
           Income (loss) from real estate operations  . . . . . . . . . . . . . .       649      (1,191)

    ENERGY OPERATIONS
       Oil and gas revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     1,298       1,627
       Other income (including intercompany
            amounts of $66 and $57, respectively) . . . . . . . . . . . . . . . .        66          55
                                                                                    -------     -------
                                                                                      1,364       1,682

       Depreciation, depletion, amortization and impairment   . . . . . . . . . .       881         499
       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .       339         344
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .       252         240
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        71          98
       Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37)        169
                                                                                    -------     -------
                                                                                      1,506       1,350
                                                                                    -------     -------
           Income (loss) from energy operations . . . . . . . . . . . . . . . . .      (142)        332
                                                                                    -------     -------
           INCOME (LOSS) FROM ASSET MANAGEMENT OPERATIONS . . . . . . . . . . . .       507        (859)

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,947      19,430

       Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,501      16,876
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     1,460       1,331
       Selling expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       573         565
       Interest (including intercompany amounts of $-0- and $20 respectively)   .       223         122
                                                                                    -------     -------
                                                                                     21,757      18,894
                                                                                    -------     -------
           Income from textile products operations  . . . . . . . . . . . . . . .       190         536





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           April 30,
                                                                                    -----------------------
                                                                                       1995         1994
                                                                                    ----------   ----------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,857     $ 6,921

       Operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,812       4,926
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        540         572
       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        135         206
                                                                                     -------     -------
                                                                                       5,487       5,704
                                                                                     -------     -------
           Income from hotel operations . . . . . . . . . . . . . . . . . . . . .        370       1,217
                                                                                     -------     -------
           INCOME FROM OPERATING SUBSIDIARIES . . . . . . . . . . . . . . . . . .        560       1,753

ASSOCIATED COMPANIES
       Income from investment in ShowBiz  . . . . . . . . . . . . . . . . . . . .        426         544

       Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        164         110
                                                                                     -------     -------
           INCOME FROM ASSOCIATED COMPANIES . . . . . . . . . . . . . . . . . . .        262         434

OTHER
       Fee income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107          32
       Interest on short-term investments and other income  . . . . . . . . . . .        102          80
                                                                                     -------     -------
                                                                                         209         112

       Interest (net of intercompany amounts of $66 and $77, respectively)  . . .      1,045       1,069
       Administrative expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        510         444
                                                                                     -------     -------
                                                                                       1,555       1,513
                                                                                     -------     -------
           OTHER LOSS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,346)     (1,401)
                                                                                     -------     -------

       Loss before income taxes and extraordinary gain  . . . . . . . . . . . . .        (17)        (73)
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56          34
                                                                                     -------     -------

       Loss before extraordinary gain   . . . . . . . . . . . . . . . . . . . . .        (73)       (107)
       Extraordinary gain from extinguishment of debt   . . . . . . . . . . . . .         --         648
                                                                                     -------     -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (73)    $   541
                                                                                     =======     =======

PER COMMON SHARE (PRIMARY)
           Net income (loss) per common share . . . . . . . . . . . . . . . . . .    $ (0.01)    $  0.10
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                   April 30,
                                                                                           ----------------------
                                                                                             1995          1994
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(3,754)      $(1,247)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation, depletion, amortization and impairment   . . . . . . . . . . . . .        5,353         4,613
     Gain from sale of real estate and hotels   . . . . . . . . . . . . . . . . . . .       (2,153)          --
     Distributions from energy affiliate  . . . . . . . . . . . . . . . . . . . . . .        2,126         1,948
     Undistributed income from energy affiliate   . . . . . . . . . . . . . . . . . .       (1,948)       (2,721)
     Net change in accrued interest on 13.5% Debentures   . . . . . . . . . . . . . .         (771)         (775)
     Mortgage loans assigned to plaintiff in litigation settlement  . . . . . . . . .          592           --
     Net change in deferred tax asset   . . . . . . . . . . . . . . . . . . . . . . .          487         1,083
     Proceeds from collections of mortgage loans  . . . . . . . . . . . . . . . . . .          443           500
     Amortization of deferred gain from debenture exchange  . . . . . . . . . . . . .         (412)         (439)
     Equity in net income of associated company/affiliate   . . . . . . . . . . . . .          136          (672)
     Amortization of mortgage loan discounts  . . . . . . . . . . . . . . . . . . . .          (27)          (38)
     (Recovery of) provision for losses   . . . . . . . . . . . . . . . . . . . . . .           --        (1,709)
     Issuance of note payable for litigation settlement   . . . . . . . . . . . . . .           --         1,500
     Gain from extinguishment of debt   . . . . . . . . . . . . . . . . . . . . . . .           --          (648)
     Loss on sale of investment in associated company   . . . . . . . . . . . . . . .           --           (30)
     Net change in textile products assets and liabilities  . . . . . . . . . . . . .       (3,563)        1,596
     Net change in other assets and liabilities   . . . . . . . . . . . . . . . . . .       (1,618)       (1,035)
     Net change in energy assets and liabilities  . . . . . . . . . . . . . . . . . .       (2,255)         (436)
                                                                                           -------       -------

       Net cash provided by (used in) operating activities  . . . . . . . . . . . . .       (7,364)        1,490

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate and hotel assets   . . . . . . . . . . . . . . .       14,067           --
   Investments in textile products property and equipment   . . . . . . . . . . . . .       (1,080)         (474)
   Capital expenditures and acquisition of real estate and hotels   . . . . . . . . .         (965)       (1,098)
   Proceeds from sale of marketable securities  . . . . . . . . . . . . . . . . . . .          610           --
   Investments in associated company/affiliate  . . . . . . . . . . . . . . . . . . .         (356)           (9)
   Proceeds from sale of insurance contracts  . . . . . . . . . . . . . . . . . . . .          229           481
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . .          (34)         (123)
   Net change in restricted cash for investing activities   . . . . . . . . . . . . .           24           381
   Disbursements related to Integra - asset held for sale   . . . . . . . . . . . . .           --        (7,422)
     Less: Integra cash balance at emergence from bankruptcy  . . . . . . . . . . . .           --         2,077
   Proceeds from liquidation of Alliance Bancorporation   . . . . . . . . . . . . . .           --         1,703
   Proceeds from sale of investment in associated company   . . . . . . . . . . . . .           --         1,250
                                                                                           -------       -------

       Net cash provided by (used in) investing activities  . . . . . . . . . . . . .       12,495        (3,234)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . . . . . .        4,695            --
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . .       (9,188)       (3,519)
   Net change in restricted cash for financing activities   . . . . . . . . . . . . .        1,432           143
   Repurchase of 7% Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --        (1,526)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . .           --        (1,454)
   Payment of loan fees and financing costs   . . . . . . . . . . . . . . . . . . . .           --            (2)
                                                                                           -------       -------

       Net cash (used in) financing activities  . . . . . . . . . . . . . . . . . . .       (3,061)       (6,358)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . .          (13)            4
                                                                                           -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .        2,057        (8,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . .        5,728        11,837
                                                                                           -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .      $ 7,785       $ 3,739
                                                                                           =======       =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



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

2. INVESTMENTS IN ASSOCIATED COMPANIES AND AFFILIATE (DOLLAR AMOUNTS IN
   THOUSANDS)

                                         As of April 30, 1995                                 Income (loss) from investments
                                     --------------------------  Amount at which carried at,    for the nine months ended
                                                      Cost or    ---------------------------             April 30,
       Business segments and            Number of     ascribed      April 30,     July 31,    ------------------------------
     description of investment       units or shares   value          1995          1994            1995           1994
- - -----------------------------------  --------------- ----------     --------      --------       ----------     ----------
ASSET MANAGEMENT
REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (A)
   -- General partner interest                 --      $8,650       $ 6,361       $ 6,927          $ (64)         $  (263)
   -- Limited partner units . . . . .     119,269       1,262           336            --            (21)            (159)
                                                       ------       -------       -------          -----          -------

     Totals . . . . . . . . . . . . .                  $9,912       $ 6,697       $ 6,927          $ (85)         $  (422)
                                                       ======       =======       =======          =====          =======

ASSOCIATED COMPANIES
   SHOWBIZ PIZZA TIME, INC. (B)
   -- Common stock  . . . . . . . . .   1,784,193      $5,438       $16,604       $16,444          $ (51)         $ 1,124
                                                       ======       =======       =======          =====         ========

   (A) As of April 30, 1995, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest, and the Company owned a 7% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

        The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The former owner initially retained the property management rights for a three-year period following the November 1, 1990 sale. On June 1, 1991 the Company purchased the retained property management rights from the former owner for the balance of the three-year period, and, as of October 31, 1993, had fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization of that portion of the general partner interest ascribed to the management rights ($168,000 per quarter), and for the nine months ended April 30, 1995 and six months ended April 30, 1994, such amortization was $504,000, and $336,000, respectively.

        Due to recording the Company's pro rata share of losses recorded by HRP as prescribed by equity accounting, the carrying value of the Company's post one-for-five reverse split investment of 89,269 limited partner units of HRP acquired prior to the March 3, 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units, as the Company is not liable for any additional amounts. Unrecognized losses which have occurred since the carrying value of the 89,269 units was reduced to zero must be recovered before the Company would be able to recognize a pro rata share of income in the future. As further discussed in Note 4, the Company has pledged these 89,269 units to collateralize a $500,000 note payable.

        On March 3, 1995, HRP completed a one-for-five reverse split of its limited partner units and, as previously announced, the Company acquired 30,000 limited partner units (estimated to be the number of fractional units to be purchased by HRP as a result of such reverse split) for a price of $356,000. The number of units and value per unit listed herein have been adjusted for the effect of the reverse split and the acquisition of the fractional units by the Company. The Company commenced recording its pro rata share of losses recorded by HRP relating to the additional 30,000 limited partner units which amounted to $21,000 for the period ended April 30, 1995.

        In June 1995, HRP announced a commission-free program for its limited partner unitholders to sell their less than round lot holdings of 99 or fewer units as of the record date of May 31, 1995. HRP intends to resell any units it acquires to the Company or other institutional investors, including

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



        affiliates of the Company, at the price that HRP pays for such units. The program will remain open until July 10, 1995 unless extended.

   (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), on the equity method of accounting. The Company also records its pro rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $211,000 for the nine months ended April 30, 1995.

        As of April 30, 1995, the Company owned approximately 15% of ShowBiz, and all of its ShowBiz shares are pledged to secure certain loans payable as discussed in Note 4.

The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at April 30, 1995 were:

                                                                              AMOUNT PER SHARE
                                                                             ------------------
                                                                             MARKET     CARRYING
                                                                             PRICE       VALUE
                                                                            -------     -------
           HRP limited partner units  . . . . . . . . . . . . . . . . . .    $10.12         $2.82
           ShowBiz common shares  . . . . . . . . . . . . . . . . . . . .      8.87          9.31


   The general partner interest in HRP is not publicly traded.

3. LITIGATION, CONTINGENCIES AND COMMITMENTS

      Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1994.

      In February 1995, the Company entered into agreements to settle the following three lawsuits styled: (1) Louis G. Reese, Inc. et al. v. The Hallwood Group Incorporated et al, which was filed in the Fourteenth District Court of Dallas County, Texas; (2) European American Reinsurance Corporation v. The Hallwood Group Incorporated et al, which was also filed in the Fourteenth District Court of Dallas County, Texas; and (3) Hermitage Hotel, Ltd., L.P. v. The Hallwood Group Incorporated et al, which was filed in the 101st District Court of Dallas County, Texas. Pursuant to these settlement agreements, the Company has agreed to pay an aggregate of $425,000 in cash and to issue 250,000 shares of a newly designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock will be entitled to dividends in an annual amount of $0.20 per share. For the first five years, dividends will be cumulative and the payment of cash dividends on any common stock will be prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock will also have dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock will not be entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



4. LOANS PAYABLE

   Loans payable at the balance sheet dates (in thousands):

                                                                              April 30,       July 31,
                                                                                1995            1994
                                                                              --------        --------
     Real Estate
           Term loan, libor plus 2.5%, due August 1995  . . . . . . . . .     $ 4,808         $ 5,399
           Promissory note, 7.50%, due August 1996  . . . . . . . . . . .         937           1,500
           Promissory note, 8%, due March 1998  . . . . . . . . . . . . .         500             500
                                                                              -------         -------
                                                                                6,245           7,399
     Energy
           No direct indebtedness . . . . . . . . . . . . . . . . . . . .          --              --

     Textile Products
           Revolving credit facility, prime + .5%, due August 1997  . . .      12,670           7,975
           Equipment financing, 10%, due  December 1996 . . . . . . . . .         335             476
                                                                              -------         -------
                                                                               13,005           8,451
     Hotels
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . . . .       5,158           5,200
           Non-interest bearing obligation, due March 1997  . . . . . . .         333             500
           Term loan, base + 2%, repaid January 1995  . . . . . . . . . .          --           6,504
                                                                              -------         -------
                                                                                5,491          12,204
     Associated Companies
           Line of credit, prime + .75%, due April 1996 . . . . . . . . .       5,000           6,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . . . .       4,000           4,000
                                                                              -------         -------
                                                                                9,000          10,000
                                                                              -------         -------

           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $33,741         $38,054
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

    HRP litigation settlement. The Company issued a note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, which is discussed in Note 18 to the Company's 1994 Form 10-K. Monthly principal payments of $62,500 are required from September 1994. The outstanding balance at April 30, 1995 was $937,000.

    Term note. In connection with the resolution of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a $500,000 term note. The note is secured by a pledge of 89,269 HRP limited partner units.

  Energy

    The Company's 70%-owned (on a fully-diluted basis) Hallwood Energy Corporation subsidiary ("HEC") has no direct indebtedness. Reflected in the consolidated balance sheets are HEC's share of the long term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP").

  Textile Products

    Brookwood revolver. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") entered into a two-year revolving credit facility with The Chase Manhattan Bank, N.A. ("Chase") in the amount of $13,500,000 (the "Brookwood Revolver"). At that time the Company agreed to subordinate its $1,000,000 remaining intercompany bridge loan receivable from this

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



  subsidiary to the Brookwood Revolver. The Brookwood Revolver is collateralized by accounts receivable and the industrial equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended which extended the expiration date to August 1997, reduced the interest to one-half percent over prime or libor plus 2.25%, permitted the repayment of the Company's $1,000,000 balance of bridge financing and changed certain of the financial covenants. The outstanding balance at April 30, 1995 was $12,670,000.

    Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at April 30, 1995 was $335,000.

  Hotels

    Lido Beach Holiday Inn Hotel. In December, 1992, the Company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn hotel in the amount of $8,000,000, for three years with an additional two-year option (the "Term Loan"). The Term Loan was secured by the pledge of all the capital stock of a special- purpose subsidiary, The Lido Beach Hotel, Inc. The principal assets of the subsidiary were the aforementioned hotel and three residential mortgage loan portfolios. Concurrent with the sale of the hotel in January 1995 the loan was repaid in full and the pledge was released.

    Tulsa, Oklahoma Residence Inn by Marriott. In October 1994 the Company entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma Residence Inn hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at April 30, 1995 was $5,158,000.

    Other. The $500,000 obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement described in Note 8 of the Company's 1994 Form 10-K. It is payable in three equal annual installments in the amount of $166,667 on March 8, 1995, 1996 and 1997. The outstanding balance at April 30, 1995 was $333,000.

  Associated Companies

    Line of credit. On April 19, 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services Inc. ("MLBFS") in the maximum commitment amount of $6,000,000. The proceeds from the line of credit were used to repay a former margin loan with Prudential Securities Incorporated. Other significant terms were (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; and (iii) collateral - 1,439,365 shares of ShowBiz common stock. Since July 31, 1994, the Company reduced the line of credit by $1,000,000. Availability is limited to 50% of the market value of the pledged shares of ShowBiz stock, or the maximum of $6,000,000 (based upon the closing price of $8.875 per share at April 30, 1995). In connection with an extension of the line of credit to April 25, 1996 the maximum commitment amount was reduced to $5,000,000. All other terms remain unchanged. The outstanding balance at April 30, 1995 was $5,000,000.

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

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

    7% collateralized senior subordinated debentures. On March 1, 1993, the Company completed an exchange offer whereby its 13.5% Debentures, as defined below, in the aggregate principal amount of $27,481,000 were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased $14,538,000 of certain of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital stock of certain wholly-owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged stocks consist of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



  common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase.

    In April 1994 the Company repurchased 7% Debentures having a principal value of $2,174,000 for $1,526,000. In April 1995, the Company repurchased 7% Debentures from its HEC subsidiary having a principal value of $1,894,000 for $1,385,000 and in May 1995 the Company repurchased 7% Debentures having a principal value of $604,000 for $460,000. These repurchases satisfied the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the original issue ($4,122,000) prior to March 1998.

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

  Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                       April 30,         July 31,
                             Description                                 1995              1994
                             -----------                              ----------        ----------
           7% Debentures (face value) . . . . . . . . . . . . . . .     $23,412           $25,306
           Unrecognized gain from purchases and exchange,
             net of $1,220 and $766 accumulated amortization,
             respectively . . . . . . . . . . . . . . . . . . . . .       3,000             3,454
           Elimination of debentures owned by HEC . . . . . . . . .         --             (1,894)
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . . . . .     $26,412           $26,866
                                                                        =======           =======

           13.5% Debentures (face value)
             1989 Series  . . . . . . . . . . . . . . . . . . . . .     $18,203           $18,203
             1991 Series  . . . . . . . . . . . . . . . . . . . . .       2,310             2,310
             1992 Series  . . . . . . . . . . . . . . . . . . . . .       2,389             2,389
                                                                        -------           -------

               Totals . . . . . . . . . . . . . . . . . . . . . . .     $22,902           $22,902
                                                                        =======           =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



6.   INCOME TAXES

           The Company accounts for income taxes in accordance with SFAS No.
     109. The related deferred tax asset arises principally from the anticipated utilization of net operating loss carryforwards and tax credits at the statutory tax rate and other tax planning strategies.

     The following is a summary (in thousands) of the income tax provision:

                                                               Nine Months Ended        Three Months Ended
                                                                   April 30,                April 30,
                                                            ----------------------    ----------------------
                                                                1995       1994          1995        1994
                                                              --------   --------      --------    --------
                    Federal
                       Deferred   . . . . . . . . . . . . .     $487       $1,083       $  --        $  --
                       Current  . . . . . . . . . . . . . .      133           --          --           --

                    State   . . . . . . . . . . . . . . . .      220          141          56           34
                                                                ----       ------       -----        -----

                          Total   . . . . . . . . . . . . .     $840       $1,224       $  56        $  34
                                                                ====       ======       =====        =====

           The federal deferred tax charges are the result of fluctuations in the valuation allowance arising from changes in the Company's tax planning strategies. Deferred tax charges relating to reductions in the market price of ShowBiz common stock and the realized gain on sale of The Lido Beach Holiday Inn hotel, offset by a benefit relating to increased valuations of the remaining hotel assets were the principal changes considered for the nine month periods in fiscal 1995 and 1994, resulting in charges of $487,000 and $1,083,000, respectively. No federal deferred tax charges were recorded for the three month periods in fiscal 1995 and 1994. The federal current charge relates to amounts payable by HEC for the alternative minimum tax. The amount of the deferred tax asset (net of the valuation allowance of $17,000,000) was $5,413,000 at April 30, 1995.

           State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1995
                                  (UNAUDITED)



7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

           The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                              --------------------
                                  Description                                   1995         1994
                             ---------------------                            --------     -------
         Supplemental schedule of noncash investing and
           financing activities:

           Mortgage loans assigned to plaintiff in connection
              with litigation settlement  . . . . . . . . . . . . . . . . .    $  592     $     --
           Recording of proportionate share of stockholders'
              equity transaction by ShowBiz . . . . . . . . . . . . . . . .       211        1,667
           Issuance of promissory note payable in connection
              with Integra bankruptcy . . . . . . . . . . . . . . . . . . .        --        4,000
           Assets (liabilities) acquired in connection with the
              emergence of Integra from bankruptcy  . . . . . . . . . . . .
                Hotel properties  . . . . . . . . . . . . . . . . . . . . .        --        7,048
                Receivables and other assets  . . . . . . . . . . . . . . .        --        2,296
                Loans payable . . . . . . . . . . . . . . . . . . . . . . .        --       (6,135)
                Accounts payable and accrued expenses . . . . . . . . . . .        --       (3,586)
                Less: investment in net assets received . . . . . . . . . .        --       (1,700)

           Issuance of note payable in connection with
              litigation settlement . . . . . . . . . . . . . . . . . . . .        --        1,500


                                  Description
                             ---------------------

         Supplemental disclosures of cash payments:

           Interest paid (including capitalized interest) . . . . . . . . .    $5,458     $  6,192
           Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . .       348           82

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                             RESULTS OF OPERATIONS

   The Company reported a net loss of $73,000 for the third fiscal 1995 quarter ended April 30, 1995, compared to net income of $541,000 in the prior-year quarter. The nine-month net loss of $3,754,000, compares to a net loss of $1,247,000 of the prior-year period.

   Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels, and restaurant business segments within those divisions.

   ASSET MANAGEMENT.

   Real estate.

   Revenue. Fee income of $1,141,000 for the fiscal 1995 third quarter increased by $306,000 from the $835,000 reported in the year-ago quarter. Fee income of $2,721,000 for the nine months decreased by $114,000 from the similar period a year ago. The changes were due to varying levels of leasing and construction activities in the prior-year periods. Fee income is principally derived from the Company's asset management, property management, leasing and construction services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

   Rental income from the United Kingdom office-retail property in the amount of $180,000 in the current-year quarter increased from $171,000 in the prior-year quarter due to slightly higher occupancy of the retail space.
Rental income for the nine-month period increased to $532,000 from $442,000 due to higher occupancy levels, a $51,000 tenant receivable writeoff recorded in the fiscal 1994 quarter and a favorable foreign currency exchange rate fluctuation.

   Interest and discounts from mortgage loans for the fiscal 1995 third quarter declined to $38,000, from the 1994 amount of $84,000. The comparative nine-month amounts were $176,000 and $272,000 for the 1995 and 1994 periods. The declines were primarily a result of the January 1995 settlement of the lawsuit styled Third National Bank in Nashville, Trustee, v. The Hallwood Group Incorporated, whereby the Company directly assigned a portion of the mortgage loan portfolio (approximately 34%) to the plaintiff as part of the negotiated settlement and the March 1995 cash sale of an additional portion of the mortgage loan portfolio (approximately 11%).

   The loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss recorded by HRP. For the current-year quarter the Company reported a $45,000 loss compared to a $133,000 loss in the quarter a year ago. The comparative nine-month amounts were losses of $85,000 and $422,000 for the 1995 and 1994 periods, respectively. The reduced loss is primarily due to the recording of a pro-rata share of losses with respect to the Company's investment in HRP limited partner units of $159,000 in the year ago nine-month period and $21,000 in the current year period. Due to recording the Company's pro rata share of losses recorded by HRP as prescribed by equity accounting, the carrying value of the Company's investment in HRP's limited partner units acquired prior to the March 3, 1995 acquisition discussed above (89,269 units) had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units, as the Company is not liable for any additional amounts. In March 1995 the Company commenced recording its pro rata share of losses relating to the newly-acquired 30,000 HRP limited partner units. Unrecognized losses which have occurred since the carrying value of the 89,269 units was reduced to zero must be recovered before the Company would be able to recognize income on such units in the future.

   Expenses. Administrative expenses increased 24% to $289,000 in the fiscal 1995 third quarter, compared to $234,000 in the year-ago quarter.
Administrative expenses for the nine-month period decreased to $792,000 from $832,000. The changes are primarily attributable to changes in leasing commissions resulting from the varying levels of leasing activity.

   Depreciation and amortization expense of $243,000 for the fiscal 1995 third quarter and $729,000 for the nine-month period is compared to $243,000 and $817,000 in the corresponding fiscal 1994 periods. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of former

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


property management contracts acquired by Hallwood Management Company and amortization of Hallwood Realty Corporation's general partner interest in HRP to the extent allocated to management rights. The decline is attributable to the expiration of amortization of acquired property management contracts in October 1993.

   Interest expense decreased in the fiscal 1995 third quarter to $138,000 from $163,000 and for the nine-month period decreased to $493,000 from $499,000, due to lower interest costs from the August 1994 extension of the office-retail property loan with FNBB, offset by the interest on the $1,500,000 promissory note issued in August 1994 as the Company's contribution to settle the Equitec Rollup Litigation.

   The provision for (recovery of) losses and operating expenses were immaterial for the fiscal 1995 and 1994 periods.

   In April 1994, the Company participated in the agreement to settle the Equitec Rollup Litigation and recorded the expense relating to the issuance of a $1,500,000 promissory note.

   Energy.

   Revenue. The Company owns 70% of the common stock (on a fully diluted basis) of Hallwood Energy Corporation ("HEC"). HEC accounts for its investment in its Hallwood Energy Partners, L.P. ("HEP") affiliate using the proportionate consolidation method of accounting. HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC also holds approximately 7.3% of HEP's limited partner units. Third quarter fiscal 1995 oil and gas revenues of $1,298,000 decreased 20%, compared to $1,627,000 in the year- ago quarter. For the nine-months, the comparison of oil and gas revenues was $4,114,000 in the current year and $4,548,000 in the year-ago period. Oil revenue for the nine months increased $270,000 to $1,603,000, due to an increase in production to 97,000 barrels from 83,000 barrels, combined with an increase in the average price per barrel to $16.53 from $16.06. Gas revenue for the nine months decreased $704,000 to $2,511,000, as a result of a decrease in production to 1,458,000 mcf from 1,470,000 mcf combined with a decrease in the average gas price to $1.72 from $2.19 per mcf. The increase in oil production is a result of property acquisitions, partially offset by normal production declines. The decrease in gas production is due to normal production declines, allowable production limits and gas balancing situations during the fiscal 1995 period.

   The increase in other income to $66,000 for the quarter from $55,000, is comprised of numerous items, none of which are individually significant. For the nine-months, other income increased by $35,000 to $163,000 due to an increase in HEP's facilities income arising from the connection of several wells in New Mexico.

   Expenses. Depreciation, depletion, amortization and impairment expenses were $881,000 for the fiscal 1995 third quarter and $1,939,000 for the nine months. A year ago the comparable expenses were $499,000 and $1,538,000, respectively. The increase is primarily the result of recording in March 1995 a $464,000 impairment cost which represents HEC's pro rata share of the write-off of HEP's Indonesian operations. Operating expenses decreased $5,000 to $339,000 for the three months and increased $38,000 to $1,033,000 for the nine months compared to the fiscal 1994 periods, primarily due to property acquisitions and increased ad valorem taxes and salt water disposal costs.

   Administrative expenses increased $12,000 to $252,000 for the three months primarily due to HEC's pro rata share of bank fees paid by HEP, and increased $325,000 to $1,277,000 for the nine months compared to the fiscal 1994 period, primarily due to the litigation settlement of an affiliate in the amount of $308,000 recorded in the second fiscal 1995 quarter.

   Interest expense decreased by $27,000 to $71,000 during the fiscal 1995 third quarter and decreased by $42,000 to $242,000 for the nine-month period as a result of HEP's lower average debt balance, which was partially offset by higher interest costs.

   Minority interest, which represents the interest of other common and preferred shareholders in the net income (loss) of HEC, decreased in the fiscal 1995 third quarter, due to HEC's repurchase of its own shares from minority shareholders for treasury since the 1994 third quarter and the net losses from energy operations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   OPERATING SUBSIDIARIES.

   Textile products.

   Revenue. Sales increased $2,517,000 in the fiscal 1995 third quarter to $21,947,000, compared to $19,430,000 in fiscal 1994. The comparative nine month sales increased to $57,115,000 in fiscal 1995 from $52,338,000 in fiscal 1994. The increases in sales for the fiscal 1995 periods were due to improved market conditions in 1995 experienced by the distribution operations. Sales in the fiscal 1994 nine month period were depressed due to the adverse impact of a strike at a principal supplier.

   Expenses. Cost of sales increased by $2,625,000, or 16%, compared to the 13% increase in sales for the fiscal 1995 third quarter from the comparable prior year quarter. The lower gross profit margin for the quarter (11.1% in fiscal 1995 compared to 13.1% in fiscal 1994) was principally the result of manufacturing inefficiencies at the Kenyon finishing plant. The comparable gross profit margins for the nine-month periods were 11.6% in fiscal 1995 and 12.4% in fiscal 1994. Administrative and selling expenses increased $137,000 in the quarter to $1,896,000 and increased $290,000 for the nine-month period to $5,852,000 from the comparable 1994 periods, due primarily to the aforementioned increased sales from the distribution operations and the increased use of consultants on special projects in 1995. The $101,000 increase in interest expense for the third quarter and $146,000 increase for the nine months were the result of higher average borrowings and higher interest rates in 1995 than in the prior-year periods.

   Hotels

   Revenue. Third quarter fiscal 1995 hotel revenues of $5,857,000 decreased by $1,064,000, from the fiscal 1994 amount of $6,921,000. The fiscal 1995 nine-month hotel revenues of $17,158,000 increased by $2,437,000, compared to $14,721,000 for the fiscal 1994 period. The decrease for the third quarter is primarily attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel, offset by the inclusion of revenue from Integra's Residence Inn by Marriott hotel investments, discussed below. The increase for the nine-month period is primarily due to the inclusion of revenue from Integra's Residence Inn by Marriott hotel investments, consisting of one fee-owned and two leasehold properties and management fees from two Residence Inn managed properties (the "Integra Hotel Properties"), offset by the decline from the Lido Beach hotel sale. The Company acquired the Integra Hotel Properties in connection with Integra's emergence from bankruptcy in March 1994. Revenues from the acquired assets were $1,748,000 for the quarter and $4,985,000 for the nine months. Considering only the two leased hotels operated by the Company for the comparable nine- month periods in fiscal 1995 and 1994, revenues increased by $256,000. This increase reflects the Company's election to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs as a percentage of revenues. The higher rates were made possible by the Company's intensive capital expenditure program begun in fiscal 1993.

   During the second fiscal quarter of 1995 the Company sold its fee interest in the Lido Beach Holiday Inn hotel and recognized a gain of $2,164,000.

   Expenses. Operating expenses of $4,812,000 for the fiscal 1995 third quarter decreased by $114,000 from the fiscal 1994 expenses of $4,926,000. The decrease was primarily due to the sale of the Lido Beach Holiday Inn hotel, offset by the inclusion of the Integra Hotel Properties. On a comparable basis for the third fiscal quarter, operating expenses increased $145,000 as a result of the higher revenues for the quarter. Depreciation and amortization expense decreased $32,000 during the third quarter reflecting the capital expenditure program, the acquisition of the Integra Hotel Properties and the sale of the Lido Beach Holiday Inn hotel. Depreciation and amortization expense for the fiscal 1995 and 1994 nine-month periods were $1,884,000 and $1,441,000, respectively. Interest expense during the fiscal 1995 third quarter decreased by $71,000 compared to the year-ago quarter, due to a decrease of $163,000 resulting from the January 1995 payoff of the Lido Beach FNBB term loan, partially offset by an increase of interest of $92,000 on one of the Integra Hotels' properties. Interest expense for the nine months increased by $215,000 to $756,000 due to an increase in interest of $353,000 on the Integra Hotels' property offset by a decrease of $138,000 on the Lido Beach FNBB term loan.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


   ASSOCIATED COMPANIES

   Revenue. Associated companies' income for the fiscal 1995 third quarter in the amount of $262,000 compares to income of $434,000 in fiscal 1994. The comparable nine-month amounts were a loss of $(557,000) in fiscal 1995 and income of $800,000 in fiscal 1994. The decline is due to a substantial decline in ShowBiz results, which was attributable to lower operating margins and certain non-cash charges that negatively impacted results, including a reduction in deferred tax credits, a charge for new store pre-opening expenses, a reserve for asset impairment of two restaurants and a reserve for legal settlements. The Company records its pro-rata share of ShowBiz results using the equity accounting method.

   Expenses. Interest expense of $164,000 for the fiscal 1995 third quarter and $506,000 for the nine months increased from the year-ago amounts of $110,000 and $324,000, respectively, due to an increase in rate on the line of credit, offset by a decline in the average outstanding balance and the issuance of a 5% fixed interest rate $4,000,000 note to the Integra Unsecured Creditors' Trust in March 1994.

   OTHER

   Revenue. Fee income in the current year quarter of $107,000 increased from $32,000 in the fiscal 1994 quarter and increased to $319,000 from $94,000 for the nine-month period, due to the commencement of a new $300,000 annual consulting contract with a subsidiary of HEP. Interest on short-term investments of $102,000 for the fiscal 1995 third quarter and $194,000 for the nine months compare to the prior year amounts of $80,000 and $267,000, respectively. The level of interest income varies dependent on the average level of invested cash balances and the average interest rate. In February 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution regarding its former investment in Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery in the fiscal 1994 second quarter.

   Expenses. The Company's net interest expense in the amount of $1,045,000 for the fiscal 1995 third quarter and $3,261,000 for the nine months changed slightly from the prior year amounts of $1,069,000 and $3,253,000, respectively. The nine-month period increase is generally due to interest costs incurred from settlement of a state tax audit during the fiscal 1995 second quarter, partially offset by the repurchase and retirement of 7% Debentures of $2,174,000 principal amount in April 1994 and $1,894,000 in March 1995.

   Administrative expenses, at $510,000 for the fiscal 1995 third quarter and $3,211,000 for the nine months, were significantly increased from the comparable fiscal 1994 amounts of $444,000 and $1,559,000, respectively. The $66,000 increase for the quarter is primarily attributable to increased professional fees and litigation related costs, while the nine-month period increase of $1,652,000 is primarily attributable to a $1,700,000 million charge for litigation matters recorded in the fiscal 1995 second quarter.

   Income taxes. The federal deferred tax charges are the result of fluctuations in the valuation allowance arising from changes in the Company's tax planning strategies. Deferred tax charges relating to reductions in the market price of ShowBiz common stock and the realized gain on sale of The Lido Beach Holiday Inn hotel, offset by a benefit relating to increased valuations of the remaining hotel assets were the principal changes considered for the nine month periods in fiscal 1995 and 1994, resulting in charges of $487,000 and $1,083,000, respectively. No federal deferred tax charges were recorded for the three-month periods in fiscal 1995 and 1994. The federal current charge relates to amounts payable by HEC for the alternative minimum tax.

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


                        LIQUIDITY AND CAPITAL RESOURCES

   The Company's unrestricted cash and cash equivalents at April 30, 1995 totaled $7,785,000.

   Although the Company's ShowBiz shares, having a market value of approximately $15,835,000 at April 30, 1995 (based upon the closing price on such date of $8.875 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,000,000 Merrill Lynch Business Financial Services Inc. line of credit and the $4,000,000 note payable to the Integra Unsecured Creditors' Trust.

   The Company's real estate segment generates funds principally from its property management activities, without significant additional capital costs, and its mortgage loan portfolio. At April 30, 1995, the Company's remaining real estate property was fully leveraged.

   The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $5,371,000 at April 30, 1995. HEP's debt consists primarily of $36,843,000 of borrowings under a line of credit and note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. During May 1995, HEC obtained a $1,500,000 line of credit from a bank and subsequently borrowed $950,000. The line of credit is secured by the publicly traded limited partner units it holds in HEP.

   Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At April 30, 1995, Brookwood had $1,174,000 of unused borrowing capacity on its line of credit.

   The Company's hotel segment generates cash flow from operating five hotels (one Holiday Inn in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina).

   The Merrill Lynch Business Financial Services Inc. line of credit was extended until April 1996 and the term loan on the Company's office-retail property matures in August 1995. Management believes that the term loan will be extended prior to maturity on comparable financial terms.

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

        2  Changes in Securities                                                                None.

        3  Defaults upon Senior Securities                                                      None.

        4  Submission of Matter to a Vote of Security Holders                                   None.

        5  Other Information                                                                    None.

        6  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                (i)   11  Statement Regarding Computation of Per Share Earnings.                Page 24

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



                                        THE HALLWOOD GROUP INCORPORATED




Dated:  June 14, 1995                   By:        /s/ Melvin J. Melle
                                             Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                 Principal Financial and
                                                   Accounting Officer)

                          EXHIBIT INDEX


Exhibit 11 - Statement Regarding Computation of Per Share Earnings

Exhibit 27 - Financial Data Schedule