Form 10-K405
period 1995-07-31
HALLWOOD GROUP INC
filed 1995-10-30
CIK 355766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

MARK ONE
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM             TO

FOR THE FISCAL YEAR ENDED JULY 31, 1995           COMMISSION FILE NUMBER: 1-8303

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)
                                   51-0261339
                                (I.R.S. Employer
                             Identification Number)

                            3710 RAWLINS, SUITE 1500
                                 DALLAS, TEXAS
                    (Address of principal executive offices)
                                     75219
                                   (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                        NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                              ON WHICH REGISTERED
--------------------------------------------------------------------   ------------------------
                   Common Stock ($.10 par value)                       New York Stock Exchange
          13.5% Subordinated Debentures Due July 31, 2009              New York Stock Exchange
 7% Collateralized Senior Subordinated Debentures Due July 31, 2000    New York Stock Exchange

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES X  NO   .
                                                 ---   ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN, DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.10 PAR VALUE PER SHARE, HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE OF $10.25 PER SHARE ON SEPTEMBER 30, 1995 ON THE NEW YORK STOCK EXCHANGE, WAS $8,475,000.

     1,594,344 SHARES OF COMMON STOCK, $.10 PAR VALUE PER SHARE, WERE OUTSTANDING AT SEPTEMBER 30, 1995, INCLUDING 264,709 SHARES OWNED BY THE COMPANY'S HALLWOOD ENERGY CORPORATION SUBSIDIARY.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after July 31, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.     Business....................................................................    1
Item 2.     Properties..................................................................    4
Item 3.     Legal Proceedings...........................................................    5
Item 4.     Submission of Matters to a Vote of Security Holders.........................    6
                                           PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......    6
Item 6.     Selected Financial Data.....................................................    7
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................    8
Item 8.     Financial Statements and Supplementary Data.................................   14
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................................   14
                                           PART III
Item 10.    Directors and Executive Officers of the Registrant..........................   15
Item 11.    Executive Compensation......................................................   15
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............   15
Item 13.    Certain Relationships and Related Transactions..............................   15
                                           PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   16

                                     PART I

ITEM I. BUSINESS

     Upon its formation in 1981, The Hallwood Group Incorporated ("Hallwood" or the "Company") (NYSE:HWG) became engaged in the ownership, operation and management of the real estate portfolios of its corporate predecessors and in the merchant banking business, specializing in assisting troubled companies to implement plans of financial restructuring. After 1981, the Company disposed of a substantial portion of its initial real estate portfolio and significantly expanded the range of its merchant banking activities. The Company has acquired substantial investment positions in a number of previously unaffiliated enterprises and has thereby become a diversified holding company engaged in three principal activities: asset management, operating subsidiaries and investments in associated companies. The Company, its operating subsidiaries and associated company are currently engaged in the commercial and industrial real estate, energy, textile products, hotel and restaurant businesses. For financial reporting purposes, Hallwood considers itself to operate in five business segments: real estate, energy, textile products, hotels and restaurants. The Company is no longer engaged in the merchant banking business, other than in connection with the businesses in which its operating subsidiaries or associated company are engaged. Financial information for each industry segment in which the Company operates is set forth in Note 20 to the Company's consolidated financial statements.

     Asset Management. The Company's asset management division consists of real estate and energy business segments.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, Hallwood Realty Corporation ("HRC") and Hallwood Management Company ("HMC"). In addition, the Company's wholly owned Hallwood Investment Company subsidiary owns and operates an office-retail property in the United Kingdom. HRC is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded real estate master limited partnership (AMEX:HRY). HRC owns a 1% general partner interest and Hallwood owns a 24% limited partner interest in HRP. HRC is responsible for asset management, financing, acquiring and disposing of HRP properties as it deems appropriate. In addition, HRC provides general operating and administrative services to HRP. HRP owns 11 commercial properties, of which 7 are office building properties and 4 are industrial park properties. HMC was formed in June 1991 and acquired the rights under the property management agreements related to the HRP properties. HMC is responsible for on-site property management and receives various fees for the managing and leasing of such properties. See Note 14 to the Company's consolidated financial statements.

     The Company had a significant investment in a mortgage loan portfolio secured by residential lots and condominiums. Substantially all of the portfolio was liquidated during fiscal 1995, in connection with various sales and the assignment of a portion of the portfolio to the plaintiff as a result of the January 1995 settlement of the lawsuit styled Third National Bank in Nashville, Trustee, v. The Hallwood Group Incorporated.

     In fiscal 1995, real estate accounted for 4% of the Company's total revenues, compared to 4% in fiscal 1994 and 6% in fiscal 1993.

     Energy. Energy operations were established in May 1990, when the Company increased its common stock ownership of Hallwood Energy Corporation ("HEC") (AMEX:HWEC) from 11% to 53%, through the conversion of its preferred stock into common stock and the purchase of additional common stock. Since May 1990, HEC has been accounted for as a consolidated subsidiary of the Company. As a result of HEC's subsequent purchases of its own stock for treasury, the Company's effective percentage ownership of HEC's common stock has increased to 75%. See
Note 15 to the Company's consolidated financial statements.

     HEC is engaged in the development, production and sale of oil and gas, and in the acquisition, exploration, development and operation of additional oil and gas properties. HEC is the sole general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly-traded oil and gas master limited partnership (AMEX:HEP), and conducts substantially all of its operations through HEP. HEC's general partner interest in HEP entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25% and HEC holds approximately 6.5% of HEP's limited partner units. In addition, HEP is the general partner of several other affiliated partnerships and a 40% stockholder in Hallwood Consolidated Resources Corporation ("HCRC") (NASDAQ: HCRC), a publicly-traded oil and gas company.

     HEC accounts for its ownership of HEP using the proportionate consolidation method, whereby HEC records its proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     In fiscal 1995, energy accounted for 5% of the Company's total revenues, compared to 6% in fiscal 1994 and 7% in fiscal 1993.

     Operating Subsidiaries. The Company's operating subsidiaries division consists of textile products and hotels business segments.

     Textile Products. Textile products operations are conducted through the Company's wholly-owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. See Note 16 to the Company's consolidated financial statements.

     In fiscal 1995, textile products accounted for 69% of the Company's total revenues, compared to 67% in fiscal 1994 and 60% in fiscal 1993.

     Hotels. Hotel operations are conducted through the Company's wholly-owned, Hallwood Hotels, Inc. ("Hallwood Hotels") and Hallwood-Integra Holding Company, Inc. ("Integra Hotels") subsidiaries, and consist of (i) leasehold interests in two hotel properties, the Longboat Key Holiday Inn, Sarasota, Florida (the "Longboat Key Property"), and the Airport Embassy Suites, Oklahoma City, Oklahoma, both of which were purchased from Integra in June 1991 and; (ii) a fee interest in a Residence Inn in Tulsa, Oklahoma and leasehold interests in two Residence Inns in Greenville, South Carolina and Huntsville, Alabama. The Company previously owned the Lido Beach Holiday Inn hotel in Sarasota, Florida, which was sold in January 1995.

     All of the hotels are operated under license agreements with Holiday Inns Franchising, Inc., Embassy Suites, Inc. or Marriott International, Inc. The license agreements permit the licensor to prescribe, at such times as it determines, standards for the operation and maintenance of the various properties and their furnishings, equipment and facilities. Substantial capital expenditures may be required from time to time to comply with license standards. The Company is in compliance with all current requirements.

     In fiscal 1995, hotel revenues accounted for 22% of the Company's total revenues, compared to 20% in fiscal 1994 and 15% in fiscal 1993. Revenues and average daily room rates for the two properties which were owned during all of both fiscal 1995 and 1994, increased by 3.8% and 4.6%, respectively.

     Associated Companies. Hallwood's investment in an associated company consists of its 15% common stock investment in ShowBiz Pizza Time, Inc. ("ShowBiz") (NASDAQ:SHBZ).

     ShowBiz operates a system of 323 Chuck E. Cheese's children's specialty restaurants in 45 states, of which 227 are company-operated. The Company sold 425,000 ShowBiz shares during fiscal 1993 for $13,500,000 resulting in a $9,705,000 gain. No sales occurred in fiscal 1994 or 1995. The latest financial statements of ShowBiz are included elsewhere in this document. The Company accounts for its investment in ShowBiz on the equity basis.

     The Company formerly owned a 15% interest in Oakhurst Capital, Inc. ("Oakhurst") (20% assuming exercise of warrants). In February 1994, the Company completed a cash sale of its entire investment for $1,250,000, resulting in a gain of $30,000.

     In fiscal 1995, the Company's investment in ShowBiz reported a loss, compared to 1% of the Company's total revenues in fiscal 1994 and 11% in fiscal 1993.

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

     The business of the ShowBiz associated company is subject to competition from major national and regional chains, some of which have capital resources as great or greater than ShowBiz, that are expanding into the family restaurant and entertainment markets.

     Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not materially affected the Company's business to date or that of its associated companies, it is possible that such considerations may have a material and adverse impact in the future. The Company actively monitors its environmental compliance and is not aware of any material compliance issues.

     Number of Employees. The Company had 995 and 1,152 employees as of September 30, 1995 and 1994, respectively, comprised as follows:

                                                                        SEPTEMBER 30,
                                                                        --------------
                                                                        1995     1994
                                                                        ----     -----
        Hallwood......................................................    5          5
        Brookwood.....................................................  380        377
        Hotel Subsidiaries............................................  375        513
        HEC...........................................................  134        153
        HMC...........................................................   81         82
        HRC...........................................................   18         20
        Other.........................................................    2          2
                                                                        ---      -----
                  Total...............................................  995      1,152
                                                                        ===      =====

     A substantial portion of the salaries and related costs of HEC, HMC and HRC employees are reimbursed by the respective energy and real estate partnership affiliates.

ITEM 2. PROPERTIES

  Real Properties

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below and/or in Schedule III hereto.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                                 JULY 31, 1995
                                            -------------------------------------------------------
                                            OPERATING      NON-OPERATING
                 DESCRIPTION                PROPERTIES      PROPERTIES        TOTAL      PERCENTAGE
    --------------------------------------  ----------     -------------     -------     ----------
    Real Estate
      Office-retail -- United
         Kingdom(2).......................   $ 10,743           $--          $10,743          33%
    Textile Products
      Dyeing and finishing
         plant -- Kenyon, RI(2)...........      4,654            --            4,654          14
    Hotels
      Longboat Key Holiday
         Inn -- Sarasota, FL(1),(2).......      7,087            --            7,087          22
      Residence Inn -- Tulsa, OK(2).......      5,437            --            5,437          17
      Embassy Suites -- Oklahoma City,
         OK(1),(2)........................      2,823            --            2,823           9
      Residence Inn -- Huntsville,
         AL(1)............................      1,110            --            1,110           3
      Residence Inn -- Greenville,
         SC(1)............................        596            --              596           2
      Parking lot -- Irving, TX...........         --            50               50           *
                                             --------           ---          -------         ---
              Subtotal....................     17,053            50           17,103          53
                                             --------           ---          -------         ---
              Total.......................   $ 32,450           $50          $32,500         100%
                                             ========           ===          =======         ===

---------------

 *  Less than 1%.

(1) Cost represents purchased leasehold interest in hotel property and capital improvements.

(2) Property is pledged as collateral under loan or bond indenture agreements.

                                                                      JULY 31, 1995
                                                          --------------------------------------
                                                           NUMBER OF
                                                          INVESTMENTS     AMOUNT      PERCENTAGE
                                                          -----------     -------     ----------
    United States
      Oklahoma..........................................       2          $ 8,260          26%
      Florida...........................................       1            7,087          22
      Rhode Island......................................       1            4,654          14
      Alabama...........................................       1            1,110           3
      South Carolina....................................       1              596           2
      Texas.............................................       1               50           *
                                                             ---          -------         ---
              Subtotal..................................       7           21,757          67
    United Kingdom......................................       1           10,743          33
                                                             ---          -------         ---
              Total.....................................       8          $32,500         100%
                                                             ===          =======         ===

---------------

* Less than 1%.

     As of July 31, 1995, no single real estate property constituted 10% or more of the Company's consolidated assets.

     Construction of the office-retail property was completed in 1989 in an upscale commercial section of Brighton. The building is unique in the area and well-suited to the needs of its principal office tenant, which provides additional traffic for retail tenants. As the building is relatively new, only minimal maintenance has been required to date. The Company is currently marketing the office-retail property for sale.

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

     The following tables summarize certain oil and gas information related to HEC's direct interests and its share of HEP's oil and gas activities (in thousands of dollars):

                                                                             JUNE 30,
                                                                        ------------------
                                                                         1995       1994
                                                                        ------     -------
    Net mineral interests, includes $40 and $361 of unproved
      mineral interests at June 30, 1995 and 1994, respectively.......  $9,478     $10,608
    Net other property and equipment..................................     378         397
                                                                        ------     -------
    Oil and gas properties, net.......................................  $9,856     $11,005
                                                                        ======     =======

                                                                     YEARS ENDED JUNE 30,
                                                                    ----------------------
                                                                     1995     1994    1993
                                                                    ------    ----    ----
    Development cost..............................................  $1,142    $835    $513
    Property acquisition cost.....................................     442     831     351
    Exploration cost..............................................     206     287     281

ITEM 3. LEGAL PROCEEDINGS

     The Company, certain of its affiliates and others were named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. In addition, in connection with a formal investigation by the Securities and Exchange Commission, the Company and certain of its officers and directors have provided testimony and produced documents regarding the Company's sale of shares of ShowBiz in June 1993. The Company is also a defendant in a separate lawsuit relating to these sales. The majority of these matters have been settled and negotiations with respect to the settlement of certain of the other matters are in process. Nevertheless, the remaining lawsuits seek or may seek substantial damages from the Company and the other defendants, and there can be no assurances as to the ultimate outcome of these actions. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows beyond the reserves the Company has established for such purposes. See Note 19 to the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders of the Company held on June 27, 1995, stockholders of the Company voted on two amendments to the Company's Certificate of Incorporation as follows:

                                                                       VOTES       VOTES
                    DESCRIPTION OF PROPOSED AMENDMENT                   FOR       WITHHELD
       ------------------------------------------------------------  ---------    --------
  1)   To effect a one-for-four reverse stock split of the
       Company's common stock......................................  5,719,694     214,358
  2)   To restrict certain transfers of the Company's common stock in an attempt to protect certain of the Company's federal
       income tax benefits.........................................  4,354,653     146,135

     As a result of the above, both of the amendments to the Company's Certificate of Incorporation were approved, with an effective date of June 28, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the New York Stock Exchange under the symbol HWG. There were 3,027 stockholders of record as of September 30, 1995.

     The following table sets forth, for the fiscal periods indicated, a two-year record of high and low sales prices on the New York Stock Exchange, adjusted for the one-for-four reverse split of Common Stock effective June 28, 1995.

                                                                 FISCAL
                                                   ----------------------------------
                                                        1995               1994
                                                   --------------     ---------------
                        QUARTERS                   HIGH      LOW      HIGH       LOW
        -----------------------------------------  -----     ----     -----     -----
        First....................................  $13       $ 8      $23 1/2   $19 1/2
        Second...................................    9 1/2     7       21 1/2    17 1/2
        Third....................................   14 1/2     6 1/2   18        11 1/2
        Fourth...................................   13 1/2     9 7/8   13 1/2    10

     The Company has not paid cash dividends since fiscal 1989 and, at present, does not intend to pay cash dividends in the foreseeable future.

     The closing price per share of the Common Stock on the New York Stock Exchange on September 30, 1995 was $10.25.

ITEM 6. SELECTED FINANCIAL DATA
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED JULY 31,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
REVENUES
Asset Management
  Real estate(a)............................  $  4,595   $  4,399   $  6,586   $  6,160   $  2,192
  Energy(b).................................     5,359      6,234      8,455      7,112      8,049
Operating Subsidiaries
  Textile products..........................    77,808     71,624     70,185     71,393     69,960
  Hotels(c).................................    24,898     20,896     17,818     19,325      6,595
Associated Companies........................      (171)     1,356     12,232      9,547      3,437
Other.......................................       737      2,193        854      1,618      1,245
                                              --------   --------   --------   --------   --------
                                               113,226    106,702    116,130    115,155     91,478
EXPENSES
Asset Management
  Real estate (a)...........................     3,244      4,287      3,969      6,107      2,999
  Energy(b).................................     5,575      5,412      6,763      7,044      7,597
Operating Subsidiaries
  Textile products..........................    77,604     70,761     68,678     71,062     69,896
  Hotels(c).................................    22,075     20,330     17,583     19,846      6,743
Associated Companies........................       687        486      5,057     25,061        104
Other.......................................     8,158      7,737     10,007     14,608      9,544
                                              --------   --------   --------   --------   --------
                                               117,343    109,013    112,057    143,728     96,883
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes,
  extraordinary gain and cumulative effect
  of SFAS No. 109 adoption..................    (4,117)    (2,311)     4,073    (28,573)    (5,405)
Income taxes (benefit)......................       830      2,727      5,498     (1,702)       160
                                              --------   --------   --------   --------   --------
Loss before extraordinary gain and
  cumulative effect of SFAS No. 109
  adoption..................................    (4,947)    (5,038)    (1,425)   (26,871)    (5,565)
Extraordinary gain from extinguishment of
  debt......................................       143        648         --        452        196
                                              --------   --------   --------   --------   --------
Loss before cumulative effect of SFAS No.
  109 adoption..............................    (4,804)    (4,390)    (1,425)   (26,419)    (5,369)
Cumulative effect of SFAS No. 109
  adoption..................................        --         --         --     12,133         --
                                              --------   --------   --------   --------   --------
NET LOSS....................................  $ (4,804)  $ (4,390)  $ (1,425)  $(14,286)  $ (5,369)
                                              ========   ========   ========   ========   ========
PER COMMON SHARE (PRIMARY)
  Net loss per common share(d)..............  $  (3.50)  $  (3.20)  $  (1.04)  $ (10.11)  $  (3.50)
DIVIDENDS PER COMMON SHARE..................        --         --         --         --         --
FINANCIAL CONDITION
  Total assets..............................  $112,375   $127,325   $138,378   $152,019   $151,455
  Subordinated debentures...................    48,605     49,768     52,513     49,518     52,720
  Loans payable.............................    32,731     38,054     29,323     43,426     27,330
  Redeemable preferred stock................     1,000         --         --         --         --
  Common stockholders' equity...............     3,323      7,977     13,760     16,919     33,840

---------------

(a) The Company's real estate operations increased in June 1991 with the purchase of property management contracts related to the properties owned by Hallwood Realty Partners, L.P.

(b) The Company acquired a 53% majority interest in HEC and commenced reporting of its consolidated energy operations in May 1990. Its majority interest was subsequently increased to 63% in December 1993, 70% in April 1995 and to 75% in July 1995.

(c) The Company's hotel operations commenced in December 1989, as a result of the purchase of a fee-owned hotel, which was sold in January 1995, and the purchase of three leased properties in June 1991, one of which was sold in January 1993. Hotel operations were also increased by the March 1994 acquisition of the fee interest, two leasehold interests and two management contracts for Residence Inns. The two management contracts were sold during fiscal 1995.

(d) Per share information has been adjusted for the one-for-four reverse split of the Company's Common Stock effective June 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations. The Company recorded a net loss of $4,804,000 for fiscal 1995, compared to net losses of $4,390,000 and $1,425,000 for fiscal 1994 and 1993, respectively.

     Total revenue for fiscal 1995 was $113,226,000, compared to $106,702,000 and $116,130,000 for fiscal 1994 and 1993, respectively.

     Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels and restaurant business segments:

     Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

  Real Estate

     Revenues. Real estate revenues of $4,595,000 for fiscal 1995, $4,399,000 for fiscal 1994 and $6,586,000 for fiscal 1993, include fee income, rentals, equity loss from the Company's investments in HRP and interest and discounts on the mortgage loan portfolio.

     Fee income of $3,906,000 in fiscal 1995 decreased slightly compared to $3,924,000 for fiscal 1994 and $5,939,000 for fiscal 1993. The Company's HRC subsidiary became general partner of HRP on November 1, 1990, upon completion of the consolidation of eight real estate limited partnerships originally sponsored and managed by Equitec Financial Group, Inc. ("Equitec") into HRP. HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $436,000 for fiscal 1995, $435,000 for fiscal 1994 and $472,000 for fiscal 1993. Effective June 1, 1991, the Company's HMC subsidiary purchased the property management contracts relating to the HRP properties from Equitec for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the consolidation. The property management contracts encompass day-to-day property management responsibilities, for which HMC receives management fees, leasing commissions and certain other fees. HMC earned fees and commissions from HRP and certain third parties of $3,470,000 for fiscal 1995, $3,489,000 for fiscal 1994 and $5,467,000 for fiscal 1993. The volatility of revenues during the three years ended July 31, 1995 was due to the significant level of leasing and construction fees earned by HMC in fiscal 1993 in combination with the disposition of certain HRP properties.

     Rental income of $702,000 for fiscal 1995 increased $135,000 or 24%, from $567,000 in fiscal 1994 due to higher retail occupancy levels at the Company's office-retail property, a $51,000 tenant receivable writeoff recorded in fiscal 1994 and a favorable currency exchange rate fluctuation. Fiscal 1994 rentals decreased slightly from the 1993 amount of $572,000.

     Interest and discounts from mortgage loans decreased by 44%, to $198,000 in fiscal 1995, compared to $354,000 in fiscal 1994, from the sale of a portion of the mortgage loan portfolio and the January 1995 settlement of the lawsuit styled Third National Bank in Nashville, Trustee, v. The Hallwood Group Incorporated, whereby the Company directly assigned a portion of the portfolio to the plaintiff as part of a negotiated settlement. The fiscal 1994 amount decreased by 24%, compared to $468,000 in fiscal 1993 as a result of continuing amortization and early loan repayments.

     The loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss recorded by HRP. The Company recorded equity accounting losses of $211,000 for fiscal 1995, $446,000 for fiscal 1994 and $393,000 for fiscal 1993. The reduced loss in fiscal 1995 is due to (i) the recording of a pro rata share of losses with respect to the Company's investment in HRP limited partner units of $121,000 in fiscal 1995, compared to $159,000 in fiscal 1994 and $283,000 in fiscal 1993 and (ii) the recording of a pro-rata share of losses with respect to the general partner interest of $90,000 in fiscal 1995, compared to $287,000 in fiscal 1994 and $110,000 in fiscal 1993. HRP's losses include litigation and settlement costs of $20,922,000, partially offset by a gain from extinguishment of debt of $11,377,000. Due to recording the pro-rata share of losses reported by HRP as prescribed by equity accounting, the carrying value of the Company's limited partner units acquired prior to March 1995 (89,269 units) had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Between March 1 and July 31, 1995, the Company acquired 323,539 additional limited partner units pursuant to HRP's reverse split and commission-free offer to purchase less than 100 units. HRP purchased odd lot units from its unitholders and resold such units to the Company at the same price under a previously announced intention. The Company commenced recording its pro rata share of losses during the fourth quarter relating to the newly-acquired units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. See Note 3 to the Company's consolidated financial statements.

     Expenses. Real estate expenses were $3,244,000 for fiscal 1995 compared to $4,287,000 for fiscal 1994, including $1,500,000 for litigation settlement, and $3,969,000 for fiscal 1993. This category also includes administrative expenses, depreciation and amortization, interest, provision for losses and operating expenses.

     Administrative expenses of $1,174,000 for fiscal 1995 represent an increase of $151,000, or 15%, from $1,023,000 for fiscal 1994. This increase was attributable to higher leasing commissions paid during fiscal 1995, which corresponds with the increased leasing fee income earned by HMC. The decrease of $496,000, or 33% in fiscal 1994 from $1,519,000, in fiscal 1993, was attributable to the disposition of properties by HRP and the October 31, 1993 expiration of HRC's guarantee to absorb general and administrative expenses of HRP in excess of $2,500,000 per annum.

     Depreciation and amortization of $972,000 for fiscal 1995 decreased $88,000, or 8%, compared to $1,060,000 for fiscal 1994. The fiscal 1994 amount decreased $264,000, or 20%, compared to $1,324,000 for fiscal 1993. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of former property management contracts acquired by HMC and, beginning November 1993, of HRC's general partner interest in HRP to the extent allocated to management rights. The declines between the periods are attributable to the full amortization of the acquired property management contracts in October 1993.

     Interest expense of $639,000, $672,000 and $713,000 for fiscal years 1995, 1994 and 1993, respectively, relate primarily to borrowings from The First National Bank of Boston ("FNBB") secured by the office-retail property, and the $1,500,000 promissory note, issued in connection with settlement of the Equitec Rollup litigation in August 1994. The fiscal 1995 decrease of $33,000 was due to lower interest costs from the August 1994 extension of the FNBB loan, offset by the interest on the promissory note. The fiscal 1994 decrease was primarily attributable to a decline in the foreign currency exchange rate. See Note 7 to the Company's consolidated financial statements.

     In April 1994, the Company entered into a settlement agreement to resolve the Equitec Roll-up Litigation, and recorded the expense relating to the issuance of a $1,500,000 promissory note. See Note 19 to the Company's consolidated financial statements.

     The fiscal 1995 provision for losses of $431,000 is comprised of (i) a $221,000 loss on disposition of a portion of the mortgage loan portfolio; (ii) a $200,000 write-down on the carrying value of the office-retail property located in the United Kingdom; and (iii) a $10,000 loss on the disposition of a developed land parcel in Flint, Michigan. No provision for loss was recorded in fiscal 1994. The fiscal 1993 provision for losses of $340,000 is comprised of
(i) a $200,000 loss on disposition of the last commercial real estate mortgage loan; (ii) a $40,000 provision for uncollectible resort time-share loans and;
(iii) a $100,000 write-down of the aforementioned land parcel.

     Operating expenses declined to $28,000 for fiscal 1995, compared to $32,000 for fiscal 1994 and $73,000 for fiscal 1993. The declines were due to reduced professional fees associated with the office-retail property.

  Energy

     Revenue. The Company owns approximately 75% (on a fully diluted basis) of the common stock of HEC as of July 31, 1995 (63% as of July 31, 1994 and 57% as of July 31, 1993). HEC's general partner interest in HEP entitles it to interests in HEP's properties ranging from 2% to 25%, and HEC holds approximately 6.5% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     Oil and gas revenues of $5,343,000 for fiscal 1995 compares to $5,983,000 for fiscal 1994 and $6,714,000 for fiscal 1993. Fiscal 1995 production volumes increased 2% from 1994 and decreased 11% in fiscal 1994 from fiscal 1993. The increase in production volume in 1995 is due to increased production from developmental drilling projects in West Texas, partially offset by normal production declines. The decline in production in 1994 is the result of normal production declines. Oil prices averaged $16.45 per barrel in fiscal 1995, compared to an average price of $16.28 in fiscal 1994 and $19.20 in 1993. Gas prices averaged $1.70 per mcf in fiscal 1995, compared to $2.13 in fiscal 1994 and $1.97 in fiscal 1993.

     Other income of $16,000 for fiscal 1995, compares to $251,000 for fiscal 1994 and $1,741,000 for fiscal 1993. The decrease in fiscal 1995 is attributable to HEC's equity loss in its HCRC affiliate due to an impairment of oil and gas properties. The decrease in 1994 from 1993 is the result of HEC's share of a favorable litigation settlement received by HEP recorded in fiscal 1993.

     Expenses. Energy expenses increased 3% to $5,575,000 for fiscal 1995 from $5,412,000 for fiscal 1994 and decreased 20% in fiscal 1994 from $6,763,000 for fiscal 1993.

     Depreciation, depletion, amortization and impairment of properties increased 19% in fiscal 1995 to $2,403,000 from $2,018,000 in fiscal 1994, as a result of a $464,000 impairment charge, representing HEC's pro-rata share of HEP's write-off of its Indonesian operations. The 5% decrease in fiscal 1994 from $2,115,000 in fiscal 1993 was due to the decrease in production previously discussed.

     Administrative expenses for fiscal 1995 increased $476,000, or 45%, to $1,525,000 from the fiscal 1994 amount of $1,049,000. This increase was a result of HEC's share of various lawsuit settlements made by HEP. Administrative expenses in fiscal 1994 decreased slightly from the fiscal 1993 amount of $1,058,000.

     Operating expenses, which are comprised of the costs of operating wells and production-related taxes, for fiscal 1995 decreased by $220,000 or 14% to $1,336,000 from the fiscal 1994 amount of $1,556,000. The decrease is comprised of lower production taxes resulting from the 11% decrease in oil and gas revenue discussed above combined with general operating cost reductions in West Texas. Fiscal 1994 operating expenses decreased $235,000, or 13%, from $1,791,000 in fiscal 1993 for the same reason.

     Interest expense decreased slightly, to $375,000 for fiscal 1995 from $378,000 in fiscal 1994 and $186,000, or 33%, from $564,000 for fiscal 1993, due primarily to HEP's lower average debt balance.

     Minority interest, which represents the interest of other common and preferred shareholders in the net income (loss) of HEC, of $(64,000), $411,000 and $1,235,000 for fiscal years 1995, 1994 and 1993, respectively, fluctuates depending upon HEC's net income (loss) and percentage of minority ownership.

     Operating Subsidiaries. The business segments of the Company's operating subsidiaries division consists of textile products and hotels.

  Textile Products

     Revenue. Textile products revenue increased 9% to $77,808,000 for fiscal 1995, compared to $71,624,000 for fiscal 1994. This increase of $6,184,000 resulted from growth in all of Brookwood's divisions except the Kenyon finishing plant. The increase in revenues was principally from continued growth in the Brookwood Consumer and Brookwood Roll Goods divisions. The 2% increase in revenues from $70,185,000 in fiscal 1993 to $71,624,000 in fiscal 1994 resulted principally from growth in the Brookwood Consumer and Brookwood Roll Goods divisions, partially offset by a decrease of the Kenyon finishing plant's revenues due to weak market conditions.

     Expenses. Textile products expenses increased 10% to $77,604,000 for fiscal 1995 from $70,761,000 for fiscal 1994. The increase in cost of sales was principally the result of a 9% increase of sales revenue. The lower gross profit margin for 1995 was the result of manufacturing inefficiencies at the Kenyon finishing plant. Gross margins were 11.6%, 12.5% and 13.8% in fiscal 1995, 1994 and 1993, respectively. Administrative expenses increased $503,000 in fiscal 1995 to $5,835,000 from the fiscal 1994 amount of $5,332,000, due to increased operating expenses associated with previously mentioned sales growth in distribution divisions and the increased use of consultants on special projects. The $232,000 increase in interest expense to $834,000 from the 1994 amount of $602,000 was the result of higher average borrowings and higher interest rates in fiscal 1995. Expenses increased $2,083,000 in fiscal 1994 from fiscal 1993. The increase in cost of sales and the resultant deterioration in textile products gross profits were principally the result of weak market conditions experienced by the Kenyon finishing plant during fiscal 1994. Interest expense decreased $69,000 in fiscal 1994 from 1993 as a result of lower average borrowings and lower interest rates.

  Hotels

     Revenues. Sales of $22,502,000 increased by $1,606,000 for fiscal 1995, or 8%, compared to $20,896,000 for fiscal 1994. Such increase was due to the inclusion of a full year of operations of the Integra Hotels' properties, acquired in March 1994, offset by the January 1995 sale of the Lido Beach Holiday Inn hotel. For the two properties which were owned during all of both fiscal 1995 and 1994, revenues increased $494,000, or 3.8%, and the average daily rate increased by 4.6% between the periods. Revenues for fiscal 1994 increased 17% from fiscal 1993 revenues of $17,818,000, primarily due to the aforementioned inclusion of the Integra Hotels properties. For properties which were owned during all of both fiscal 1994 and 1993, revenue increased $153,000, or 0.9%, and the average daily rate increased by 6.4% between the periods.

     During fiscal 1995 the Company sold both its fee interest in the Lido Beach Holiday Inn hotel resulting in a gain of $2,164,000 and two management contracts resulting in a gain of $232,000.

     Expenses. Hotel expenses were $22,075,000, $20,330,000 and $17,583,000 in fiscal years 1995, 1994 and 1993, respectively.

     Operating expenses of $18,744,000 for fiscal 1995 increased by $1,406,000, or 8%, from the fiscal 1994 expenses of $17,338,000. The increase was primarily due to the inclusion of a full year for the Integra Hotels properties and the sale of the Lido Beach Holiday Inn hotel. For properties which were owned during all of both 1995 and 1994 operating expenses increased $196,000, or 1.7% between the periods. For properties which were owned during all of both fiscal 1994 and 1993 operating expenses increased by $2,055,000 from $15,283,000, or 13% between the periods, due primarily to the inclusion of the Integra Hotels properties.

     Depreciation and amortization increased to $2,429,000 in fiscal 1995 from $2,104,000 in fiscal 1994 and $1,610,000 in fiscal 1993, due to significant capital improvements completed during the last several fiscal years and the acquisition of Integra Hotels properties. Amortization expense for all three years relates principally to the Longboat Key Holiday Inn, Oklahoma City Embassy Suites and two Residence Inn leaseholds.

     Interest expense of $902,000 for fiscal 1995 increased $4,000 from $888,000 in fiscal 1994. The interest expense relates to a term loan on the Lido Beach Holiday Inn hotel, which amounted to $360,000, $673,000 and $690,000 in fiscal years 1995, 1994 and 1993, respectively, and a mortgage on the Residence Inn hotel located in Tulsa, Oklahoma in the amount of $542,000 in fiscal 1995 and $215,000 in fiscal 1994. The term loan was paid off in January 1995 in connection with the sale of the hotel.

  Associated Companies

     Revenues. Associated companies' (loss) for fiscal 1995 in the amount of $(171,000) compares to income of $1,356,000 for fiscal 1994 and $12,232,000 for fiscal 1993. Substantially all income is derived from ShowBiz in all three years. The declines between the years are due to a substantial decline in ShowBiz results, which was attributable to lower operating margins and certain non-cash charges that negatively impacted results, including a reduction in deferred tax credits, a charge for new store pre-opening costs, a reserve for asset impairment and a reserve for legal settlements. Included in the 1993 amount is a gain of $9,705,000, from the sale of 425,000 ShowBiz shares. The fiscal 1993 amount is net of a write-down of the carrying value of the Company's investment in Oakhurst in the amount of $275,000. See Note 3 to the Company's consolidated financial statements.

     Expenses. Interest expense of $687,000 for fiscal 1995 increased by $201,000, or 41%, from $486,000 in fiscal 1994. The interest expense during the three years relates to borrowings under a line of credit facility from Merrill Lynch Business Financial Services, Inc. ("MLBFS"), former margin loans and the issuance of a $4,000,000 note to Integra's Unsecured Creditors' Trust ("IUCT") in March 1994. The fiscal 1995 increase was attributable to an increase in rate on the MLBFS line of credit, offset by a decline in the average outstanding balance, and the issuance of the 5% fixed interest note to IUCT. The decrease in the fiscal 1994 period of $453,000, or 48%, from $939,000 in fiscal 1993 was attributable to lower average borrowings and lower interest rates. All of the Company's shares of ShowBiz common stock are presently pledged as collateral under the MLBFS and IUCT loan obligations.

     The Company recorded a provision for loss of $4,118,000 in fiscal 1993 with respect to its investment in Integra. In July 1992, Integra filed for chapter 11 bankruptcy protection and during fiscal 1993, Integra continued to operate in bankruptcy while it developed an amended plan of reorganization. The amended plan provided for payments by the Company to a proposed bankruptcy-created trust and, as a result, the Company recorded a provision for loss in fiscal 1993 in excess of the previously reserved amount for such payments and legal fees. The Plan was confirmed by the court and was consummated in March 1994. See Note 8 to the Company's consolidated financial statements.

  Other

     Revenue. Fiscal 1995 and 1994 fee income of $425,000 and $150,000, respectively, was received from financial consulting contracts with an HEP affiliate and ShowBiz. Fiscal 1993 fee income of $472,000, included fees of $354,000 that were derived from financial consulting contracts with ShowBiz and Oakhurst. The consulting contract with the HEP affiliate, which was effective July 1994, provides for a $300,000 annual fee and the ShowBiz consulting contract provides for a $125,000 annual fee. The Oakhurst contract in the annual amount of $250,000 was terminated in June 1994.

     Interest and other income, principally from interest on short-term investments, decreased by $28,000, or 8%, to $312,000 in fiscal 1995, compared to $340,000 for fiscal 1994, as a result of lower cash available for investment. Fiscal 1994 interest revenues decreased by $42,000 from the fiscal 1993 amount of $382,000 for the same reason.

     On February 4, 1994 the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability on this investment, the Company had previously written off the asset; therefore, the entire amount was recognized as a recovery in fiscal 1994.

     Expenses. The interest expense during the three years ended July 31, 1995 primarily relates to the Company's 13.5% Subordinated Debentures and 7% Collateralized Senior Subordinated Debentures. The Company's net interest expense in fiscal 1995 was $4,304,000, a slight decrease from the fiscal 1994 amount of $4,322,000. The Company's net interest expense for fiscal 1994 represents a 33% decrease in such expense compared to the fiscal 1993 amount of $6,413,000, principally due to the favorable effect of the bond exchange program concluded in March 1994. See Note 9 to the Company's consolidated financial statements.

     Other administrative expenses of $3,841,000 in fiscal 1995 compares to $3,268,000 for fiscal 1994, and to $3,629,000 for fiscal 1993. The increase in fiscal 1995 of $573,000, or 18%, is attributable to increased costs related to litigation matters, offset by lower personnel and office expenses. The decrease in expense of $361,000 or 10% for fiscal 1994 compared to fiscal 1993 is due to lower personnel and office expenses, offset by increased litigation costs.

     In fiscal 1995, the Company recorded a $13,000 provision for loss due to an unfavorable foreign currency exchange rate fluctuation. In fiscal 1994, the Company recorded a $147,000 provision for loss from an investment in a marketable security. In fiscal 1993, the Company recorded a $35,000 recovery from a marketable security investment.

     Income Taxes. Effective August 1, 1991, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.
109 -- Accounting for Income Taxes ("SFAS No. 109").

Among other things this standard requires the recognition of future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax bases of assets and liabilities (approximately $8,303,000 at July 31, 1995) and tax net operating loss carryforwards (approximately $57,679,000 at July 31, 1995) ("NOLs") and capital loss carryforwards (approximately $1,515,000 at July 31, 1995), to the extent that realization of such benefits is "more likely than not", as defined in SFAS No. 109. In its consolidated financial statements for the fiscal year ended July 31, 1992, the Company adopted the provisions of SFAS No. 109 and changed its accounting method for income taxes by recording its cumulative effect, as of the beginning of the fiscal year, resulting in a one-time $12,133,000 increase to stockholders' equity. See Note 12 to the Company's consolidated financial statements.

     The Company's NOLs expire as follows: 1996 -- $191,000, 1997 to
2000 -- $2,422,000 and 2006 to 2010 -- $55,066,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,261,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

     Extraordinary Item. In fiscal 1995, the Company repurchased 7% Debentures from its HEC subsidiary having a principal value of $1,894,000 for $1,385,000. Since this transaction was with a consolidated subsidiary, no gain was recorded. Additionally, during 1995 the Company purchased 7% Debentures having a principal value of $604,000 for a discounted amount of $461,000, which resulted in an extraordinary gain from extinguishment of debt in the amount of $143,000. During fiscal 1994 the Company repurchased 7% Debentures with a principal value of $2,174,000 for a discounted amount of $1,526,000, which resulted in a gain of $648,000.

     Liquidity and Capital Resources. Cash and cash equivalents at July 31, 1995 totaled $5,824,000.

     The Company's real estate segment generates funds principally from its property management activities without significant additional capital costs. At July 31, 1995 the Company's office-retail property was substantially leveraged. Although the term loan has been extended to January 1996, management believes it can be further extended or refinanced for at least the present outstanding amount if the property is not sold prior to that date.

     The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $5,056,000 at June 30, 1995. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In fiscal 1995, HEC obtained a $1,500,000 line of credit from a bank, of which $950,000 was borrowed as of June 30, 1995. Subsequent to June 30, 1995, HEC borrowed an additional $250,000. The line of credit is secured by the publicly-traded limited partner units it holds in HEP. Due to collateral constraints, HEC has no unused borrowing capacity under its line of credit at September 30, 1995. The line of credit limits dividends paid by HEC to $3.50 per share each fiscal year. At September 30, 1995, HEP had $12,857,000 outstanding under a note purchase agreement which matures in April 1998, and $24,700,000 outstanding under a revolving credit agreement which matures in February 2001. HEP's unused borrowing capacity under the revolving credit agreement was $1,000,000 at September 30, 1995.

     At July 31, 1995, Brookwood maintained a $13,500,000 revolving line of credit facility (the "Brookwood Revolver") with The Chase Manhattan Bank, N.A. ("Chase"), which is collateralized by accounts receivable and equipment. At September 30, 1995, Brookwood had $1,001,000 of unused borrowing capacity.

     The Company's hotels have benefitted from the upturn in occupancy and average daily rates experienced by the lodging industry. Although capital expenditures are periodically required under franchise agreements, funds generated from hotel operations have contributed significantly to the Company's working capital. The sale of hotels is also a source of liquidity; however, it may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing.

     Although the Company's ShowBiz shares, having a market value of approximately $23,640,000 at September 30, 1995 (based upon the closing price of $13.25 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,000,000 MLBFS line of credit and the $4,000,000 note payable to the IUCT.

     Management believes that it will have sufficient funds derived from operations and the potential sale of ShowBiz shares, hotel properties or other assets to satisfy its obligations.

     As described in Note 19 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,918,000 (excluding operating lease commitments of $11,143,000).

     Inflationary Factors. Typically, inflation has the effect on real estate operations of increasing revenue based on percentage rentals and allowing rent increases on lease renewals as rental rates rise, generally to reflect higher construction costs on new properties. This positive effect, if any, on the Company's revenues may be offset by increasing operating expenses. Higher construction costs and rental rates, if any, may make the Company's existing rental properties more valuable in terms of both replacement cost and income expectation, two significant factors in any valuation of real estate on a current basis. However, due to the volatility in the real estate industry, there can be no expectation that any of these factors will materialize.

     The market for and prices of oil and gas depend on a number of factors, including the level of domestic production, pace of the general economy, supply of imported oil and gas, actions of foreign oil-producing nations and extent of governmental regulation and taxation. HEP has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold. HEP has entered into financial contracts for hedging transactions of between 3% and 45% of its forecasted oil production for the years 1996 through 1999 at prices ranging from $15.08 per barrel to $17.12 per barrel. HEP has also entered into hedging contracts of between 4% and 55% of its forecasted gas production for the years 1996 through 1999 at prices ranging from $1.49 per mcf to $2.05 per mcf.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 1995.

     In addition to certain directors of the Company who serve as executive officers, the following individuals also serve as executive officers of the
Company:

     William L. Guzzetti, age 52, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of HEC since February 1985 and as President, Chief Operating Officer and a Director of HCRC since May 1991. Prior to that, Mr. Guzzetti served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of HRC and HMC, respectively.

     Melvin J. Melle, age 53, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

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

     1. Financial Statements.

        Included in Part II, Item 8 of this report are the following:

           Independent Auditors' Report

           Consolidated Balance Sheets, July 31, 1995 and 1994

           Consolidated Statements of Operations, Years ended July 31, 1995, 1994 and 1993

           Consolidated Statements of Changes in Stockholders' Equity, Years ended July 31, 1993, 1994 and 1995

           Consolidated Statements of Cash Flows, Years ended July 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

     Supplemental Oil and Gas Reserve Information (Unaudited)

     2. Financial Statement Schedules.

        Independent Auditors' Report on Schedules

                I  Condensed Financial Information of Registrant
               II  Valuation and Qualifying Accounts and Reserves
              III  Real Estate and Accumulated Depreciation

     All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes.

  Financial Statements of ShowBiz Pizza Time, Inc.

     Form 10-K, for the year ended December 30, 1994

     Form 10-Q, for the period ended June 30, 1995 (Unaudited)

     3. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         3.1           -- Second Restated Certificate of Incorporation of The Hallwood Group
                          Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement, File No. 33-63709.
         3.2           -- Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein by reference to
                          Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended
                          July 31, 1993, File No. 1-8303.
         4.1           -- Indenture Agreement, dated as of April 14, 1983, among Atlantic
                          Metropolitan Corporation, Atlantic Metropolitan (U.K.) plc and The
                          Law Debenture Trust Corporation plc, as Trustee, relating to the
                          12% Convertible Notes due July 31, 1997 of Anglo Metropolitan
                          (U.K.) plc is incorporated herein by reference to Exhibit 4.4 to
                          Atlantic Metropolitan Corporation's Form 10-K for the fiscal year ended July 31, 1983, File No. 1-8303.

         4.2           -- Indenture Agreement, and related Pledge Agreement, dated as of
                          March 2, 1994, among Norwest Bank Minnesota, National Association,
                          Trustee, and the Company, regarding 7% Collateralized Subordinated
                          Debentures due July 31, 2000, is incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended January 31, 1994, File No. 1-8303.
         4.3           -- Indenture, dated as of May 1, 1989, between the Company and The
                          Bank of New York, as Trustee, is incorporated herein by reference to Exhibit T3C to the Company's Application for Qualification of
                          Indenture on Form T-3, Registration No. 22-19326.
        10.1           -- Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties Corporation's
                          Registration Statement on Form S-11, File No. 2-73345.
        10.2           -- Amendment to Consulting Agreement with Robert L. Lynch, effective
                          October 1, 1982, is incorporated herein by reference to Exhibit
                          10.4 to Umet Properties Corporation's Form 10-K for the fiscal year ended November 30, 1982, File No. 1-8384.
        10.3           -- Amended and Restated Agreement, dated March 30, 1990, between the
                          Company and Stanwick Management Company, Inc. (subsequently merged into its parent, Stanwick Holdings, Inc.) concerning the allocation of costs and expenses incurred in connection with the operation and management of their common offices is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the
                          fiscal quarter ended April 30, 1990, File No. 1-8303.
        10.4           -- Amended 1985 Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July 31, 1987, File No. 1-8303.
        10.5           -- Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, File No. 1-8303.
        10.6           -- Agreement, dated December 18, 1987, between the Company, Grainger
                          Trust plc, Atlantic Metropolitan (U.K.) plc and Alan George Crisp,
                          relating to the sale by the Company of Atlantic Metropolitan (U.K.)
                          plc is incorporated herein by reference to Exhibit 2.1 to the
                          Company's Form 8-K dated January 6, 1988, File No. 1-8303.
        10.7           -- Tax Sharing Agreement, dated as of March 15, 1989, between the
                          Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K for the
                          fiscal year ended July 31, 1989, File No. 1-8303.
        10.8           -- Amended Tax-Favored Savings Plan Agreement of the Company,
                          effective as of February 1, 1993, incorporated by reference to
                          Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended
                          July 31, 1993, File No. 1-8303.
        10.9           -- Hallwood Special Bonus Agreement, dated as of August 1, 1994, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated eligible employees of the
                          Company, File No. 1-8303.
        10.10          -- Consulting Agreement, dated as of August 1, 1989, between the
                          Company and Atlantic Management Associates, Inc. is incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the
                          fiscal quarter ended January 31, 1990, File No. 1-8303.
        10.11          -- Services Agreement, dated September 29, 1993 between the Company and Hallwood Securities Limited, incorporated by reference to
                          Exhibit 10.43 to the Company's Form 10-K for the fiscal year ended
                          July 31, 1993, File No. 1-8303.

        10.12          -- Consulting Agreement, dated June 2, 1993, between the Company and
                          Hallwood Monaco S.A.M, incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the fiscal year ended July 31, 1993,
                          File No. 1-8303.
        10.13          -- Credit Agreement and Guaranty, dated as of December 9, 1993, among
                          Brookwood Companies Incorporated as Borrower, the Guarantor
                          signatory hereto, the Banks signatory hereto and The Chase
                          Manhattan Bank, N.A., as Agent; and the First Amendment to Credit
                          Agreement and Guaranty, dated as of March 31, 1994, incorporated by reference to Exhibit 10.55 to the Company's Form 10-Q for the
                          quarter ended April 30, 1994, File No. 1-8303.
        10.14          -- Second Amendment to Credit and Guaranty, dated as of September 27,
                          1995, among Brookwood Companies Incorporated as Borrower, Kenyon
                          Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as
                          Bank and as agent for the Banks, File No. 1-8303.
        10.15          -- Third Amendment to Credit and Guaranty, dated as of September 27,
                          1995, among Brookwood Companies Incorporated as Borrower, Kenyon
                          Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as
                          Bank and as agent for the Banks, filed herewith.
        10.16          -- WCMA Note and Loan Agreement and Pledge and Collateral Assignment
                          of Securities Account and Securities, dated as of April 19, 1995 between the Company and Merrill Lynch Business Financial Services,
                          Inc.; and Amendment to Loan Documents, dated September 8, 1994,
                          File No. 1-8303.
        10.17          -- Employment Agreement, dated as of April 1, 1993, between the
                          Company's Hallwood Monaco SAM subsidiary and Anthony J. Gumbiner,
                          File No. 1-8303.
        10.18          -- Financial Consulting Agreement, dated as of August 1, 1994, between the Company and Hallwood Financial Corporation, File No. 1-8303.
        10.19          -- Financial Consulting Agreement, dated as of June 30, 1994, between the Company and Hallwood Petroleum, Inc., File No. 1-8303.
        10.20          -- Agreement, dated as of January 1, 1993, between Hallwood Investment
                          Company and Brian Michael Troup, filed herewith.
        10.21          -- Financial and Management Consulting Services Agreement, between
                          ShowBiz Pizza Time, Inc. and the Company, dated December 1988, filed herewith.
        10.22          -- 1995 Stock Option Plan For The Hallwood Group Incorporated is
                          incorporated herein by reference to Exhibit 4.1 of the Company's
                          Form S-8 Registration Statement, File No. 33-63709.
        11             -- Statement Regarding Computation of Per Share Earnings.
        22             -- Active Subsidiaries of the Registrant as of September 30, 1995.
        27             -- Financial Data Schedule.

     (b) Reports on Form 8-K.

     On October 26, 1995 the Company filed a Form 8-K reporting a change in the Company's fiscal year end from July 31 to December 31, to be effective beginning December 31, 1995, which is incorporated herein by reference. File No. 1-8303.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE HALLWOOD GROUP INCORPORATED

                                            By:     /s/  MELVIN J. MELLE
                                               ---------------------------------
                                                       Melvin J. Melle
                                                  Vice President -- Finance
                                                   (Principal Financial and
                                                      Accounting Officer)

Dated: October 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 27th day of October 1995.

                   SIGNATURE                                        TITLE
-----------------------------------------------  --------------------------------------------
             /s/  MELVIN J. MELLE                Vice President -- Finance (Principal
-----------------------------------------------    Financial and Accounting Officer)
               (Melvin J. Melle)

           /s/  ANTHONY J. GUMBINER              Chairman of the Board and Director
-----------------------------------------------    (Principal Executive Officer)
             (Anthony J. Gumbiner)

             /s/  ROBERT L. LYNCH                Vice Chairman and Director
-----------------------------------------------
               (Robert L. Lynch)

              /s/  BRIAN M. TROUP                President and Director (Principal Operating
-----------------------------------------------    Officer)
               (Brian M. Troup)

          /s/  CHARLES A. CROCCO, JR.            Director
-----------------------------------------------
           (Charles A. Crocco, Jr.)

             /s/  J. THOMAS TALBOT               Director
-----------------------------------------------
              (J. Thomas Talbot)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGE
                                                                                       ------
Independent Auditors' Report.........................................................      21
Financial Statements:
  Consolidated Balance Sheets, July 31, 1995 and 1994................................   22-23
  Consolidated Statements of Operations, Years ended July 31, 1995, 1994 and 1993....   24-25
  Consolidated Statements of Changes in Stockholders' Equity, Years ended July 31,
     1993, 1994 and 1995.............................................................      26
  Consolidated Statements of Cash Flows, Years ended July 31, 1995, 1994 and 1993....      27
  Notes to Consolidated Financial Statements.........................................   28-56
  Supplemental Oil and Gas Reserve Information (Unaudited)...........................   57-59
Schedules:
Independent Auditors' Report on Schedules............................................      60
     I   Condensed Financial Information of Registrant...............................   61-65
     II  Valuation and Qualifying Accounts and Reserves..............................      66
     III Real Estate and Accumulated Depreciation....................................      67
     All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes.
Financial Statements of ShowBiz Pizza Time, Inc.
  Form 10-K, for the year ended December 30, 1994
  Form 10-Q, for the period ended June 30, 1995 (Unaudited)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
October 12, 1995

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                JULY 31
                                                                          --------------------
                                                                            1995        1994
                                                                          --------    --------
ASSET MANAGEMENT
  REAL ESTATE (NOTES 2, 3, 4, 7 AND 14)
     Investments in HRP.................................................  $ 10,517    $  6,927
     Properties, net....................................................     7,931       8,119
     Receivables and other assets.......................................       353         406
     Mortgage loans, net................................................        86       2,021
                                                                          --------    --------
                                                                            18,887      17,473
  ENERGY (NOTES 5, 7 AND 15)
     Oil and gas properties, net........................................     9,856      11,005
     Current assets of HEP..............................................     1,859       2,976
     Noncurrent assets of HEP...........................................     1,415       1,868
     Receivables and other assets.......................................     1,298       1,437
                                                                          --------    --------
                                                                            14,428      17,286
                                                                          --------    --------
          Total asset management assets.................................    33,315      34,759
OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS (NOTES 7 AND 16)
     Inventories........................................................    15,456      12,910
     Receivables........................................................    12,126      12,723
     Property, plant and equipment, net.................................     8,782       8,301
     Other..............................................................       976         982
                                                                          --------    --------
                                                                            37,340      34,916
  HOTELS (NOTES 2 AND 7)
     Properties, net....................................................    11,055      22,784
     Receivables and other assets.......................................     2,198       3,671
                                                                          --------    --------
                                                                            13,253      26,455
                                                                          --------    --------
          Total operating subsidiaries assets...........................    50,593      61,371
ASSOCIATED COMPANIES (NOTES 3 AND 7)
     Investment in ShowBiz Pizza Time, Inc..............................    16,511      16,444
OTHER (NOTES 6 AND 12)
     Cash and cash equivalents..........................................     5,824       5,728
     Deferred tax asset, net............................................     5,429       5,900
     Other..............................................................     5,429       5,900
     Restricted cash....................................................       133       1,482
     Investment in insurance contracts..................................        --         229
                                                                          --------    --------
          Total other assets............................................    11,956      14,751
                                                                          --------    --------
          TOTAL ASSETS..................................................  $112,375    $127,325
                                                                          ========    ========

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                JULY 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------    --------
ASSET MANAGEMENT
  REAL ESTATE (NOTE 7)
     Loans payable......................................................  $  5,997    $  7,399
     Accounts payable and accrued expenses..............................       334         492
                                                                          --------    --------
                                                                             6,331       7,891
  ENERGY (NOTE 7)
     Minority interest..................................................     5,336       7,153
     Long-term obligations of HEP.......................................     5,056       4,858
     Current liabilities of HEP.........................................     2,357       2,470
     Loan payable.......................................................       950          --
     Accounts payable and accrued expenses..............................       102         148
                                                                          --------    --------
                                                                            13,801      14,629
                                                                          --------    --------
          Total asset management liabilities............................    20,132      22,520
OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS (NOTE 7)
     Loans payable......................................................    11,315       8,451
     Accounts payable and accrued expenses..............................     6,534       6,079
                                                                          --------    --------
                                                                            17,849      14,530
  HOTELS (NOTE 7)
     Loans payable......................................................     5,469      12,204
     Accounts payable and accrued expenses..............................     1,977       4,460
                                                                          --------    --------
                                                                             7,446      16,664
                                                                          --------    --------
          Total operating subsidiaries liabilities......................    25,295      31,194
ASSOCIATED COMPANIES (NOTES 7 AND 8)
  Loans payable.........................................................     9,000      10,000
  Accounts payable and accrued expenses.................................        55          26
                                                                          --------    --------
          Total associated companies liabilities........................     9,055      10,026
OTHER (NOTES 7 AND 9)
  7% Collateralized Senior Subordinated Debentures......................    25,703      26,866
  13.5% Subordinated Debentures.........................................    22,902      22,902
  Interest and other accrued expenses...................................     4,965       5,840
                                                                          --------    --------
          Total other liabilities.......................................    53,570      55,608
                                                                          --------    --------
          TOTAL LIABILITIES.............................................   108,052     119,348
REDEEMABLE PREFERRED STOCK (NOTE 10)
  Series B, $.10 par value; 250,000 shares issued and outstanding.......     1,000          --
CONTINGENCIES AND COMMITMENTS (NOTE 19)
STOCKHOLDERS' EQUITY (NOTE 11)
  Preferred stock, $.10 par value; authorized 500,000 shares; 250,000
     shares issued in 1995..............................................        --          --
  Common stock, $.10 par value; authorized 10,000,000 shares; issued
     1,597,204 and 1,598,677 shares, respectively; outstanding 1,344,910
     and 1,371,816 shares, respectively.................................       160         639
  Additional paid-in capital............................................    57,142      56,442
  Accumulated deficit...................................................   (47,698)    (42,894)
  Equity adjustment from foreign currency translation...................       329          86
  Treasury stock, 252,294 and 226,860 shares, respectively; at cost.....    (6,610)     (6,296)
                                                                          --------    --------
          TOTAL STOCKHOLDERS' EQUITY....................................     3,323       7,977
                                                                          --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................  $112,375    $127,325
                                                                          ========    ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED JULY 31,
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
ASSET MANAGEMENT
  REAL ESTATE (NOTES 3, 4, 7 AND 14)
     Fees.......................................................  $ 3,906    $ 3,924    $ 5,939
     Rentals....................................................      702        567        572
     Interest and discounts from mortgage loans.................      198        354        468
     Loss from investments in HRP...............................     (211)      (446)      (393)
                                                                  -------    -------    -------
                                                                    4,595      4,399      6,586
     Administrative expenses....................................    1,174      1,023      1,519
     Depreciation and amortization..............................      972      1,060      1,324
     Interest...................................................      639        672        713
     Provision for losses.......................................      431         --        340
     Operating expenses.........................................       28         32         73
     Litigation settlement......................................       --      1,500         --
                                                                  -------    -------    -------
                                                                    3,244      4,287      3,969
                                                                  -------    -------    -------
          Income from real estate operations....................    1,351        112      2,617
  ENERGY (NOTES 5, 7 AND 15)
     Oil and gas revenues.......................................    5,343      5,983      6,714
     Other income (including intercompany amounts of $181, $202
       and $88 in 1995, 1994 and 1993, respectively)............       16        251      1,741
                                                                  -------    -------    -------
                                                                    5,359      6,234      8,455
     Depreciation, depletion, amortization and impairment.......    2,403      2,018      2,115
     Administrative expenses....................................    1,525      1,049      1,058
     Operating expenses.........................................    1,336      1,556      1,791
     Interest...................................................      375        378        564
     Minority interest..........................................      (64)       411      1,235
                                                                  -------    -------    -------
                                                                    5,575      5,412      6,763
                                                                  -------    -------    -------
          Income (loss) from energy operations..................     (216)       822      1,692
                                                                  -------    -------    -------
          Income from asset management operations...............    1,135        934      4,309
OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS (NOTES 7 AND 16)
     Sales......................................................   77,808     71,624     70,185
     Cost of sales..............................................   68,797     62,705     60,518
     Administrative expenses....................................    5,835      5,332      5,354
     Selling expenses...........................................    2,138      2,122      2,135
     Interest (including intercompany amounts of $16, $83 and
       $160 in 1995, 1994 and 1993, respectively)...............      834        602        671
                                                                  -------    -------    -------
                                                                   77,604     70,761     68,678
                                                                  -------    -------    -------
          Income from textile products operations...............      204        863      1,507

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED JULY 31,
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
OPERATING SUBSIDIARIES (CONTINUED)
  HOTELS (NOTES 2 AND 7)
     Sales......................................................  $22,502    $20,896    $17,818
     Gain from sale of hotel and management contracts...........    2,396         --         --
                                                                  -------    -------    -------
                                                                   24,898     20,896     17,818
     Operating expenses.........................................   18,744     17,338     15,283
     Depreciation and amortization..............................    2,429      2,104      1,610
     Interest...................................................      902        888        690
                                                                  -------    -------    -------
                                                                   22,075     20,330     17,583
                                                                  -------    -------    -------
          Income from hotel operations..........................    2,823        566        235
                                                                  -------    -------    -------
          Income from operating subsidiaries....................    3,027      1,429      1,742
ASSOCIATED COMPANIES (NOTES 3, 7 AND 8)
  Income (loss).................................................     (171)     1,356     12,232
  Interest......................................................      687        486        939
  Loss from asset held for sale.................................       --         --      4,118
                                                                  -------    -------    -------
                                                                      687        486      5,057
                                                                  -------    -------    -------
          Income (loss) from associated companies...............     (858)       870      7,175
OTHER (NOTE 9)
  Fee income....................................................      425        150        472
  Interest on short-term investments and other income...........      312        340        382
  Recovery from investment in Alliance Bancorporation...........       --      1,703         --
                                                                  -------    -------    -------
                                                                      737      2,193        854
  Interest, net of $197, $285 and $248 in 1995, 1994 and 1993,
     respectively, from other segments..........................    4,304      4,322      6,413
  Administrative expenses.......................................    3,841      3,268      3,629
  Provision for losses (recovery)...............................       13        147        (35)
                                                                  -------    -------    -------
                                                                    8,158      7,737     10,007
                                                                  -------    -------    -------
          Other loss, net.......................................   (7,421)    (5,544)    (9,153)
                                                                  -------    -------    -------
  Income (loss) before income taxes and extraordinary gain......   (4,117)    (2,311)     4,073
  Income taxes (Note 12)........................................      830      2,727      5,498
                                                                  -------    -------    -------
  Loss before extraordinary gain................................   (4,947)    (5,038)    (1,425)
  Extraordinary gain from extinguishment of debt (Note 9).......      143        648         --
                                                                  -------    -------    -------
NET LOSS........................................................  $(4,804)   $(4,390)   $(1,425)
                                                                  =======    =======    =======
PER COMMON SHARE (PRIMARY)
  Loss before extraordinary gain................................  $ (3.60)   $ (3.67)   $ (1.04)
  Extraordinary gain from extinguishment of debt................     0.10       0.47         --
                                                                  -------    -------    -------
  Net loss......................................................  $ (3.50)   $ (3.20)   $ (1.04)
                                                                  =======    =======    =======

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 1993, 1994 AND 1995
                                 (IN THOUSANDS)

                                                                                      EQUITY
                                                                                    ADJUSTMENT
                                                                                       FROM
                                        COMMON STOCK     ADDITIONAL                  FOREIGN      TREASURY STOCK        TOTAL
                                     ------------------   PAID-IN     ACCUMULATED    CURRENCY    ----------------   STOCKHOLDERS'
                                     SHARES   PAR VALUE   CAPITAL       DEFICIT     TRANSLATION  SHARES    COST        EQUITY
                                     ------   ---------  ----------   -----------   ----------   ------   -------   -------------
BALANCE, AUGUST 1, 1992.............  6,395     $ 639     $ 58,088     $ (36,999)    $  1,661      932    $(6,470)     $16,919
  Net loss -- year ended July 31,
    1993............................                                      (1,425)                                       (1,425)
  Foreign currency translation
    loss............................                                                   (1,828)                          (1,828)
  Exercise of stock options.........                                         (80)                  (25)       174           94
                                     ------      ----      -------      --------       ------      ---    -------      -------
BALANCE, JULY 31, 1993..............  6,395       639       58,088       (38,504)        (167)     907     (6,296)      13,760
  Net loss -- year ended July 31,
    1994............................                                      (4,390)                                       (4,390)
  Foreign currency translation
    gain............................                                                      253                              253
  Proportionate share of
    stockholders' equity
    transactions of ShowBiz.........                        (1,646)                                                     (1,646)
                                     ------      ----      -------      --------       ------      ---    -------      -------
BALANCE, JULY 31, 1994..............  6,395       639       56,442       (42,894)          86      907     (6,296)       7,977
  Net loss -- year ended July 31,
    1995............................                                      (4,804)                                       (4,804)
  Purchase of treasury stock........                                                               102       (314)        (314)
  Foreign currency translation
    gain............................                                                      243                              243
  Proportionate share of
    stockholders' equity
    transactions of ShowBiz.........                           238                                                         238
  Reverse split
    Change in number of shares...... (4,796)     (479)         479            --           --     (757)        --           --
    Cash payment in lieu of
      fractional shares.............     (2)                   (17)                                                        (17)
                                     ------      ----      -------      --------       ------      ---    -------      -------
BALANCE, JULY 31, 1995..............  1,597     $ 160     $ 57,142     $ (47,698)    $    329      252    $(6,610)     $ 3,323
                                     ======      ====      =======      ========       ======      ===    =======      =======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED JULY 31,
                                                                       --------------------------------
                                                                        1995        1994         1993
                                                                       -------     -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..........................................................   $(4,804)    $(4,390)    $ (1,425)
  Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities
  Depreciation, depletion, amortization and impairment..............     6,846       6,252        6,161
    Distributions from energy affiliate.............................     2,892       2,743        2,748
    Undistributed income from energy affiliate......................    (2,567)     (3,543)      (5,276)
    Gain from sale of hotel and hotel management contracts..........    (2,396)         --           --
    Proceeds from collections of mortgage loans.....................     1,144         638        1,318
    Issuance of redeemable preferred stock..........................     1,000          --           --
    Mortgage loans assigned to plaintiff in litigation settlement...       592          --           --
    Amortization of deferred gain from debenture exchange...........      (517)       (571)        (196)
    Net change in deferred tax asset................................       471       2,633        5,449
    (Recovery of) provision for losses, net.........................       423      (1,556)         580
    Equity in net (income) loss of associated
       companies/affiliates.........................................       382        (880)      (2,325)
    Gain from extinguishment of debt................................      (143)       (648)          --
    Amortization of mortgage loan discounts.........................       (29)        (51)         (79)
    Increase in mortgage loans from sale of real estate.............       (18)         --          (76)
    Accrued interest on 13.5% Debentures............................         8           8        5,855
    Issuance of note payable to plaintiff in litigation
       settlement...................................................        --       1,500           --
    Gain on sale of investment in associated company................        --         (30)      (9,705)
    Loss from asset held for sale...................................        --          --        4,118
    Net change in other assets and liabilities......................    (3,000)        250        1,267
    Net change in textile products assets and liabilities...........    (1,547)        351         (627)
    Net change in energy assets and liabilities.....................        49        (380)       1,285
                                                                       -------     -------     --------
         Net cash provided by (used in) operating activities........    (1,214)      2,326        9,072
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of hotel and real estate assets................    14,132           5           97
  Investments in associated companies/affiliates....................    (4,473)         (8)        (427)
  Investments in textile products property and equipment............    (1,465)     (1,193)        (795)
  Capital expenditures and acquisition of hotels and real estate....    (1,106)     (1,332)      (1,158)
  Proceeds from sale of marketable securities.......................       610          --           --
  Proceeds from sale of (investment in) insurance contracts, net....       229         858       (1,016)
  Net change in restricted cash for investing activities............       (83)        450         (153)
  Investments in energy property and equipment......................       (36)       (147)         (94)
  Disbursements related to Integra -- asset held for sale...........        --      (7,421)      (1,818)
    Less: Integra cash balance at emergence from bankruptcy.........        --       2,077           --
  Proceeds from liquidation of Alliance Bancorporation..............        --       1,703           --
  Proceeds from sale of investment in associated companies..........        --       1,250       13,504
  Repayment of investment in associated company.....................        --          --        4,768
  Investments in marketable securities..............................        --          --         (776)
                                                                       -------     -------     --------
         Net cash provided by (used in) investing activities........     7,808      (3,758)      12,132
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings and loans payable...................     4,005       6,100       22,400
  Repayment of bank borrowings and loans payable....................    (9,447)     (7,922)     (34,965)
  Net change in restricted cash for financing activities............     1,432         144        1,973
  Purchase of capital stock by energy subsidiary for treasury.......    (1,042)     (1,454)      (2,118)
  Payment of dividends to minority stockholders of energy
    subsidiary......................................................      (661)         --           --
  Repurchase of 7% Debentures.......................................      (460)     (1,526)          --
  Purchase of common stock for treasury.............................      (314)         --           --
  Purchase of fractional shares -- reverse split....................       (17)         --           --
  Repurchase of 13.5% Debentures....................................        --          --       (6,461)
  Proceeds from exercise of stock options...........................        --          --           94
                                                                       -------     -------     --------
         Net cash (used in) financing activities....................    (6,504)     (4,658)     (19,077)
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................         6         (19)        (249)
                                                                       -------     -------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................        96      (6,109)       1,878
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........................     5,728      11,837        9,959
                                                                       -------     -------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR..............................   $ 5,824     $ 5,728     $ 11,837
                                                                       =======     =======     ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

     The significant accounting policies of the Company are as follows:

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and the following subsidiaries:

         Brookwood Companies Incorporated and subsidiary
         Hallwood Energy Corporation and subsidiaries
         Hallwood Hotels, Inc.
         Hallwood-Integra Holding Company and subsidiaries
         Hallwood Investment Company
         Hallwood Management Company
         Hallwood Monaco SAM
         Hallwood Realty Corporation
         HSC Securities Corporation
         HWG Realty Investors, Inc.
         NJ Portfolio Limited
         The Lido Beach Hotel, Inc.

     The Company fully consolidates all subsidiaries and records a minority interest in those less than wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Hallwood Energy Corporation is included on the basis of a June 30 fiscal year end.

  (b) Recognition of Income

     Fee income. Fee income from real estate operations is generally received in cash and is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements.

     Interest income. Interest on mortgage loans is recognized as earned. The general policy is to discontinue accruing interest when management believes collection is unlikely or if foreclosure proceedings are imminent or in process. Previously accrued interest deemed uncollectible is written off.

     Textile products sales. Sales are recognized upon shipment or release of product or when title passes to the customer.

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

  (j) Income Taxes

     The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and net operating losses, tax credits and capital loss carryforward reduced by a valuation allowance. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

  (k) Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market.

  (l) Statement of Cash Flows

     The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within ninety days from the date of acquisition.

  (m) Anticipated Adoption Dates of New Accounting Pronouncements

     The Company has not adopted Statement of Financial Accounting Standards No. 114 -- Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), Statement of Financial Accounting Standards No. 118 -- Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures ("SFAS No. 118") and SFAS No. 121 -- Impairment of Long-Lived Assets ("SFAS No. 121") and does not anticipate adopting any of these new standards until the mandatory adoption date, which for the Company is the year ending July 31, 1996. The Company does not expect that the statements will have a material effect on the Company's results of operations.

     Also, the Company has not adopted Statement of Financial Accounting Standards No. 107 -- Disclosure About Fair Value of Financial Information ("SFAS No. 107"). The Company is not required to adopt SFAS No. 107 until the year ending July 31, 1996. As SFAS No. 107 relates to disclosure only, the Company's results of operations will not be impacted upon adoption.

  (n) Reclassifications

     Certain prior period amounts within the accompanying statements have been reclassified for comparability.

  (o) Common Stock

     Share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split effected on June 28, 1995.

  (p) Earnings Per Common Share

     Primary earnings per common share are based on the weighted average number of common shares outstanding during each year presented. Average common and common share equivalents used in the computation of loss per share are approximately 1,374,000 in fiscal 1995, 1,372,000 in fiscal 1994 and 1,371,000 in fiscal 1993.

NOTE 2 -- REAL ESTATE AND HOTEL PROPERTIES

     The following table summarizes the cost, accumulated depreciation and amortization and allowance for losses of the real estate and hotel segments as of the balance sheet dates (in thousands):

                                                                            JULY 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Real Estate.
    Office-retail property...........................................  $10,743     $10,314
    Non-operating properties.........................................       --         290
                                                                       -------     -------
                                                                        10,743      10,604
    Less: Accumulated depreciation...................................   (1,775)     (1,475)
          Allowance for losses.......................................   (1,037)     (1,010)
                                                                       -------     -------
              Total..................................................  $ 7,931     $ 8,119
                                                                       =======     =======
    Hotels.
    Building improvements and equipment..............................  $ 8,118     $16,649
    Leasehold acquisition costs......................................    8,026       8,026
    Land.............................................................      959       3,715
                                                                       -------     -------
                                                                        17,103      28,390
    Less: Accumulated depreciation and amortization..................   (6,048)     (5,606)
                                                                       -------     -------
              Total..................................................  $11,055     $22,784
                                                                       =======     =======

     The increase in the cost of the office-retail property is principally due to the increase in the foreign currency exchange rate.

NOTE 3 -- INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANIES (DOLLAR AMOUNTS IN THOUSANDS)

                                 JULY 31, 1995         AMOUNT AT WHICH          INCOME (LOSS) FROM
                              --------------------     CARRIED AT JULY      INVESTMENTS FOR THE YEARS
                              NUMBER OF   COST OR            31,                  ENDED JULY 31,
   BUSINESS SEGMENTS AND      SHARES OR   ASCRIBED    ------------------    --------------------------
 DESCRIPTION OF INVESTMENT      UNITS      VALUE       1995       1994      1995      1994      1993
----------------------------  ---------   --------    -------    -------    -----    ------    -------
ASSET MANAGEMENT
  REAL ESTATE AFFILIATE
  HALLWOOD REALTY PARTNERS,
     L.P.(A)
  -- General partner
     interest...............              $  8,650    $ 6,166    $ 6,927    $ (90)   $ (287)   $  (110)
  -- Limited partner
     units..................    412,808      5,377      4,351         --     (121)     (159)      (283)
                                          --------    -------    -------    -----    ------    -------
          Totals............              $ 14,027    $10,517    $ 6,927    $(211)   $ (446)   $  (393)
                                          ========    =======    =======    =====    ======    =======
ASSOCIATED COMPANIES
  SHOWBIZ PIZZA TIME,
     INC.(B)
  -- Common stock...........  1,784,193   $  5,438    $16,511    $16,444       --        --         --
     Equity in earnings
       (loss)...............                                                $(171)   $1,326    $ 2,718
     Gain on sale of
       shares...............                    --         --         --       --        --      9,705
  -- Floating rate
     subordinated bond......                    --         --         --       --        --         84
                                          --------    -------    -------    -----    ------    -------
                                             5,438     16,511     16,444     (171)    1,326     12,507
                                          ========    =======    =======    =====    ======    =======
  OAKHURST CAPITAL, INC.(C)
  -- Common stock...........                    --         --         --       --        --         --
     Gain on sale of
       shares...............                    --         --         --       --        30         --
     Writedown to net
       realizable value.....                    --         --         --       --        --       (192)
  -- Warrants to purchase
     common stock...........                    --         --         --       --        --         --
     Writedown to net
       realizable value.....                    --         --         --       --        --        (83)
                                          --------    -------    -------    -----    ------    -------
                                                --         --         --       --        30       (275)
                                          --------    -------    -------    -----    ------    -------
          Totals............              $  5,438    $16,511    $16,444    $(171)   $1,356    $12,232
                                          ========    =======    =======    =====    ======    =======

     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

     (A) On November 1, 1990, the Company, through its wholly-owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note
14. The Company has subsequently acquired additional limited partner units of HRP in open market purchases. The Company accounts for its investments on the equity method of accounting.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Equitec initially retained the property management rights for a three-year period following the November 1, 1990 sale. On June 1, 1991 the Company purchased the retained property management rights from Equitec for the balance of the three-year period, and has fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the years ended July 31, 1995 and 1994 such amortization was $672,000 and $504,000, respectively.

     Due to the recording of the pro rata share of losses reported by HRP as prescribed by equity accounting, the carrying value of the Company's limited partner units acquired prior to March 1995 (89,269 units) had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses which have occurred since the carrying value of the 89,269 units was reduced to zero must be recovered before the Company would be able to recognize a pro rata share of income in the future. As further discussed in Note 7, the Company has pledged these 89,269 units to collateralize a $500,000 note payable

     In March 1995, HRP completed a one-for-five reverse split of its limited partner units. The Company purchased 30,000 post reverse split limited partner units (estimated to be the number of fractional units to be purchased by HRP) for a price of $356,000.

     In June 1995, HRP announced a commission-free program for its limited partner unitholders to sell their less than round lot holdings of 99 or fewer units as of the May 31, 1995 record date. As a result of this program, which expired on July 10, 1995, HRP acquired 293,539 limited partner units. These units were resold to the Company for $4,115,000, which was the same price that HRP paid for such units.

     The Company commenced recording its pro rata share of losses relating to the newly-acquired HRP limited partner units, which amounted to $121,000 for the year ended July 31, 1995.

     As of July 31, 1995, the Company owned a 1% general partner and a 24% limited partner interest in HRP.

     (B) The Company acquired its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") in 1988 as a result of (i) a spin-off of ShowBiz, formerly a 90%-owned subsidiary of Integra-A Hotel and Restaurant Company ("Integra"), (ii) common stock warrants it received as consideration for providing a subordinated loan to ShowBiz and for arranging and guaranteeing a $10,000,000 five-year secured senior loan to ShowBiz from The First National Bank of Boston ("FNBB"), and (iii) common stock warrants it received in connection with the conversion of its subordinated loan into a floating rate subordinated bond, bearing interest at FNBB's prime rate, which was called in November 1993. A portion of the Company's investment in Integra, which was based upon the average of the quoted market values of Integra and ShowBiz following the spin-off, was ascribed to the initial investment in ShowBiz.

     During fiscal 1990, ShowBiz accelerated the exercise period for all of the common stock warrants. In June 1990, the Company exercised its warrants to purchase 808,122 shares of common stock of ShowBiz at $4.00 per share for an aggregate purchase price of $3,232,488.

     On October 15, 1990, the Company consented to an assignment by Integra to the Company of a ShowBiz promissory note in the amount of $4,971,000 (the "ShowBiz Note") in connection with the satisfaction of obligations under Integra's 13.5% Bonds. The ShowBiz Note provided for interest at the FNBB base rate, quarterly principal repayments of $177,358 and was due and payable on September 30, 1994. On November 1, 1990, the Company purchased another ShowBiz note from Integra in the amount of $255,327 upon terms similar to the ShowBiz Note. On April 10, 1991, ShowBiz repaid both of the aforementioned notes, having a combined remaining principal balance of $4,862,079, less a pre-payment discount of $50,000.

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

     In accordance with the principles of equity accounting, the Company records a proportionate share of the ShowBiz shareholders' equity transactions. These transactions result principally from the purchase of treasury stock at prices in excess of book value and the exercise of warrants and options at prices below book value, the effect of which is a non-cash reduction in the carrying value of the Company's investment in ShowBiz and a corresponding increase (decrease) in additional paid-in capital in the amount of $238,000 and $(1,646,000) for the years ended July 31, 1995 and 1994, respectively.

     As of July 31, 1995, the Company owned approximately 15% of the common stock of ShowBiz and all of its ShowBiz shares are pledged to secure certain loans payable, as discussed in Note 7.

     (C) During fiscal 1989, the Company provided financial advisory services and a financing guaranty to Hallwood Industries Incorporated ("HII"), which later changed its name to Oakhurst Capital, Inc. ("Oakhurst"). The financial advisory fee was paid by the issuance of shares of common stock and warrants to purchase additional shares of common stock of HII.

     Subsequently, the Company made an additional investment in Oakhurst and assisted Oakhurst through a chapter 11 bankruptcy and provided other services to assist Oakhurst in recovering as a viable operating entity, which supplies automotive products and accessories to independent retailers. In July 1993, the Company evaluated its investment in Oakhurst and recorded a writedown to realizable net value of $275,000. In February 1994, the Company completed the all cash sale of its entire investment in Oakhurst (15% of the common stock of Oakhurst -- 20% assuming exercise of warrants) for $1,250,000, which resulted in a gain of $30,000.

     The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at July 31, 1995 were:

                                                                         AMOUNT PER SHARE
                                                                        -------------------
                           SECURITY DESCRIPTION                         MARKET     CARRYING
                           AND (QUOTRON SYMBOL)                         PRICE       VALUE
    ------------------------------------------------------------------  ------     --------
    HRP limited partner units (HRY)...................................  $14.75      $10.54
    ShowBiz common shares (SHBZ)......................................   12.37        9.25

     The general partner interest in HRP is not publicly traded.

     The following table sets forth certain summarized (unaudited) financial data as of and for the years ended June 30, 1995 and 1994 (in thousands):

                                                                    SHOWBIZ          HALLWOOD
                                                                     PIZZA            REALTY
                                                                   TIME, INC.     PARTNERS, L.P.
                                                                   ----------     --------------
    1995
    Balance Sheet Data Current assets............................   $  15,897        $ 10,058
      Non-current assets.........................................     176,819         209,278
      Total assets...............................................     192,716         219,336
      Current liabilities........................................      29,615          13,436
      Non-current liabilities....................................      35,750         159,033
      Total liabilities..........................................      65,365         172,469
      Total stockholders' equity/partners' capital...............     127,351          46,867
    Statement of Operations Data
      Revenue....................................................   $ 262,396        $ 49,256
      Net (loss).................................................      (2,612)         (8,575)
    1994
    Balance Sheet Data
      Current assets.............................................   $  18,942        $  8,442
      Non-current assets.........................................     171,771         226,894
      Total assets...............................................     190,713         235,336
      Current liabilities........................................      25,667          18,163
      Non-current liabilities....................................      36,191         161,915
      Total liabilities..........................................      61,858         180,078
      Total stockholders' equity/partners' capital...............     128,855          55,258
    Statement of Operations Data
      Revenue....................................................   $ 274,337        $ 48,827
      Net income (loss)..........................................       8,182         (26,040)

---------------

The data used to compile the above table was obtained from published reports, including Securities and Exchange Commission filings on Forms 10-Q and 10-K.

NOTE 4 -- MORTGAGE LOANS

     The Company's mortgage loan portfolio consists of various loans on real estate properties, including residential lots and condominiums. Mortgage loans outstanding as of the balance sheet dates are as follows (in thousands):

                                                                             JULY 31,
                                                                          ---------------
                                                                          1995      1994
                                                                          ----     ------
    Face amount of mortgages............................................  $109     $2,583
    Less: Allowance for losses..........................................   (23)      (226)
         Unamortized discounts..........................................    --       (336)
                                                                          ----     ------
              Total.....................................................  $ 86     $2,021
                                                                          ====     ======

NOTE 5 -- OIL AND GAS PROPERTIES

     The following tables summarize certain oil and gas information by category (full cost method), cost and unproved mineral interest (at cost). The tables relate to all of HEC and its proportionate share of HEP's oil and gas properties. Amounts are as of June 30, 1995 and 1994 and for the years then ended (in thousands):

     (a) Category:

                                                                          JUNE 30,
                                                                   -----------------------
                                                                     1995          1994
                                                                   ---------     ---------
    Proved mineral interests.....................................  $ 112,373     $ 111,476
    Unproved mineral interests...................................         40           361
                                                                   ---------     ---------
                                                                     112,413       111,837
    Less: Accumulated depreciation, depletion, amortization and
          property impairment....................................   (102,935)     (101,229)
                                                                   ---------     ---------
              Net mineral interests..............................      9,478        10,608
                                                                   ---------     ---------
    Other property and equipment.................................      3,745         3,733
    Less: Accumulated depreciation...............................     (3,367)       (3,336)
                                                                   ---------     ---------
              Net other property and equipment...................        378           397
                                                                   ---------     ---------
              Oil and gas properties, net........................  $   9,856     $  11,005
                                                                   =========     =========

     (b) Cost:

                                                                   YEARS ENDED JUNE 30,
                                                               ----------------------------
                                                                1995       1994       1993
                                                               ------     ------     ------
    Development..............................................  $1,142     $  835     $  513
    Exploration..............................................     206        287        281
    Property acquisition -- proved...........................     259        676        247
    Property acquisition -- unproved.........................     183        155        104
                                                               ------     ------     ------
              Total..........................................  $1,790     $1,953     $1,145
                                                               ======     ======     ======

     Depreciation, depletion, amortization and impairment per equivalent barrel of production for the years ended 1995, 1994 and 1993, was $5.41, $4.62 and $4.17, respectively.

     (c) Unproved mineral interests (at cost):

                                                                              JUNE 30,
                                                                            -------------
                                                                            1995     1994
                                                                            ----     ----
    Exploration acreage...................................................  $12      $104
    Foreign...............................................................   --       243
    Other.................................................................   28        14
                                                                            ----     ----
                                                                             --         -
              Total.......................................................  $40      $361
                                                                            ===      ====

NOTE 6 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of the balance sheet dates are as follows (in thousands):

                                                                             JULY 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Cash equivalents...................................................  $5,238     $4,804
    Cash...............................................................     586        924
                                                                         ------     ------
              Total....................................................  $5,824     $5,728
                                                                         ======     ======

     Cash equivalents consisted of secured bank repurchase agreements, commercial paper, treasury bills, Eurodollar investments and interest-bearing demand deposits, all of which had original maturities as of the date of purchase of 90 days or less.

NOTE 7 -- LOANS PAYABLE

     Loans payable at the balance sheet dates (in thousands):

                                                                            JULY 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Real Estate.
      Term loan, libor +2.50%, due January 1996......................  $ 4,747     $ 5,399
      Promissory note, 7.50%, due August 1996........................      750       1,500
      Promissory note, 8%, due March 1998............................      500         500
                                                                       -------     -------
                                                                         5,997       7,399
    Energy.
      Term loan, prime +2%, due September 1999.......................      950          --
    Textile Products.
      Revolving credit facility, prime +1%, due August 1997..........   11,030       7,975
      Equipment financing, 10%, due December 1996....................      285         476
                                                                       -------     -------
                                                                        11,315       8,451
    Hotels.
      Term loan, 10%, due May 2001...................................    5,136       5,200
      Non-interest bearing obligation, due March 1997................      333         500
      Term loan, base +2%, repaid January 1995.......................       --       6,504
                                                                       -------     -------
                                                                         5,469      12,204
    Associated Companies.
      Line of credit, prime +.75%, due April 1996....................    5,000       6,000
      Promissory note, 5%, due March 1997............................    4,000       4,000
                                                                       -------     -------
                                                                         9,000      10,000
                                                                       -------     -------
              Total..................................................  $32,731     $38,054
                                                                       =======     =======

     Further information regarding loans payable is provided below:

     Real Estate. At July 31, 1995 the Company's Hallwood Investment Company subsidiary was obligated under a term loan to FNBB's London branch for $4,747,000 (L3,000,000) secured by the office-retail property with a net carrying value of $7,931,000. The original loan was scheduled to mature on August 31, 1994, bore interest at a 10.73% fixed rate and required a $743,000 (L500,000) cash deposit in a restricted account as additional collateral. An extension of the term loan was completed in August 1994. Significant terms include: (i) an interest rate equal to libor plus 2.5% (9.4% at July 31, 1995),
(ii) maturity date of August 1995, and (iii) reduction of the loan to L3,000,000 by application of the aforementioned restricted cash deposit. The maturity date was extended to January 1996.

     The Company issued a promissory note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, referred to in Note 19. The note is payable in twenty-four installments ending in August 1996. The note is guaranteed as to payment by Smith Barney Shearson Holding, Inc. ("Smith Barney"), a co-defendant in the litigation. The Company has agreed to reimburse Smith Barney for any payment Smith Barney is required to make pursuant to the guaranty and has granted Smith Barney a security interest in 187,500 shares of common stock of HEC to secure this reimbursement agreement. The Company has agreed to maintain a 150% value-to-loan ratio throughout the term of the note, and has agreed to grant a security interest in additional shares of HEC held or acquired by the Company if necessary to maintain this ratio. The outstanding balance at July 31, 1995 was $750,000.

     In January 1992, the Company issued a $1,613,350 promissory note to Integra bearing interest at the FNBB Base Rate. On March 8, 1994, the note, which had a remaining balance of $1,491,000 plus $60,000 of accrued interest, was satisfied by a cash payment of $150,000 and the issuance of a new four-year, eight percent, interest only $500,000 promissory note, secured by a pledge of 89,269 HRP limited partner units pursuant to a settlement agreement.

     The settlement agreement also provides that the pledgee will have the right to receive from the Company a payment on the Payment Date (as hereinafter defined) in an amount (the "Participation Amount") equal to 25% of the increase in the value of the units, but in no event more than an additional $500,000, from February 25, 1994 (the "Closing Date") to the Value Date (as hereinafter defined). The value of the units on the Closing Date was $11.25 as adjusted, the "high" price as quoted on the Closing Date for the units in The Wall Street Journal. The value of the units on the Value Date will be (i) the "high" price for the units on the Value Date as quoted in The Wall Street Journal, or (ii) if the units are no longer traded on the American Stock Exchange or another public exchange, as determined by an appraiser. The Value Date is defined as five (5) days prior to the Payment Date. The Payment Date is the earlier to occur of (a) the maturity date of the note and (b) one hundred twenty (120) days after pledgee requests payment in writing, provided that the Units are trading at a "high" price of not less than $45.00 per unit as quoted in The Wall Street Journal.

     Energy. During May 1995, HEC entered into a credit agreement with a bank that has committed to loan HEC up to $1,500,000. As of June 30, 1995 HEC had borrowed $950,000 against the credit line. Subsequent to June 30, 1995, HEC borrowed an additional $250,000. Borrowings against the credit line bear interest at the bank's prime rate plus 2% (11% at June 30, 1995). Interest is payable monthly and quarterly principal payments of $75,000, as adjusted for the borrowings subsequent to June 30, 1995, commence December 1, 1995. The credit line is secured by the HEP units owned by HEC. The credit agreement limits aggregate dividends paid by HEC to $3.50 per share each fiscal year.

     Included in the consolidated balance sheet are long-term obligations of HEP in the amount of $5,056,000. This amount represents HEC's share of HEP's outstanding long-term obligations which consist primarily of $21,700,000 under a line of credit and $12,857,000 under a note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

     Textile Products. In December 1992, Brookwood established a revolving line of credit facility in an amount up to $13,500,000 (the" Brookwood Revolver") with The Chase Manhattan Bank, N.A. ("Chase"). Borrowings under the facility are collateralized by accounts receivable and certain industrial machinery and equipment located in Kenyon, Rhode Island. The remaining balance of 1992 bridge financing provided by the Company was subordinate to the Brookwood Revolver. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 31, 1997, reduce the interest rate at Brookwood's option from one percent over prime to one-half percent over prime (8.75% at July 31, 1995) or LIBOR (6.04% at July 31, 1995) plus 2.25%, permit repayment of $1,000,000 balance of bridge financing to the Company and change certain of the financial covenants. The outstanding balance at July 31, 1995 was $11,030,000.

     In June 1995, the Brookwood Revolver was further amended to increase the amount available to $15,500,000 for ninety days and waive compliance of a financial ratio covenant at April 30, 1995.

     In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at July 31, 1995 was $285,000.

     The loan agreements contain covenants, which include maintenance of certain financial ratios, restrictions on dividends and restrictions on repayment of debt or cash transfers to the Company. Brookwood is in substantial compliance with the Chase loan covenants, and is currently discussing modifications to the covenants to accommodate its long range financial plans. Chase has indicated its willingness to modify the covenants, although such modifications have not yet been completed.

     Hotels. In December 1992, the Company entered into a term loan with FNBB to provide senior debt financing on the Lido Beach Holiday Inn hotel in the amount of $8,000,000 for three years with an additional two-year option (the "Term Loan"). The Term Loan was secured by the pledge of all the capital stock of a special-purpose subsidiary, The Lido Beach Hotel, Inc. The principal assets of the subsidiary were the aforementioned hotel and three residential mortgage loan portfolios. Concurrent with the sale of the hotel in January 1995, the loan was repaid in full and the pledge was released.

     In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000 to replace a loan obligation that the Company assumed as part of Integra's emergence from bankruptcy in March 1994. The loan is secured by the Tulsa, Oklahoma Residence Inn hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; (iv) maintenance of a 4% capital reserve; and (v) repayment prohibition until after June 30, 1996. The outstanding balance at July 31, 1995 was $5,136,000.

     The $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement further described in Note 8 and is payable in three equal annual installments in the amount of $166,667, the first of which was paid on March 8, 1995 with the remaining two payments due on March 8, 1996 and 1997. The outstanding balance at July 31, 1995 was $333,000.

     Associated Companies. In July 1993, the Company obtained a margin loan in the amount of $6,000,000 which bore interest at .5% in excess of the broker call rate, as defined, and was secured by the Company's 1,784,193 shares of ShowBiz common stock. Proceeds from this loan and $6,000,000 of working capital were used to fully satisfy the previously outstanding $12,000,000 margin loan.

     In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services ("MLBFS") in the maximum commitment amount of $6,000,000 which replaced the July 1993 margin loan. Significant terms of the line of credit were (i) initial maturity date -- April 25, 1995; (ii) interest rate -- prime plus 0.75% (9.5% and 8% at July 31, 1995 and 1994, respectively);
(iii) collateral -- 1,439,365 shares of ShowBiz common stock; and (iv) availability limited to 50% of the market value of the pledged shares of ShowBiz. In fiscal 1995, the Company reduced the line of credit to $5,000,000, and in connection with an extension to April 25, 1996, the maximum commitment amount was reduced to $5,000,000. All other terms remain unchanged. The outstanding balance at July 31, 1995 was $5,000,000.

     As discussed in Note 8, the Company issued a $4,000,000 note payable to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date -- March 8, 1997; (ii) interest rate -- 5% fixed; and (iii) collateral -- 344,828 shares of ShowBiz common stock.

     Schedule of Maturities. Maturities of aggregate loans payable and debentures for the next five years, are as follows (in thousands):

                                                  BUSINESS SEGMENT
                         -------------------------------------------------------------------
        YEARS ENDED       REAL                  TEXTILE               ASSOCIATED
          JULY 31,       ESTATE    ENERGY(A)    PRODUCTS    HOTELS    COMPANIES     OTHER(B)     TOTAL
    -------------------  ------    ---------    --------    ------    ----------    --------    -------
      1996.............  $5,497      $ 178      $  6,240     $259       $5,000      $     --    $17,174
      1997.............      --        238            75      269        4,000            --      4,582
      1998.............     500        238         5,000      113           --         1,927      7,778
      1999.............      --        237            --      125           --            --        362
      2000.............      --         59            --      138           --        20,881     21,078
                         ------       ----       -------     ----       ------      --------    -------
              Total....  $5,997      $ 950      $ 11,315     $904       $9,000      $ 22,808    $50,974
                         ======       ====       =======     ====       ======      ========    =======

---------------

(a) HEP's long-term indebtedness of $34,692,000 is not a direct obligation of HEC or of the Company. HEP's debt maturities are as follows: $96,000 in 1996; $5,949,000 in 1997; $10,783,000 in 1998; $6,496,000 in 1999 and
     $6,496,000 in 2000.

(b) Sinking fund requirement and maturity for only the 7% Debentures. There is no sinking fund requirement and the maturity of the 13.5% Debentures is July 31, 2009.

NOTE 8 -- ANTICIPATORY LOSS -- ASSET HELD FOR SALE

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

     The Company resolved to dispose of its Integra investment in July 1990, therefore reclassifying it as an asset held for sale for financial reporting purposes. In connection with the planned disposition the Company provided additional financing to Integra; however, the continuation of the recession resulted in a deterioration of Integra's financial position and eventually its July 14, 1993 chapter 11 bankruptcy protection filing. During fiscal 1993 the Company recognized a loss on its asset held for sale in the amount of $4,118,000. Integra closed and consummated the transactions under the first amended plan of reorganization (the "Plan"). The Plan, which was confirmed by the Bankruptcy Court on February 11, 1994, incorporated a settlement agreement by and between Integra, the Company, the unsecured creditors' committee and others (the "Settlement") and a supplemental settlement agreement by and between Integra, the unsecured creditors' committee, and the plaintiffs in the Reese lawsuit (the "Supplemental Settlement"). The Plan and Settlement provided for the reorganized Integra to continue in business as a wholly-owned subsidiary of the Company under its new name, Integra Hotels, Inc.

     On March 8, 1994, all of Integra's common and preferred stock was canceled and new common stock of Integra Hotels, Inc. was issued to Hallwood-Integra Holding Company Incorporated, a newly-incorporated, wholly-owned subsidiary of the Company, for $1,000,000. Integra Hotels, Inc. was obligated to pay the administrative and priority tax claims of the bankruptcy case in full. Pursuant to the Plan, as impacted by the Supplemental Settlement, Integra funded a trust for the unsecured creditors by transferring to the trust $1,000,000 and all potential litigation claims which Integra had against the Company and certain others. The cash and claims were transferred to the trust in full satisfaction of the claims of all of Integra's unsecured creditors. In addition, the Company issued a non-interest bearing promissory note in the amount of $500,000 to the former preferred shareholders of Integra in full satisfaction of their claims.

     Pursuant to the Settlement and Supplemental Settlement, the trust released all of the transferred claims which relate to the Company and certain related parties, for an immediate payment from the Company to the trust of $9,000,000, consisting of $5,000,000 in cash and a $4,000,000 note secured by 344,828 shares of

ShowBiz stock. The Supplemental Settlement resolved a dispute and allowed the Bankruptcy Court to enter an order that determined that Integra is the owner and holder of certain claims described in the Settlement as "Core Claims", (which Core Claims had been asserted in certain state court proceedings identified as the Reese, European American and Hermitage Hotel lawsuits). See also Notes 10 and 19.

NOTE 9 -- 13.5% SUBORDINATED DEBENTURES, EXCHANGE OFFER AND OFFERS TO PURCHASE FOR CASH AND
        7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

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

     Interest on the 13.5% Debentures is payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was also paid in cash. Under the terms of its Trust Indenture, the Company is not obligated to pay future cash interest until August 15, 1998 and has no present intention of paying interest in cash until that time.

     Since the issuance of the 13.5% Debentures in 1989, the Company has repurchased at various discounts and retired 13.5% Debentures with a face value of $2,230,000. No such repurchases occurred in the three year period ended July 31, 1995.

     Exchange Offer and Offers to Purchase for Cash. On March 1, 1993, the Company completed an Exchange Offer with respect to its 13.5% Debentures (Original Series), and Offers to Purchase for Cash its 13.5% Debentures (1991 Series and 1992 Series). 13.5% Debentures (Original Series) in an aggregate principal amount equal to $27,481,000 (60% of the total issue) were exchanged for a new issue of 7% Debentures, and the Company purchased $8,077,000 of its 13.5% Debentures 1991 Series and 1992 Series (63% of the total issues) for 80% of face value, or $6,461,000, pursuant to the Offers to Purchase for Cash.

     7% Collateralized Senior Subordinated Debentures. Interest on the $27,481,000 principal amount of new 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures") is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital stock of certain wholly-owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged shares consisted of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. (which has been released, as discussed below). The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase.

     Pursuant to the Trust Indenture, the Company is obligated to redeem or repurchase 10% of the original issue of 7% Debentures ($2,748,000) prior to March 1996 and an additional 15% of the issue ($4,122,000) prior to March 1998. During fiscal 1994 the Company repurchased 7% Debentures with a principal value of $2,174,000 for a discounted amount of $1,526,000, which resulted in an extraordinary gain from debt extinguishment in the amount of $648,000. During fiscal 1995, the Company repurchased (i) 7% Debentures from its HEC subsidiary having a principal value of $1,894,000 for $1,385,000 and, (ii) additional 7% Debentures having a principal value of $604,000 for $461,000. The 1995 repurchase resulted in an extraordinary gain from debt extinguishment of $143,000. These repurchases totaling $4,672,000 satisfied the Company's obligation to retire 10% of the issue prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the issue prior to March 1998. The fiscal 1995 repurchases were made using a portion of the net proceeds from the sale of the Lido Beach Holiday Inn hotel. The repurchases exceeded the $2,360,000 aggregate carrying value ascribed to the common stock of The Lido Beach Hotel, Inc. subsidiary at the original issue date, therefore the trustee has released its pledge over the stock of the subsidiary. The Company intends to liquidate The Lido Beach Hotel, Inc. subsidiary in fiscal 1996 since it has no further business purpose.

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

     The amount of unrecognized gain, which is being amortized, using the constant effective interest rate method over the 7 years and 5 months term of the 7% Debentures, is composed of the following (in thousands):

                                    DESCRIPTION                                   AMOUNT
    ----------------------------------------------------------------------------  ------
    Gain on purchase of 1991 Series and 1992 Series Debentures at 80% of face value.....................................................................  $2,207
    Gain on exchange of Original Series Debentures resulting from the waiver of
      interest for the period August 15, 1993 through March 1, 1994.............   2,013
                                                                                  ------
              Totals............................................................  $4,220
                                                                                  ======

     The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and is being amortized as a reduction of interest expense. This amortization results in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain for fiscal 1995, 1994 and 1993 was $517,000, $571,000 and $196,000,
respectively.

     Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                             JULY 31,
                                                                        ------------------
                               DESCRIPTION                               1995       1994
    ------------------------------------------------------------------  -------    -------
    7% Debentures (face value)........................................  $22,808    $25,306
    Unrecognized gain from purchase and exchange, net of $1,325 and
      $766 accumulated amortization...................................    2,895      3,454
    Elimination of debentures owned by HEC............................       --      1,894)
                                                                        -------    -------
              Totals..................................................  $25,703    $26,866
                                                                        =======    =======
    13.5% Debentures (face value)
      1989 Series.....................................................  $18,203    $18,203
      1991 Series.....................................................    2,310      2,310
      1992 Series.....................................................    2,389      2,389
                                                                        -------    -------
              Totals..................................................  $22,902    $22,902
                                                                        =======    =======

NOTE 10 -- REDEEMABLE PREFERRED STOCK

     In connection with the settlement of the following lawsuits: (i) Louis G. Reese, Inc., et al, v. The Hallwood Group Incorporated, et al; (ii) European American Reinsurance Corporation v. The Hallwood Group Incorporated, et al, and
(iii) Hermitage Hotel, Ltd. L.P. v. The Hallwood Group Incorporated, et al, as further discussed in Note 19, the Company agreed to issue 250,000 shares of a newly-designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

NOTE 11 -- STOCKHOLDERS' EQUITY

     Reverse Stock Split and Stock Transfer Restrictions. At a Special Meeting of Stockholders held on June 27, 1995, stockholders voted to amend the Company's Certificate of Incorporation to (i) effect a one-for-four reverse stock split (the "Reverse Split") of the Company's common stock and (ii) restrict certain transfers of the Company's common stock in an attempt to protect certain of the Company's federal income tax benefits.

     Common Stock. The number of outstanding shares of common stock does not include shares of common stock held as treasury stock. See "Treasury Stock" below.

     Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share, and did issue 250,000 shares of a newly designated Series B Preferred Stock, which is described in Note 10.

     Treasury Stock. As of July 31, 1995 the Company's HEC subsidiary purchased 249,434 shares of the Company's outstanding common stock (approximately 16% of the total outstanding shares) in open market transactions at a cost of $6,139,000. Since the shares were acquired by a consolidated subsidiary of the Company, the shares are treated as treasury stock. The remaining 2,860 treasury shares are held by the Company at a cost of $471,000.

     Stock Options. The Company has adopted several stock option plans for members of the Board of Directors, executive officers and other key employees of the Company. Two types of options may be granted pursuant to the 1985 Plan: (i) options intended to qualify as incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended; and (ii) those not intended to satisfy the requirements for incentive options, i.e. nonqualified stock options. All options issued under the 1994 and 1995 Plans are nonqualified stock options. The exercise prices of all options granted under the plans were at the fair market value of the Company's common stock on the date of grant. Below is the status of the various stock option plans as of July 31, 1995:

                                                                 PLAN
                                                    ------------------------------
                                                     1985        1994       1995      TOTALS
                                                    -------     -------    -------    -------
    Total options authorized......................   75,000      50,000     68,000    193,000
    Less:  Options granted, and exercised.........   (6,250)         --         --     (6,250)
           Options granted, not exercised
              Fiscal 1995.........................       --     (50,000)   (10,750)   (60,750)
              Fiscal 1994.........................       --          --         --         --
              Fiscal 1993.........................       --          --         --         --
              Prior to fiscal 1993................  (18,750)         --         --    (18,750)
                                                    -------     -------    -------    -------
                                                    (18,750)    (50,000)   (10,750)   (79,500)
                                                    -------     -------    -------    -------
    Options available for grant...................   50,000          --     57,250    107,250
                                                    =======     =======    =======    =======
    Exercise price................................  $ 24.00     $  9.00    $ 11.50
    Expiration....................................   March      December    June
                                                     1996        1995       2005

     All options granted under the 1985 and 1995 Plans are fully vested. Options granted under the 1994 Plan are not currently exercisable and are subject to certain vesting restrictions.

NOTE 12 -- INCOME TAXES

     The following is a summary (in thousands) of the income tax provision:

                                                                     YEARS ENDED JULY 31,
                                                                   ------------------------
                                                                   1995     1994      1993
                                                                   ----    ------    ------
    State........................................................  $226    $   98    $  208
    Federal
      Current tax (refund).......................................   133        (4)      220
      Deferred tax...............................................   471     2,633     5,070
                                                                   ----    ------    ------
              Total..............................................  $830    $2,727    $5,498
                                                                   ====    ======    ======

     Reconciliations of the expected tax or (benefit) at the statutory tax rate to the effective tax are as follows (in thousands):

                                                                   YEARS ENDED JULY 31,
                                                                ---------------------------
                                                                 1995       1994      1993
                                                                -------    ------    ------
    Expected tax or (benefit) at the statutory tax rate.......  $(1,351)   $ (565)   $1,385
    Increase in deferred tax asset valuation allowance........    1,565     3,663     3,005
    State taxes...............................................      226        98       208
    Alternative minimum tax...................................      133        --       220
    Foreign (gain) loss not taxable...........................      331      (411)      240
    Capital loss carryover....................................     (515)       --        --
    Net (increase) decrease in tax credits....................     (133)      103       638
    Other.....................................................      574      (161)     (198)
                                                                 ------    ------    ------
              Effective tax...................................  $   830    $2,727    $5,498
                                                                 ======    ======    ======

     The Company paid only a federal alternative minimum tax of $133,000 and $220,000 for fiscal year 1995 and 1993, respectively, due to the utilization of net operating loss carryforwards ("NOLs") to offset taxable income. The Company did not incur any actual federal income tax or alternative minimum tax for fiscal year 1994.

     A schedule of the types and amounts of existing temporary differences and NOLs, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                                      DEFERRED TAX
                                                     -----------------------------------------------
                                                              1995                     1994
                                                     ----------------------   ----------------------
                                                      ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                     --------   -----------   --------   -----------
    Net operating loss carryforward................  $ 19,611     $    --     $ 18,127     $    --
    Reserves recorded for financial statement
      purposes and not for tax purposes............     1,000          --          869          --
    Equity in losses or earnings of unconsolidated
      affiliates...................................       664       4,129          623       3,629
    Original issue discounts and cancellation of
      debt income on 7% and 13.5% Debentures.......     3,252          --        3,426          --
    Basis differences..............................       696          --          693          --
    Tax credits....................................       641          --          548          --
    Litigation costs deferred for tax purposes.....       340          --        1,870          --
    Other temporary differences....................       805         121          392         327
    Capital loss carryforward......................       515          --           --          --
    Depreciation and amortization..................       316          --          233         329
                                                     --------   -----------   --------   -----------
    Deferred tax assets and liabilities............    27,840     $ 4,250       26,781     $ 4,285
                                                                  =======                  =======
    Less deferred tax liabilities..................    (4,250)                  (4,285)
                                                     --------                 --------
                                                       23,590                   22,496
    Less valuation allowance.......................   (18,161)                 (16,596)
                                                     --------                 --------
              Deferred tax asset, net..............  $  5,429                 $  5,900
                                                     ========                 ========

     Below is a schedule of expiring NOLs and capital loss carryforward by fiscal year (in thousands):

                                FISCAL                                          CAPITAL LOSS
                                YEARS                                NOLS       CARRYFORWARD
    --------------------------------------------------------------  -------     ------------
    1996..........................................................  $   191        $   --
    1997..........................................................      354            --
    1998..........................................................    1,461            --
    1999..........................................................       --         1,515
    2000..........................................................      607            --
    2006..........................................................    6,584            --
    2007..........................................................   29,809            --
    2009..........................................................   12,896            --
    2010..........................................................    5,777            --
                                                                    -------        ------
              Total...............................................  $57,679        $1,515
                                                                    =======        ======

     The Company also has approximately $641,000 of alternative minimum tax credits which have no expiration date.

     Current tax laws and regulations relating to specified changes in ownership may limit the availability of the Company's utilization of its NOLs and tax credit carryforwards. As of July 31, 1995, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

NOTE 13 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                  YEARS ENDED JULY 31,
                                                             ------------------------------
                          DESCRIPTION                         1995       1994        1993
    -------------------------------------------------------  ------     -------     -------
    Issuance of Redeemable Preferred Stock.................  $1,000     $    --     $    --
    Effect of reverse split on common stock/additional paid
      in capital...........................................     479          --          --
    Recording of proportionate share of stockholders'
      equity transactions of ShowBiz.......................     238       1,646          --
    Real estate acquired through foreclosure...............      23          --          --
    Issuance of promissory note payable in connection with
      Integra bankruptcy...................................      --       4,000          --
    Issuance of note payable in connection with litigation
      settlement...........................................      --       1,500          --
    Renegotiate loan payable to reduced amount.............      --         901          --
    Deed back to lender of hotel property acquired from
      Integra..............................................      --         435          --
    Exchange of 13.5% Debentures for 7% Debentures.........      --          --      25,587
    Payment in kind of annual interest on 13.5%
      Debentures...........................................      --          --       6,792
    Unrecognized gain from completion of Bond Exchange and
      Offers to Purchase for Cash..........................      --          --       4,220
    Assets (liabilities) acquired in connection with the
      emergence of Integra from bankruptcy
      Hotel properties.....................................      --       7,048          --
      Receivables and other assets.........................      --       2,296          --
      Loans payable........................................      --      (6,135)         --
      Accounts payable and accrued expenses................      --      (3,586)         --
      Less: investment in net assets received..............      --      (1,700)         --
                                                             ------     -------     -------
         Integra cash balance at emergence from
           bankruptcy......................................      --       2,077          --
    Supplemental disclosures of cash payments (in
      thousands):
    Interest paid (including capitalized interest).........  $8,010     $ 7,360     $ 3,956
    Income taxes paid......................................     280         130         210

NOTE 14 --  ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

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

     In connection with the Exchange, HRC, a wholly-owned subsidiary of the Company, purchased the general partner interests in the Participating Equitec Partnerships from EFG for $5,155,000. This purchase was pursuant to the terms of the Amended and Restated Agreement among EFG, Equitec Properties Company ("EPC") and the Company, dated as of October 17, 1989, as amended (EFG, EPC and its affiliates are collectively referred to as "Equitec"). HRC contributed such general partner interests, plus $13,118 in cash, to HRP in exchange for a 1% general partner interest in HRP. HWG Realty Investors, Inc., a wholly-owned subsidiary of the Company, purchased a 0.1% partnership interest in each of the Participating Equitec Partnerships by making capital contributions to the Participating Equitec Partnerships aggregating

$131,177 in cash on November 1, 1990. The total acquisition cost of the general partner interest, which aggregates $8,650,000, includes other capitalized costs of $3,351,000. In addition, the Participating Equitec Partnerships paid EFG an aggregate of $8,073,080 in connection with the Exchange.

     As a result of the foregoing, HRP acquired 99.9% of the equity interests in, and thereby became the indirect owner of, all of the real estate and other assets of the Participating Equitec Partnerships.

     As general partner, HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $436,000, $435,000 and $472,000 during fiscal years 1995, 1994 and 1993, respectively.

     HRC agreed to pay, at its own expense, the amount, if any, by which the aggregate amount of recurring general and administrative expenses of HRP exceed $2,500,000 per year (the "Expense Limitation") in the initial 24 months of HRP's operations (November 1, 1990 through October 31, 1992), such period commencing on the date of the Exchange. The Expense Limitation did not apply with respect to expenses incurred that were non-recurring in nature. Based on general and administrative expenses incurred during fiscal year 1993, HRC recorded an expense of $129,000 pursuant to such Expense Limitation.

     On June 1, 1991, the Company's HMC subsidiary purchased the property management contracts from Equitec which related to the HRP properties for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the Exchange. The property management contracts encompass day-to-day property management responsibilities, for which HMC receives management fees, leasing commissions and certain other fees. HMC earned fees and commissions from HRP and certain third parties during fiscal years 1995, 1994 and 1993 of $3,470,000, $3,489,000 and $5,467,000, respectively.

NOTE 15 -- ORGANIZATION AND OPERATIONS OF HALLWOOD ENERGY CORPORATION

     Organization. Effective May 4, 1990, and prior to the completion of a consolidation of various partnership interests by HEP on May 9, 1990, the Company acquired a majority interest in Hallwood Energy Corporation ("HEC") through a step acquisition (as that concept is referred to in Accounting Principles Bulletin No. 16). As of July 31, 1989, the Company owned approximately 11% of HEC (38% assuming conversion of preferred stock) and accounted for the investment under the equity method. On May 4, 1990, the Company converted its 44,846 shares of HEC's Series D preferred stock into 17,938,400 shares of common stock. No consideration was paid by the Company in connection with the conversion other than the surrender of its Series D preferred stock. The Company also purchased 8,000,000 shares of HEC common stock in consideration for the cancellation of the principal amount of the $1,500,000 note receivable from HEC, all pursuant to the terms of a letter agreement dated May 3, 1990. As a result of (i) the stock issuance from these two transactions,
(ii) an additional purchase of a small amount of shares, (iii) a 1-for-50 reverse split, and (iv) a conversion of 356,000 shares of its common stock for 356,000 shares of Series E preferred stock, the Company now owns 240,605 shares of common stock and 356,000 shares of Series E preferred stock of HEC. As a result of subsequent purchases by HEC of its own stock for treasury, the Company owns approximately 55% of the issued and outstanding shares of common stock of HEC (75% on a fully diluted basis) as of July 31, 1995.

     The $1,164,000 excess of the Company's investment over its proportionate share of the net assets acquired is being amortized on the straight-line basis over 15 years. HEC's results of operations have been included in the consolidated statements of operations since May 1990, including recognition of the minority interest portion of net income (loss) in the statement of operations.

     Operations. HEP has entered into financial contracts for hedging transactions of between 3% and 45% of its forecasted oil production for the years 1996 through 1999 at prices ranging from $15.08 per barrel to $17.12 per barrel. HEP has also entered into hedging contracts of between 4% and 55% of its forecasted gas production for the years 1996 through 1999 at prices ranging from $1.49 per mcf to $2.05 per mcf.

NOTE 16 -- ORGANIZATION AND OPERATIONS OF BROOKWOOD COMPANIES INCORPORATED

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

     Operations. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 7/10% and the factor's prior approval. A significant majority of the receivables are factored. Commissions paid to the factors were approximately $335,000, $312,000 and $311,000 for the years ended July 31, 1995, 1994 and
1993, respectively.

     Inventories consist of the following (in thousands):

                                                                            JULY 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Raw materials....................................................  $ 3,850     $ 2,641
    Work in process..................................................    3,398       4,055
    Finished goods...................................................    8,208       6,214
                                                                       -------     -------
              Total..................................................  $15,456     $12,910
                                                                       =======     =======

     Property, plant and equipment consists of the following (in thousands):

                                                                            JULY 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Land.............................................................  $   391     $   391
    Buildings and improvements.......................................    4,263       4,234
    Machinery and equipment..........................................    6,239       5,739
    Furniture, fixtures and fittings.................................    1,086       1,042
    Construction in progress.........................................    1,872         994
                                                                       -------     -------
                                                                        13,851      12,400
    Less: Accumulated depreciation...................................   (5,069)     (4,099)
                                                                       -------     -------
              Total..................................................  $ 8,782     $ 8,301
                                                                       =======     =======

NOTE 17 -- RENTAL INCOME FROM OPERATING LEASES

     The following is a schedule of minimum future rental income from noncancelable operating leases as of July 31, 1995 (in thousands):

YEARS ENDING
  JULY 31,                                                               AMOUNT
------------                                                             -------
   1996................................................................  $   750
   1997................................................................      750
   1998................................................................      750
   1999................................................................      750
   2000................................................................      750
   Thereafter..........................................................   10,240
                                                                         -------
             Total.....................................................  $13,990
                                                                         =======

     Rental income is derived from the leasing of space in commercial real estate properties. The leases are operating leases expiring in various years through 2015. A portion of the leases contain provisions for tenant reimbursements of certain real estate and operating costs.

NOTE 18 -- RELATED PARTY TRANSACTIONS

     Hallwood Securities Limited. Pursuant to an agreement dated September 29, 1992 (the "1992 Consulting Agreement"), Hallwood Securities Limited ("Limited"), a corporation with which Anthony J. Gumbiner, the Company's chairman and chief executive officer and Brian M. Troup, the Company's president and chief operating officer, are associated, provided consulting services to the Company with respect to strategic and tactical advice regarding the Company's assets and investments and proposed transactions involving the Company and its affiliates. As compensation for its services under the 1992 Consulting Agreement, Limited was paid a fee of $600,000 (excluding reimbursement for out-of-pocket and other reasonable expenses of Limited) for each of the fiscal years ended July 31, 1994 and 1993. The 1992 Consulting Agreement terminated July 31, 1994.

     HSC Financial Corporation. Effective August 1, 1994, the Company entered into an agreement (the "1994 Consulting Agreement"), with HSC Financial Corporation ("HSC"), formerly Hallwood Financial Corporation, a corporation with which Messrs. Gumbiner and Troup are associated, pursuant to which HSC agreed to provide international consulting and advisory services to the Company and its affiliates for an annual fee of $350,000, excluding reimbursement for out-of-pocket and other reasonable expenses. The initial term of the 1994 Consulting Agreement expired July 31, 1995, but is automatically extended for successive one-year terms, unless notice of termination is provided by either party no less than thirty-one days prior to the expiration of the end of its term or an extension thereof.

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

     The Company entered into a new financial consulting agreement with HPI, dated as of June 30, 1994, which provides that the Company or its agent shall provide consulting services to HPI for compensation at the rate of $300,000 per year. The Compensation Committee determined that these services would be most appropriately provided by HSC, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to HSC the fee to which the Company is entitled under the agreement. Of the $300,000 payments made in June 1995 and 1994, approximately $9,000 and $7,000, respectively, was paid by HEC, and the remainder by HEP and other affiliates of HEC.

     Pursuant to an existing agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services used by Mr. Gumbiner. For the fiscal years ended July 31, 1995, 1994 and 1993, the Company reimbursed HSC in the amount of $275,000, $271,000 and $259,000, respectively. Of the amounts paid in fiscal 1995, approximately $69,000 was paid by the Company, $3,000 was paid by HEC and the remainder by HEP and other affiliates of HEC. Of the amounts paid in fiscal 1994, approximately $65,000 was paid by the Company, $3,000 by HEC and the balance by HEP and other affiliates of HEC.

     Other. The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. For the fiscal years ended July 31, 1995, 1994 and 1993, Stanwick reimbursed the Company $25,000, $25,000 and $31,000, respectively. The Company was owed $6,000 from Stanwick at July 31, 1995 and 1994, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner and Brian M. Troup are directors of HHSA. Melvin J. Melle, is chief financial officer of HHSA and Stanwick.

NOTE 19 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Litigation. The Company, certain of its affiliates and others were named as defendants in several lawsuits relating to various transactions, in which it or its affiliated entities participated. In addition, in connection with a formal investigation by the Securities and Exchange Commission, the Company and certain of its officers and directors have provided testimony and produced documents regarding the Company's sale of shares of ShowBiz in June 1993. The Company is also a defendant in a separate lawsuit relating to these sales. The majority of these matters have been settled and negotiations with respect to the settlement of certain of the other matters are in process, as described below. Nevertheless, the remaining lawsuits seek or may seek substantial damages from the Company and the other defendants, and there can be no assurances as to the ultimate outcome of these actions. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows beyond the reserves the Company has established for such purposes.

     In August 1995, the United States District Court for the Southern District of New York issued a Final Order approving the settlement of the purported class action entitled In Re: Hallwood Energy Partners, L.P. Securities Litigation. The consolidated complaint asserted claims for alleged violations of securities laws based on alleged misstatements and omissions in the prospectus and supplemental proxy material relating to the merger of Energy Development Partners, Ltd. into HEP. The terms of the settlement include payments by HEP of $2,870,000 in cash and units of HEP with a market value of $5,330,000. In September 1995, HCRC exercised an option to purchase all of the units issued in the settlement for $5,330,000.

     In February 1995, the Company entered into agreements to settle the following three lawsuits styled: (1) Louis G. Reese, Inc. et al v. The Hallwood Group Incorporated et al, which was filed in the Fourteenth District Court of Dallas County, Texas; (2) European American Reinsurance Corporation v. The Hallwood Group Incorporated et al, which was also filed in the Fourteenth District Court of Dallas County, Texas; and (3) Hermitage Hotel, Ltd, L.P. v. The Hallwood Group Incorporated et al, which was filed in the 101st District Court of Dallas County, Texas. Pursuant to these settlement agreements, the Company paid an aggregate of $425,000 in cash and issued 250,000 shares of a newly designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption fifteen years from the date of issuance at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

     In January 1995, the Company settled the lawsuit styled Third National Bank in Nashville, Trustee v. The Hallwood Group Incorporated filed in the United States District Court for the Middle District of Tennessee. The court dismissed this action with prejudice, the terms of which are confidential. The Company did not incur any additional charge in excess of the amount previously reserved for this matter.

     The Company is a named defendant in Nitti v. Frank, et al, No. 93-06753, in the 68th District Court of Dallas County, Texas, in which the plaintiff, purporting to act derivatively on behalf of ShowBiz, contends that the defendants made misleading statements on behalf of ShowBiz to the securities market, breached fiduciary duties to stockholders of ShowBiz, committed constructive fraud and unjustly enriched themselves by selling ShowBiz stock prior to ShowBiz's report of a reduced earnings estimate in 1993. Plaintiffs demand restitution and/or unspecified damages and punitive and exemplary damages. A Notice of Proposed Settlement of Derivative Action, including a settlement of all the claims in this matter at no cost to the Company, was filed with the court on September 23, 1995 and is awaiting final court approval.

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

     On April 23, 1993, a unitholder of Hallwood Consolidated Partners, L.P. filed a class action styled Tappe v. Hallwood Consolidated Resources Corporation, el al., in the Court of Chancery of the State of Delaware challenging the fairness and legality of the conversion of Hallwood Consolidated Partners, L.P. ("HCP") into Hallwood Consolidated Resources Corporation ("HCRC"), a publicly-traded oil and gas company of which HEP is a 40% stockholder. In general terms, plaintiff alleges that defendants HCRC, HCP, Hallwood Oil and Gas, Inc., HEP and Hallwood Petroleum, Inc., sought to convert HCP into HCRC on terms that are unfair to HCP unitholders. The complaint alleges that Hallwood Oil and Gas, Inc. ("HOG"), the general partner of HCP, misappropriated to itself a disproportionate allocation of common stock and unfairly converted a revenue interest into equity. In addition, the suit alleges that HOG had a conflict of interest that placed it at odds with the interests of the limited partners and that it failed to appoint a special committee or unaffiliated entity to negotiate on behalf of the limited partners or review the conversion. Plaintiff also claims that the Consent Statement/Prospectus dated February 14, 1993 relating to the conversion is materially misleading and fails to disclose certain information. Defendants answered the consolidated complaint on May 27, 1993, denying the material allegations thereof. Discovery is proceeding in the action.

     The Company and its subsidiaries are from time to time involved in various other legal proceedings in the ordinary course of their respective businesses. Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     Contingencies. The Company has committed to make additional contributions to the capital of HRC, the general partner of HRP, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription agreement, to the extent HRC has insufficient capital to satisfy creditors of HRP. As of the date of this report no such demands have been made.

     The Company remains contingently liable for L501,103 ($800,000 at July 31,
1995) plus interest at the rate of 12% to maturity (July 31, 1997) on the 12% Convertible Notes ("Notes") issued by the Company's former wholly owned subsidiary, Atlantic Metropolitan (U.K.) plc ("Atlantic"). Grainger Trust plc ("Grainger") assumed the obligations to make payment of interest and principal on the Notes in connection with its purchase of the Company's investment in Atlantic in fiscal 1988. The indenture under which the Notes were originally issued limits the amount of borrowings or the issuance of other indebtedness by the Company or its subsidiaries to two and one-half times the Adjusted Stockholders' Equity (as defined in such indenture). The Company has notified the indenture trustee that it is in default of this covenant. The

Company believes that this default is not materially prejudicial to the holders of the Notes, since it is acting solely as a guarantor. The trustee has not indicated what action, if any, it may take in response to this default.

     Commitments. Total lease expense was $4,991,000, $4,095,000 and $3,665,000 for fiscal 1995, 1994 and 1993, respectively. The Company leases certain hotel property, including land, buildings and equipment, executive office facilities at several locations, and certain textile manufacturing equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. Lease expense on certain office facilities is incurred on behalf of partnerships, of which the Company is general partner and is substantially reimbursed by such partnerships. Certain of the hotel property leases requires the payment of rent contingent upon hotel revenue. For fiscal 1995, 1994 and 1993, the contingent rent was $689,000, $451,000 and $303,000, respectively.

     At July 31, 1995, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

YEARS ENDING
  JULY 31,                                                               AMOUNT
------------                                                             -------
   1996................................................................  $ 4,410
   1997................................................................    3,718
   1998................................................................    1,857
   1999................................................................      934
   2000................................................................      224
                                                                         -------
             Total.....................................................  $11,143
                                                                         =======

NOTE 20 -- BUSINESS BY INDUSTRY SEGMENT

     The Company's business by industry segment is summarized below (in thousands):

                                        REAL               TEXTILE              ASSOCIATED
                                       ESTATE    ENERGY    PRODUCTS   HOTELS    COMPANIES     OTHER    CONSOLIDATED
                                       -------   -------   --------   -------   ----------   -------   ------------
1995
Total revenue........................  $ 4,595   $ 5,359   $77,808    $24,898    $   (171)   $   737     $113,226
                                       =======   =======   =======    =======    ========    =======     ========
Operating income (loss)*.............  $ 1,351   $  (216)  $   204    $ 2,823    $   (858)   $    --     $  3,304
                                       =======   =======   =======    =======    ========    =======     ========
Unallocable expenses, net............                                                        $(7,421)      (7,421)
                                                                                             =======
                                                                                                         --------
Loss before income taxes.............                                                                    $ (4,117)
                                                                                                         ========
Identifiable assets, July 31, 1995...  $18,887   $14,428   $37,340    $13,253    $ 16,511    $    --     $100,419
Cash allocable with segment..........      253     2,022       226        322          --      3,134        5,957
                                       -------   -------   -------    -------    --------    -------     --------
                                       $19,140   $16,450   $37,566    $13,575    $ 16,511    $ 3,134     $106,376
                                       =======   =======   =======    =======    ========    =======
Corporate assets.....................                                                        $ 5,999        5,999
                                                                                             =======
                                                                                                         --------
Total assets, July 31, 1995..........                                                                    $112,375
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $   972   $ 2,402   $ 1,043    $ 2,429    $     --    $    --     $  6,846
                                       =======   =======   =======    =======    ========    =======     ========
Capital expenditures/acquisitions....  $    12   $    36   $ 1,465    $ 1,094    $     --    $    --     $  2,607
                                       =======   =======   =======    =======    ========    =======     ========
1994
Total revenue........................  $ 4,399   $ 6,234   $71,624    $20,896    $  1,356    $ 2,193     $106,702
                                       =======   =======   =======    =======    ========    =======     ========
Operating income*....................  $   112   $   822   $   863    $   566    $    870    $    --     $  3,233
                                       =======   =======   =======    =======    ========    =======     ========
Unallocable expenses, net............                                                        $(5,544)      (5,544)
                                                                                             =======
                                                                                                         --------
Loss before income taxes.............                                                                    $ (2,311)
                                                                                                         ========
Identifiable assets, July 31, 1994...  $17,473   $17,286   $34,916    $26,455    $ 16,444    $    --     $112,574
Cash allocable with segment..........    1,188       804       170      1,559          --      3,489        7,210
                                       -------   -------   -------    -------    --------    -------     --------
                                       $18,661   $18,090   $35,086    $28,014    $ 16,444    $ 3,489     $119,784
                                       =======   =======   =======    =======    ========    =======
Corporate assets.....................                                                        $ 7,541        7,541
                                                                                             =======
                                                                                                         --------
Total assets, July 31, 1994..........                                                                    $127,325
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $ 1,060   $ 2,018   $ 1,070    $ 2,104    $     --    $    --     $  6,252
Capital expenditures/acquisitions....  $    44   $   147   $ 1,193    $ 1,288    $     --    $    --     $  2,672
                                       =======   =======   =======    =======    ========    =======     ========
1993
Total revenue........................  $ 6,586   $ 8,455   $70,185    $17,818    $ 12,232    $   854     $116,130
                                       =======   =======   =======    =======    ========    =======     ========
Operating income*....................  $ 2,617   $ 1,692   $ 1,507    $   235    $  7,175    $    --     $ 13,226
                                       =======   =======   =======    =======    ========    =======
Unallocable expenses, net............                                                        $(9,153)    $ (9,153)
                                                                                             =======
                                                                                                         --------
Income before income taxes...........                                                                    $  4,073
                                                                                                         ========
Identifiable assets, July 31, 1993...  $19,104   $21,710   $36,055    $18,459    $ 17,983    $    --     $113,311
Cash allocable with segment..........       80     1,850       615      1,545          --      9,795       13,885
                                       -------   -------   -------    -------    --------    -------     --------
                                       $19,184   $23,560   $36,670    $20,004    $ 17,983    $ 9,795     $127,196
                                       =======   =======   =======    =======    ========    =======
Corporate assets.....................                                                        $11,182     $ 11,182
                                                                                             =======
                                                                                                         --------
Total assets, July 31, 1993..........                                                                    $138,378
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $ 1,324   $ 2,115   $ 1,112    $ 1,610    $     --    $    --     $  6,161
                                       =======   =======   =======    =======    ========    =======     ========
Capital expenditures/acquisitions....  $   110   $    94   $   795    $ 1,048    $     --    $    --     $  2,047
                                       =======   =======   =======    =======    ========    =======     ========

---------------

* Operating income of the textile products industry segment is net of $16, $83 and $160 of intercompany interest expense in fiscal 1995, 1994 and 1993, respectively.

NOTE 21 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The results of operations for the quarters ended in fiscal 1995 and 1994 are summarized below (in thousands, except per share amounts):

                                                             QUARTERS ENDED IN FISCAL 1995
                                                  ---------------------------------------------------
                                                  OCTOBER 31,    JANUARY 31,    APRIL 30,    JULY 31,
                                                     1994           1995          1995         1995
                                                  -----------    -----------    ---------    --------
    Operating revenues..........................    $25,744        $27,659       $ 31,117    $ 28,706
    Gross profit................................      2,130          3,021          3,067       2,178
    Net loss....................................     (1,262)        (2,419)           (73)     (1,050)
    Net loss per share..........................      (0.92)         (1.76)         (0.05)      (0.77)

                                                             QUARTERS ENDED IN FISCAL 1994
                                                  ---------------------------------------------------
                                                  OCTOBER 31,    JANUARY 31,    APRIL 30,    JULY 31,
                                                     1993           1994          1994         1994
                                                  -----------    -----------    ---------    --------
    Operating revenues..........................    $25,541        $22,864       $ 29,645    $ 28,652
    Gross profit................................      2,749          2,701          2,703       2,364
    Net income (loss)...........................     (1,340)          (447)           540      (3,143)
    Net income (loss) per share.................      (0.96)         (0.36)          0.40       (2.28)

     Fiscal 1995. Significant transactions which resulted in the fiscal 1995 fourth quarter net loss of $1,050,000 were: (i) a $200,000 write-down on the office-retail property and (ii) a $143,000 extraordinary gain from debt extinguishment.

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

NOTE 22 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The original plan provided that eligible employees may contribute up to 15% of their compensation to the plan, and the Company would match 50% of its employees' contributions up to the first 6% contributed. Amounts contributed by employees are 100% vested and non-forfeitable. The plan was amended on February 1, 1992 and August 1, 1993 to (i) modify eligibility requirements; (ii) make the Company's matching contribution discretionary, to be determined annually by the Company's Board of Directors; (iii) exclude the Company's hotel hourly employees from a matching contribution; (iv) exclude highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits; and (v) spin-out Brookwood employees into a separate plan. The Company matching contributions vest at a rate of 20% per year of service and become fully vested after five years. Employees of the HRC, HMC and various hotel subsidiaries also participate in the Company's 401(k) plan. HEC has a separate 401(k) plan which is similar to the Company's plan. Employer contributions paid on behalf of HRC and HEC employees are substantially paid by the respective real estate and energy master limited partnerships. The Company's contributions to the plan for the fiscal years ended July 31, 1995, 1994 and 1993, excluding contributions from the HRC and HEC subsidiaries to the extent paid by the master limited partnership, were $150,000, $126,000 and $133,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $75 per month per employee to the fund. Total contributions for the fiscal years ended 1995, 1994 and 1993 were $198,000, 194,000 and $186,000, respectively. At September 30, 1994, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

NOTE 23 -- SUBSEQUENT EVENT

     On October 12, 1995, the Board of Directors of the Company approved a change in the Company's fiscal year end from July 31 to December 31 to be effective December 31, 1995. The Company will file its Annual Report on Form 10-K for its fiscal year ended July 31, 1995, and a Quarterly Report on Form 10-Q for the quarter ending October 31, 1995. Its next periodic report to be filed with the Securities and Exchange Commission will be a transition report on Form 10-Q to be filed with respect to the period ending December 31, 1995.

                        THE HALLWOOD GROUP INCORPORATED

                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                               DECEMBER 31, 1994
                                  (UNAUDITED)

     The following reserve quantity and future net cash flow information for the Company's share of HEC's and HEP's oil and gas properties represents proved reserves which are located in the United States. The reserve estimates presented have been prepared by in-house petroleum engineers and the majority of these reserves have been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

     The standardized measure of discounted future net cash flows provides a comparison of HEC's proved oil and gas reserves from year to year. No consideration has been given to future income taxes since HEC's tax basis and net operating loss carryforwards exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year-end prices. At December 31, 1994, oil and gas prices averaged $15.81 per bbl of oil and $1.82 per mcf of gas for HEC, including its interest in HEP. Future production costs are based on year-end costs and include severance taxes. This standardized measure is not necessarily representative of the market value of HEC's properties.

     As of December 31, 1994, HEC no longer includes its share of internal overhead charges attributable to wells operated by Hallwood Petroleum, Inc. in lease operating expense for reserve calculation purposes. These overhead costs are now included in general and administrative expenses in HEC's financial statements. This change resulted in an upward revision of HEC's reserves during 1994 of 65,000 barrels of oil, 796,000 mcf of gas and $895,000 of discounted future net cash flows. This change was implemented to conform HEC's reserve calculation methodology to what management believes is a more accurate representation of reserves and is the most common practice of HEC's industry peers.

     HEC's standardized measure of discounted future net cash flows has been increased by $394,000 at December 31, 1994 for its share of the effect of HEP's hedge contracts. This amount represents the difference between year-end oil and gas and the hedge contract prices multiplied by the quantities subject to contract, discounted 10%.

     Updated information relating to reserve quantity and future net cash flow information was not available at July 31, 1995, the Company's year-end, accordingly, the reserve quantity and future net cash flow information is presented as of December 31, 1994, HEC's year-end and the most recent date for which information is presented. During the period from December 31, 1994 to July 31, 1995 gas prices decreased. While this decline in gas prices will negatively impact the future net cash flow information contained herein, management evaluated this impact and determined that as no cost center ceiling problem would result from this decline in gas prices the impact to the consolidated financial statements of the Company would not be material.

                        THE HALLWOOD GROUP INCORPORATED

                               RESERVE QUANTITIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               GAS        OIL
                                                                               MCF       BBLS
                                                                              ------     -----
PROVED RESERVES:
  Balance, December 31, 1991................................................  21,281     1,115
  Extensions and discoveries................................................   2,385       156
  Revision of previous estimates............................................    (468)       51
  Sales of reserves in place................................................  (1,657)      (82)
  Purchases of reserves in place............................................      40         4
  Production................................................................  (2,354)     (137)
  Effect of conversion(a)...................................................  (1,854)     (169)
                                                                              ------     -----
  Balance, December 31, 1992................................................  17,373       938
  Extensions and discoveries................................................     774        66
  Revision of previous estimates(b).........................................  (1,993)     (205)
  Sales of reserves in place................................................    (460)      (37)
  Purchases of reserves in place............................................     737        70
  Production................................................................  (2,005)     (110)
                                                                              ------     -----
  Balance, December 31, 1993................................................  14,426       722
  Extensions and discoveries................................................     636       104
  Revision of previous estimates............................................    (412)      105
  Sales of reserves in place................................................     (96)       (9)
  Purchases of reserves in place............................................      74        14
  Production................................................................  (1,932)     (128)
                                                                              ------     -----
  Balance, December 31, 1994................................................  12,696       808
                                                                              ======     =====
PROVED DEVELOPED RESERVES:
  Balance, December 31, 1992................................................  15,954       874
                                                                              ======     =====
  Balance, December 31, 1993................................................  12,779       666
                                                                              ======     =====
  Balance, December 31, 1994................................................  12,061       752
                                                                              ======     =====

---------------

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

(b) The majority of these revisions in 1993 relate to the G.S. Boudreaux Estate #1 Well which, throughout 1993, produced an increasing amount of water, resulting in higher operating costs and less consistent production rates.

                        THE HALLWOOD GROUP INCORPORATED

                              STANDARDIZED MEASURE
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      AS OF DECEMBER 31,
                                                               --------------------------------
                         DESCRIPTION                             1994        1993        1992
-------------------------------------------------------------  --------    --------    --------
Future cash flows............................................  $ 37,000    $ 44,000    $ 52,000
Future production and development costs......................   (13,000)    (13,000)    (14,000)
                                                               --------    --------    --------
Future net cash flows before discount........................    24,000      31,000      38,000
10% discount to present value................................    (7,000)    (10,000)    (13,000)
                                                               --------    --------    --------
Standardized measure of discounted future net cash flows.....  $ 17,000    $ 21,000    $ 25,000
                                                               ========    ========    ========

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                          DESCRIPTION                              1994       1993       1992
----------------------------------------------------------------  -------    -------    -------
Standardized measure of discounted future net cash flows at
  beginning of year.............................................  $21,000    $25,000    $26,000
Sales of oil and gas produced, net of
  production costs..............................................   (4,323)    (4,528)    (5,047)
Net changes in prices and production costs......................   (3,757)     1,150      3,374
Extensions, discoveries and other additions, net of future
  production costs..............................................    1,239      1,361      3,632
Changes in estimated future development costs...................     (575)      (643)      (623)
Development costs incurred......................................      599        585        704
Revisions of previous quantity estimates(a).....................      214     (3,750)      (167)
Purchases of reserves in place..................................      155      1,346         70
Sales of reserves in place......................................     (148)      (793)    (2,350)
Effect of Conversion(b).........................................       --         --     (4,676)
Accretion of discount...........................................    2,100      2,500      2,600
Changes in production rates and other...........................      496     (1,228)     1,483
                                                                  -------    -------    -------
Standardized measure of discounted future net cash flows at end
  of year.......................................................  $17,000    $21,000    $25,000
                                                                  =======    =======    =======

---------------

(a) See Note (b) to the Reserve Quantities Schedule.

(b) See Note (a) to the Reserve Quantities Schedule.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

     We have audited the consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries at July 31, 1995 and 1994 and for each of the three years in the period ended July 31, 1995 and have issued our report thereon dated October 12, 1995, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
October 12, 1995

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                JULY 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------    --------
Investments in subsidiaries.............................................  $ 38,843    $ 51,295
Investments in associated companies.....................................    16,511      16,444
Deferred tax asset, net.................................................     5,429       5,900
Investment in real estate affiliate.....................................     4,351          --
Cash and cash equivalents...............................................     2,964       3,304
Receivables and other assets............................................       423       1,187
Mortgage loans, net.....................................................        61          69
Real estate properties, net.............................................        --          90
                                                                          --------    --------
          Total Assets..................................................  $ 68,582    $ 78,289
                                                                          ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
7% Collateralized Senior Subordinated Debentures........................  $ 25,703    $ 28,718
13.5% Subordinated Debentures...........................................    22,902      22,902
Loans payable...........................................................    10,250      12,000
Accounts payable, accrued interest and other accrued expenses...........     5,404       6,692
                                                                          --------    --------
          Total Liabilities.............................................    64,259      70,312
Redeemable preferred stock..............................................     1,000          --
Common stock............................................................       160         639
Additional paid-in capital..............................................    57,142      56,442
Accumulated deficit.....................................................   (47,698)    (42,894)
Foreign currency translation adjustment.................................       329          86
Treasury stock..........................................................    (6,610)     (6,296)
                                                                          --------    --------
          Total Stockholders' Equity....................................     3,323       7,977
                                                                          --------    --------
          Total Liabilities and Stockholders' Equity....................  $ 68,582    $ 78,289
                                                                          ========    ========

    The "Notes To Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JULY 31,
                                                                  -----------------------------
                                                                   1995       1994       1993
                                                                  -------    -------    -------
INCOME
  Intercompany income from subsidiaries
     Dividends..................................................  $ 2,292    $ 1,814    $ 2,500
     Management fees............................................    1,988      1,596      2,187
     Interest income............................................    1,797      2,132      1,205
  Equity in net income (loss) of subsidiaries...................   (2,607)       (27)       490
  Fee income....................................................      425        150        354
  Income from investments in associated companies/affiliates....     (292)     1,197     11,949
  Interest on short-term investments............................      113        114        290
  Other income..................................................       47         18         --
  Interest and discounts from mortgage loans....................        6         17        218
  Hotel and real estate revenues................................       --         --      1,743
                                                                  -------    -------    -------
          Total income..........................................    3,769      7,011     20,936
EXPENSES
  Interest expense..............................................    5,116      4,892      7,588
  Administrative expenses.......................................    3,332      2,775      3,025
  Intercompany expenses of subsidiaries
     Management fees............................................      300        300        300
     Interest expense...........................................       38         38         38
  Provision for losses..........................................       11      1,647        305
  Hotel and real estate operating expenses......................       11        120      1,478
  Loss from asset held for sale.................................       --         --      4,118
  Depreciation..................................................       --         --        165
                                                                  -------    -------    -------
          Total expenses........................................    8,808      9,772     17,017
                                                                  -------    -------    -------
  Income (loss) before income taxes and extraordinary gain......   (5,039)    (2,761)     3,919
  Income taxes..................................................      418      2,277      5,344
                                                                  -------    -------    -------
  Loss before extraordinary gain................................   (5,457)    (5,038)    (1,425)
  Extraordinary gain from extinguishment of debt................      653        648         --
                                                                  -------    -------    -------
NET LOSS........................................................  $(4,804)   $(4,390)   $(1,425)
                                                                  =======    =======    =======

     The "Notes To Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JULY 31,
                                                                 ------------------------------
                                                                  1995       1994        1993
                                                                 -------    -------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES............  $(2,718)   $  (572)   $  3,639
CASH FLOWS FROM INVESTING ACTIVITIES
  Return of (additional) investment in subsidiaries............    9,774      1,480      (4,118)
  Investments in associated companies/affiliates...............   (4,473)        (8)       (427)
  Proceeds from sale of marketable securities..................      610         --          --
  Proceeds from sale of real estate............................       79          5          97
  Disbursements related to asset held for sale.................       --     (5,721)     (1,818)
  Proceeds from sale of investments in associated companies....       --      1,250      13,504
  Repayment of investments in associated companies.............       --         --       4,768
  Investments in marketable securities.........................       --         --        (776)
  Capital expenditures and acquisition of real estate and
     hotels....................................................       --         --         (96)
                                                                 -------    -------    --------
          Net cash provided by (used in) investing
            activities.........................................    5,990     (2,994)     11,134
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of 7% Debentures..................................   (1,845)    (1,526)         --
  Repayment of bank borrowings and loans payable...............   (1,750)    (6,150)    (24,158)
  Purchase of fractional shares -- reverse split...............      (17)        --          --
  Proceeds from bank borrowings and loans payable..............       --      6,000      14,000
  Repurchase of 13.5% Debentures...............................       --         --      (6,461)
  Net change in restricted cash for financing activities.......       --         --       3,000
  Proceeds from exercise of stock options......................       --         --          94
                                                                 -------    -------    --------
          Net cash provided by (used in ) financing
            activities.........................................   (3,612)    (1,676)    (13,525)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........     (340)    (5,242)      1,248
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...................    3,304      8,546       7,298
                                                                 -------    -------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.........................  $ 2,964    $ 3,304    $  8,546
                                                                 =======    =======    ========

     The "Notes To Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                       YEARS ENDED JULY 31,
                                                                    ---------------------------
                           DESCRIPTION                               1995      1994      1993
------------------------------------------------------------------  ------    ------    -------
Effect of reverse split on common stock/additional paid in
  capital.........................................................  $  479    $   --    $    --
Recording of proportionate share of stockholders' equity
  transactions of ShowBiz.........................................     238     1,646         --
Issuance of promissory note payable in connection with Integra
  bankruptcy......................................................      --     4,000         --
Issuance of note payable in connection with litigation
  settlement......................................................      --     1,500         --
Renegotiate loan payable to reduced amount........................      --       901         --
Exchange of 13.5% Debentures for 7% Debentures....................      --        --     27,481
Payment in-kind of annual interest on 13.5% Debentures............      --        --      6,792
Transfer of non-cash assets to subsidiary, net of liabilities.....      --        --      5,787
Unrecognized gain from completion of Bond Exchange and
  Offers to Purchase for Cash.....................................      --        --      4,220
Supplemental disclosures of cash payments (in thousands):
Interest paid (including capitalized interest)....................  $5,591    $5,452    $ 2,205
Income taxes paid.................................................      15        31        142

    The "Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE 1 -- BASIS OF PRESENTATION

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

NOTE 2 -- DEBENTURE ISSUES AND LOANS PAYABLE

     As further referenced to Notes 7 and 9 in the Consolidated Financial Statements, the Registrant's debenture issues and loans payable are comprised of the following:

                                                                             JULY 31,
                                                                        ------------------
                               DESCRIPTION                               1995       1994
    ------------------------------------------------------------------  -------    -------
    Debenture Issues
      7% Debentures...................................................  $25,703    $28,718
      13.5% Debentures................................................   22,902     22,902
                                                                        -------    -------
                                                                         48,605     51,620
    Loans Payable
      Associated companies............................................    9,000     10,000
      Real estate.....................................................    1,250      2,000
                                                                        -------    -------
                                                                         10,250     12,000
                                                                        -------    -------
              Totals..................................................  $58,855    $63,620
                                                                        =======    =======

     Maturities over the next five years are as follows (in thousands):
1996 -- $5,750; 1997 -- $4,000; 1998 -- $2,427; 1999 -- $-0-; 2000 -- $20,881.

NOTE 3 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 19 to the consolidated financial statements.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                          BALANCE,     CHARGED TO    CHARGED                       BALANCE,
                                          BEGINNING    COSTS AND     TO OTHER                       END OF
                                           OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS          YEAR
                                          ---------    ----------    --------    ----------        --------
REAL ESTATE
  Allowance for losses -- real estate:
     Years ended July 31,
          1995..........................   $ 1,010      $    211      $   --      $    184 (a)(b)   $1,037
          1994..........................       980            --          --            30 (a)       1,010
          1993..........................     1,111           100          --          (231)(a)         980
  Allowance for losses -- mortgage
     loans:
     Years ended July 31,
          1995..........................       226           220          --          (446)(b)          --
          1994..........................       442            --          --          (216)(b)         226
          1993..........................     1,334           240          --        (1,132)(b)         442
TEXTILE PRODUCTS
  Allowance for losses -- accounts
     receivable:
     Years ended July 31,
          1995..........................       467           104          --          (110)(c)         461
          1994..........................       365           232          --          (130)(c)         467
          1993..........................       513            89         (69)         (168)(c)         365
ASSOCIATED COMPANIES
  Allowance for losses -- investments in
     associated companies:
     Years ended July 31,
          1995..........................        --            --          --            --              --
          1994..........................       925           (30)(d)      --          (895)(b)          --
          1993..........................       650           275          --            --             925
OTHER
  Allowance for losses -- marketable
     securities:
     Years ended July 31,
          1995..........................       277            --          --          (147)(b)         130
          1994..........................       718        (1,556)(d)      --         1,115 (b)         277
          1993..........................     1,038           (35)(e)      --          (285)(b)         718

---------------

Notes:

  (a) Change in foreign currency exchange rate

  (b) Write-off upon disposition/foreclosure

  (c) Write-off, net of recoveries

  (d) Gain from disposition in excess of net book value, net of additional expense

  (e) Net recovery

                                                                    SCHEDULE III

                THE HALLWOOD GROUP INCORPORATED (PARENT COMPANY)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 JULY 31, 1995
                                 (IN THOUSANDS)

                                                                         GROSS AMOUNT WHICH
                             INITIAL COST                                 CARRIED AT CLOSE
                              TO COMPANY              COSTS CAPI-             OF PERIOD
                     -----------------------------   TALIZED SUB-    ---------------------------
                                           BUILD-     SEQUENT TO               BUILD-               ACCUMU-               DEPRE-
                                          INGS AND    ACQUISITION             INGS AND              ULATED                CIABLE
                     ENCUM-               IMPROVE      (IMPROVE-              IMPROVE-             DEPRECIA-     DATE     LIFE IN
                     BRANCES      LAND     MENTS        MENTS)        LAND     MENTS      TOTAL      TION      ACQUIRED    YEARS
                     -------     ------   --------   -------------   ------   --------   -------   ---------   --------   -------
REAL ESTATE
  OPERATIONS
  Office-retail
    United
      Kingdom......  $4,747      $1,677   $    --       $ 9,066      $1,677   $ 9,066    $10,743    $ 1,775      1/86          40
HOTEL OPERATIONS
  Sarasota,
    Florida(a).....         (b)      --     5,100         1,987          --     7,087      7,087      3,658      6/91           7
  Tulsa,
    Oklahoma.......   5,136         909     4,285           243         909     4,528      5,437        657      3/94          10
  Oklahoma City,
    Oklahoma(a)....         (b)      --     1,525         1,298          --     2,823      2,823      1,475      6/91           6
  Miscellaneous
    investments....      --          50     1,401           305          50     1,706      1,756        258      3/94     various
                                 ------   -------       -------      ------   -------    -------     ------
        Subtotal...                 959    12,311         3,833         959    16,144     17,103      6,048
TEXTILE PRODUCTS
  OPERATIONS
  Industrial plant
    Kenyon, Rhode
      Island.......         (b)     391     2,355         1,908         391     4,263      4,654      1,092      3/89          20
                                 ------   -------       -------      ------   -------    -------     ------
         Totals....              $3,027   $14,666       $14,807      $3,027   $29,473    $32,500    $ 8,915
                                 ======   =======       =======      ======   =======    =======     ======

     Changes in real estate owned and accumulated depreciation for the years ended July 31, 1995, 1994 and 1993 are summarized below (in thousands):

                                                                                YEARS ENDED JULY 31,
                                                     ---------------------------------------------------------------------------
                                                              1995                       1994                      1993
                                                     -----------------------    ----------------------    ----------------------
                                                       REAL      ACCUMULATED     REAL      ACCUMULATED     REAL      ACCUMULATED
                                                      ESTATE     DEPRECIATION   ESTATE     DEPRECIATION   ESTATE     DEPRECIATION
                                                     --------    ------------   -------    ------------   -------    ------------
BALANCE, BEGINNING OF YEAR.........................  $ 43,619      $ 7,964      $35,307      $ 5,411      $37,582      $ 3,296
  Additions during the year
    Costs capitalized..............................     1,135           --        7,876           --        1,295           --
    Foreclosures...................................        --           --           --           --           --           --
    Depreciation...................................        --        2,893           --        2,553           --        2,115
    Foreign exchange adjustment....................       417           --          441           --       (3,423)          --
  Deductions during the year
    Sales..........................................   (12,671)      (1,942)          (5)          --         (147)          --
                                                     --------      -------      -------      -------      -------      -------
BALANCE, END OF YEAR...............................  $ 32,500      $ 8,915      $43,619      $ 7,964      $35,307      $ 5,411
                                                     ========      =======      =======      =======      =======      =======

---------------

Notes:

  See Note 1(g) to the Company's consolidated financial statements and Schedule II for information regarding the allowance for possible losses.

  The aggregate cost basis for real estate owned, for federal income tax purposes, was approximately $1.9 million higher than the basis for financial reporting purposes.

  (a) Leasehold interest. Cost represents price paid for leasehold interest, plus furnishings and equipment.

  (b) The stock of the subsidiary which holds this asset is pledged as collateral for the 7% Debentures as described in Note 9 to the Company's consolidated financial statements.

================================================================================

                                   FORM 10-K

(Mark One)

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 1994.

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       Common Stock, par value $.10 each
                                (Title of Class)

                 Class A Preferred Stock, par value $60.00 each
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

        At March 17, 1995, an aggregate of 12,275,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 17, 1995) held by non-affiliates of the registrant was $ 91,521,632.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1995 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

================================================================================

                                  P A R T    I


Item 1.   Business

GENERAL

    ShowBiz Pizza Time, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

    The Company operated, as of March 17, 1995, 227 Chuck E. Cheese's Pizza (R) ("Chuck E. Cheese's") restaurants (including six restaurants managed by the Company for others). In addition, as of March 17, 1995, franchisees of the Company operated 101 Chuck E. Cheese's restaurants. Effective May 5, 1994, BHC Acquisition Corporation ("BAC"), a wholly owned subsidiary of the Company, sold its Monterey's Tex-Mex Cafe restaurants.

CHUCK E. CHEESE'S RESTAURANTS

BUSINESS DEVELOPMENT

    Chuck E. Cheese's restaurants offer a variety of pizza, a salad bar, and selected sandwiches and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

    The Company and its franchisees operate in a total of 44 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's restaurants within a 28-state area. See "Item 2. Properties."

    The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                                         1994                    1993                1992
                                                         ----                    ----                ----
Average annual revenues
    per restaurant (1)                                 $1,206,000             $1,259,000           $1,354,000

Number of restaurants open at end
    of period                                                 220                    209                  176

Percent of total restaurant revenues:
    Food and beverage sales                                  71.0%                  71.6%                71.9%
    Game sales                                               25.8%                  25.3%                25.3%
    Merchandise sales                                         3.2%                   3.1%                 2.8%

---------------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (159, 139 and 129 restaurants in 1994, 1993, and 1992, respectively). Fiscal year 1992 consisted of 53 weeks while each of fiscal years 1994 and 1993 consisted of 52 weeks.

    Revenues from Chuck E. Cheese's restaurants owned by the Company increased by 3.4% during 1994 over 1993, due to new restaurant openings during both years.

    The revenues from Chuck E. Cheese's restaurants are seasonal in nature. The restaurants tend to generate more revenues during the first and third fiscal quarters as compared to the second and fourth fiscal quarters.

    Each Chuck E. Cheese's restaurant generally employs a general manager, one or two managers, an electronic specialist who is responsible for repair and maintenance of the robotic characters and games, and 45 to 75 food preparation and service employees, most of whom work only part-time.

    To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. The Company initiated a remodel program in 1986 under which all Company operated restaurants were remodeled by the end of 1992. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. The Company completed 22 restaurants under this program in 1994 and currently intends to reposition approximately 140 additional restaurants by the end of 1996.

    The Company opened 12 and 33 new Chuck E. Cheese's restaurants in 1994 and 1993, respectively. The Company plans to open two to three new Chuck E. Cheese's restaurants during 1995. The reduction of expected new store openings in 1995 and 1994 compared to 1993, is intended to create an appropriate commitment of capital and human resources between existing restaurants and new development.

    In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site. The Company relocated two restaurants in 1993.

    The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show (and other in-store entertainment) in its restaurants to be an important competitive advantage.


Restaurant Design and Entertainment

    Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings and are generally 7,500 to 14,000 square feet in area. Depending primarily on the demographic characteristics of a specific site, the building design of new restaurants developed by the Company range from 8,000 to 10,000 square feet in area.

    The dining area of each Chuck E. Cheese's restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with various animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

    Each Chuck E. Cheese's restaurant typically contains a separate family-oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Certain games dispense tickets that can be redeemed by the guests for prizes. Also included in the playroom area is a ball-crawl or other free attraction for young children. The playroom area normally occupies approximately 40% of the restaurant's public area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased.

Food and Beverage Products

    Each Chuck E. Cheese's restaurant offers varieties of pizza, a salad bar and selected sandwiches and desserts. Standard beverages are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

    The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

    The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The Company runs advertising campaigns which target families with young children and features the family entertainment experiences available at Chuck E. Cheese's restaurants, and is primarily aimed at increasing the frequency of return visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese's experience. The television advertising campaigns are supplemented by select radio campaigns, promotional offers in newspapers and direct mail advertisements.

Franchising

    The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 17, 1995, 101 Chuck E. Cheese's restaurants were operated by a total of 58 different franchisees, as compared to 109 of such restaurants at March 18, 1994. The Company sold four franchises in 1994.

    The Company opened a franchise restaurant in Chile during the third quarter of 1994. Opportunities for further international franchise development are being reviewed by the Company.

    The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 15-year renewal option. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 1997.

    The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 0.9% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.4% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 3% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.

Competition

    The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains being engaged in the pizza restaurant or entertainment business. Although there are few other restaurant chains presently utilizing the concept of combining robotic characters and restaurant operations, there are several competitors presently combining family entertainment and restaurant operations. The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which have capital resources as great or greater than the Company, are expanding into the family restaurant and entertainment markets. The Company believes that the principal competitive factors affecting Chuck E. Cheese's restaurants are the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.


MONTEREY'S TEX-MEX CAFE  RESTAURANTS

    The Company, through its wholly owned subsidiary BAC, operated 27 Monterey's Tex-Mex Cafe restaurants. Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company.


TRADEMARKS

    The Company owns various trademarks, including "Chuck E. Cheese" and "ShowBiz Pizza" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks essential to the conduct of their present restaurant operations.


GOVERNMENT REGULATION

    The development and operation of Chuck E. Cheese's restaurants are subject to various federal, state and local laws and regulations, including but not limited to those that impose restrictions, levy a fee or tax, or require a permit or license on the service of alcoholic beverages and the operation of games and rides. The Company is subject to the Fair Labor Standards Act, the Americans With Disabilities Act, and family leave mandates. A significant portion of the Company's restaurant personnel are paid at rates related to the minimum wage established by federal and state law. Increases in such minimum wage result in higher labor costs to the Company, which may be partially offset by price increases and operational efficiencies.

    If certain mandated health care legislation is passed, it could negatively impact the business community by increasing costs. The Company would attempt to minimize the impact of increased costs by operational efficiency improvements and increased menu prices as permitted within the competitive market.


WORKING CAPITAL PRACTICES

    The Company attempts to maintain only sufficient inventory of supplies in the restaurants which it operates to satisfy current operational needs. The Company's accounts receivable consist primarily of credit card receivables, franchise royalties, management fees and advances to managed properties.


EMPLOYEES

    The number of persons employed by the Company varies seasonally, with the greatest number being employed during the summer months. On March 17, 1995, the Company had approximately 13,500 employees, including 13,325 in the operation of Chuck E. Cheese's restaurants and 175 employed by the Company in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties


    The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company (excluding six restaurants managed by the Company for others) as of March 17, 1995.



                                                              Chuck E.
                          State                               Cheese's
                          -----                              ----------
                          Alabama                                 5
                          Arkansas                                2
                          California                             47
                          Colorado                                4
                          Connecticut                             5
                          Florida                                15
                          Georgia                                 7
                          Illinois                               14
                          Indiana                                 7
                          Kansas                                  1
                          Kentucky                                1
                          Louisiana                               4
                          Maryland                               10
                          Massachusetts                          10
                          Michigan                               11
                          Missouri                                7
                          Nevada                                  1
                          Nebraska                                2
                          New Hampshire                           2
                          New Jersey                              9
                          New York                                5
                          North Carolina                          2
                          Ohio                                   11
                          Pennsylvania                            7
                          Tennessee                               2
                          Texas                                  24
                          Virginia                                3
                          Wisconsin                               3
                                                                ---
                                                                221
                                                                ===

    Of the 227 Chuck E. Cheese's restaurants operated by the Company as of March 17, 1995, 212 were leased by the Company and 15 were owned by the Company. The leases of these restaurants will expire at various times from 1995 to 2009, as described in the table below.

        Year of                                  Number of                        Range of Renewal
       Expiration                               Restaurants                       Options (Years)
       ----------                               -----------                       ----------------
         1995                                        10                           None to 10
         1996                                        14                           None to 20
         1997                                        27                           None to 20
         1998                                        23                           None to 20
         1999 and thereafter                        138                           None to 20

    The leases of Chuck E. Cheese's restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $22.00 per square foot, subject to periodic adjustment. Most of the restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in most instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.

Item 3.    Legal Proceedings.

    In December 1991, the Company, The Hallwood Group Incorporated, ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th District Courts of Dallas County, Texas. In April 1993, the Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constitute certain holders of warrants, options and preferred stock of Integra who seek to serve as representatives of proposed classes of other holders of such securities. The plaintiffs allege that the Company has (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets,
(ii) committed common law fraud, and (iii) breached fiduciary and other duties to the plaintiffs. As amended, this suit seeks recision of the 1988 distribution actual damages in excess of $184 million, and punitive damages in excess of $500 million. To date, no class has been certified as against the Company. The case is set for trial on May 1, 1995. The Company believes that the claims made against it in this suit are without merit and intends to vigorously defend this lawsuit. However, the Company is actively pursuing negotiations for settlement of the lawsuit.

    In May 1994, Hermitage Hotel, Ltd., L. P., filed a lawsuit against the Company, Hallwood and certain directors of the Company in the 101st District Court of Dallas County, Texas. The lawsuit seeks recovery on behalf of plaintiff under theories of successor liability, tortious interference with contract, fraud, negligent representation and breach of contract. The plaintiff is seeking approximately $10.2 million in actual damages, $30 million in exemplary damages, attorneys' fees and court costs. The Company believes that the claims made against it in this suit are without merit and intends to vigorously defend this lawsuit. However, the Company is actively pursuing negotiations for settlement of the lawsuit.

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

    In July 1993, the Company was named a defendant in a lawsuit brought in the Circuit Court for Davidson County, Nashville, Tennessee by Third National Bank in Nashville, as Trustee pursuant to a municipal bond issuance of $6.4 million made in 1980, for which Integra executed a guaranty. The plaintiff has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is the legal successor to Integra. The plaintiff is seeking to recover a judgement against the Company in the full amount of its claim against Integra, which is unspecified, as well as attorneys' fees and costs. In April 1994, the court dismissed the plaintiff's complaint for failure to state a claim upon which relief can be granted. Plaintiff has appealed the dismissal to the 6th Circuit Court of Appeals. The Company believes the allegations made in this suit to be without merit and will offer a vigorous defense in this lawsuit.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                 P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.

    As of March 17, 1995, there were an aggregate of 12,275,177 shares of the Company's Common Stock outstanding and approximately 5,489 stockholders of record.

    The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ:

                                               High               Low
                                               ----               ---
       1994 - 1st  quarter                   $ 15 1/4          $ 11 3/4
            - 2nd quarter                      14                 9 1/4
            - 3rd quarter                      11 1/4             7 1/4
            - 4th quarter                       9 1/8             7 1/4

       1993 - 1st  quarter                     35 1/2            25 1/2
            - 2nd quarter                      34 1/2            16
            - 3rd quarter                      17 1/2            12 1/4
            - 4th quarter                      15                12 1/2

    The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 28, 1994 in the amount of $1.20 per share will be paid on March 28, 1995. The Company also may not pay any dividend or make any other distribution on its Common Stock (except in shares of Common Stock or rights to acquire capital stock of the Company) so long as any amount is outstanding under the terms of its revolving loan agreement.

    The Company has not paid any dividends on its Common Stock, has no present intention of paying cash dividends thereon in the future and is currently restricted from paying cash dividends under the terms of its current revolving loan agreement. The Company plans to retain any earnings to finance anticipated capital expenditures and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.

                                                                1994        1993        1992        1991       1990
                                                              --------    --------    --------    --------   --------
                                                                         (Thousands, except per share data)
Operating results (1):

    Revenues  . . . . . . . . . . . . . . . . . . . . .       $267,827    $271,998    $253,124    $208,118   $181,558
    Costs and expenses  . . . . . . . . . . . . . . . .        263,541     253,300     226,686     187,295    164,305
                                                              --------    --------    --------    --------   --------
    Operating income  . . . . . . . . . . . . . . . . .          4,286      18,698      26,438      20,823     17,253
    Other income (expenses)   . . . . . . . . . . . . .         (1,173)       (451)     (1,188)     (1,890)    (3,354)
                                                              --------    --------    --------    --------   --------

    Income before income taxes    . . . . . . . . . . .          3,113      18,247      25,250      18,933     13,899

    Income taxes:
       Current expense  . . . . . . . . . . . . . . . .            869       1,751       1,161       1,050        678
       Deferred expense   . . . . . . . . . . . . . . .          1,568       4,605       8,586       6,285      4,769
                                                              --------    --------    --------    --------   --------
                                                                 2,437       6,356       9,747       7,335      5,447
                                                              --------    --------    --------    --------   --------
    Net income  . . . . . . . . . . . . . . . . . . . .       $    676    $ 11,891    $ 15,503    $ 11,598   $  8,452
                                                              ========    ========    ========    ========   ========

Per Share (2):
    Primary:
      Net income  . . . . . . . . . . . . . . . . . . .       $    .03    $    .86    $   1.11    $    .82   $    .61
      Weighted average shares outstanding   . . . . . .         12,127      13,455      13,662      13,700     13,254
    Fully diluted:
      Net income  . . . . . . . . . . . . . . . . . . .       $    .03    $    .86    $   1.11    $    .82   $    .61
      Weighted average shares outstanding   . . . . . .         12,127      13,464      13,713      13,728     13,367

Cash flow data:
    Cash provided by operations   . . . . . . . . . . .       $ 30,819    $ 44,905    $ 44,246    $ 36,097   $ 29,884
    Purchases of property and equipment   . . . . . . .         29,421      44,600      33,903      25,088     21,471

Balance sheet data:
    Total assets  . . . . . . . . . . . . . . . . . . .       $188,308    $193,649    $173,217    $158,563   $146,435
    Long-term obligations (including current portion
     and redeemable preferred stock)  . . . . . . . . .         33,223      29,816      17,743      21,360     26,929
    Shareholders' equity  . . . . . . . . . . . . . . .        125,515     136,647     132,167     115,500     99,973

Number of restaurants at year end:
    Chuck E. Cheese's:
      Company operated  . . . . . . . . . . . . . . . .            226         215         182         159        144
      Franchise   . . . . . . . . . . . . . . . . . . .            106         110         113         113        123
                                                              --------    --------    --------    --------   --------
                                                                   332         325         295         272        267
    Monterey's Tex-Mex Cafe's   . . . . . . . . . . . .                         27          28          27         27
                                                              --------    --------    --------    --------   --------
                                                                   332         352         323         299        294
                                                              ========    ========    ========    ========   ========

----------------------

(1) Fiscal year 1992 was 53 weeks in length while fiscal years 1994, 1993, 1991, and 1990 were 52 weeks in length.

(2) No cash dividends on common stock were paid in any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

RESULTS OF OPERATIONS

1994 Compared to 1993

   Revenues declined 1.5% to $267.8 million in 1994 from $272.0 million in 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased by 3.4% to $261.6 million in 1994 from $253.0 million in 1993 due to the net addition of 11 Company restaurants in 1994 and 33 Company restaurants in 1993. Sales from the Company's Chuck E. Cheese's restaurants which were open during all of 1994 and 1993 ("comparable store sales") declined 5.8% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined to $6.2 million in 1994 from $19.0 million in 1993 due to the sale of the Monterey's restaurants mentioned above.

   Operating income decreased to $4.3 million in 1994 from $18.7 million in 1993. Included in operating income for 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $2.3 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants. Operating income in 1994 was also reduced by approximately $900,000 due to a write-off of all unamortized preopening expenses resulting from a change in the estimated future benefit of such expenses. The decline in operating income is primarily due to the decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

   A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                              1994         1993          1992
                                                             -----        -----         -----
Revenues  . . . . . . . . . . . . . . . . . . . . . .        100.0%       100.0%        100.0%
                                                             -----        -----         -----
Costs and  expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . .         51.4%        50.5%         49.5%
  Selling, general and administrative . . . . . . . .         17.7%        15.5%         15.7%
  Depreciation and amortization . . . . . . . . . . .          9.7%         8.5%          7.6%
  (Gain) loss on property transactions  . . . . . . .         (1.0%)        0.2%          0.3%
  Other operating expenses  . . . . . . . . . . . . .         20.6%        18.4%         16.5%
                                                             -----        -----         -----
                                                              98.4%        93.1%         89.6%
                                                             -----        -----         -----
Operating income  . . . . . . . . . . . . . . . . . .          1.6%         6.9%         10.4%
                                                             =====        =====         =====

    Revenues

    Revenues from the Company's Chuck E. Cheese's restaurants increased by 3.4% to $261.6 million in 1994 from $253.0 million in 1993 due to sales from new restaurants opened throughout 1994 and 1993. Comparable store sales of Chuck
E. Cheese's restaurants which were open during all of both 1994 and 1993 declined by 5.8% between the years. Average annual sales per restaurant decreased to approximately $1,206,000 in 1994. Menu prices were comparable between the two years.

    Management believes that several factors may have contributed to the comparable store sales decline, including increased competition and to a lesser extent, a decrease in the number of restaurants remodeled since 1992 and the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Some of the factors impacting comparable store sales are believed to be negatively impacting sales volumes of newer restaurants opened since 1990. During 1994, the average sales volume of the 70 new Chuck E. Cheese's restaurants opened in 1991 through 1993 was 3.0% lower than the average sales volume of existing restaurants during the same period.

   Revenues from franchise fees and royalties decreased by 5.6% from 1993 to 1994 primarily due to a 6.4% decline in comparable franchise store sales for restaurants open all of 1994 and 1993, and a decline in the number of restaurants operated each year. During 1994, two new franchise restaurants opened and six franchise restaurants closed.

   Revenues from Monterey's Tex-Mex Cafe restaurants were $6.2 million in 1994 compared to $19.0 million in 1993 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994.


   Costs and Expenses

   Costs and expenses as a percentage of revenues increased to 98.4% in 1994 from 93.1% in 1993.

   Cost of sales increased as a percentage of revenues to 51.4% in 1994 from 50.5% in 1993. Cost of food, beverage, prize and merchandise items for Chuck
E. Cheese's restaurants as a percentage of restaurant sales increased to 18.2% in 1994 from 18.0% in 1993 primarily due to increases in cheese costs and in costs relating to the enhancement of certain prize and merchandise items. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.0% in 1994 from 29.0% in 1993 primarily due to the decline in comparable store sales and enhancements in services provided to guests, including child security.

   Selling, general and administrative expenses as a percentage of revenues increased to 17.7% in 1994 from 15.5% in 1993 due primarily to increased advertising expense as a percentage of revenues. Corporate overhead costs were impacted by an increase of approximately $1.2 million primarily during the first three quarters of 1994 as a result of increasing the number of
operational regional and district managers.   Overhead costs were also impacted
in 1994 by an allowance for potential legal settlements.

   Depreciation and amortization expense as a percentage of revenues increased to 9.7% in 1994 from 8.5% in 1993 primarily due to a write-off of all unamortized preopening expenses of approximately $900,000 resulting from a change in the estimated future benefit of such expenses, the higher depreciation and amortization expense of new restaurants relative to older restaurants and the decline in comparable store sales.

   The Company had a net gain on property transactions of $2.6 million in 1994 compared to a loss on property transactions of $675,000 in 1993. The Company recognized a gain of $5.5 million from the sale of its Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. The gain was partially offset by a loss of approximately $2.3 million in 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the impairment in fair value of the fixed assets of ten Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms. The Company will consider possible relocation of some of the restaurants. The Company provided for an additional loss on property transactions of approximately $597,000 in 1994 compared to $675,000 in 1993 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.

   Other operating expenses increased as a percentage of revenues to 20.6% in 1994 from 18.4% in 1993 primarily due to increased rent, utility and property tax expenses as a percentage of revenues and the decline in comparable store sales.


   Operating Income

   As a result of the changes in revenues and expenses discussed above, operating income declined to $4.3 million in 1994 from $18.7 million in 1993. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in 1994 for Monterey's Tex-Mex Cafe restaurants was $6.0 million, including a gain on property transactions of $5.5 million, compared to operating income of $652,000 in 1993.

   Net Income

   Interest expense increased to $1.9 million in 1994 from $797,000 in 1993 due primarily to an increase in long-term debt of $18.5 million since the third quarter of 1993 primarily to fund the Company's repurchase of its common stock and an increase in interest rates. In the fourth quarter of 1994, the Company established an allowance of approximately $1.1 million related to deferred tax credit carryforwards which are estimated to expire in 1997. Income tax expense was increased by approximately $1.1 million as a result of this allowance. In the third quarter of 1993, income tax expense was reduced approximately $971,000 primarily due to a non-recurring tax gain resulting from the increased valuation of the Company's deferred tax asset due to an increase in federal corporate income tax rates enacted in 1993. The Company's net income decreased to $676,000 in 1994 from $11.9 million in 1993 due to the changes in revenues
and expenses as discussed above.   The Company's primary and fully diluted
earnings per share decreased to $.03 per share in 1994 from $.86 per share in 1993.

1993 Compared to 1992

   Revenues increased 7.5% to $272.0 million in 1993 from $253.1 million in 1992. Revenue generated by the Company's Chuck E. Cheese's restaurants increased by 8.1% to $253.0 million in 1993 from $234.0 million in 1992 due to the net addition of 33 Company restaurants in 1993 and 23 Company restaurants in 1992. Sales from the Company's Chuck E. Cheese's restaurants which were open during all of 1993 and 1992 declined 5.3% between the years. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants declined slightly to $19.0 million in 1993 from $19.1 million in 1992 primarily due to a decline in comparable store sales of .6% between the years. Fiscal years 1993 and 1992 consisted of 52 and 53 weeks, respectively.

   Operating income decreased to $18.7 million in 1993 from $26.4 million in 1992 due primarily to declines in comparable store sales and operating margins in both restaurant concepts. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

    Chuck E. Cheese's Restaurants

    Revenues

    Revenues from the Company's Chuck E. Cheese's restaurants increased by 8.1% to $253.0 million in 1993 from $234.0 million in 1992 due to sales from new restaurants opened throughout 1993 and 1992. Comparable store sales of Chuck
E. Cheese's restaurants which were open during all of both 1993 and 1992 declined by 5.3% between the years. Average annual sales per restaurant decreased to approximately $1,259,000 in 1993. Menu prices were increased approximately 1.1% between the two years.

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

    Revenues from franchise fees and royalties decreased by 11.1% from 1992 to 1993 primarily due to 52 weeks of revenue in 1993 compared to 53 weeks of revenue in 1992, a 1.0% decline in comparable franchise store sales for restaurants open all of 1993 and 1992, and a decline in the number of franchise restaurants operated each year. During 1993, the Company purchased two franchise restaurants, one new franchise restaurant opened and two franchise restaurants closed.

    Costs and Expenses

    Costs and expenses as a percentage of revenues increased to 92.9% in 1993 from 89.1% in 1992.

    Cost of sales increased as a percentage of revenues to 49.7% in 1993 from 48.5% in 1992. Cost of food, beverage, prize and merchandise items as a percentage of restaurant sales remained constant at 18.0% in both 1993 and 1992. Labor expenses as a percentage of restaurant sales increased slightly to 29.0% in 1993 from 28.0% in 1992 primarily due to the decline in comparable store sales.

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

FINANCIAL  CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations declined to $30.8 million in 1994 from $44.9 million in 1993. The Company's primary requirements for cash relate to planned capital expenditures and debt service. During 1994, the Company made approximately $29.4 million in capital expenditures primarily related to the opening of 12 new Chuck E. Cheese's restaurants and the enhancement of facilities and entertainment packages at 27 restaurants, including 22 restaurants completed under the "repositioning" program described below.

    The Company previously announced that it planned to repurchase shares of the Company's common stock at an aggregate purchase price of up to $30 million. As of December 30, 1994, the Company had repurchased shares of its common stock in the open market for an aggregate purchase price of approximately $24.9 million. The Company has purchased treasury shares up to the limit permitted under its revolving loan agreement and intends to use its future cash flow for the enhancement of existing facility and entertainment packages and new store development. The ability of the Company to satisfy its capital expenditure and debt service requirements depends on the availability of sufficient funds for such purpose. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its revolving loan agreement or from refinancing.

    In 1994, the Company's revolving loan agreement was amended to provide a credit facility of up to $30.8 million due on January 31, 1996. Beginning July 1, 1995, available borrowings under the credit line reduce each month to $18.3 million by January 1, 1996. Available borrowings are reduced by outstanding letters of credit which totaled $1.5 million at December 30, 1994. The Company is required to comply with certain financial ratio tests during the term of the revolving loan agreement. The Company is currently considering refinancing alternatives and believes it will complete such refinancing prior to the maturity of its current credit facility. If the Company is unable to complete such refinancing, it would impair the Company's ability to fully execute its capital expenditure enhancement plans.

    The Company believes that the success of its facility and enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company has completed 22 restaurants under this program in 1994. Although the Company has had limited time to evaluate the results of these 22 repositioned restaurants, average sales of these restaurants for the periods following their repositioning have increased over 12% compared to the same periods of the previous year. Sales in these restaurants during the three months immediately prior to their repositioning averaged 6% less than the sales during the comparable three month periods of the prior year resulting in an improvement in sales trends of approximately 18%. Based on the early sales results of these repositioned restaurants, the Company currently intends to reposition approximately 140 additional Chuck E. Cheese's restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, date of most recent remodel and the existing assets at the restaurant. The Company plans to open two to three new Chuck E. Cheese's restaurants in 1995. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

    The Company is implementing several strategies designed to strengthen the sales vitality of its existing restaurant base in what management believes is a competitive market. The Company appointed a new advertising agency during the fourth quarter of 1993; the Company has accelerated its commitment of capital to existing stores; and the Company is limiting its 1995 new restaurant development to ensure that the sales vitality of the Company's existing restaurant base and new restaurant growth are both given appropriate priority. The Company believes that certain operating costs will increase as a result of implementing these strategies designed to strengthen existing restaurant sales. If the declines in comparable store sales of the Company's Chuck E. Cheese's restaurants experienced in 1994 and 1993 continue to be experienced over a longer term, an adverse impact on the Company's operating margins and results of operations could continue.

    The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations.

    The Company believes it will realize substantial benefit from utilization of approximately $74 million in net operating loss carryforwards to reduce federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million. The investment tax credit and the job tax credit carryforwards expire in years 1997 through 2002. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. At December 30, 1994, the deferred tax asset was reduced approximately $1.1 million due to an allowance for the estimated expiration of tax credit carryforwards in 1997. If the Company's results of operations continue to decline or fail to timely achieve levels necessary to utilize the net operating loss carryforwards, the investment tax credit and job credit carryforwards and net operating loss carryforwards could expire prior to utilization, resulting in a charge against income.

Item 8.  Financial Statements and Supplementary Data





                            SHOWBIZ PIZZA TIME, INC.

                YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993

                              AND JANUARY 1, 1993


                                    CONTENTS


                                                                                                      PAGE
                                                                                                      ----
Independent auditors' report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
Consolidated financial statements:
   Consolidated balance sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
   Consolidated statements of earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
   Consolidated statements of shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .     21
   Consolidated statements of cash flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
   Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of December 30, 1994 and December 31, 1993 and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years (52 or 53 weeks) in the period ended December 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of December 30, 1994 and December 31, 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for preopening costs in 1994.





DELOITTE & TOUCHE LLP

Dallas, Texas
March 3, 1995

                          SHOWBIZ  PIZZA  TIME,  INC.

                         CONSOLIDATED  BALANCE  SHEETS

                    DECEMBER 30, 1994 AND DECEMBER 31, 1993

                         (THOUSANDS, EXCEPT SHARE DATA)

                                ASSETS                                        DECEMBER 30,    DECEMBER 31,
                                                                                 1994             1993
                                                                              -----------      -----------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . .  $    2,381       $    4,511
  Accounts receivable, including receivables from related parties
   of $416 and $309, respectively . . . . . . . . . . . . . . . . . . . . .       3,361            3,694
  Current portion of notes receivable, including receivables from
   related parties of $300 and $368, respectively . . . . . . . . . . . . .         529              521
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,107            2,909
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,900            2,771
  Current portion of deferred tax asset . . . . . . . . . . . . . . . . . .       3,583            6,013
                                                                             ----------       ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      15,861           20,419
                                                                             ----------       ----------
Investments in related parties  . . . . . . . . . . . . . . . . . . . . . .         699              237
                                                                             ----------       ----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .     130,190          133,007
                                                                             ----------       ----------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,414           29,479
                                                                             ----------       ----------

Other assets:
  Notes receivable, less current portion, including receivables from
   related parties of $1,708 and $1,676, respectively   . . . . . . . . . .       6,705            2,886
  Deferred charges, less amortization   . . . . . . . . . . . . . . . . . .       2,083            4,357
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,356            3,264
                                                                             ----------       ----------
                                                                                 12,144           10,507
                                                                             ----------       ----------
                                                                             $  188,308       $  193,649
                                                                             ==========       ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . .  $   10,060       $       51
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .      26,545           24,762
                                                                             ----------       ----------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .      36,605           24,813
                                                                             ----------       ----------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .      19,947           26,846
                                                                             ----------       ----------
Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,025            2,424
                                                                             ----------       ----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,314            1,120
                                                                             ----------       ----------
Commitments and contingencies
Redeemable preferred stock, $60 par value, redeemable for
  $2,974 in 2005  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,902            1,799
                                                                             ----------       ----------
Shareholders' equity:
  Common stock, $.10 par value; authorized 30,000,000 shares;
    14,337,235 and 14,282,520 shares issued, respectively   . . . . . . . .       1,434            1,428
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .     156,532          157,226
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,012            4,677
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . . . .      (7,200)          (9,934)
  Less treasury shares of 2,072,784 and 1,045,984, respectively,
    at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (30,263)         (16,750)
                                                                             ----------          -------
                                                                                125,515          136,647
                                                                             ----------       ----------
                                                                             $  188,308       $  193,649
                                                                             ==========       ==========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        1994       1993        1992
                                                                                        ----       ----        ----
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $189,257   $197,090   $183,798
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     74,331     70,242     64,033
Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,078      4,321      4,863
Joint venture income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        161        345        430
                                                                                      --------   --------   --------
                                                                                       267,827    271,998    253,124
                                                                                      --------   --------   --------
Costs and expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    137,729    137,343    125,279
   Selling, general and administrative expenses, including related
     party expenses of $125 in each year  . . . . . . . . . . . . . . . . . . . . .     47,263     42,129     39,733
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .     26,032     23,058     19,249
   (Gain) loss on property transactions . . . . . . . . . . . . . . . . . . . . . .     (2,597)       675        654
   Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55,114     50,095     41,771
                                                                                      --------   --------   --------
                                                                                       263,541    253,300    226,686
                                                                                      --------   --------   --------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,286     18,698     26,438
                                                                                      --------   --------   --------
Other income (expenses):
   Interest income, including related party income of $209, $177, and $219,
     respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        688        346        320
   Interest expense, including related party expense of $99 and $376,
     in 1993 and 1992, respectively . . . . . . . . . . . . . . . . . . . . . . . .     (1,861)      (797)    (1,508)
                                                                                      --------   --------   --------
                                                                                        (1,173)      (451)    (1,188)
                                                                                      --------   --------   --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,113     18,247     25,250

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        869      1,751      1,161
  Deferred expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,568      4,605      8,586
                                                                                      --------   --------   --------
                                                                                         2,437      6,356      9,747
                                                                                      --------   --------   --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    676   $ 11,891   $ 15,503
                                                                                      ========   ========   ========

Earnings per common and common equivalent share:
 Primary:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .03   $    .86   $   1.11
                                                                                      ========   ========   ========
  Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . .     12,127     13,455     13,662
                                                                                      ========   ========   ========

 Fully diluted:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    .03   $    .86   $   1.11
                                                                                      ========   ========   ========
  Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . . . .     12,127     13,464     13,713
                                                                                      ========   ========   ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                    COMMON                                                     TREASURY
                                                     STOCK           CAPITAL IN    RETAINED    DEFERRED          STOCK
                                              -------------------    EXCESS OF     EARNINGS     COMPEN-     ---------------
                                              SHARES    PAR VALUE    PAR VALUE    (DEFICIT)     SATION      SHARES     COST
                                              ------    ---------    ----------   ---------   ----------    ------     ----
Balances, December 27, 1991 . . . . . . . .   12,538     $ 1,254     $136,358     $(22,034)                    28    $   (78)
  Net income  . . . . . . . . . . . . . . .                                         15,503
  Redeemable preferred stock accretion  . .                                           (103)
  Redeemable preferred stock dividends,
    $4.80 per share . . . . . . . . . . . .                                           (238)
  Stock options exercised . . . . . . . . .      353          35        1,324
  Warrants exercised  . . . . . . . . . . .       74           8          124
  Stock grant plan  . . . . . . . . . . . .        2                    1,040                  $   (999)
  Tax benefit from exercise of stock options
    and stock grants  . . . . . . . . . . .                             4,436
  Treasury stock acquired . . . . . . . . .                                                                   184     (4,733)
  Amortization of deferred compensation . .                                                         333
  Stock split costs . . . . . . . . . . . .                               (17)
  Cancellation of fractional shares . . . .       (2)                     (46)
                                              ------     -------     --------     --------     --------     -----    -------

Balances, January 1, 1993 . . . . . . . . .   12,965       1,297      143,219       (6,872)        (666)      212     (4,811)

  Net income  . . . . . . . . . . . . . . .                                         11,891
  Redeemable preferred stock accretion  . .                                           (104)
  Redeemable preferred stock dividends,
    $4.80 per share . . . . . . . . . . . .                                           (238)
  Stock options exercised . . . . . . . . .       48           5          573
  Warrants exercised  . . . . . . . . . . .      855          85        1,435
  Stock grant plan  . . . . . . . . . . . .      414          41       12,000                   (12,000)
  Tax expense from exercise of stock options
    and stock grants  . . . . . . . . . . .                               (37)
  Treasury stock acquired . . . . . . . . .                                                                   834     (11,939)
  Amortization of deferred compensation . .                                                       2,732
  Stock issued under 401(k) plan  . . . . .        1                       36
                                              ------     -------     --------     --------     --------     -----    --------

Balances, December 31, 1993 . . . . . . . .   14,283       1,428      157,226        4,677       (9,934)    1,046     (16,750)

  Net income  . . . . . . . . . . . . . . .                                            676
  Redeemable preferred stock accretion  . .                                           (103)
  Redeemable preferred stock dividends,
    $4.80 per share . . . . . . . . . . . .                                           (238)
  Stock options exercised . . . . . . . . .       54           6          234
  Tax expense from exercise of stock options
    and stock grants  . . . . . . . . . . .                              (928)
  Treasury stock acquired . . . . . . . . .                                                                 1,027     (13,513)
  Amortization of deferred compensation . .                                                       2,734
                                              ------     -------     --------     --------     --------     -----    --------


Balances, December 30, 1994 . . . . . . . .   14,337     $ 1,434     $156,532     $  5,012     $ (7,200)    2,073    $(30,263)
                                              ======     =======     ========     ========     ========     =====    ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

                                  (THOUSANDS)


                                                                           1994        1993          1992
                                                                         --------    --------      --------
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    676    $ 11,891      $ 15,503
  Adjustments to reconcile net income to cash provided by
     operations:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .      26,032      23,058        19,249
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .       1,568       4,605         8,586
     (Gain) loss on property transactions   . . . . . . . . . . . . .      (2,597)        675           654
     Compensation expense under stock grant plan  . . . . . . . . . .       2,734       2,756           418
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         619         399           756
     Net change in receivables, inventories, prepaids, payables and
       accrued liabilities  . . . . . . . . . . . . . . . . . . . . .       1,787       1,521          (920)
                                                                         --------    --------      --------
          Cash provided by operations . . . . . . . . . . . . . . . .      30,819      44,905        44,246
                                                                         --------    --------      --------

Investing activities:
  Purchases of property and equipment   . . . . . . . . . . . . . . .     (29,421)    (44,600)      (33,903)
  Proceeds from disposition of property and equipment   . . . . . . .       6,725         250
  Payments received on notes receivable   . . . . . . . . . . . . . .       2,992         978         1,041
  Additions to notes receivable   . . . . . . . . . . . . . . . . . .      (2,169)       (724)         (928)
  Change in deferred charges, investments and other assets  . . . . .        (703)     (1,813)       (2,082)
                                                                         --------    --------      --------
          Cash used in investing activities . . . . . . . . . . . . .     (22,576)    (45,909)      (35,872)
                                                                         --------    --------      --------

Financing activities:
  Proceeds from line of credit  . . . . . . . . . . . . . . . . . . .       8,535      24,050        16,650
  Payments on line of credit  . . . . . . . . . . . . . . . . . . . .      (5,235)    (10,550)       (8,650)
  Reduction of debt and capital lease obligations, including payments to related parties of $1,658 and $6,447 in 1993
     and 1992, respectively . . . . . . . . . . . . . . . . . . . . .         (47)     (1,692)      (12,231)
  Redeemable preferred stock dividends  . . . . . . . . . . . . . . .        (238)       (238)         (238)
  Acquisition of treasury stock   . . . . . . . . . . . . . . . . . .     (13,513)    (11,939)       (4,733)
  Exercise of stock options and warrants, including exercise by a
      related party of $1,488 and $130 in 1993 and 1992, respectively         240       2,098         1,491
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (115)        324            80
                                                                         --------    --------      --------
          Cash used in financing activities . . . . . . . . . . . . .     (10,373)      2,053        (7,631)
                                                                         --------    --------      --------

Increase in cash and cash equivalents . . . . . . . . . . . . . . . .      (2,130)      1,049           743
Cash and cash equivalents, beginning of year  . . . . . . . . . . . .       4,511       3,462         2,719
                                                                         --------    --------      --------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . .    $  2,381    $  4,511      $  3,462
                                                                         ========    ========      ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Operations:

       ShowBiz Pizza Time, Inc. (the "Company") operates and franchises family restaurant entertainment centers as Chuck E. Cheese's restaurants, and through BHC Acquisition Corporation ("BAC"), its wholly owned subsidiary, also operated Monterey's Tex-Mex Cafe restaurants. The Monterey's Tex-Mex Cafe restaurants were sold effective May 5, 1994.

Fiscal year:

       The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1994, 1993 and 1992 are for the fiscal years ended December 30, 1994, December 31, 1993 and January 1, 1993, respectively. Fiscal year 1992 was 53 weeks in length, while 1994 and 1993 were each 52 weeks in length.

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

Inventories:

       Inventories of food, paper products and supplies are stated at the lower of cost or market on a first-in, first- out basis.

Property and equipment, depreciation and amortization:

       Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method.

Deferred charges and related amortization:

       Loan costs are deferred and amortized over the term of the respective agreements. Franchise rights are amortized over the remaining life of the franchise agreements. In the fourth quarter of 1994, the Company revised its estimate of the future benefit for preopening expenses. As a result, the Company expensed all unamortized preopening expenses of approximately $900,000. The Company will now expense all preopening expenses as incurred. Previously, preopening expenses were amortized over a two year period. Other deferred charges are amortized over various periods of up to five years. All amortization is provided by the straight-line method.

Franchise fees and royalties:

       The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993


2.     SIGNIFICANT TRANSACTIONS:

       Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company. Due to the Company's substantial equity interest, the acquiring company is a related party subsequent to the transaction. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.2 million in 1994. Operating income was $6.0 million in 1994. Operating income includes a gain of $5.5 million from the sale.

       The Company provided for a loss of approximately $2.3 million in 1994 as a result of the Company's decision to close one Chuck E. Cheese's restaurant and the impairment in fair value of the fixed assets of ten Chuck E. Cheese's restaurants. The impairment in fair value of the ten restaurants is due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms.


3.     ACCOUNTS RECEIVABLE:

                                                        1994       1993
                                                      --------    -------
                                                           (THOUSANDS)
Trade  . . . . . . . . . . . . . . . . . . . . . . .   $   382    $   309
Other  . . . . . . . . . . . . . . . . . . . . . . .     3,454      3,651
                                                       -------    -------
                                                         3,836      3,960
Less allowance for doubtful collection   . . . . . .      (475)      (266)
                                                       -------    -------
                                                       $ 3,361    $ 3,694
                                                       =======    =======

4.     NOTES RECEIVABLE:

       The Company's notes receivable at December 30, 1994 and December 31, 1993 arose principally as a result of the sale of restaurants, advances to franchisees, joint ventures and managed properties and lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 19). The notes have various terms, but most are payable in monthly installments of principal and interest through 2000, with interest rates ranging from 8.5% to 13.5%. Substantially all notes are collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $139,000 at December 30, 1994. There was no allowance at December 31, 1993.


5.     PROPERTY  AND  EQUIPMENT:

                                                      ESTIMATED
                                                        LIVES       1994          1993
                                                      ---------   --------      ---------
                                                     (IN YEARS)         (THOUSANDS)
Land and improvements . . . . . . . . . . . . . . .   0  - 10    $   4,650      $   5,538
Leasehold improvements  . . . . . . . . . . . . . .   4  - 15      107,928        109,445
Buildings and improvements  . . . . . . . . . . . .   4  - 25        8,789          9,061
Furniture, fixtures and equipment . . . . . . . . .   2  - 10       87,756         80,562
Property leased under capital leases (Note 8) . . .   10 - 15        1,328          1,486
                                                                 ---------      ---------
                                                                   210,451        206,092
Less accumulated depreciation and amortization  . .                (81,805)       (77,142)
                                                                 ---------      ---------
                                                                   128,646        128,950
Construction in progress  . . . . . . . . . . . . .                  1,544          4,057
                                                                 ---------      ---------
                                                                 $ 130,190      $ 133,007
                                                                 =========      =========

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

6.     DEFERRED CHARGES:

                                                  1994       1993
                                                 -------    -------
                                                     (THOUSANDS)
Franchise rights   . . . . . . . . . . . . .     $ 5,000    $ 5,000
Loan costs   . . . . . . . . . . . . . . . .         434        370
Preopening expenses (Note 1)   . . . . . . .                  4,088
Consulting contracts   . . . . . . . . . . .                    643
Other  . . . . . . . . . . . . . . . . . . .         557        563
                                                 -------    -------
                                                   5,991     10,664
Less accumulated amortization  . . . . . . .      (3,908)    (6,307)
                                                 -------    -------
                                                 $ 2,083    $ 4,357
                                                 =======    =======

7.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES:

                                                  1994        1993
                                                 -------    -------
                                                     (THOUSANDS)
Accounts payable   . . . . . . . . . . . . .     $10,819    $10,683
Salaries and wages   . . . . . . . . . . . .       3,990      3,367
Insurance  . . . . . . . . . . . . . . . . .       7,670      6,291
Taxes, other than income   . . . . . . . . .       2,528      2,941
Other  . . . . . . . . . . . . . . . . . . .       1,538      1,480
                                                 -------    -------
                                                 $26,545    $24,762
                                                 =======    =======


8.     LEASES:

       The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of seven to 30 years with various renewal options.


       Following is a summary of property leased under capital leases:

                                                  1994        1993
                                                 -------    -------
                                                     (THOUSANDS)
Buildings and improvements  . . . . . . . . .     $ 1,328    $ 1,486
Less accumulated depreciation   . . . . . . .        (771)      (735)
                                                  -------    -------
                                                  $   557    $   751
                                                  =======    =======

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993



8.     LEASES (CONTINUED):

       Scheduled annual maturities of the obligations for capital and operating leases as of December 30, 1994, are:

 YEARS                                                CAPITAL      OPERATING
--------                                              -------      ---------
                                                            (THOUSANDS)
1995    . . . . . . . . . . . . . . . . . . . . . . .  $   275     $ 26,157
1996    . . . . . . . . . . . . . . . . . . . . . . .      292       25,194
1997    . . . . . . . . . . . . . . . . . . . . . . .      292       22,869
1998    . . . . . . . . . . . . . . . . . . . . . . .      256       19,701
1999    . . . . . . . . . . . . . . . . . . . . . . .      184       17,467
2000-2009 (aggregate payments)  . . . . . . . . . . .    1,238       53,259
                                                       -------     --------
Minimum future lease payments   . . . . . . . . . . .    2,537     $164,647
                                                                   ========
Less amounts representing interest  . . . . . . . . .   (1,330)
                                                       -------
Present value of future minimum lease payments  . . .    1,207
Less current portion  . . . . . . . . . . . . . . . .      (60)
                                                       -------
                                                       $ 1,147
                                                       =======

       Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

       The Company's rent expense is comprised of the following:

                                             1994       1993        1992
                                           -------    -------     -------
                                                    (THOUSANDS)
Minimum . . . . . . . . . . . . . . . .    $28,003    $25,305     $20,485
Contingent  . . . . . . . . . . . . . .        216        185         525
                                           -------    -------     -------
                                           $28,219    $25,490     $21,010
                                           =======    =======     =======

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994

                     DECEMBER 31, 1993 AND JANUARY 1, 1993



9.     LONG-TERM DEBT:

                                                        1994          1993
                                                      --------      --------
                                                            (THOUSANDS)
Revolving bank loan, due January 1996  . . . . . . .  $ 28,800      $ 25,500
Obligations under capital leases (Note 8)  . . . . .     1,207         1,397
                                                      --------      --------
                                                        30,007        26,897
Less current portion . . . . . . . . . . . . . . . .   (10,060)          (51)
                                                      --------      --------
                                                      $ 19,947      $ 26,846
                                                      ========      ========


       The Company's revolving loan agreement was amended to provide the Company with a credit line of up to $30.8 million due on January 31, 1996. Beginning July 1, 1995, available borrowings under the credit line reduce each month to $18.3 million by January 1, 1996. Available borrowings are further reduced by outstanding letters of credit which totaled $1.5 million at December 30, 1994. Interest is provided at a rate equal to prime, 8.5% at December 30, 1994, plus 1%, increasing to 2.75% by January 1996. A 1/5% annual commitment fee is payable on any unused credit line.

       Under the terms of the revolving loan agreement, the Company is prohibited from paying dividends on its common stock and must achieve certain profitability levels.

       The Company has a substantial portion of its assets pledged as collateral for the bank loan, including $7,234,000 in notes receivable and property and equipment with a net book value of $70,862,000.


10.    COMMITMENTS AND CONTINGENCIES:

       The Company has guaranteed certain obligations related to restaurant building and equipment leases. The underlying assets are collateral for the leases and the makers or assignees of all of the obligations are required to perform thereunder before the Company is required to fulfill its guarantee. In the event of default by the maker or assignee, the Company, in almost all cases, may make payment under the guarantees in accordance with the original payment schedule and has the right to locate potential buyers or subtenants for the assets. As of December 30, 1994, such guarantees aggregated approximately $ 1,126,000.


11.    LITIGATION:

       The Company has been named a defendant in litigation brought by plaintiffs as individuals and as representatives of a purported class who are holders of securities issued by Integra - A Hotel and Restaurant Company ("Integra") which has sought protection from creditors under Chapter 11 of the Federal Bankruptcy Code. This suit has alleged that the Company, Integra and The Hallwood Group, Incorporated ("Hallwood") violated state securities laws, committed common law fraud and breached fiduciary duties to the plaintiffs in connection with the Integra securities acquired by the plaintiffs from 1986 through 1988 and that the 1988 Integra distribution of 90% of the common stock of the Company to holders of Integra common stock constituted a fraudulent transfer under Texas law. The plaintiffs have sought actual damages in an amount equal to the alleged loss of value of their Integra securities, recission of the Company's 1988 spin-off and punitive damages.

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993



11.    LITIGATION (CONTINUED):


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

       The Company has been named a defendant in litigation brought by a partnership alleging that the Company tortiously interfered with a contract between the partnership and Integra and that the Company has successor liability on the contract. The plaintiff in this action has sought damages.

       The Company has also been named a defendant in a suit alleging that the Company breached a restaurant lease, which the Company contends it has rightfully terminated.

       The Company presently believes that the ultimate resolution of these lawsuits will not have a material adverse impact on the Company. Certain other suits are pending against the Company which involve claims for damages which are not material and which have arisen in the ordinary course of business.

12.    REDEEMABLE PREFERRED STOCK:

       As of December 30, 1994, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 30, 1994, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

13.    EARNINGS PER COMMON SHARE:

       Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated.

       Earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                            1994      1993       1992
                                                           -------   -------    -------
Net income   . . . . . . . . . . . . . . . . . . . . . .   $   676   $11,891    $15,503
Accretion of redeemable preferred stock  . . . . . . . .      (103)     (104)      (103)
Redeemable preferred stock dividends   . . . . . . . . .      (238)     (238)      (238)
                                                           -------   -------    -------
Adjusted income applicable to common shares  . . . . . .   $   335   $11,549    $15,162
                                                           =======   =======    =======
Primary:
  Weighted average common shares outstanding . . . . . .    12,078    12,816     12,666
  Common stock equivalents:
   Stock purchase warrants   . . . . . . . . . . . . . .                 426        839
   Other . . . . . . . . . . . . . . . . . . . . . . . .        49       213        157
                                                           -------   -------    -------
  Weighted average shares outstanding  . . . . . . . . .    12,127    13,455     13,662
                                                           =======   =======    =======
  Earnings per common and common equivalent share  . . .   $   .03   $   .86    $  1.11
                                                           =======   =======    =======
Fully Diluted:
  Weighted average common shares outstanding   . . . . .    12,078    12,816     12,666
  Common stock equivalents:
   Stock purchase warrants   . . . . . . . . . . . . . .                 426        852
   Other   . . . . . . . . . . . . . . . . . . . . . . .        49       222        195
                                                           -------   -------    -------
  Weighted average shares outstanding  . . . . . . . . .    12,127    13,464     13,713
                                                           =======   =======    =======
  Earnings per common and common equivalent share  . . .   $   .03   $   .86    $  1.11
                                                           =======   =======    =======

14.    FRANCHISE FEES AND ROYALTIES:

       At December 30, 1994, 106 Chuck E. Cheese's restaurants were operated by a total of 58 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks, and service marks within the standards and guidelines established by the Company.

       Initial franchise fees included in revenues were $315,000, $82,500 and $197,000 in 1994, 1993 and 1992, respectively.

15.    COST OF SALES:

                                                            1994      1993       1992
                                                           -------   -------    -------
                                                                   (THOUSANDS)
Food, beverage and related supplies  . . . . . . . . . .   $ 46,328  $ 48,435   $ 45,881
Games and merchandise  . . . . . . . . . . . . . . . . .     12,369    11,375     10,202
Labor  . . . . . . . . . . . . . . . . . . . . . . . . .     79,032    77,533     69,196
                                                           --------  --------   --------
                                                           $137,729  $137,343   $125,279
                                                           ========  ========   ========

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

16.    INCOME TAXES:

       The significant components of income tax expense are as follows:

                                                                  1994      1993      1992
                                                                --------  --------  --------
                                                                         (THOUSANDS)
Current expense  . . . . . . . . . . . . . . . . . . . . . . .  $   869   $ 1,751    $ 1,161
Deferred expense:
  Utilization of operating loss carryforwards  . . . . . . . .    2,204     6,078      4,441
  Tax (benefits) expense from exercise of stock
    options and stock grants   . . . . . . . . . . . . . . . .     (928)      (37)     4,436
  Increase in valuation of deferred tax asset  . . . . . . . .               (971)
  Allowance for tax credit carryforwards expiring in 1997  . .    1,104
  Tax credits  . . . . . . . . . . . . . . . . . . . . . . . .     (237)     (465)      (291)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (575)
                                                                -------   -------    -------
                                                                $ 2,437   $ 6,356    $ 9,747
                                                                =======   =======    =======

       The Company's deferred tax asset of approximately $33.0 million at December 30, 1994 is primarly due to a $26.4 million tax effect of $74.0 million unused net operating loss carryforwards ("NOL's"), $7.1 million in tax credit carryforwards and tax effected net taxable deductions of $575,000. In 1994, the Company recorded a valuation allowance of $1.1 million for deferred tax credit carryforwards which are estimated to expire in 1997.

       In August 1993, new federal tax legislation was enacted that increased the Company's federal tax rate to 35% effective January 1, 1993. As a result, the Company's deferred tax asset and net income were increased by approximately $971,000 and deferred tax expense decreased in the same amount.

       As of December 30, 1994, the Company has NOL's of approximately $74.0 million for federal income tax purposes. While the Company believes that it is likely that it will realize these carryforwards, there can be no assurance that they will be available to such extent and be fully realized. In addition, as of December 30, 1994, the Company has investment tax credit and jobs tax credit carryforwards totaling $5,258,000 and $495,000, respectively, and alternative minimum tax credits of $1,369,000.

     A schedule of expiring NOL's and tax credits by fiscal year are as follows:

                                                            AMOUNT
                                                    ----------------------
 YEARS                                               NOL'S     TAX CREDITS
--------                                            ------     -----------
                                                          (THOUSANDS)
1997    . . . . . . . . . . . . . . . . . . . . .                $ 1,104
1998    . . . . . . . . . . . . . . . . . . . . .                  4,007
1999    . . . . . . . . . . . . . . . . . . . . .   $39,000          395
2000    . . . . . . . . . . . . . . . . . . . . .    20,000          149
2001    . . . . . . . . . . . . . . . . . . . . .    14,000           19
2002 - 2008   . . . . . . . . . . . . . . . . . .     1,000           79
                                                    -------      -------
                                                    $74,000      $ 5,753
                                                    =======      =======

    The Company's alternative minimum tax credits have no expiration date.

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

16.   INCOME TAXES (CONTINUED):

      Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 30, 1994, no limitation of such carryforwards has occurred.

      A reconciliation of the statutory rate to taxes provided is as follows:

                                                        1994        1993       1992
                                                       ------      ------     ------
                                                                (THOUSANDS)
Statutory rate   . . . . . . . . . . . . . . . . . .   34.0%      35.0%        34.0%
State income taxes   . . . . . . . . . . . . . . . .   14.8%       5.1%         4.6%
Increase in valuation of deferred tax asset  . . . .              (5.3%)
Allowance for tax credit carryforwards   . . . . . .   35.5%
Other  . . . . . . . . . . . . . . . . . . . . . . .   (6.0%)
                                                       -----      -----        ----
Income taxes provided  . . . . . . . . . . . . . . .   78.3%      34.8%        38.6%
                                                       =====      =====        ====

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The Company has certain financial instruments consisting primarily of cash, cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable, notes payable and redeemable preferred stock approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.0 million. The carrying values of all other financial instruments approximate the fair values.


18.    SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                             1994      1993       1992
                                                                            -------   ------     ------
                                                                                    (THOUSANDS)
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,781   $  912     $1,416
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,389    1,769        935

Supplemental schedule of noncash investing and financing activities:
  Other assets cancelled in connection with the acquisition of
    property and equipment  . . . . . . . . . . . . . . . . . . . . . . .                            24
Liabilities assumed or incurred in connection with the acquisition
  of property and equipment . . . . . . . . . . . . . . . . . . . . . . .                           674
Notes received in connection with the disposition of property and
  equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,650
Investment received in connection with the disposition of
  property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .       438

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

19.    RELATED PARTY TRANSACTIONS:

       Hallwood is the beneficial owner of approximately 14.5% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company and Integra.

       In December 1993, the Company fully repaid approximately $1.7 million in a term loan payable to a third party assigned by Integra. In February 1992, the Company prepaid $1,583,000 in a term loan payable to Hallwood which had been assigned to them by Integra. In November 1992, the Company redeemed $4,768,300 in floating rate subordinated bonds held by Hallwood.

       The Company made annual payments to Hallwood of $125,000 for consulting services in 1994, 1993, and 1992. In addition, the Company made interest payments to Hallwood of $261,000 in 1992. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building subleased to Integra with a fair value of approximately $120,000 per year.

       The Company paid $99,000 and $115,000 in interest to Integra for 1993 and 1992, respectively.

       In 1993 and 1992, Hallwood and its affiliate exercised warrants to purchase 835,873 and 73,263 shares of common stock, respectively. The exercise price of the warrants was $1.78 per share.

       During 1993 and 1992, the Company advanced $30,000 and $437,000, respectively, to joint ventures in which the Company has a 50% interest or less. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from the joint ventures of approximately $393,000 and $279,000 at December 30, 1994 and December 31, 1993, respectively.

       In September 1990, the Company entered into an agreement to grant the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association") a $2.0 million line of credit, at prime, which allowed the Association to accelerate the conversion of all robotic characters into Chuck
E. Cheese's characters and to begin improvements to existing Chuck E. Cheese's characters. In December 1993, the Company granted the Association a $1.0 million line of credit, at prime, for advertising production. In November 1994, available borrowings under the lines of credit were reduced to a total of $2.4 million at an annual interest rate of prime plus 1/2%. The Association was established to develop and improve entertainment attractions and produce system wide advertising. Two officers of the Association are also officers of the Company. At December 30, 1994, $1,372,000 was outstanding under these lines of credit. The Company also had a miscellaneous account receivable from the Association of $22,000 and $30,000 at December 30, 1994 and December 31, 1993, respectively.

20.    EMPLOYEE BENEFIT PLANS:

       The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) a non-statutory stock option plan and c) a stock grant plan.

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECMBBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993

20.    EMPLOYEE BENEFIT PLANS (CONTINUED):

       The number of shares of the Company's common stock which may be issued under the stock option plan is 1,348,025 shares. All shares must be granted before December 31, 1998. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be regranted under the plan.


                                                         1994            1993           1992
                                                       --------        -------        --------
Options outstanding, beginning of year   . . . .        372,662        276,297         445,388
  Granted  . . . . . . . . . . . . . . . . . . .        341,500        158,800         162,030
  Exercised  . . . . . . . . . . . . . . . . . .        (51,714)       (47,885)       (321,369)
  Terminated . . . . . . . . . . . . . . . . . .       (155,813)       (14,550)         (9,752)
                                                       --------        -------        --------
Options outstanding, end of year
  ($2.45-$33.50 per share)   . . . . . . . . . .        506,635        372,662         276,297
                                                       ========        =======        ========
Options:
  Exercisable  . . . . . . . . . . . . . . . . .        175,317        261,490         114,267
  Available for grant  . . . . . . . . . . . . .        171,871        357,558         251,808

       The options granted in 1994 are at exercise prices ranging from $8.13 to $13.75 per share. In January and March 1995, the Stock Option Committee of the Board of Directors granted 191,540 additional options at an exercise price of $8.50 per share, subject to the surrender of certain options granted in 1994.

       The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan is 1,145,758 shares. An aggregate of 414,508 shares were awarded pursuant to the plan in 1993. None were awarded in 1994 and 1992. Compensation expense recognized by the Company pursuant to this plan was $2,734,000, $2,756,000 and $418,000, in 1994, 1993, and 1992, respectively. All shares are subject to forfeiture upon termination of the participant's employment by the Company over vesting periods ranging from 2 years to 6 years. The shares are nontransferable during the vesting periods.

       As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993. The deferred compensation is amortized over the compensated periods of service through 1997.

       In January 1992, the Board of Directors accelerated the vesting provisions of 350,955 shares of common stock granted in 1989 to the Company's Chairman of the Board and Chief Executive Officer. Concurrently, 112,053 shares were surrendered to the Company to satisfy federal income tax withholding obligations. Shares were held in an irrevocable trust to secure his continuing obligations to the Company under his employment and consulting agreements.

       The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings of up to the lesser of 50% of employee contributions or $750 per employee. Contributions by the Company may be made in the form of its common stock or in cash. In 1993, the Company made a contribution of approximately $36,000 in common stock for the 1992 plan year. No contributions were made for the 1993 plan year and it is anticipated that approximately $30,000 will be made for 1994.

                            SHOWBIZ PIZZA TIME, INC.

                         YEARS ENDED DECEMBER 30, 1994,

                     DECEMBER 31, 1993 AND JANUARY 1, 1993



21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


       The following summarizes the unaudited quarterly results of operations for the years ended December 30, 1994 and December 31, 1993 (thousands, except per share data).

                                                             Fiscal year ended December 30, 1994
                                                       ----------------------------------------------
                                                        April 1       July 1      Sept. 30    Dec. 30
                                                       --------      --------     --------   --------
Revenues   . . . . . . . . . . . . . . . . . . .       $ 76,370      $ 64,019     $ 68,285   $ 59,153
Gross operating profit   . . . . . . . . . . . .         38,377        30,858       33,789     27,074
Operating income (loss)  . . . . . . . . . . . .          5,744         2,529        1,982     (5,969)
Net income (loss)  . . . . . . . . . . . . . . .          3,425         1,248        1,024     (5,021)

Per Share:
  Primary and fully diluted:
   Net income (loss)   . . . . . . . . . . . . .       $    .27      $    .10     $    .08   $   (.42)

                                                             Fiscal year ended December 31, 1993
                                                       ----------------------------------------------
                                                        April 2       July 2       Oct. 1     Dec. 31
                                                       --------      --------     --------   --------
Revenues   . . . . . . . . . . . . . . . . . . .       $ 73,381      $ 64,669     $ 71,636   $ 62,312
Gross operating profit   . . . . . . . . . . . .         38,235        31,542       35,985     28,893
Operating income (loss)  . . . . . . . . . . . .         10,854         2,962        5,366       (484)
Net income (loss)  . . . . . . . . . . . . . . .          6,583         1,799        3,895       (386)

Per Share:
  Primary and fully diluted:
   Net income (loss)   . . . . . . . . . . . . .       $    .48      $    .13     $    .28   $   (.04)

       In the second quarter of 1994, the Company recognized a gain of $5.5 million from the sale of its Monterey's Tex- Mex Cafe restaurants. This was partially offset by a $2.0 million loss associated with the impairment in fair value of certain Chuck E. Cheese's restaurants.

       The fourth quarter of 1994 includes a $1.1 million increase in income tax expense due to a reduction in deferred tax credit carryforwards which are estimated to expire in 1997, a write-off of approximately $900,000 for preopening expenses due to a change in the estimated future benefit of such expenses and a reserve of approximately $400,000 for the impairment in fair value of certain Chuck E. Cheese's restaurants.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas

We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 30, 1994 and December 31, 1993, and for each of the three years (52 or 53 weeks) in the period ended December 30, 1994 and have issued our report thereon dated March 3, 1995; such report which discloses a change in the method of accounting for preopening expenses in 1994, is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Dallas, Texas
March 3, 1995

                                                                   SCHEDULE   II

                   SHOWBIZ  PIZZA  TIME, INC. AND  SUBSIDIARY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


--------------------------------------------------------------------------------------------------------------
      COLUMN A                                    COLUMN B        COLUMN C         COLUMN D         COLUMN E
--------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                                  CHARGED
                                                 BALANCE AT      TO COSTS                          BALANCE AT
                                                BEGINNING OF        AND                              END OF
      DESCRIPTION                                OF PERIOD       EXPENSES       DEDUCTIONS           PERIOD
==============================================================================================================
                                                                          (THOUSANDS)
Allowance for doubtful accounts:
  Years ended:

      December 30, 1994   . . .                 $    266         $    209                            $   475
                                                ========         ========                            =======
      December 31, 1993   . . .                 $    150         $    116                            $   266
                                                ========         ========                            =======
      January 1, 1993   . . . .                 $    234                         $     84 (A)        $   150
                                                ========                         ========            =======

Accumulated amortization -- deferred charges:
  Years ended:

      December 30, 1994   . . .                 $  6,307         $  2,854        $  5,252 (B)        $ 3,909
                                                ========         ========        ========            =======
      December 31, 1993   . . .                 $  7,789         $  2,110        $  3,592 (B)        $ 6,307
                                                ========         ========        ========            =======
      January 1, 1993   . . . .                 $  6,424         $  1,784        $    419 (B)        $ 7,789
                                                ========         ========        ========            =======

Reserve for uncollectible notes receivable:
  Years ended:

      December 30, 1994   . . .                                   $   139                            $   139
                                                                  =======                            =======
      December 31, 1993   . . .                  $   320                         $    320 (C)
                                                 =======                         ========
     January 1, 1993    . . . .                  $   320                                             $   320
                                                 =======                                             =======

________________

(A)  Settlement of previously reserved accounts.
(B)  Write-off of deferred charges.
(C)  Adjustment to notes receivable reserve.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant.

       The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.



Item 11.  Executive Compensation.

       The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.


Item 13.  Certain Relationships and Related Transactions.

       The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1995 annual meeting of stockholders and is incorporated herein by reference thereto.

                                P A R T   I V


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (A)   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         (1)  Financial Statements and Supplementary Data:

              Independent auditors' report. ShowBiz Pizza Time, Inc. and Subsidiary consolidated financial statements:
                Consolidated balance sheets as of December 30, 1994 and
                  December 31, 1993.
                Consolidated statements of earnings for the years ended December
                  30, 1994, December 31, 1993, and December 27, 1991.
                Consolidated statements of shareholders' equity for the years ended December 30, 1994, December 31, 1993, and January 1,
                  1993.
                Consolidated statements of cash flows for the years ended
                  December 30, 1994, December 31, 1993, and January 1, 1993.
                Notes to consolidated financial statements.

         (2)  Financial Statement Schedules:

              ShowBiz Pizza Time, Inc. and Subsidiary

              II    ---   Valuation and qualifying accounts and reserves.

(3)  Exhibits:

      Number                         Description
      ------                         -----------
      3(a)         ---  Restated Articles of Incorporation of the Company, as amended to date (Filed as Exhibit
                        3(a) to the Company's Annual Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

      3(b)         ---  Bylaws of the Company, as amended to date (filed as Exhibit 3 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

      4(a)         ---  Specimen form of certificate representing $.10 par value Common Stock (filed as Exhibit
                        4(a) to the Company's Annual Report on Form 10-K for the year ended December 28, 1990 and incorporated herein by reference).

      4(b)         ---  Specimen form of certificate representing $60 par value Class A Preferred Stock (filed as
                        Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 28,
                        1990 and incorporated herein by reference).

      4(c)         ---  Fourth Amended and Restated Revolving Credit Note in the stated amount of $50,000,000 dated
                        December 15, 1993 from the Company to The First National Bank of Boston  (filed as Exhibit
                        4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

      10(a)(1)     ---  Amended and Restated Employment Agreement dated April 14, 1993 between the Company and
                        Richard M. Frank (filed as Exhibit 10(a)(8) to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended April 2, 1993 and incorporated herein by reference).

      10(a)(2)     ---  Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit 10(a)(5) to the Company's Annual Report on Form 10-K for the year ended December
                        27, 1991 and incorporated herein by reference).

      10(a)(3)     ---  Amendment to Consulting Agreement dated January 29, 1992, amending the Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit 10(a)(6)
                        to the Company's Annual Report on Form 10-K for the year ended December 27, 1991 and incorporated herein by reference).

      10(a)(4)     ---  Stock Grant Trust Agreement dated January 29, 1992 among the Company, Richard M. Frank,
                        Ronald F. Saupe and Kevin J. Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual
                        Report on Form 10-K for the year ended December 27, 1991 and incorporated herein by reference).

      10(b)        ---  Employment Agreement dated January 4, 1994 between the Company and Michael H. Magusiak.
                        (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1993 and incorporated herein by reference).

      10(c)(1)     ---  Non-Statutory Stock Option Plan of the Company, as amended to date  (filed as Exhibit
                        10(a)(1) to Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1994 and incorporated herein by reference).

      10(c)(2)     ---  Specimen form of Contract under the Non-Statutory Stock Option Plan of the Company, as amended to date  (filed as Exhibit 10(a)(2) to the Company's Quarterly Report on Form 10-Q
                        for the quarter ended September 30, 1994 and incorporated herein by reference).

      10(d)(1)     ---  Stock Grant Plan of the Company, as amended to date (filed as Exhibit 10(d)(1) to the
                        Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

      10(d)(2)     ---  Specimen form of Certificate of Participation to certain participants under the Stock Grant
                        Plan of the Company (filed as Exhibit 10(e)(3) to Company's Annual Report on Form 10-K for
                        the year ended December 29, 1989 and incorporated herein by reference).

      10(e)(1)     ---  Specimen current form of the Company's Franchise Agreement (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991 and herein by reference).

      10(e)(2)     ---  Specimen current form of the Company's Development Agreement (filed as Exhibit 10(d)(2) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991 and herein by reference).

      10(f)(1)     ---  Second Amended and Restated Revolving Credit Agreement dated as of November 19, 1992 between The First National Bank of Boston and the Company (filed as Exhibit 10(e)(1) to the
                        Company's Annual Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

      10(f)(2)     ---  First Amendment to Second Amended and Restated Revolving Credit Agreement dated as of
                        December 15, 1993 between The First National Bank of Boston, the Company and BHC
                        Acquisition Corporation ("BAC") (filed as Exhibit 10(f)(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein for all purposes).

      10(f)(3)     ---  Second Amendment to Second Amended and Restated Revolving Credit Agreement dated as of July
                        1, 1994 between the Company, BAC and The First National Bank of Boston, BAC (filed as
                        Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1,
                        1994 and incorporated herein by reference).

      10(f)(4)     ---  Third Amendment Agreement dated as of December 29, 1994 between the Company, BAC and The
                        First National Bank of Boston.

      10(f)(5)     ---  Letter agreement dated as of July 1, 1994 between the Company, BAC and the First National
                        Bank of Boston (filed as Exhibit 10(b)(1) to the Company's Quarterly report on Form 10-Q and incorporated herein by reference).

      10(f)(6)     ---  Second Amended and Restated ShowBiz Security Agreement dated as of November 19, 1992 between the Company and The First National Bank of Boston (filed as Exhibit 10(e)(2) to the
                        Company's Annual Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).


      10(f)(7)     ---  Second Amended and Restated Monterey Security Agreement dated as of November 19, 1992 between BAC and The First National Bank of Boston (filed as Exhibit 10(e)(3) to the
                        Company's Annual Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

      10(f)(8)     ---  Second Amended and Restated Guaranty Agreement dated November 19, 1992 between BAC and The
                        First National Bank of Boston (filed as Exhibit 10(e)(4) to the Company's Annual Report on
                        Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

      10(f)(9)     ---  Second Amended and Restated Stock Pledge Agreement dated as of November 19, 1992 between the Company and The First National Bank of Boston (filed as Exhibit 10(e)(5) to the
                        Company's Annual Report on Form 10-K for the year ended January 1, 1993 and incorporated herein by reference).

      10(g)        ---  Financial and Management Consulting Services Agreement between the Company and The Hallwood
                        Group Incorporated (filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for
                        the year ended December 30, 1988 and incorporated herein by reference).

      10(h)        ---  Stock Purchase and Registration Agreement dated as of May 5, 1992 among the Company, The
                        Hallwood Group Incorporated and certain shareholders of the Company (filed as Exhibit 28 to the Company's Registration Statement on Form S-3 (No. 33-48307) and incorporated herein by reference).

      10(i)(1)     ---  Entertainment Operating Fund Line of Credit dated as of November 17, 1994 between the
                        Company and the International Association of ShowBiz Pizza Time Restaurants, Inc. (the
                        "Association").

      10(i)(2)     ---  Entertainment Operating Fund Promissory Note dated as of November 17, 1994 in the original principal amount of $750,000 executed by the Association payable  to the order of the
                        Company.

      10(i)(3)     ---  National Advertising Production Line of Credit dated as of November 17, 1994 between the
                        Company and the Association.

      10(i)(4)     ---  National Advertising Production Promissory Note dated as of November 17, 1994 in the original principal amount of $750,000 executed by the Association payable to the order of the Company.

      10(i)(5)     ---  Concept Unification Fund Line of Credit dated as of November 17, 1994 between the Company and the Association.

      10(i)(6)     ---  Concept Unification Fund Promissory Note dated as of November 17, 1994 in the original principal amount of $500,000 executed by the Association payable to the order of the
                        Company.

      10(i)(7)     ---  National Media Fund Line of Credit as of November 17, 1994 between the Company and the
                        Association.

      10(i)(8)     ---  National Media Fund Promissory Note dated as of November 17, 1994 in the original principal amount of $400,000 executed by the Association payable to the order of the Company.


      18           ---  Letter of Deloitte & Touche LLP

      21           ---  List of subsidiaries.

      23           ---  Independent Auditors' Consent.

________________

      (b)     REPORTS ON FORM 8-K:
              No reports on Form 8-K were filed in the fourth quarter of 1994.

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

      (d) FINANCIAL STATEMENTS EXCLUDED FROM THE ANNUAL REPORT TO SHAREHOLDERS BY RULE 14A-3(B): No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a- 3(b).

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

      Dated:   March 29, 1995               SHOWBIZ PIZZA TIME, INC.


                                        By: /r/Richard M. Frank
                                            -------------------------
                                            Richard M. Frank
                                            Chairman of the Board and
                                            Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


      Signature                            Title                               Date
      ---------                            -----                               ----
/r/ Richard M. Frank                       Chairman of the Board,            March 29, 1995
-------------------------------------      Chief Executive Officer,
     Richard M. Frank                      and Director (Principal
                                           Executive Officer)

/r/ Michael H. Magusiak                    President and Director            March 29, 1995
-------------------------------------
     Michael H. Magusiak

/r/ Larry G. Page                          Executive Vice President,         March 29, 1995
-------------------------------------      Treasurer, (Principal Financial
     Larry G. Page                         Officer and Principal Accounting
                                           Officer)

/r/ Charles A. Crocco, Jr.                 Director                          March 29, 1995
-------------------------------------
     Charles A. Crocco, Jr.

/r/ Anthony J. Gumbiner                    Director                          March 29, 1995
-------------------------------------
     Anthony J. Gumbiner

/r/ Robert L. Lynch                        Director                          March 29, 1995
-------------------------------------
     Robert L. Lynch

/r/ J. Thomas Talbot                       Director                          March 29, 1995
-------------------------------------
     J. Thomas Talbot

/r/ Brian M. Troup                         Director                          March 29, 1995
-------------------------------------
     Brian M. Troup

/r/ Louis P. Neeb                          Director                          March 29, 1995
-------------------------------------
     Louis P. Neeb

/r/ Cynthia I. Pharr                       Director                          March 29, 1995
-------------------------------------
     Cynthia I. Pharr

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


(Mark One)

        [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

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


                                P.O. Box 152077
                           4441 West Airport Freeway
                              Irving, Texas  75015
                    (Address of principal executive offices,
                              including zip code)


                                 (214) 258-8507
                        (Registrant's telephone number,
                              including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        At June 30, 1995, an aggregate of 12,215,177 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding.

================================================================================

                       PART  I  -  FINANCIAL  INFORMATION



ITEM 1.  FINANCIAL  STATEMENTS

                 INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS

                 SHOWBIZ  PIZZA  TIME,  INC.:





                                                                                                       PAGE
                                                                                                       ----
Consolidated balance sheets as of June 30, 1995 (unaudited)
   and December 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Consolidated statements of earnings for the three months
   ended June 30, 1995 and July 1, 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .       3

Consolidated statements of earnings for the six months
   ended June 30, 1995 and July 1, 1994 (unaudited) . . . . . . . . . . . . . . . . . . . . . . .       4

Consolidated statement of shareholders' equity for the six
   months ended June 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

Consolidated statements of cash flows for the six months
ended June 30, 1995 and July 1, 1994 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .       6

Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

                          SHOWBIZ  PIZZA  TIME,  INC.
                          CONSOLIDATED BALANCE  SHEETS
                      JUNE 30, 1995 AND DECEMBER 30, 1994
                         (THOUSANDS, EXCEPT SHARE DATA)


                                                                                              JUNE 30,          DECEMBER 30,
                                    ASSETS                                                      1995               1994
                                                                                            -----------        -------------
                                                                                             (unaudited)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .           $   4,733          $    2,381
  Accounts receivable, including receivables
   from related parties
      of $311 and $416, respectively  . . . . . . . . . . . . . . . . . . . . . .               2,985               3,361
  Current portion of notes receivable, including
   receivables from related parties of $364
   and $300, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 792                 529
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,274               3,107
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,029               2,900
  Current portion of deferred tax asset   . . . . . . . . . . . . . . . . . . . .               1,084               3,583
                                                                                            ---------          ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,897              15,861
                                                                                            ---------          ----------
Investments in related parties  . . . . . . . . . . . . . . . . . . . . . . . . .                 778                 699
                                                                                            ---------          ----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             131,408             130,190
                                                                                            ---------          ----------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              31,168              29,414
                                                                                            ---------          ----------
Other assets:
  Notes receivable, less current portion, including
   receivables from related parties of $2,358
   and $1,708, respectively   . . . . . . . . . . . . . . . . . . . . . . . . . .               7,272               6,705
  Deferred charges, less amortization   . . . . . . . . . . . . . . . . . . . . .               2,787               2,083
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,406               3,356
                                                                                            ---------          ----------
                                                                                               13,465              12,144
                                                                                            ---------          ----------
                                                                                            $ 192,716          $  188,308
                                                                                            =========          ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . . .           $      77          $  10,060
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . . . .              29,538             26,545
                                                                                            ---------          ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              29,615             36,605
                                                                                            ---------          ---------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . . . . .              29,102             19,947
                                                                                            ---------          ---------
Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,284              3,025
                                                                                            ---------          ---------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,411              1,314
                                                                                            ---------          ---------
Redeemable preferred stock, $60 par value, redeemable for $2,974 in 2005  . . . .               1,953              1,902
                                                                                            ---------          ---------
Shareholders' equity:
  Common stock, $.10 par value; authorized 30,000,000 shares; 14,287,961
        and 14,337,235 shares issued, respectively  . . . . . . . . . . . . . . .               1,429              1,434
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . . . .             154,512            156,532
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,226              5,012
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (4,553)            (7,200)
  Less treasury shares of 2,072,784 at both dates, at cost  . . . . . . . . . . .             (30,263)           (30,263)
                                                                                            ---------          ---------
                                                                                              127,351            125,515
                                                                                            ---------          ---------
                                                                                            $ 192,716          $ 188,308
                                                                                            =========          =========


                See notes to consolidated financial statements.

                          SHOWBIZ  PIZZA  TIME,  INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                       (THOUSANDS, EXCEPT PER SHARE DATA)




                                                                          THREE MONTHS      THREE MONTHS
                                                                             ENDED              ENDED
                                                                          JUNE 30, 1995     JULY 1, 1994
                                                                         ---------------   --------------
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . .     $  42,862          $  45,421
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . .        18,773             17,487
Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . .           807              1,087
Joint venture income (loss) . . . . . . . . . . . . . . . . . . . . .            (6)                24
                                                                          ---------          ---------
                                                                             62,436             64,019
                                                                          ---------          ---------

Costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . .        33,553             33,161
  Selling, general and administrative expenses, including related
     party expenses of $32 in both periods  . . . . . . . . . . . . .        11,163             12,225
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .         5,487              6,148
  (Gain) loss on property transactions  . . . . . . . . . . . . . . .           110             (3,504)
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . .        13,553             13,460
                                                                          ---------          ---------
                                                                             63,866             61,490
                                                                          ---------          ---------
Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . .        (1,430)             2,529
                                                                          ---------          ---------

Other income (expenses):
  Interest income, including related party income of $48 and $52,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . . .           207                156
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .          (740)              (430)
                                                                          ---------          ---------
                                                                               (533)              (274)
                                                                          ---------          ---------
Income (loss) before income taxes   . . . . . . . . . . . . . . . . .        (1,963)             2,255
                                                                          ----------         ---------

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . .           137                198
  Deferred (benefit) expense  . . . . . . . . . . . . . . . . . . . .          (920)               809
                                                                          ---------          ---------
                                                                               (783)             1,007
                                                                          ---------          ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (1,180)         $   1,248
                                                                          =========          =========

Earnings per common and common equivalent share:
 Primary:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . .     $    (.10)         $     .10
                                                                          =========          =========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        12,079             11,989
                                                                          =========          =========

 Fully diluted:
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . .     $    (.10)         $     .10
                                                                          =========          =========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        12,091             11,989
                                                                          =========          =========


                See notes to consolidated financial statements.

                          SHOWBIZ  PIZZA  TIME,  INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                       (THOUSANDS, EXCEPT PER SHARE DATA)





                                                                           SIX MONTHS         SIX MONTHS
                                                                              ENDED             ENDED
                                                                          JUNE 30, 1995      JULY 1, 1994
                                                                         ---------------    --------------
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . .     $  92,728           $ 100,567
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . .        40,323              37,391
Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . .         1,853               2,320
Joint venture income  . . . . . . . . . . . . . . . . . . . . . . . .            54                 111
                                                                          ---------           ---------
                                                                            134,958             140,389
                                                                          ---------           ---------

Costs and expenses:
  Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . .        70,954              71,154
  Selling, general and administrative expenses, including related
      party expenses of $63 in both periods . . . . . . . . . . . . .        22,460              24,315
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .        10,851              12,432
  (Gain) loss on property transactions  . . . . . . . . . . . . . . .            39              (3,494)
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . .        27,334              27,709
                                                                          ---------           ---------
                                                                            131,638             132,116
                                                                          ---------           ---------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,320               8,273
                                                                          ---------           ---------

Other income (expenses):
  Interest income, including related party income of $97 and $99,
      respectively  . . . . . . . . . . . . . . . . . . . . . . . . .           436                 255
  Interest expense    . . . . . . . . . . . . . . . . . . . . . . . .        (1,453)               (792)
                                                                          ---------           ---------
                                                                             (1,017)               (537)
                                                                          ---------           ---------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . .         2,303               7,736
                                                                          ---------           ---------

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . .           525                 696
  Deferred expense  . . . . . . . . . . . . . . . . . . . . . . . . .           393               2,367
                                                                          ---------           ---------
                                                                                918               3,063
                                                                          ---------           ---------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,385           $   4,673
                                                                          =========           =========

Earnings per common and common equivalent share:
 Primary:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .10           $     .37
                                                                          =========           =========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        12,094              12,280
                                                                          =========           =========

 Fully diluted:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     .10           $     .37
                                                                          =========           =========

  Weighted average shares outstanding   . . . . . . . . . . . . . . .        12,112              12,280
                                                                          =========           =========



                See notes to consolidated financial statements.

                          SHOWBIZ  PIZZA  TIME,  INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                       (THOUSANDS, EXCEPT PER SHARE DATA)




                                            Common                                                   Treasury
                                             Stock         Capital in                Deferred         Stock
                                      -------------------  Excess of    Retained     Compen-     ----------------
                                       Shares   Par Value  Par Value    Earnings     sation      Shares     Cost
                                      --------  ---------  ---------    --------   ----------    ------    ------
Balances, December 30, 1994 . . . . .  14,337    $ 1,434   $ 156,532    $ 5,012     $ (7,200)     2,073   $(30,263)

  Net income  . . . . . . . . . . . .                                     1,385
  Redeemable preferred stock accretion                                      (52)
  Redeemable preferred stock dividends,
    $2.40 per share . . . . . . . . .                                      (119)
  Stock options exercised . . . . . .      11          1          68
  Tax expense from the exercise of
    stock options and stock grants. .                           (351)
  Stock grants forfeited  . . . . . .     (60)        (6)     (1,737)                  1,737

  Amortization of deferred
   compensation . . . . . . . . . . .                                                    910
                                       ------    -------   ---------    -------     --------      -----   --------
Balances, June 30, 1995 . . . . . . .  14,288    $ 1,429   $ 154,512    $ 6,226     $ (4,553)     2,073   $(30,263)
                                       ======    =======   =========    =======     ========      =====   ========


                See notes to consolidated financial statements.

                          SHOWBIZ  PIZZA  TIME,  INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (THOUSANDS)





                                                                          SIX MONTHS          SIX MONTHS
                                                                            ENDED                ENDED
                                                                        JUNE 30, 1995        JULY 1, 1994
                                                                        -------------        ------------
Operating activities:
 Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,385           $   4,673
 Adjustments to reconcile net income to cash
  provided by operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . .        10,851              12,432
  Deferred tax expense  . . . . . . . . . . . . . . . . . . . . . . .           393               2,367
  (Gain) loss on property transactions  . . . . . . . . . . . . . . .            39              (3,494)
  Compensation expense under stock grant plan . . . . . . . . . . . .           910               1,367
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           260                 347
  Net change in receivables, inventory, prepaids, payables and
    accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .         3,075                 617
                                                                          ---------           ---------
          Cash provided by operations . . . . . . . . . . . . . . . .        16,913              18,309
                                                                          ---------           ---------
Investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . .       (11,866)            (15,365)
  Proceeds from disposition of property and equipment . . . . . . . .                             6,725
  Additions to notes receivable . . . . . . . . . . . . . . . . . . .        (2,046)             (1,109)
  Payments received on notes receivable . . . . . . . . . . . . . . .         1,215               1,476
  Change in investments, deferred charges and other assets  . . . . .        (1,064)             (1,097)
                                                                          ---------           ---------
           Cash used in investing activities  . . . . . . . . . . . .       (13,761)             (9,370)
                                                                          ---------           ---------
Financing activities:
  Payments on line of credit  . . . . . . . . . . . . . . . . . . . .       (29,200)             (4,360)
  Proceeds from debt and line of credit . . . . . . . . . . . . . . .        28,400               7,910
  Reduction of capital lease obligations  . . . . . . . . . . . . . .           (28)                (21)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . .            69                 238
  Treasury stock acquired . . . . . . . . . . . . . . . . . . . . . .                           (13,513)
  Redeemable preferred stock dividends  . . . . . . . . . . . . . . .          (119)               (119)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            78                  13
                                                                          ---------           ---------
         Cash used in financing activities  . . . . . . . . . . . . .          (800)             (9,852)
                                                                          ---------           ---------
Increase (decrease) in cash and cash equivalents  . . . . . . . . . .         2,352                (913)
Cash and cash equivalents, beginning of period  . . . . . . . . . . .         2,381               4,511
                                                                          ---------           ---------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . .     $   4,733           $   3,598
                                                                          =========           =========



                See notes to consolidated financial statements.

                          SHOWBIZ  PIZZA  TIME,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                  (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS:

   In the opinion of management, the accompanying financial statements for the periods ended June 30, 1995 and July 1, 1994 reflect all adjustments (consisting only of normal recurring adjustments except as referred to in Note
5) necessary to present fairly the Company's financial condition, results of operations and cash flows.

   Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements referred to above should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 1994. Results of operations for the periods ended June 30, 1995 and July 1, 1994 are not necessarily indicative of the results for the year.


2. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

   Earnings per common and common equivalent share were computed based on the weighted average number of common and common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated below, and earnings per common and common equivalent share were computed as follows (thousands, except per share data):

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        ----------------------    ---------------------
                                                          JUNE 30,    JULY 1,     JUNE 30,      JULY 1,
                                                           1995        1994         1995         1994
                                                        ----------  ----------    --------     --------
Net income (loss) . . . . . . . . . . . . . . . .        $ (1,180)  $   1,248    $  1,385     $   4,673
Accretion of redeemable preferred stock . . . . .             (27)        (26)        (52)          (51)
Redeemable preferred stock dividends  . . . . . .             (59)        (59)       (119)         (119)
                                                         --------   ---------    --------     ---------
Adjusted income (loss) applicable to common
  and common equivalent shares  . . . . . . . . .        $ (1,266)   $  1,163    $  1,214      $  4,503
                                                         ========   =========    ========     =========
Primary:
    Weighted average number of common shares
       outstanding  . . . . . . . . . . . . . . .          12,026      11,887      12,056        12,169
    Common stock equivalents:
       Stock purchase options . . . . . . . . . .              53         102          38           111
                                                         --------   ---------    --------     ---------
    Weighted average number of shares
       outstanding  . . . . . . . . . . . . . . .          12,079      11,989      12,094        12,280
                                                         ========   =========    ========     =========
    Earnings (loss) per common and common
       equivalent share . . . . . . . . . . . . .        $   (.10)  $     .10    $    .10      $    .37
                                                         ========   =========    ========     =========

Fully diluted:
    Weighted average number of common shares
       outstanding  . . . . . . . . . . . . . . .          12,026      11,887      12,056        12,169
    Common stock equivalents:
       Stock purchase options . . . . . . . . . .              65         102          56           111
                                                         --------   ---------    --------     ---------
    Weighted average number of shares
        outstanding . . . . . . . . . . . . . . .          12,091      11,989      12,112        12,280
                                                         ========   =========    ========     =========
    Earnings (loss) per common and common
        equivalent share  . . . . . . . . . . . .        $   (.10)  $     .10    $    .10     $     .37
                                                         ========   =========    ========     =========

                          SHOWBIZ  PIZZA  TIME,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                  (UNAUDITED)



3. INCOME TAXES:

   Income taxes have been provided at the expected annual federal tax rate during the year (35% for 1995) plus an estimated provision for state income taxes and state franchise taxes.


4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                             SIX MONTHS          SIX MONTHS
                                                                               ENDED               ENDED
                                                                            JUNE 30, 1995       JULY 1, 1994
                                                                            -------------       ------------
   Cash paid during the year for:
     Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     1,433            $   736
     Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .                353              1,053

   Supplemental schedule of noncash investing and
    financing activities:
     Notes received in connection with the disposition
          of property and equipment . . . . . . . . . . . . . . . . .                                 4,650
     Investment received in connection with the disposition
          of property and equipment . . . . . . . . . . . . . . . . .                                   438


5. SIGNIFICANT TRANSACTIONS:

   During the second quarter of 1995, the Company refinanced its previous credit facility of $30.8 million expiring January 1996 with an increased facility of $33 million. The new credit facility consists of certain term notes totalling $18 million with annual interest of 10.02% maturing in 2001, and certain term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000. In addition, the Company has a $5 million line of credit with annual interest provided at prime plus 1/2 %, or at the Company's option, LIBOR plus 3% and matures June 1997. No amount is outstanding under the line of credit at June 30, 1995. The Company is required to comply with certain ratio tests during the terms of the loan agreements.

   During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets as follows:

                                                                     Previous       New
                                                                      Lives        Lives
                                                                    ---------      -----
   Land and improvements  . . . . . . . . . . . . . . . .               0-10        0-20
   Leasehold improvements   . . . . . . . . . . . . . . .               4-15        4-20
   Buildings and improvements   . . . . . . . . . . . . .               4-25        4-25
   Furniture, fixtures and improvements   . . . . . . . .               2-10        2-15
   Property based under capital leases  . . . . . . . . .              10-15       10-15


                          SHOWBIZ  PIZZA  TIME,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1995 AND JULY 1, 1994
                                  (UNAUDITED)





5. SIGNIFICANT TRANSACTIONS (CONT.):



   As a result of this change, income before income taxes increased $576,000, net income was increased $346,000 and earnings per share increased $.03 in the second quarter of 1995. In the first six months of 1995, income before income taxes increased approximately $1.1 million, net income increased $685,000 and earnings per share increased $.05.

   During the first quarter of 1995, the Company's Chairman of the Board and Chief Executive Officer forfeited 60,000 shares of unvested common stock of the Company previously awarded to him under the Company's stock grant plan. As a result of this forfeiture, deferred compensation and capital in excess of par value were reduced by approximately $1.7 million. Amortization of the remaining deferred compensation is provided by the straight-line method over the remaining term of the employment agreement.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Second Quarter 1995 Compared to Second Quarter 1994


   Revenues for the second quarter of 1995 decreased 2.5% to $62.4 million from $64.0 million in the second quarter of 1994 primarily due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $1.5 million in the second quarter of 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants declined slightly to $62.4 million in the second quarter of 1995 from $62.5 million in 1994 due to a decline in comparable store sales of 2.4% between the periods.

   The Company incurred an operating loss of $1.4 million in the second quarter of 1995 compared to operating income of $2.5 million in the second quarter of 1994. Included in operating income in 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck E. Cheese's restaurants. The decline in comparable store sales and operating margins in the Company's Chuck E. Cheese's restaurants also contributed to the decline in operating income. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

   A summary of the results of operations of the Company as a percentage of revenues for the two quarters is shown below.

                                                          THREE MONTHS ENDED
                                                   -------------------------------
                                                   JUNE 30, 1995      JULY 1, 1994
                                                   -------------      ------------
   Revenue  . . . . . . . . . . . . . . . . .          100.0%             100.0%
                                                     -------            -------
   Costs and  expenses:
     Cost of sales  . . . . . . . . . . . . .           53.7               51.8
     Selling, general and administrative  . .           17.9               19.1
     Depreciation and amortization  . . . . .            8.8                9.6
     (Gain) loss on property
       transactions   . . . . . . . . . . . .             .2               (5.5)
     Other operating expenses   . . . . . . .           21.7               21.0
                                                     -------            -------
                                                       102.3               96.0
                                                     -------            -------
   Operating income (loss)  . . . . . . . . .           (2.3)%              4.0%
                                                     =======            =======

   Revenues

   Revenues from the Company's Chuck E. Cheese's restaurants declined to $62.4 million in the second quarter of 1995 from $62.5 million in the second quarter of 1994 primarily due to a decline of 2.4% in comparable store sales of such restaurants which were opened during all of the second quarters of both 1995 and 1994. The Company opened one new restaurant in the first quarter of 1995
and 12 new restaurants throughout 1994.   Management believes that several
factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, the impact of newly opened Company restaurants on comparable store sales of existing restaurants in
certain markets.   Menu prices were comparable between the two periods.


   Costs and Expenses

   Costs and expenses as a percentage of revenues increased to 102.3% in the second quarter of 1995 from 96.0% in the second quarter of 1994.

   Cost of sales increased as a percentage of revenues to 53.7% in the second quarter of 1995 from 51.8% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 18.4% in the second quarter of 1995 from 18.5% in the second quarter of 1994 primarily due to an increase in game
sales as a percentage of total restaurant sales.   Labor expenses for Chuck E.
Cheese's restaurants as a percentage of restaurant sales increased to 32.1% during the second quarter of 1995 from 30.3% in the second quarter of 1994 primarily due to increased labor rates, reduced management turnover and the decline in the comparable store sales.

   Selling, general and administrative expenses as a percentage of revenues decreased to 17.9% in the second quarter of 1995 from 19.1% in the comparable period of 1994 primarily due to a decline in corporate overhead costs.

   Depreciation and amortization expenses as a percentage of revenues decreased to 8.8% in the second quarter of 1995 from 9.6% in the second quarter of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $576,000 in the second quarter of 1995.

   Other operating expenses increased as a percentage of revenues to 21.7% in the second quarter of 1995 from 21.0% in the second quarter of 1994 primarily due to increased rent costs as a percentage of revenues and the decline in comparable store sales.

   The Company had a loss on property transactions of $110,000 in the second quarter of 1995 compared to a net gain on property transactions of $3.5 million in the second quarter of 1994. In the second quarter of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the
assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994.   The gain
was partially offset by a loss of approximately $1.9 million in the second quarter of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics. The Company will consider possible relocation of some of the restaurants. The Company provided for a loss on property transactions of approximately $110,000 in the second quarter of 1995 compared to a loss of $100,000 in the second quarter of 1994 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants.


   Operating Income (Loss)

   As a result of the changes in revenues and expenses discussed above, the Company had an operating loss of $1.4 million in the second quarter of 1995 compared to operating income of $2.5 million in the second quarter of 1994. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the second quarter of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.6 million, including a gain on property transactions of $5.5 million.


   Net Income (Loss)

   Interest expense increased to $740,000 in the second quarter of 1995 from $430,000 in the second quarter of 1994 due primarily to an increase in interest rates and the Company's average outstanding debt since the second quarter of 1994. The Company had a net loss of $1.2 million in the second quarter of 1995 compared to net income of $1.2 million in the second quarter of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted loss per share was $.10 per share in the second quarter of 1995 compared to earnings per share of $.10 per share in the second quarter of 1994.

First Six Months of 1995 Compared to First Six Months of 1994

   Revenues decreased 3.9% to $135.0 million in the first six months of 1995 from $140.4 million in the comparable period of 1994. Revenues generated by the Company's Chuck E. Cheese's restaurants increased to $135.0 million in the first six months of 1995 from $134.2 million in the first six months of 1994 due to the net addition of one Company restaurant in the first six months of 1995 and 12 new restaurants in 1994. Comparable store sales from the Company's Chuck E. Cheese's restaurants declined 2.8% between the periods. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.2 million in the first six months of 1994.

   Operating income decreased to $3.3 million in the first six months of 1995 from $8.3 million in the first six months of 1994. Included in operating income in 1994 is a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $1.9 million loss associated with the valuation of fixed assets used in certain Chuck E. Cheese's restaurants. The decline in comparable store sales and operating margins in the Company's Chuck
E. Cheese's restaurants also contributed to the decline in operating income. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels.

   A summary of the results of operations of the Company as a percentage of revenues for the six month periods is shown below.


                                                          SIX MONTHS ENDED
                                                   -------------------------------
                                                   JUNE 30, 1995      JULY 1, 1994
                                                   -------------      ------------
   Revenue  . . . . . . . . . . . . . . . . .           100.0%            100.0%
                                                      -------           -------
   Costs and  expenses:
     Cost of sales  . . . . . . . . . . . . .            52.6              50.7
     Selling, general and administrative  . .            16.6              17.3
     Depreciation and amortization  . . . . .             8.0               8.9
     (Gain) loss on property
       transactions   . . . . . . . . . . . .                              (2.5)
     Other operating expenses   . . . . . . .            20.3              19.7
                                                      -------           -------
                                                         97.5              94.1
                                                      -------           -------
   Operating income   . . . . . . . . . . . .             2.5%              5.9%
                                                      =======           =======


   Revenues

   Revenues from the Company's Chuck E. Cheese's restaurants increased to $135.0 million in the first six months of 1995 from $134.2 million in the first six months of 1994 primarily due to new restaurant development which occurred
throughout 1994 and January 1995.   Comparable store sales of such restaurants
which were open during all of the first six months of both 1995 and 1994 declined by 2.8% between the two periods. Management believes that several factors may have contributed to the comparable store sales decline including increased competition and to a lesser extent, the impact of newly opened restaurants on comparable store sales of existing restaurants in certain markets. Menu prices were comparable between the two periods.


   Costs and Expenses

   Costs and expenses as a percentage of revenues increased to 97.5% in the first six months of 1995 from 94.1% in the first six months of 1994.

   Cost of sales increased as a percentage of revenues to 52.6% in the first six months of 1995 from 50.7% in the comparable period of 1994. Cost of food, beverage, prize and merchandise items for Chuck E. Cheese's restaurants as a percentage of restaurant sales decreased to 18.2% in the first six months of 1995 from 18.3% in the first six months of 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck
E. Cheese's restaurants as a percentage of restaurant sales increased to 31.2% during the first six months of 1995 from 29.1% in the first six months of 1994 primarily due to increased labor rates, reduced management turnover and the decline in the comparable store sales.

   Selling, general and administrative expenses as a percentage of revenues decreased to 16.6% in the first six months of 1995 from 17.3% in the comparable period of 1994 primarily due to a reduction in corporate overhead expenses.

   Depreciation and amortization expenses as a percentage of revenues decreased to 8.0% in the first six months of 1995 from 8.9% in the comparable period of 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated future benefit of such expenses. Depreciation expense declined due to the sale of Monterey's Tex-Mex Cafe restaurants in May 1994 and a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization. As a result of this change, depreciation expense decreased approximately $1.1 million in the first six months of 1995.

   Other operating expenses increased as a percentage of revenues to 20.3% in the first six months of 1995 from 19.7% in the first six months of 1994 primarily due to increased rent as a percentage of revenues and the decline in comparable store sales. This was slightly offset by a decrease in insurance costs as a percentage of revenues between the periods.

   The Company had a net loss on property transactions of $39,000 in the first six months of 1995 compared to a net gain on property transactions of $3.5 million in the first six months of 1994. In the first six months of 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $1.9 million in the first six months of 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the decline in fair value of the fixed assets of eight Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics.
The Company will consider possible relocation of some of the restaurants.   The
Company provided for a loss on property transactions of approximately $139,000 in the first six months of 1995 compared to a loss of $100,000 in the first six months of 1994 due to the replacement of certain assets in conjunction with the enhancement of facilities and entertainment packages of restaurants. In the first six months of 1995, the Company recognized a gain of $100,000 related to the sale of assets held for resale.


   Operating Income

   As a result of the changes in revenues and expenses discussed above, operating income declined to $3.3 million in the first six months of 1995 from $8.3 million in the first six months of 1994. Included in operating income are the operations of Monterey's Tex-Mex Cafe restaurants through May 5, 1994. Operating income in the first six months of 1994 for Monterey's Tex-Mex Cafe restaurants was $5.9 million, including a gain on property transactions of $5.5 million.


   Net Income

   Interest expense increased to $1.5 million in the first six months of 1995 from $792,000 in the first six months of 1994 due primarily to an increase in interest rates and the Company's average outstanding debt between the periods. The Company's net income decreased to $1.4 million in the first six months of 1995 from $4.7 million in the first six months of 1994 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share decreased to $.10 per share in the first six months of 1995 from $.37 per share in the first six months of 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


   Cash provided by operations decreased to $16.9 million in the first six months of 1995 from $18.3 million in the comparable period of 1994. Cash outflows from investing and financing activities for the first six months of 1995 were $13.8 million and $800,000, respectively. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its line of credit or additional borrowings.

   In June 1995, the Company refinanced its previous credit facility of $30.8 million expiring in January 1996 with an increased facility of $33 million.
The new credit facility consists of certain term notes totalling $18 million with annual interest of 10.02% maturing in 2001, and certain term notes totalling $10 million with annual interest equal to the London Interbank Offered Rate ("LIBOR") plus 3.5% maturing in 2000. In addition, the Company has obtained a $5 million line of credit due June 1997 with interest provided at prime plus 1/2%, or at the Company's option, LIBOR plus 3%. The Company is currently in negotiations for additional borrowings between $5 and $7 million. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

   The Company believes that the success of its facility and entertainment enhancement program in addition to new restaurant development will continue to be significant factors in its ability to generate increased revenues over the foreseeable future. The Company continues to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's locations. This "repositioning" program is being carried out on a market by market basis and involves: an improved exterior identity, a facility upgrade, an expanded free ball-crawl with tubes and tunnels suspended from or reaching to the ceiling, and an enhancement of the variety and number of games and rides offered to its guests. The Company completed 21 restaurants under this program in 1994 and has
currently completed an additional 27 restaurants during 1995.   The average
sales growth in these restaurants during the periods following their repositioning compared to the same periods of the prior year has increased approximately 20% after giving effect to average sales trends experienced during the three month periods prior to their repositioning. The Company currently intends to reposition substantially all of the Company restaurants by the end of 1996. The Company anticipates that the repositioning of the remaining restaurants will cost on the average approximately $300,000 per restaurant. However, this amount can vary significantly at a particular restaurant depending on the several factors, including the restaurant's square footage, date of the most recent remodel and the existing assets at the restaurant. In the event certain site characteristics considered essential to the success of a restaurant deteriorate, the Company will consider closing the restaurant or relocating the restaurant to a more desirable site.

   The Company is implementing several strategies designed to strengthen the sales vitality of its existing unit base in what management believes is a competitive market. The Company is refining its marketing plan; the Company has accelerated its commitment of capital to existing stores; and the Company is currently limiting its 1995 new restaurant development to ensure that the sales vitality of the Company's existing restaurant base is given immediate priority. The Company believes that certain operating costs could increase as a result of implementing its strategies designed to strengthen existing unit sales. If the declines in comparable store sales of the Company's Chuck E. Cheese's restaurants experienced since 1992 continue to be experienced over a longer term, an adverse impact on the Company's operating margins and results of operations could continue.

   The Company is involved in a number of lawsuits. The Company presently believes that it will continue to incur expense to defend against and resolve such litigation, and anticipates that it will satisfy such expense with cash flow from operations. (Refer to Item 1. Legal Proceedings).

   The Company believes it will realize substantial benefit from utilization of approximately $73 million in net operating loss carryforwards to reduce its federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2002. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million expiring from years 1997 through 2008. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the Company's results of operations continue to decline, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization resulting in a charge against income. Taxable income for the five years ending December 30, 1994 was $62 million. Based on the early results of the repositioned restaurants and the Company's current plans to reposition substantially all of its Company owned restaurants by the end of 1996, the Company projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997.

                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings.


   In December 1991, the Company, The Hallwood Group Incorporated, ("Hallwood"), Integra-A Hotel and Restaurant Company ("Integra"), and their individual directors were named defendants in two separate but related lawsuits brought in the 14th and 134th District Courts of Dallas County, Texas. In April 1993, the Company and its two directors who are also employees of the Company, were dismissed as defendants in the lawsuit brought in the 134th District Court by an Integra common stockholder. Integra owned approximately 90% of the outstanding Common Stock of the Company prior to Integra's distribution of such Common Stock in December 1988 (the "1988 Distribution") to its shareholders of record. The plaintiffs in the remaining lawsuit constituted certain holders of warrants, options and preferred stock of Integra who sought to serve as representatives of proposed classes of other holders of such securities. The plaintiffs alleged that the Company (i) violated Texas statutes related to securities fraud and the fraudulent transfer of assets,
(ii) committed common law fraud, and (iii) breached fiduciary and other duties to the plaintiffs. As amended, this suit sought recision of the 1988 distribution actual damages in excess of $184 million, and punitive damages in excess of $500 million. Although, the Company believes that the claims made against it were without merit, the Company has settled the lawsuit. The Court on June 26, 1995 issued an order for final judgement that approved the settlement of the suit and dismissed it with prejudice.

   In May 1994, Hermitage Hotel, Ltd., L. P., filed a lawsuit against the Company, Hallwood and certain directors of the Company in the 101st District Court of Dallas County, Texas. The lawsuit sought recovery on behalf of plaintiff under theories of successor liability, tortious interference with contract, fraud, negligent representation and breach of contract. The plaintiff was seeking approximately $10.2 million in actual damages, $30 million in exemplary damages, attorneys' fees and court costs. Although, the Company believes that the claims made against it in this suit were without merit, the Company settled this suit and on June 28, 1995, the Court issued an agreed order of dismissal, with prejudice.

   In June 1993, the Company was named as a nominal defendant in a shareholders' derivative action in the 68th Judicial District Court in Dallas County, Texas in which three of the Company's executive officers, four of the Company's outside directors and Hallwood were named defendants. The plaintiffs in this lawsuit have alleged the individual defendants (i) breached their fiduciary duties to stockholders, (ii) committed constructive fraud and (iii) unjustly enriched themselves as a result of alleged violations of federal securities laws and illegal insider trading between July 13, 1992 and June 11, 1993. The Company has agreed in principle to the settlement of this lawsuit subject to final documentation and court approval.

   In July 1993, the Company was named a defendant in a lawsuit brought in the Circuit Court for Davidson County, Nashville, Tennessee by Third National Bank in Nashville, as Trustee pursuant to a municipal bond issuance of $6.4 million made in 1980, for which Integra executed a guaranty. The plaintiff has alleged that Integra's guaranty of the municipal bond issuance was binding on successors of Integra and that the Company is the legal successor to Integra. The plaintiff is seeking to recover a judgement against the Company in the full amount of its claim against Integra, which is unspecified, as well as attorneys' fees and costs. In April 1994, the court dismissed the plaintiff's complaint for failure to state a claim upon which relief can be granted. Plaintiff has appealed the dismissal to the 6th Circuit Court of Appeals, which affirmed the dismissal, by an order and opinion dated June 27, 1995. The Company believes the allegations made in this suit to be without merit and will offer a vigorous defense in in any further appeal by the plaintiff.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

   On June 8, 1995, at the Company's annual meeting of shareholders, the Company's shareholders re-elected Richard M. Frank (7,163,648 shares in favor and 68,509 shares withheld) and Anthony J. Gumbiner (7,163,647 shares in favor and 68,509 shares withheld) as Class I Directors. The Company's shareholders also allegedly elected Joshua S. Friedman (7,205,370 shares in favor and 5,184 shares withheld) as a Class I Director, replacing Michael H. Magusiak (7,163,646 shares in favor and 68,509 shares withheld). The outcome of the alleged election of Joshua S. Friedman has been challenged in a lawsuit filed in a District Court located in Jefferson County, Kansas. The claims raised in this lawsuit assert that there were voting irregularities and inconsistent positions taken by the inspectors of election regarding the counting of proxies. Charles A. Crocco, Jr., Robert L. Lynch, Louis P. Neeb, Cynthia I. Pharr, J. Thomas Talbot, and Brian M. Troup continue to serve as Directors.

   Also, on June 8, 1995, at the Company's annual meeting of shareholders, the Company's shareholders approved an increase in the number of shares available for grant under the 1988 Option Plan from 1,348,025 to 1,848,025 (5,604,951 shares in favor, 2,897,772 shares against and 1,135,361 shares abstaining).

   Finally, on June 8, 1995, at the Company's annual meeting of shareholders, the Company's shareholders approved the adoption of a Formula Stock Option Plan (6,625,052 shares in favor, 1,865,551 shares against and 1,147,481 shares abstaining). The Formula Stock Option Plan provides for the granting of nonqualified stock options to non-employee directors of the Company or its Affiliates (as defined in the Formula Stock Option Plan).

Item 5.  Other Information.

   None to report during quarter for which this report is filed.


Item 6.  Exhibits and Reports on Form 8-K.

   a)  EXHIBITS

       NUMBER                                  DESCRIPTION
       ------                                  -----------
       3          --                           Amendment to the Bylaws, dated May 5, 1995.

       10 (a)(1)  --                           Note Purchase Agreement dated June 15, 1995, between Allstate Life
                                               Insurance Company, Connecticut Mutual Life Insurance Company,  C M Life
                                               Insurance Company, MassMutual Corporate Value Partners Limited,
                                               Massachusetts Mutual Life Insurance Company, Modern Woodmen of America,
                                               and the Company.

       10 (b)(1)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $10,000,000.00, dated June 15, 1995, between Allstate Life Insurance
                                               Company and the Company.

       10 (c)(1)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life
                                               Insurance Company and the Company.

       10 (c)(2)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life
                                               Insurance Company and the Company.

       10 (c)(3)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life
                                               Insurance Company and the Company.

       10 (d)(1)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $1,000,000.00, dated June 15, 1995, between C M Life Insurance Company and the Company.

       10 (d)(2)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $1,000,000.00, dated June 15, 1995, between C M Life Insurance Company and the Company.


       10 (e)(1)  --                           Floating Rate Series B Senior Note Due 2000, in the stated amount of
                                               $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life
                                               Insurance Company and the Company.

       10 (e)(2)  --                           Floating Rate Series B Senior Note Due 2000, in the stated amount of
                                               $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life
                                               Insurance Company and the Company.

       10 (e)(3)  --                           Floating Rate Series B Senior Note Due 2000, in the stated amount of
                                               $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life
                                               Insurance Company and the Company.

       10 (f)(1)  --                           Floating Rate Series B Senior Note Due 2000, in the stated amount of
                                               $4,000,000.00, dated June 15, 1995, between MassMutual Corporate Value
                                               Partners Limited (I/N/O Webell & Co.) and the Company.

       10 (g)(1)  --                           10.02% Series A Senior Note Due 2001, in the stated amount of
                                               $3,000,000.00, dated June 15, 1995, between Modern Woodmen of America and the Company.

       10 (h)(1)  --                           Loan Agreement in the stated amount of $5,000,000.00, dated June 27,
                                               1995, between Bank One, Texas, N.A. and the Company.

       10 (h)(2)  --                           Revolving Credit Note in the stated amount of $5,000,000, dated June 27,
                                               1995, between Bank One, Texas, N.A. and the Company.

       10 (i)(1)  --                           Non-statutory Stock Option Plan (filed as Exhibit A to the Company's
                                               Proxy Statement for Annual Meeting of Stockholders to be held on June 8,
                                               1995, and incorporated herein by reference).

       10 (j)(1)  --                           Non-Employee Directors Stock Option Plan (filed as Exhibit B to the
                                               Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).



   B)  REPORTS ON FORM 8-K

       The Company filed a Form 8-K dated May 5, 1995, reporting that its Board of Directors had adopted amendments to the Company's Bylaws requiring that advance notice be given to the Company in the event a stockholder desires to nominate a person for election to the Board of Directors or to transact any other business at an annual meeting of stockholders. Included in such Form 8-K was the announcement that the Company's Board of Directors determined to notify the recordholders of more than 4.75% of the Company's common stock that the Company intends to enforce, prospectively, the existing provisions in its Restated Articles of Incorporation generally restricting the transfer of any shares of the Company's common stock to a holder of more than 4.75% of the value of the outstanding capital stock or the transfer of shares of common stock which would result in the intended transferee owning in excess of 4.75% of the value of the outstanding capital stock.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           SHOWBIZ PIZZA TIME, INC.





Dated: August 14, 1995                            By:/s/ Larry G. Page
                                                     --------------------------
                                                  Larry G. Page
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit
  Number                                            Description
  -------                                           -----------
         3.1           -- Second Restated Certificate of Incorporation of The Hallwood Group
                          Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement, File No. 33-63709.
         3.2           -- Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein by reference to
                          Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended
                          July 31, 1993, File No. 1-8303.
         4.1           -- Indenture Agreement, dated as of April 14, 1983, among Atlantic
                          Metropolitan Corporation, Atlantic Metropolitan (U.K.) plc and The
                          Law Debenture Trust Corporation plc, as Trustee, relating to the
                          12% Convertible Notes due July 31, 1997 of Anglo Metropolitan
                          (U.K.) plc is incorporated herein by reference to Exhibit 4.4 to
                          Atlantic Metropolitan Corporation's Form 10-K for the fiscal year ended July 31, 1983, File No. 1-8303.
         4.2           -- Indenture Agreement, and related Pledge Agreement, dated as of
                          March 2, 1994, among Norwest Bank Minnesota, National Association,
                          Trustee, and the Company, regarding 7% Collateralized Subordinated
                          Debentures due July 31, 2000, is incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q for the fiscal quarter ended January 31, 1994, File No. 1-8303.
         4.3           -- Indenture, dated as of May 1, 1989, between the Company and The
                          Bank of New York, as Trustee, is incorporated herein by reference to Exhibit T3C to the Company's Application for Qualification of
                          Indenture on Form T-3, Registration No. 22-19326.
        10.1           -- Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties Corporation's
                          Registration Statement on Form S-11, File No. 2-73345.
        10.2           -- Amendment to Consulting Agreement with Robert L. Lynch, effective
                          October 1, 1982, is incorporated herein by reference to Exhibit
                          10.4 to Umet Properties Corporation's Form 10-K for the fiscal year ended November 30, 1982, File No. 1-8384.
        10.3           -- Amended and Restated Agreement, dated March 30, 1990, between the
                          Company and Stanwick Management Company, Inc. (subsequently merged into its parent, Stanwick Holdings, Inc.) concerning the allocation of costs and expenses incurred in connection with the operation and management of their common offices is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the
                          fiscal quarter ended April 30, 1990, File No. 1-8303.
        10.4           -- Amended 1985 Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July 31, 1987, File No. 1-8303.
        10.5           -- Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, File No. 1-8303.
        10.6           -- Agreement, dated December 18, 1987, between the Company, Grainger
                          Trust plc, Atlantic Metropolitan (U.K.) plc and Alan George Crisp,
                          relating to the sale by the Company of Atlantic Metropolitan (U.K.)
                          plc is incorporated herein by reference to Exhibit 2.1 to the
                          Company's Form 8-K dated January 6, 1988, File No. 1-8303.
        10.7           -- Tax Sharing Agreement, dated as of March 15, 1989, between the
                          Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K for the
                          fiscal year ended July 31, 1989, File No. 1-8303.
        10.8           -- Amended Tax-Favored Savings Plan Agreement of the Company,
                          effective as of February 1, 1993, incorporated by reference to
                          Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended
                          July 31, 1993, File No. 1-8303.
        10.9           -- Hallwood Special Bonus Agreement, dated as of August 1, 1994, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated eligible employees of the
                          Company, File No. 1-8303.
        10.10          -- Consulting Agreement, dated as of August 1, 1989, between the
                          Company and Atlantic Management Associates, Inc. is incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the
                          fiscal quarter ended January 31, 1990, File No. 1-8303.
        10.11          -- Services Agreement, dated September 29, 1993 between the Company and Hallwood Securities Limited, incorporated by reference to
                          Exhibit 10.43 to the Company's Form 10-K for the fiscal year ended
                          July 31, 1993, File No. 1-8303.

        10.12          -- Consulting Agreement, dated June 2, 1993, between the Company and
                          Hallwood Monaco S.A.M, incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the fiscal year ended July 31, 1993,
                          File No. 1-8303.
        10.13          -- Credit Agreement and Guaranty, dated as of December 9, 1993, among
                          Brookwood Companies Incorporated as Borrower, the Guarantor
                          signatory hereto, the Banks signatory hereto and The Chase
                          Manhattan Bank, N.A., as Agent; and the First Amendment to Credit
                          Agreement and Guaranty, dated as of March 31, 1994, incorporated by reference to Exhibit 10.55 to the Company's Form 10-Q for the
                          quarter ended April 30, 1994, File No. 1-8303.
        10.14          -- Second Amendment to Credit and Guaranty, dated as of September 27,
                          1995, among Brookwood Companies Incorporated as Borrower, Kenyon
                          Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as
                          Bank and as agent for the Banks, File No. 1-8303.
        10.15          -- Third Amendment to Credit and Guaranty, dated as of September 27,
                          1995, among Brookwood Companies Incorporated as Borrower, Kenyon
                          Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as
                          Bank and as agent for the Banks, filed herewith.
        10.16          -- WCMA Note and Loan Agreement and Pledge and Collateral Assignment
                          of Securities Account and Securities, dated as of April 19, 1995 between the Company and Merrill Lynch Business Financial Services,
                          Inc.; and Amendment to Loan Documents, dated September 8, 1994,
                          File No. 1-8303.
        10.17          -- Employment Agreement, dated as of April 1, 1993, between the
                          Company's Hallwood Monaco SAM subsidiary and Anthony J. Gumbiner,
                          File No. 1-8303.
        10.18          -- Financial Consulting Agreement, dated as of August 1, 1994, between the Company and Hallwood Financial Corporation, File No. 1-8303.
        10.19          -- Financial Consulting Agreement, dated as of June 30, 1994, between the Company and Hallwood Petroleum, Inc., File No. 1-8303.
        10.20          -- Agreement, dated as of January 1, 1993, between Hallwood Investment
                          Company and Brian Michael Troup, filed herewith.
        10.21          -- Financial and Management Consulting Services Agreement, between
                          ShowBiz Pizza Time, Inc. and the Company, dated December 1988, filed herewith.
        10.22          -- 1995 Stock Option Plan For The Hallwood Group Incorporated is
                          incorporated herein by reference to Exhibit 4.1 of the Company's
                          Form S-8 Registration Statement, File No. 33-63709.
        11             -- Statement Regarding Computation of Per Share Earnings.
        22             -- Active Subsidiaries of the Registrant as of September 30, 1995.
        27             -- Financial Data Schedule.