Form 10-K/A
period 1995-07-31
HALLWOOD GROUP INC
filed 1995-11-16
CIK 355766

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                            ---------------------


                                 FORM 10-K/A


                              (Amendment No. 1)

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                              Name of Each Exchange
        Title of Each Class                                    On Which Registered
        -------------------                                    -------------------
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

================================================================================

                        THE HALLWOOD GROUP INCORPORATED

                         FORM 10-K/A (AMENDMENT NO. 1)
                    FOR THE FISCAL YEAR ENDED JULY 31, 1995




SECTION OF FORM 10-K AMENDED:

        Part IV, Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K


EXPLANATION OF AMENDMENT TO FORM 10-K

        The descriptions of various exhibits listed in Item 14 are incorrect. The following exhibits are hereby amended:

                   EXHIBIT NUMBER
                   --------------
                          3.2
                          4.2
                         10.5
                         10.8
                         10.9
                        10.11
                        10.12
                        10.13
                        10.14
                        10.15
                        10.16
                        10.17
                        10.18
                        10.19

        A complete revised list of exhibits is filed herewith.
        All changes are underlined for ease of reference.

        All references in the exhibit index to exhibits "filed herewith" refer to exhibits which were filed with the original Form 10-K filed on October 30, 1995.

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

Financial Statements of ShowBiz Pizza Time, Inc.

    Form 10-K, for the year ended December 30, 1994

    Form 10-Q, for the period ended June 30, 1995 (Unaudited)

         3.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

                  3.1 Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement, File No. 33-63709.


                  3.2 Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

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

                 10.1 Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties Corporation's Registration Statement on Form S-11, File No. 2-73345.

                 10.2 Amendment to Consulting Agreement with Robert L. Lynch, effective October 1, 1982, is incorporated herein by reference to Exhibit 10.4 to Umet Properties Corporation's Form 10-K for the fiscal year ended November 30, 1982, File No. 1-8384.

                 10.3 Amended and Restated Agreement, dated March 30, 1990, between the Company and Stanwick Management Company, Inc. (subsequently merged into its parent, Stanwick Holdings, Inc.) concerning the allocation of costs and expenses incurred in connection with the operation and management of their common offices is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1990, File No. 1-8303.

                 10.4 Amended 1985 Stock Option Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July 31, 1987, File No. 1-8303.


                 10.5 Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, is incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No.1-8303.


                 10.6 Agreement, dated December 18, 1987, between the Company, Grainger Trust plc, Atlantic Metropolitan (U.K.) plc and Alan George Crisp, relating to the sale by the Company of Atlantic Metropolitan (U.K.) plc is incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K dated January 6, 1988, File No. 1-8303.

                 10.7 Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.


                 10.8 Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

                 10.9 Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated eligible employees of the Company, is incorporated herein by reference to
                       Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.


                10.10 Consulting Agreement, dated as of August 1, 1989, between the Company and Atlantic Management Associates, Inc. is incorporated by reference to Exhibit 10.28 to the Company's Form 10-Q for the fiscal quarter ended January 31, 1990, File No. 1-8303.


                10.11 Services Agreement, dated September 29, 1992 between the Company and Hallwood Securities Limited, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.



                10.12 Consulting Agreement, dated June 2, 1992, between the Company and Hallwood Monaco S.A.M, incorporated by reference to Exhibit 10.47 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.



                10.13 Credit Agreement and Guaranty, dated as of December 9, 1992, among Brookwood Companies Incorporated as Borrower, the Guarantor signatory hereto, the Banks signatory hereto and The Chase Manhattan Bank, N.A., as Agent; and the First Amendment to Credit Agreement and Guaranty, dated as of March 31, 1993, incorporated by reference to Exhibit 10.55 to the Company's Form 10-Q for the quarter ended April 30, 1993, File No. 1-8303.



                10.14 Second Amendment to Credit and Guaranty, dated as of September 27, 1994, among Brookwood Companies Incorporated as Borrower, Kenyon Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as Bank and as agent for the Banks, is incorporated herein by reference to Exhibit 10.56 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No.1-8303.



                10.15 Third Amendment to Credit and Guaranty, dated as of June 23, 1995, among Brookwood Companies Incorporated as Borrower, Kenyon Industries, Inc. as Guarantor and The Chase Manhattan Bank, N.A. as Bank and as agent for the Banks, filed herewith.



                10.16 WCMA Note and Loan Agreement and Pledge and Collateral Assignment of Securities Account and Securities, dated as of April 19, 1994 between the Company and Merrill Lynch Business Financial Services, Inc.; and Amendment to Loan Documents, dated September 8, 1994, is incorporated herein by reference to Exhibit 10.58 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.



                10.17 Employment Agreement, dated as of April 1, 1992, between the Company's Hallwood Monaco SAM subsidiary and Anthony
                       J. Gumbiner, is incorporated herein by reference to
                       Exhibit 10.59 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.



                10.18 Financial Consulting Agreement, dated as of August 1, 1994, between the Company and Hallwood Financial Corporation, is incorporated herein by reference to
                       Exhibit 10.60 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

                10.19 Financial Consulting Agreement, dated as of June 30, 1994, between the Company and Hallwood Petroleum, Inc., is incorporated herein by reference to Exhibit 10.61 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.


                10.20 Agreement, dated as of January 1, 1993, between Hallwood Investment Company and Brian Michael Troup, filed herewith.

                10.21 Financial and Management Consulting Services Agreement, between ShowBiz Pizza Time, Inc. and the Company, dated December 1988, filed herewith.

                10.22 1995 Stock Option Plan For The Hallwood Group Incorporated is incorporated herein by reference to
                       Exhibit 4.1 of the Company's Form S-8 Registration Statement, File No. 33-63709.

                   11  Statement Regarding Computation of Per Share Earnings.

                   22 Active Subsidiaries of the Registrant as of September 30, 1995.

                   27  Financial Data Schedule.

    (b)  Reports on Form 8-K.


         On October 26, 1995 the Company filed a Form 8-K (File No. 1-8303) reporting a change in the Company's fiscal year end from July 31 to December 31, to be effective beginning December 31, 1995, which is incorporated herein by reference.

              THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES




                                   SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE HALLWOOD GROUP INCORPORATED



Dated:  November 14, 1995              By:         /s/ Melvin J. Melle
                                          --------------------------------------
                                              Melvin J. Melle, Vice President
                                                (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)