Form 10-Q
period 1995-10-31
HALLWOOD GROUP INC
filed 1995-12-13
CIK 355766

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             ___________________

                                  Form 10-Q

MARK ONE

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________ TO _________________


For the Period Ended October 31, 1995            Commission File Number:  1-8303

                             ___________________

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)
                             ___________________



             DELAWARE                                          51-0261339
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)


       3710 RAWLINS, SUITE 1500
           DALLAS, TEXAS                                          75219
(Address of principal executive offices)                        (Zip Code)


      Registrant's telephone number, including area code:  (214) 528-5588


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                               -----    -----

                 1,594,344 shares of Common Stock, $.10 par value per share, were outstanding at September 30, 1995, including 264,709 shares owned by the Company's Hallwood Energy Corporation subsidiary.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


     ITEM NO.                          PART I - FINANCIAL INFORMATION                                PAGE
     --------                          ------------------------------                                ----
        1          Financial Statements:

                   Consolidated Balance Sheets as of October 31, 1995
                      and July 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .          3-4

                   Consolidated Statements of Operations for the
                      Three Months Ended October 31, 1995 and 1994  . . . . . . . . . . . . .          5-6

                   Consolidated Statements of Cash Flows for the
                      Three Months Ended October 31, 1995 and 1994  . . . . . . . . . . . . .            7

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .         8-13

        2          Managements's Discussion and Analysis of
                      Financial Condition and Results of Operations   . . . . . . . . . . . .        14-18


                                           PART II - OTHER INFORMATION
                                           ---------------------------

     1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        19-21

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                OCTOBER 31,       JULY 31,
                                                                                   1995             1995
                                                                                -----------       ---------
                                                                                (UNAUDITED)       (AUDITED)
ASSET MANAGEMENT
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   9,738      $  10,517
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,761          7,931
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          378            353
      Mortgage loans, net   . . . . . . . . . . . . . . . . . . . . . . . . .           84             86
                                                                                 ---------      ---------
                                                                                    17,961         18,887

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .        9,863          9,856
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        1,996          1,859
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,559          1,415
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,444          1,298
                                                                                 ---------      ---------
                                                                                    14,862         14,428
                                                                                 ---------      ---------

          Total asset management assets . . . . . . . . . . . . . . . . . . .       32,823         33,315

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,140         15,456
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,506         12,126
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,676          8,782
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          938            976
                                                                                 ---------      ---------
                                                                                    35,260         37,340

   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,807         11,055
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,904          2,198
                                                                                 ---------      ---------
                                                                                    12,711         13,253
                                                                                 ---------      ---------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       47,971         50,593

ASSOCIATED COMPANY
      Investment in ShowBiz Pizza Time, Inc.  . . . . . . . . . . . . . . . .       16,590         16,511

OTHER
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        5.429          5,429
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        1,552          5,824
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          686            570
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .           30            133
                                                                                 ---------      ---------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .        7,697         11,956
                                                                                 ---------      ---------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 105,081      $ 112,375
                                                                                 =========      =========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                OCTOBER 31,       JULY 31,
                                                                                   1995             1995
                                                                                -----------      ----------
                                                                                (UNAUDITED)       (AUDITED)
ASSET MANAGEMENT
   REAL ESTATE
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,764       $  5,997
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          358            334
                                                                                  --------       --------
                                                                                     6,122          6,331
   ENERGY
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .        5,350          5,056
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,726          5,336
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .        2,636          2,357
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,200            950
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          149            102
                                                                                  --------       --------
                                                                                    13,061         13,801
                                                                                  --------       --------
          Total asset management liabilities  . . . . . . . . . . . . . . . .       19,183         20,132

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,935         11,315
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        7,738          6,534
                                                                                  --------       --------
                                                                                    15,673         17,849
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,454          5,469
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        2,183          1,977
                                                                                  --------       --------
                                                                                     7,637          7,446
                                                                                  --------       --------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .       23,310         25,295

ASSOCIATED COMPANY
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,000          9,000
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .           82             55
                                                                                  --------       --------
          Total associated company liabilities  . . . . . . . . . . . . . . .        9,082          9,055

OTHER
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .       25,563         25,703
      13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . .       22,902         22,902
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .        2,611          4,965
                                                                                  --------       --------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .       51,076         53,570
                                                                                  --------       --------

          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .      102,651        108,052

REDEEMABLE PREFERRED STOCK
      Series B, $.10 par value; 250,000 shares issued and outstanding   . . .        1,000          1,000

STOCKHOLDERS' EQUITY
      Preferred stock, $.10 par value; 250,000 shares issued and outstanding.           --             --
      Common stock, $.10 par value; issued 1,597,204 shares at both dates;
          outstanding 1,329,635 and 1,344,910 shares, respectively  . . . . .          160            160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       57,160         57,142
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .      (49,397)       (47,698)
      Equity adjustment from foreign currency translation   . . . . . . . . .          262            329
      Treasury stock, 267,569 and 252,294 shares, respectively, at cost   . .       (6,755)        (6,610)
                                                                                  --------       --------

          TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .        1,430          3,323
                                                                                  --------       --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $105,081       $112,375
                                                                                  ========       ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                                 ------------------------
                                                                                   1995            1994
                                                                                 --------         -------

ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,066        $   858
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          191            171
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . .            1             71
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . .         (611)            (8)
                                                                                 ---------        -------
                                                                                       647          1,092

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          311            244
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          243            243
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          133            182
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           18              7
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .           --             11
                                                                                 ---------        -------
                                                                                       705            687
                                                                                 ---------        -------
          Income (loss) from real estate operations . . . . . . . . . . . . .          (58)           405

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        1,465          1,463
      Other income (including intercompany amount of $57 in 1994)   . . . . .          133            157
                                                                                 ---------        -------
                                                                                     1,598          1,620

      Depreciation, depletion, amortization and impairment  . . . . . . . . .          476            500
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          417            383
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          384            186
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          140             86
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .           50            134
                                                                                 ---------        -------
                                                                                     1,467          1,289
                                                                                 ---------        -------
          Income from energy operations . . . . . . . . . . . . . . . . . . .          131            331
                                                                                 ---------        -------

          Income from asset management operations . . . . . . . . . . . . . .           73            736

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,918         16,986

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,832         14,888
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .        1,383          1,432
      Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          503            504
      Interest (including intercompany amount of $16 in 1994)   . . . . . . .          189            160
                                                                                 ---------        -------
                                                                                    17,907         16,984
                                                                                 ---------        -------

          Income from textile products operations . . . . . . . . . . . . . .           11              2





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        OCTOBER 31
                                                                                  -----------------------
                                                                                    1995           1994
                                                                                  --------       --------

OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,947        $ 5,693

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,271          4,813
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          551            648
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          131            308
                                                                                   -------        -------
                                                                                     4,953          5,769
                                                                                   -------        -------
          Loss  from hotel operations . . . . . . . . . . . . . . . . . . . .           (6)           (76)
                                                                                   -------        -------

          Income (loss)  from operating subsidiaries  . . . . . . . . . . . .            5            (74)

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . .           61            201

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          198            181
                                                                                   -------        -------

          Income (loss) from associated company . . . . . . . . . . . . . . .         (137)            20

OTHER
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106            106
      Interest on short-term investments and other income   . . . . . . . . .           25             46
                                                                                   -------        -------
                                                                                       131            152

      Interest (net of intercompany amount of $73 in 1994)  . . . . . . . . .        1,039          1,070
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          669            468
                                                                                   -------        -------
                                                                                     1,708          1,538
                                                                                   -------        -------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,577)        (1,386)
                                                                                   -------        -------

      Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . .       (1,636)          (704)
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           63            558
                                                                                   -------        -------

NET LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,699)       $(1,262)
                                                                                   =======        =======

PER COMMON SHARE (PRIMARY)
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (1.27)       $ (0.92)
                                                                                   =======        =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        OCTOBER 31
                                                                                  -----------------------
                                                                                    1995           1994
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,699)       $(1,262)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . .       (2,304)        (2,304)
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .        1,543          1,661
      Undistributed income from energy affiliate  . . . . . . . . . . . . . .         (883)        (1,084)
      Distributions from energy affiliate   . . . . . . . . . . . . . . . . .          747            635
      Equity in net (income) loss of associated company/affiliate   . . . . .          550           (193)
      Amortization of deferred gain from debenture exchange   . . . . . . . .         (140)          (136)
      Proceeds from collections of mortgage loans   . . . . . . . . . . . . .            2            116
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . .           --            450
      Amortization of mortgage loan discounts   . . . . . . . . . . . . . . .           --            (12)
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .           --             11
      Net change in textile products assets and liabilities   . . . . . . . .        3,165            116
      Net change in other assets and liabilities  . . . . . . . . . . . . . .          361             50
      Net change in energy assets and liabilities   . . . . . . . . . . . . .         (249)           (68)
                                                                                  --------       --------

          Net cash provided by (used in) operating activities . . . . . . . .        1,093         (2,020)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for real estate and hotels  . . . . . . . . . . . . .         (319)          (556)
   Investments in textile products property and equipment   . . . . . . . . .         (156)          (276)
   Net change in restricted cash for investing activities   . . . . . . . . .          103            (72)
   Investments in energy property and equipment   . . . . . . . . . . . . . .          (32)           (34)
   Proceeds from sale of real estate and hotel assets   . . . . . . . . . . .           --          1,179
   Proceeds from sale of marketable securities  . . . . . . . . . . . . . . .           --            610
   Proceeds from sale of insurance contracts  . . . . . . . . . . . . . . . .           --            229
                                                                                  --------       --------

          Net cash provided by (used in) investing activities . . . . . . . .         (404)         1,080

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . .          250            900
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . .       (3,582)        (1,991)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . .       (1,189)            --
   Payment of dividends to minority stockholders of energy subsidiary   . . .         (293)            --
   Purchase of common stock for treasury  . . . . . . . . . . . . . . . . . .         (145)            --
   Net change in restricted cash for financing activities   . . . . . . . . .           --            771
                                                                                  --------       --------

          Net cash (used in) financing activities . . . . . . . . . . . . . .       (4,959)          (320)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . .           (2)            22
                                                                                  --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .       (4,272)        (1,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .        5,824          5,728
                                                                                  --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .     $  1,552       $  4,490
                                                                                  ========       ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the fiscal year ended July 31, 1995.

         Share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split effected on June 28, 1995.

2.  INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN
    THOUSANDS):

                                       AS OF OCTOBER 31, 1995                               INCOME (LOSS) FROM INVESTMENTS
                                       ----------------------   AMOUNT AT WHICH CARRIED AT     FOR THE THREE MONTHS ENDED
                                                      COST OR   --------------------------             OCTOBER 31
     BUSINESS SEGMENTS AND            NUMBER OF      ASCRIBED   OCTOBER 31,        JULY 31,  ---------------------------
   DESCRIPTION OF INVESTMENT        UNITS OR SHARES    VALUE       1995             1995         1995           1994
   -------------------------        --------------- ----------- -----------     -----------  ------------   ------------
   ASSET MANAGEMENT
   REAL ESTATE AFFILIATE
    HALLWOOD REALTY PARTNERS, L.P. (A)
    - General partner interest  . . .           --   $  8,650     $ 5,964         $  6,166      $  (34)        $ (8)

    - Limited partner units   . . . .      412,844      5,377       3,774            4,351        (577)          --
                                                     --------      ------         --------      ------         ----

         Totals . . . . . . . . . . .                 $14,027     $ 9,738         $ 10,517      $ (611)        $ (8)
                                                      =======     =======         ========      ======         ====

   ASSOCIATED COMPANY

    SHOWBIZ PIZZA TIME, INC. (B)
    - Common stock  . . . . . . . . .    1,784,193    $ 5,438     $16,590         $ 16,511      $   61         $201
                                                      =======     =======         ========      ======         ====

         (A) At October 31, 1995, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 24% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

             The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The former owner initially retained the property management rights for a three-year period following the Company's acquisition of the general partner interest on November 1, 1990. On June 1, 1991, the Company purchased the retained property management rights from the former owner for the balance of the three-year period and amortized the $2,475,000 cost. Beginning November 1, 1993, the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the three months ended October 31, 1995 and 1994 such amortization was $168,000, respectively.

             Due to recording the pro rata share of losses reported by HRP as prescribed by equity accounting, the Company's carrying value of the 89,269 limited partner units acquired prior to the March 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. As further discussed in Note 4, the Company has pledged these 89,269 limited partner units to collateralize a $500,000 note payable.

             During the period March through June 1995, the Company acquired 323,575 additional HRP limited partner units for $4,471,000. The Company recorded its pro rata share of HRP's losses relating to these limited partner units in the amount of $577,000 for the quarter ended October 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)


         (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), on the equity method of accounting. The Company also records its pro rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $18,000 for the three months ended October 31, 1995.

             At October 31, 1995, the Company owned approximately 15% of ShowBiz, of which all are pledged to secure certain loans payable discussed in Note 4.

         The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at October 31, 1995 were:

                                                                         AMOUNT PER SHARE
                                                                      -----------------------
              SECURITY DESCRIPTION                                     MARKET       CARRYING
              AND (QUOTRON SYMBOL)                                      PRICE         VALUE
          ----------------------------                                ---------     ---------
         HRP limited partner units (HRY)  . . . . . . . . . . . .       $15.00        $9.14
         ShowBiz common shares (SHBZ) . . . . . . . . . . . . . .        12.25         9.30

    The general partner interest in HRP is not publicly traded.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 19 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1995.

4.  LOANS PAYABLE

    Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                        OCTOBER 31,       JULY 31,
                                                                            1995            1995
                                                                        -----------      ---------
         Real Estate
           Term loan, libor + 2.5%, due January 1996  . . . . . . . .     $ 4,701        $  4,747
           Promissory note, 7.5%, due August 1996 . . . . . . . . . .         563             750
           Promissory note, 8%, due March 1998  . . . . . . . . . . .         500             500
                                                                          -------        --------
                                                                            5,764           5,997
         Energy
           Term loan, prime + 2%, due September 1999  . . . . . . . .       1,200             950

         Textile Products
           Revolving credit facility, prime + .5%, due August 1997  .       7,700          11,030
           Equipment financing, 10%, due December 1996  . . . . . . .         235             285
                                                                          -------        --------
                                                                            7,935          11,315
         Hotels
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . .       5,121           5,136
           Non-interest bearing obligation, due March 1997  . . . . .         333             333
                                                                          -------        --------
                                                                            5,454           5,469
           Associated Company
           Line of credit, prime + .75%, due April 1996 . . . . . . .       5,000           5,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . .       4,000           4,000
                                                                          -------        --------
                                                                            9,000           9,000
                                                                          -------        --------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .     $29,353        $ 32,731
                                                                          =======        ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

    Further information regarding loans payable is provided below:

    Real Estate

         Office-retail property. The Company's United Kingdom office-retail property is collateral for a term loan in the original amount of L.3,000,000. At October 31, 1995 the principal balance was L.2,975,000 or $4,701,000. An amendment was negotiated in August 1995 extending the maturity date to January 1996. The office-retail property is under contract to be sold, with a closing expected in December 1995.

         HRP litigation settlement. The Company issued a note in the amount of $1,500,000 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, which is discussed in Note 19 to the Company's Form 10-K for the fiscal year ended July 31, 1995. Monthly payments include $62,500 of principal amortization. The outstanding balance at October 31, 1995 was $563,000. The note is collateralized by 187,500 shares of common stock of HEC.

         Term note. In connection with the resolution of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year $500,000 term note in March 1994. The note is secured by a pledge of 89,269 HRP limited partner units.

    Energy

         During May 1995, HEC entered into a line of credit with a bank in the maximum commitment amount of $1,500,000. Interest is paid monthly and principal amortization of $75,000 is paid quarterly. The credit agreement limits dividends to $3.50 per share per annum. Availability is limited to 50% of the market value of HEC's pledged HEP units at the date additional borrowings are made, subject to the maximum of $1,500,000. HEC presently has no additional borrowing capacity under this line of credit. The outstanding balance at October 31, 1995 was $1,200,000.

         Included in the consolidated balance sheets are HEC's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $5,350,000.

    Textile Products

         Brookwood revolver. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000 (the "Brookwood Revolver"). The Brookwood Revolver is collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 1997, reduce the interest to one-half percent over prime or libor plus 2.25%, permit the repayment of the Company's $1,000,000 balance of bridge financing and change certain of the financial covenants. The outstanding balance at October 31, 1995 was $7,700,000. Brookwood had $1,195,000 of availability on its line of credit at October 31, 1995.

         Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at October 31, 1995 was $235,000.

    Hotels

         Tulsa, Oklahoma Residence Inn by Marriott. In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma Residence Inn hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

    capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; (iv) maintenance of a 4% capital reserve; and
    (v) repayment prohibition until after June 30, 1996. The outstanding balance at October 31, 1995 was $5,121,000.

         Settlement Note. The $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement described in Note 8 of the Company's 1995 Form 10-K and is payable in three equal annual installments in the amount of $166,667, the first of which was paid on March 8, 1995, with the remaining two payments due on March 8, 1996 and 1997. The outstanding balance at October 31, 1995 was $333,000.

    Associated Company

         Line of Credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services, Inc. ("MLBFS") in the maximum commitment amount of $6,000,000, the proceeds of which were used to repay a former margin loan. Significant terms were (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; and (iii) collateral - 1,439,365 shares of ShowBiz common stock; and (iv) availability limited to 50% of the market value of the pledged shares of ShowBiz. In connection with an extension of the line of credit to April 25, 1996 the maximum commitment amount was reduced to $5,000,000. All other terms remain unchanged. The outstanding balance at October 31, 1995 was $5,000,000.

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

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

         7% Collateralized Senior Subordinated Debentures. On March 1, 1993, the Company completed an exchange offer whereby its 13.5% Debentures, as defined below, in the aggregate principal amount of $27,481,000 were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the" 7% Debentures"), and purchased $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital stock of certain wholly owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged shares consisted of 100% of the outstanding shares of common and preferred stock of Brookwood, 100% of the outstanding shares of common stock of Hallwood Hotels, Inc. and 35% of the outstanding shares of common stock of The Lido Beach Hotel, Inc. (which has been released in connection with the aforementioned sale of the hotel and repurchase of 7% Debentures). The common and preferred stock of Brookwood are also subject to a prior pledge in favor of Chase.

         During fiscal 1994 and 1995, the Company repurchased, at a discount, 7% Debentures having a principal value of $4,672,000. These repurchases satisfied the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the original issue ($4,122,000) prior to March 1998.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

         Interest on the 13.5% Debentures is payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in- kind by the issuance of $6,019,500 additional 13.5% Debentures and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was also paid in cash. Under the terms of its Trust Indenture, the Company is not obligated to pay future cash interest until August 15, 1998 and has no present intention of paying interest in cash until that time.

         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                               OCTOBER 31,      JULY 31,
                               DESCRIPTION                                         1995           1995
               ------------------------------------------                      -----------      -------
             7% Debentures (face value) . . . . . . . . . . . . . . . . . . . .   $22,808       $22,808
             Unrecognized gain from purchase and exchange, net of
                $1,465 and $1,325 accumulated amortization, respectively  . . .     2,755         2,895
                                                                                  -------       -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . . . . .   $25,563       $25,703
                                                                                  =======       =======

             13.5% Debentures (face value)
                1989 Series . . . . . . . . . . . . . . . . . . . . . . . . . .   $18,203       $18,203
                1991 Series . . . . . . . . . . . . . . . . . . . . . . . . . .     2,310         2,310
                1992 Series . . . . . . . . . . . . . . . . . . . . . . . . . .     2,389         2,389
                                                                                  -------       -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . . . . .   $22,902       $22,902
                                                                                  =======       =======

6.  INCOME TAXES

         The following is a summary of the income tax provision (in thousands):

                                                                                 THREE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                                --------------------
                                                                                1995           1994
                                                                                -----          -----
             Federal
                Deferred  . . . . . . . . . . . . . . . . . . . . . . . .       $  --           $450
                Current . . . . . . . . . . . . . . . . . . . . . . . . .          --             79
                                                                                -----          -----
                   Sub-total  . . . . . . . . . . . . . . . . . . . . . .          --            529

             State    . . . . . . . . . . . . . . . . . . . . . . . . . .          63             29
                                                                                -----          -----

                   Total  . . . . . . . . . . . . . . . . . . . . . . . .       $  63          $ 558
                                                                                =====          =====

         The federal deferred tax charge in the quarter ended October 31, 1994 is the result of a fluctuation in the valuation allowance arising from changes in the Company's tax planning strategies, primarily relating to a reduction in the market price of ShowBiz common stock. No federal deferred tax charge was recorded for the three months ended October 31, 1995. No federal current charge for the 1995 quarter was recorded. The federal current charge in the 1994 quarter related to the alternative minimum tax payable by HEC which files a separate federal tax return.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

         The amount of the deferred tax asset (net of the valuation allowance of $18,161,000) was $5,429,000 at October 31, 1995. The deferred tax asset arises principally from the anticipated utilization of net operating loss carryforwards and tax credits at the statutory tax rate and other tax planning strategies.

7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                           -------------------
                        DESCRIPTION                                         1995        1994
           -----------------------------------------                       -------     -------
         Supplemental schedule of noncash investing
            and financing activities:

            Recording of proportionate share of stockholders'
               equity transaction by ShowBiz  . . . . . . . . . . . . . .  $    18     $    47

         Supplemental disclosures of cash payments:

            Interest paid (including capitalized interest)  . . . . . . .  $ 4,146     $ 4,118
            Income taxes paid . . . . . . . . . . . . . . . . . . . . . .       63          82

8.  CHANGE IN YEAR END

         On October 12, 1995, the Board of Directors of the Company approved a change in the Company's fiscal year end from July 31 to December 31 to be effective December 31, 1995. The Company filed an Annual Report on Form 10-K for its fiscal year ended July 31, 1995, and this Quarterly Report on Form 10-Q for the quarter ending October 31, 1995. Its next periodic report to be filed with the Securities and Exchange Commission will be a transition report on Form 10-Q to be filed with respect to the period ending December 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The Company reported a net loss of $1,699,000 for the quarter ended October 31, 1995, compared to a net loss of $1,262,000 in the 1994 quarter. Total revenue was $25,302,000, compared to $25,744,000 in the prior-year quarter.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $1,066,000 for the quarter ended October 31, 1995 increased by $208,000 from the $858,000 in the year-ago quarter. The increase was primarily due to an increase in leasing fees earned from certain tenant lease renewals. Fee income is principally derived from the Company's asset management, property management, leasing and construction services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

         Rental income from the United Kingdom office-retail property in the amount of $191,000 in the current-year quarter increased 12% from $171,000 in the prior-year quarter due to higher occupancy of the retail space.

         Interest and discounts from mortgage loans for the quarter ended October 31, 1995 declined to $1,000, from the 1994 quarter amount of $71,000. The decline was a result of the sale or assignment of substantially all of the mortgage loan portfolio in the prior fiscal year.

         The loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss as reported by HRP. For the quarter ended October 31, 1995, the Company reported a $611,000 loss compared to an $8,000 loss in the quarter a year ago. The increased loss is due to recording a pro-rata share of losses in respect to the Company's additional investment in HRP limited partner units acquired in the prior fiscal year. Between March and July 1995, the Company acquired 323,575 additional limited partner units pursuant to HRP's reverse unit split and odd-lot buyback programs.

         Due to recording the Company's pro-rata share of losses reported by HRP as prescribed by equity accounting, the Company's carrying value of the 89,269 limited partner units acquired prior to March 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. See Note 2 to the Company's consolidated financial statements.

         Expenses. Administrative expenses increased 27% to $311,000 in the quarter ended October 31, 1995, compared to $244,000 in the year-ago quarter. The increase was primarily attributable to an increase in leasing commissions resulting from the aforementioned increased level of leasing activities.

         Depreciation and amortization expense of $243,000 for the quarter ended October 31, 1995 was the same as the year-ago quarter. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of HRC's general partner interest in HRP to the extent allocated to management rights.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)


         Interest expense decreased to $133,000 from $182,000 in the quarter ended October 31, 1995, due to lower interest costs from the term loan and lower interest costs on the reduced outstanding principal amount of the promissory note due in August 1996.

         The provision for losses and operating expenses were immaterial for the quarters ended October 31, 1995 and 1994, respectively.

    ENERGY.

         Revenue. The Company owns 78% of the common stock (on a fully diluted basis) of Hallwood Energy Corporation ("HEC"). HEC's general partner interest in Hallwood Energy Partners, L.P. ("HEP") entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and HEC also holds approximately 6.5% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportionate share of HEP's revenue and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

         For the quarter ended October 31, 1995, oil and gas revenues of $1,465,000 increased slightly, compared to $1,463,000 in the year-ago quarter. Oil revenue for the three months increased $36,000 to $623,000, due to an increase in production to 35,000 barrels from 34,000 barrels, combined with an increase in the average price per barrel to $17.80 from $17.26. Gas revenue for the three months decreased $34,000 to $842,000, primarily as a result of a decrease in the average gas price to $1.88 from $2.00 per mcf, partially offset by an increase in production to 449,000 mcf from 438,000 mcf. The increase in oil and gas production is a due to increased production from developmental drilling projects in West Texas, partially offset by normal production declines.

         The decrease in other income to $133,000 for the quarter ended October 31, 1995 from $157,000 in the prior-year quarter is comprised of numerous miscellaneous items, none of which are individually significant.

         Expenses. Depreciation, depletion, amortization and impairment expenses were $476,000 for the quarter ended October 31, 1995 compared to $500,000 in the year-ago quarter. The decrease is the result of lower capitalized costs in the fiscal 1996 period.

         Operating expenses increased $34,000 to $417,000 for the three months compared to $383,000 for the year-ago period due to increased maintenance activity during the current-year period.

         Administrative expenses increased by $198,000 to $384,000 for the three months compared to $186,000 for the year-ago period, due to increased insurance premiums and increased allocated internal overhead.

         Interest expense increased by $54,000 to $140,000 for the three months compared to $86,000 for the year-ago period as a result of HEC's borrowings under its line of credit acquired in May 1995.

         Minority interest, which represents the interest of other common and preferred shareholders in the net income (loss) of HEC, decreased in the current-year quarter, due to HEC's repurchase of its own shares from minority shareholders for treasury since the year-ago quarter and lower net income from energy operations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

    OPERATING SUBSIDIARIES.

    Textile products.

         Revenue. Sales increased $932,000 in the quarter ended October 31, 1995 to $17,918,000, compared to $16,986,000 in the year-ago quarter. The increase in sales was due to continued growth in the textile distribution business, partially offset by a decrease of Kenyon finishing plant revenues due to weak market conditions.

         Expenses. Cost of sales increased by $944,000 or 6.3%, compared to the 5.5% increase in sales for the quarter ended October 31, 1995 from the prior year quarter. The lower gross profit margin for the quarter (11.6% versus 12.4% for the quarters ended October 31, 1995 and 1994, respectively) was principally the result of competitive pressures in a weakening market and a change in product mix with lower gross profits in the distribution businesses.

          Administrative and selling expenses decreased $50,000 in the quarter to $1,886,000 from the year-ago quarter, as a result of cost control efforts. The $29,000 increase in interest expense for the quarter ended October 31, 1995 to $189,000 was the result of higher average borrowings and lower interest income than in the prior-year period.

    Hotels

         Revenue. Hotel revenues of $4,947,000 in the quarter ended October 31, 1995 decreased by $746,000, from the year-ago quarter amount of $5,693,000. The decrease is primarily attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel. Considering only the five hotels operated by the Company which were owned during both the 1995 and 1994 quarters, revenues increased by $172,000. This increase reflects the Company's election to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs as a percentage of revenues. The higher rates were made possible by the Company's intensive capital expenditure program begun in fiscal 1993.

         Expenses. Operating expenses of $4,271,000 for the quarter ended October 31, 1995 decreased by $542,000 from the year-ago quarter amount of $4,813,000. The decrease was also due to the aforementioned sale of the Lido Beach Holiday Inn hotel. On a comparable basis, operating expenses increased $150,000 for the quarter. Depreciation and amortization expense decreased $97,000 during the quarter, reflecting the sale of the Lido Beach Holiday Inn hotel, partially offset by additional depreciation from recent capital expenditures at the remaining properties. Interest expense during the quarter decreased by $177,000 compared to the year-ago quarter, due to the payoff of the term loan.

    ASSOCIATED COMPANY

         Revenue. Associated company income for the quarter ended October 31, 1995 was $61,000 compared to income of $201,000 in the prior-year quarter. The decrease is due to a 1.9% decline in comparable store sales and lower operating margins for ShowBiz's Chuck E. Cheese restaurants. The Company records its pro-rata share of ShowBiz results using the equity accounting method.

         Expenses. Interest expense of $198,000 for the quarter ended October 31, 1995 increased from the year-ago amount of $181,000, due to an increase in rate on the line of credit, offset by a decline in the average outstanding balance.

    Other

         Revenue. Fee income in the current year quarter of $106,000 was the same as the prior-year quarter amount. Interest on short-term investments and other income of $25,000 for the current-year quarter, compares

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

    to the prior year quarter amount of $46,000. The level of interest income varies dependent on the average level of invested cash balances and the average interest rate.

         Expenses. The Company's net interest expense in the amount of $1,039,000 for the quarter ended October 31, 1995 decreased from the prior-year quarter amount of $1,070,000, due to the repurchase and retirement of approximately $2,500,000 principal amount of 7% Debentures in the prior fiscal year.

         Administrative expenses, of $669,000 for the quarter increased from the comparable quarter amount of $468,000. The $201,000 increase is attributable to various professional fees.

         Income taxes. The prior-year quarter's federal deferred tax charge was the result of a fluctuation in the valuation allowance arising from changes in the Company's tax planning strategies, relating to a reduction in the market price of ShowBiz common stock. No federal deferred or current tax charge was recorded for the current-year quarter. The prior-year quarter's federal current charge relates to amounts payable by HEC for the alternative minimum tax.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of July 31, 1995, the Company had approximately $67,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,000,000 of the NOLs prior to their ultimate expiration in the year 2010.

         Management believes that the Company has certain tax planning strategies available, which include the potential sale of its ShowBiz shares, hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a significant portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for significant utilization of the NOLs. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitations.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at October 31, 1995 totaled $1,552,000.

         Although the Company's ShowBiz shares, having a market value of approximately $21,856,000 at October 31, 1995 (based upon the closing price on such date of $12.25 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,000,000 line of credit and the $4,000,000 promissory note.

         The Company's real estate segment generates funds principally from its property management activities, without significant additional capital costs. At October 31, 1995, the Company's remaining office-retail property was fully leveraged. Although the term loan has been extended to January 1996, management believes it can be further extended or refinanced for at least the present amount outstanding, if the property is not sold as anticipated in December 1995. Management expects that the sale will add significant liquidity to working capital and will not adversely effect future operations of the Company.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                  (UNAUDITED)

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $5,350,000 at October 31, 1995. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In May 1995, HEC obtained a $1,500,000 line of credit from a bank and subsequently borrowed $1,200,000. The line of credit is secured by the publicly-traded limited partner units it holds in HEP. HEC has no unused borrowing capacity under its line of credit at October 31, 1995.

         Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At October 31, 1995, Brookwood had $1,195,000 of unused borrowing capacity on its line of credit.

         The Company's hotel segment generates cash flow from operating five hotels (one Holiday Inn in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). The sale of hotel properties may also provide a source of liquidity; however, sales transactions may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing.

         The Company has no availability under its line of credit secured by ShowBiz common stock which has been extended until April 1996. Management believes that the line of credit can be extended prior to maturity on comparable financial terms.

         The Company hopes to be able to reinvest the proceeds of asset sales to increase profits and cash flows, and also to retire debentures and /or equity from time to time through open market purchases or negotiated transactions.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item
----
    1    Legal Proceedings

         Reference is made to Note 3 to the Company's consolidated financial statements for discussion of pending litigation matters.

    2    Changes in Securities                                                                    None

    3    Defaults upon Senior Securities                                                          None

    4    Submission to Matter to a Vote of Security Holders                                       None

    5    Other Information                                                                        None

    6    Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (i) 11 Statement Regarding Computation of Per Share Earnings

             (ii)  27 Financial Data Schedule

         (b) Reports on Form 8-K                                                                  None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE HALLWOOD GROUP INCORPORATED



Dated:  December 13, 1995               By:        /s/ Melvin J. Melle
                                            -----------------------------------
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                     Accounting Officer)

                              INDEX TO EXHIBITS


    Exhibit      Description
    -------      -----------

    11           Statement Regarding Computation of Per Share Earnings

    27           Financial Data Schedule