Form 10-Q
period 1995-12-31
HALLWOOD GROUP INC
filed 1996-03-05
CIK 355766

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             ------------------

                                  Form 10-Q



MARK ONE

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD from  August 1, 1995  TO  December 31, 1995


For the Period Ended December 31, 1995           Commission File Number:  1-8303

                             ------------------

                        The Hallwood Group Incorporated
             (Exact name of registrant as specified in its charter)


                             ------------------

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

                 1,594,344 shares of Common Stock, $.10 par value per share, were outstanding at January 31, 1996, including 267,709 shares owned by the Company's Hallwood Energy Corporation subsidiary.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


     ITEM NO.                          PART I - FINANCIAL INFORMATION                               PAGE
     --------                          ------------------------------                               ----
        1          Financial Statements:

                   Consolidated Balance Sheets as of December 31, 1995
                      and July 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .          3-4
                   Consolidated Statements of Operations for the
                      Five Months Ended December 31, 1995 and 1994  . . . . . . . . . . . . .          5-6

                   Consolidated Statements of Operations for the
                      Two Months Ended December 31, 1995 and 1994   . . . . . . . . . . . . .          7-8

                   Consolidated Statements of Cash Flows for the Five Months
                      Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . .            9

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .        10-16

        2          Managements's Discussion and Analysis of
                      Financial Condition and Results of Operations   . . . . . . . . . . . .        17-22


                                               PART II - OTHER INFORMATION
                                               ---------------------------

     1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        23-53

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                               DECEMBER 31,       JULY 31,
                                                                                   1995             1995
                                                                              --------------     ----------
                                                                                (UNAUDITED)       (AUDITED)
ASSET MANAGEMENT
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   9,406      $  10,517
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          455            353
      Mortgage loans, net   . . . . . . . . . . . . . . . . . . . . . . . . .           59             86
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           --          7,931
                                                                                 ---------      ---------
                                                                                     9,920         18,887

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .        9,839          9,856
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        2,236          1,859
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,407          1,415
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,122          1,298
                                                                                 ---------      ---------
                                                                                    14,604         14,428
                                                                                 ---------      ---------

          Total asset management assets . . . . . . . . . . . . . . . . . . .       24,524         33,315

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,735         15,456
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,938         12,126
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,709          8,782
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,092            976
                                                                                 ---------      ---------
                                                                                    34,474         37,340

   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,498         11,055
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        2,195          2,198
                                                                                 ---------      ---------
                                                                                    12,693         13,253
                                                                                 ---------      ---------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       47,167         50,593

ASSOCIATED COMPANY
      Investment in ShowBiz.  . . . . . . . . . . . . . . . . . . . . . . . .       16,490         16,511

OTHER
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        5,929          5,429
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        3,339          5,824
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          688            570
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .           96            133
                                                                                 ---------      ---------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .       10,052         11,956
                                                                                 ---------      ---------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  98,233      $ 112,375
                                                                                 =========      =========




          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31,       JULY 31,
                                                                                   1995             1995
                                                                              --------------     ----------
ASSET MANAGEMENT                                                                (UNAUDITED)       (AUDITED)
   REAL ESTATE
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,037      $   5,997
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          240            334
                                                                                 ---------      ---------
                                                                                     1,277          6,331
   ENERGY
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .        5,366          5,056
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,293          5,336
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .        2,857          2,357
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,125            950
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          106            102
                                                                                 ---------      ---------
                                                                                    12,747         13,801
                                                                                 ---------      ---------
          Total asset management liabilities  . . . . . . . . . . . . . . . .       14,024         20,132

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,300         11,315
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        6,586          6,534
                                                                                 ---------      ---------
                                                                                    14,886         17,849
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,432          5,469
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        2,238          1,977
                                                                                 ---------      ---------
                                                                                     7,670          7,446
                                                                                 ---------      ---------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .       22,556         25,295

ASSOCIATED COMPANY
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,000          9,000
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .           63             55
                                                                                 ---------      ---------
          Total associated company liabilities  . . . . . . . . . . . . . . .        9,063          9,055

OTHER
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .       25,469         25,703
      13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . .       22,855         22,902
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .        3,657          4,965
                                                                                 ---------      ---------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .       51,981         53,570
                                                                                 ---------      ---------

          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .       97,624        108,052

REDEEMABLE PREFERRED STOCK
      Series B, $.10 par value; 250,000 shares issued and outstanding;
           stated at redemption value . . . . . . . . . . . . . . . . . . . .        1,000          1,000

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $.10 par value; 250,000 shares issued and outstanding            --             --
      Common stock, $.10 par value; issued 1,597,204 shares at both dates;
          outstanding 1,326,635 and 1,344,910 shares, respectively  . . . . .          160            160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       57,210         57,142
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .      (50,963)       (47,698)
      Equity adjustment from foreign currency translation   . . . . . . . . .           --            329
      Treasury stock, 270,569 and 252,294 shares, respectively, at cost   . .       (6,798)        (6,610)
                                                                                 ---------      ---------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . . . . . . .         (391)         3,323
                                                                                 ---------      ---------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  98,233      $ 112,375
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     FIVE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                   1995             1994
                                                                                ------------     -----------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,744       $  1,409
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          298            292
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . .            2            122
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . .         (833)           (30)
                                                                                 ---------       --------
                                                                                     1,211          1,793

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          517            384
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          405            405
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          303            301
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .          101             11
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           17              9
                                                                                 ---------       --------
                                                                                     1,343          1,110
                                                                                 ---------       --------
          Income (loss) from real estate operations . . . . . . . . . . . . .         (132)           683

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        2,980          2,816
      Other income (including intercompany amount of $115 in 1994)  . . . . .          169             97
                                                                                 ---------       --------
                                                                                     3,149          2,913

      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .          887          1,058
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          801            694
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          704          1,025
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          289            171
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .          192            (13)
                                                                                 ---------       --------
                                                                                     2,873          2,935
                                                                                 ---------       --------
          Income (loss) from energy operations  . . . . . . . . . . . . . . .          276            (22)
                                                                                 ---------       --------

          Income from asset management operations . . . . . . . . . . . . . .          144            661

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,229         28,721

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,824         25,222
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        3,091          3,254
      Interest (including intercompany amount of $16 in 1994)   . . . . . . .          307            270
                                                                                 ---------       --------
                                                                                    28,222         28,746
                                                                                 =========       ========
          Income (loss) from textile products operations  . . . . . . . . . .            7            (25)



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     FIVE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                   1995              1994
                                                                                -----------      -----------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   8,073        $ 9,391
      Management fee income   . . . . . . . . . . . . . . . . . . . . . . . .           --            101
                                                                                 ---------        -------
                                                                                     8,073          9,492

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        7,163          8,057
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          943          1,089
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          220            527
                                                                                 ---------        -------
                                                                                     8,326          9,673
                                                                                 ---------        -------
          Loss  from hotel operations . . . . . . . . . . . . . . . . . . . .         (253)          (181)
                                                                                 ---------        -------

          Loss  from operating subsidiaries . . . . . . . . . . . . . . . . .         (246)          (206)

ASSOCIATED COMPANY
      Loss from investment in ShowBiz   . . . . . . . . . . . . . . . . . . .          (88)          (477)

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          310            284
                                                                                 ---------        -------

          Loss from associated company  . . . . . . . . . . . . . . . . . . .         (398)          (761)

OTHER
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          177            177
      Interest on short-term investments and other income   . . . . . . . . .           56             84
                                                                                 ---------        -------
                                                                                       233            261

      Interest (net of intercompany amount of $131 in 1994)   . . . . . . . .        1,728          1,851
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .        1,594          2,516
                                                                                 ---------        -------
                                                                                     3,322          4,367
                                                                                 ---------        -------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,089)        (4,106)
                                                                                 ---------        -------

      Loss before income taxes and extraordinary gain   . . . . . . . . . . .       (3,589)        (4,412)
      Income taxes (benefit)  . . . . . . . . . . . . . . . . . . . . . . . .         (299)           617
                                                                                 ---------        -------

      Loss before extraordinary gain  . . . . . . . . . . . . . . . . . . . .       (3,290)        (5,029)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .           25             --
                                                                                 ---------        -------

NET LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (3,265)       $(5,029)
                                                                                 =========        =======

PER COMMON SHARE (PRIMARY)
      Loss before extraordinary gain  . . . . . . . . . . . . . . . . . . . .     $  (2.47)      $  (3.67)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .         0.02             --
                                                                                 ---------        -------
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (2.45)       $ (3.67)
                                                                                 =========        =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      TWO MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                --------------------------
                                                                                   1995             1994
                                                                                -----------     ----------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   678        $   551
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          107            121
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . .            1             51
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . .         (222)           (22)
                                                                                   -------        -------
                                                                                       564            701

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          206            140
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          170            119
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          162            162
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .          101             --
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           (1)             2
                                                                                   -------        -------
                                                                                       638            423
                                                                                   -------        -------
          Income (loss) from real estate operations . . . . . . . . . . . . .          (74)           278

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        1,515          1,353
      Other income (loss) (including intercompany amount of $57 in 1994)  . .           36            (60)
                                                                                   -------        -------
                                                                                     1,551          1,293

      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .          411            558
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          384            311
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          320            839
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          149             85
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .          142           (147)
                                                                                   -------        -------
                                                                                     1,406          1,646
                                                                                   -------        -------
          Income (loss) from energy operations  . . . . . . . . . . . . . . .          145           (353)
                                                                                   -------        -------

          Income (loss) from asset management operations  . . . . . . . . . .           71            (75)

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,311         11,735

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,992         10,334
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        1,205          1,318
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          118            110
                                                                                   -------        -------
                                                                                    10,315         11,762
                                                                                   -------        -------
          Loss from textile products operations . . . . . . . . . . . . . . .           (4)           (27)


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      TWO MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                               ----------------------------
                                                                                   1995             1994
                                                                               ------------     -----------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    3,126        $ 3,768
      Management fee income   . . . . . . . . . . . . . . . . . . . . . . . .           --             31
                                                                                ----------        -------
                                                                                     3,126          3,799

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        2,892          3,244
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          392            441
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           89            219
                                                                                ----------        -------
                                                                                     3,373          3,904
                                                                                ----------        -------
          Loss  from hotel operations . . . . . . . . . . . . . . . . . . . .         (247)          (105)
                                                                                ----------        -------

          Loss  from operating subsidiaries . . . . . . . . . . . . . . . . .         (251)          (132)

ASSOCIATED COMPANY
      Loss from investment in ShowBiz   . . . . . . . . . . . . . . . . . . .         (149)          (678)

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          112            102
                                                                                ----------        -------

          Loss from associated company  . . . . . . . . . . . . . . . . . . .         (261)          (780)

OTHER
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           71             71
      Interest on short-term investments and other income   . . . . . . . . .           31             37
                                                                                ----------        -------
                                                                                       102            108

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          925          2,047
      Interest (net of intercompany amount of $57 in 1994)  . . . . . . . . .          689            781
                                                                                ----------        -------

                                                                                     1,614          2,828
                                                                                ----------        -------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,512)        (2,720)
                                                                                ----------        -------

      Loss before income taxes and extraordinary gain   . . . . . . . . . . .       (1,953)        (3,707)
      Income taxes (benefit)  . . . . . . . . . . . . . . . . . . . . . . . .         (362)            60
                                                                                ----------        -------

      Loss before extraordinary gain  . . . . . . . . . . . . . . . . . . . .       (1,591)        (3,767)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .           25             --
                                                                                ----------        -------

NET LOSS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (1,566)       $(3,767)
                                                                                ==========        =======

PER COMMON SHARE (PRIMARY)
      Loss before extraordinary gain  . . . . . . . . . . . . . . . . . . . .   $    (1.20)       $ (2.75)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .         0.02             --
                                                                                ----------        -------
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    (1.18)       $ (2.75)
                                                                                ==========        =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      FIVE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                   1995              1994
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(3,265)          $(5,029)
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .      2,705             3,014
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . .     (1,789)           (1,787)
      Undistributed income from energy affiliate  . . . . . . . . . . . . . .     (1,592)           (1,242)
      Distributions from energy affiliate   . . . . . . . . . . . . . . . . .      1,332             1,338
      Equity in net loss of  real estate affiliate and associated company   .        921               507
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . .       (500)              450
      Amortization of deferred gain from debenture exchange   . . . . . . . .       (234)             (227)
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .        101                11
      Gain from extinguishment of debt  . . . . . . . . . . . . . . . . . . .        (25)               --
      Proceeds from collections of mortgage loans   . . . . . . . . . . . . .          2               176
      Amortization of mortgage loan discounts   . . . . . . . . . . . . . . .         --               (20)
      Net change in textile products assets and liabilities   . . . . . . . .      2,817               883
      Net change in energy assets and liabilities   . . . . . . . . . . . . .       (287)             (222)
      Net change in other assets and liabilities  . . . . . . . . . . . . . .        226               397
                                                                                 -------           -------

          Net cash provided by (used in) operating activities . . . . . . . .        412            (1,751)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate and hotel assets   . . . . . . . . . . .      7,610             1,464
   Capital expenditures for hotels and real estate  . . . . . . . . . . . . .       (402)             (819)
   Investments in textile products property and equipment   . . . . . . . . .       (371)             (590)
   Investments in energy property and equipment   . . . . . . . . . . . . . .       (126)              (17)
   Net change in restricted cash for investing activities   . . . . . . . . .         37                28
   Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . . . .         (1)               --
   Proceeds from sale of marketable securities  . . . . . . . . . . . . . . .         --               610
   Proceeds from sale of insurance contracts  . . . . . . . . . . . . . . . .         --               229
                                                                                 -------           -------

          Net cash provided by investing activities . . . . . . . . . . . . .      6,747               905

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . .        250               245
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . .     (8,066)           (2,477)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . .     (1,189)               --
   Payment of dividends to minority stockholders of energy subsidiary   . . .       (429)               --
   Purchase of common stock for treasury  . . . . . . . . . . . . . . . . . .       (188)               --
   Repurchase of 13.5% Debentures   . . . . . . . . . . . . . . . . . . . . .        (22)               --
   Net change in restricted cash for financing activities   . . . . . . . . .         --               693
                                                                                 -------           -------

          Net cash (used in) financing activities . . . . . . . . . . . . . .     (9,644)           (1,539)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . .         --               (48)
                                                                                 -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .     (2,485)           (2,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .      5,824             5,728
                                                                                 -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .    $ 3,339           $ 3,295
                                                                                 =======           =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

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

         In October 1995 the Company announced its intention to change its fiscal year end from July 31 to December 31, effective December 31,1995. This Form 10-Q is a transition report and covers the transition period for the Company's five month period from August 1, 1995 through December 31, 1995, and the six month period from July 1, 1995 through December 31, 1995 for its HEC subsidiary and ShowBiz affiliate. The Company's next filing with the Securities and Exchange Commission will be on Form 10-Q for the quarter ended March 31, 1996.

         Share and per share amounts have been adjusted for the one-for-four reverse stock split effected on June 28, 1995.

2.  INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN
    THOUSANDS):


                                              AS OF DECEMBER 31, 1995                                   LOSS FROM INVESTMENTS
                                           ----------------------------  AMOUNT AT WHICH CARRIED AT  FOR THE FIVE MONTHS ENDED
                                                              COST OR    --------------------------        DECEMBER 31,
         BUSINESS SEGMENTS AND                NUMBER OF      ASCRIBED    DECEMBER 31,    JULY 31,    -------------------------
        DESCRIPTION OF INVESTMENT          UNITS OR SHARES     VALUE         1995          1995          1995         1994
        -------------------------          ---------------  -----------  ------------  ------------  -----------  ------------
         ASSET MANAGEMENT
         REAL ESTATE AFFILIATE
           HALLWOOD REALTY PARTNERS, L.P. (A)
           - General partner interest . .             --     $  8,650     $  5,841        $  6,166      $  (47)      $ (30)

           - Limited partner units  . . .        412,844        5,377        3,565           4,351        (786)         --
                                                             --------     --------        --------      ------       -----

              Totals  . . . . . . . . . .                    $ 14,027     $  9,406        $ 10,517      $ (833)      $ (30)
                                                             ========     ========        ========      ======       =====

         ASSOCIATED COMPANY

           SHOWBIZ PIZZA TIME, INC. (B)
           - Common stock . . . . . . . .      1,784,193     $  5,438     $ 16,490        $ 16,511      $  (88)      $(477)
                                                             ========     ========        ========      ======       =====

         (A) At December 31, 1995, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 24% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

             The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The former owner initially retained the property management rights for a three-year period following the Company's acquisition of the general partner interest on November 1, 1990. On June 1, 1991, the Company purchased the retained property management rights from the former owner for the balance of the three-year period and has fully amortized the $2,475,000 cost. Beginning November 1, 1993, the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the five months ended December 31, 1995 and 1994 such amortization was $280,000, respectively.

             Due to recording the pro rata share of losses reported by HRP as prescribed by equity accounting, the Company's carrying value of the 89,269 limited partner units acquired prior to March 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. As further discussed in Note 4, the Company has pledged these 89,269

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

             limited partner units to collateralize the promissory note, due March 1998, in the original principal amount of $500,000.

             During the period March through July 1995, the Company acquired 323,575 additional HRP limited partner units for $4,472,000. The Company recorded its pro rata share of HRP's losses relating to these limited partner units in the amount of $786,000 for the five months ended December 31, 1995.

         (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") on the equity method of accounting. The Company also records its pro rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $67,000 for the five months ended December 31, 1995.

             At December 31, 1995, the Company owned approximately 15% of ShowBiz, all of which is pledged to secure certain loans payable discussed in Note 4.

         The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at December 31, 1995 were:

                                                                         AMOUNT PER SHARE
                                                                      ----------------------
              SECURITY DESCRIPTION                                     MARKET       CARRYING
              AND (QUOTRON SYMBOL)                                      PRICE        VALUE
          ----------------------------                               ----------    ----------
         HRP limited partner units (HRY)  . . . . . . . . . . . .       $16.50        $8.64
         ShowBiz common shares (SHBZ) . . . . . . . . . . . . . .        12.12         9.24

    The general partner interest in HRP is not publicly traded.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 19 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

4.  LOANS PAYABLE

    Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                        DECEMBER 31,      JULY 31,
                                                                            1995            1995
                                                                       -------------   -------------
         Real Estate
           Promissory note, 8%, due March 1998  . . . . . . . . . . .    $    600        $    500
           Promissory note, 7.5%, due August 1996 . . . . . . . . . .         437             750
           Term loan, libor + 2.5%, due January 1996  . . . . . . . .          --           4,747
                                                                         --------        --------
                                                                            1,037           5,997
         Energy
           Line of credit, prime + 2%, due September 1999 . . . . . .       1,125             950

         Textile Products
           Revolving credit facility, prime + .5%, due August 1997  .       8,100          11,030
           Equipment loan, 10%, due December 1996 . . . . . . . . . .         200             285
                                                                         --------        --------
                                                                            8,300          11,315
         Hotels
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . .       5,099           5,136
           Non-interest bearing obligation, due March 1997  . . . . .         333             333
                                                                         --------        --------
                                                                            5,432           5,469
         Associated Company
           Line of credit, prime + .75%, due April 1996 . . . . . . .       5,000           5,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . .       4,000           4,000
                                                                         --------        --------
                                                                            9,000           9,000
                                                                         --------        --------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .    $ 24,894        $ 32,731
                                                                         ========        ========

    Further information regarding loans payable is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note in March 1994. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $11.25 per unit, but in no event more than an additional $500,000 (the "Participation Amount"). As the per unit price was $16.50 at December 31, 1995, the Company has increased the term note by $100,000 for this contingent obligation by a corresponding charge to interest expense.

         Promissory Note. The Company issued a promissory note in the amount of $1,500,000 to the agent for plaintiffs in the litigation styled Equitec Roll-up Litigation, discussed in Note 19 to the Company's Form 10-K for the fiscal year ended July 31, 1995. Monthly payments include $62,500 of principal amortization. The outstanding balance at December 31, 1995 was $437,000. The note is collateralized by 187,500 shares of common stock of HEC.

         Term Loan. The term loan was paid off upon sale of the office-retail property in December 1995.

    Energy

         Line of credit. In May 1995, Hallwood Energy Corporation ("HEC") entered into a line of credit facility with a bank in the maximum commitment amount of $1,500,000. Interest is paid monthly and principal amortization of $75,000 is paid quarterly. The interest rate was 10.5% at December 31, 1995. The facility limits dividends to $3.50 per share per annum. Availability is limited to 50% of the market value of HEC's

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

    pledged HEP units at the date additional borrowings are made, subject to the maximum of $1,500,000. HEC presently has no additional borrowing capacity under this facility. The outstanding balance at December 31, 1995 was $1,125,000.

         Included in the consolidated balance sheets are HEC's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $5,366,000.

    Textile Products

         Revolving credit facility. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000 (the "Brookwood Revolver"). The Brookwood Revolver is collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 1997, reduce the interest to one-half percent over prime or libor plus 2.25%, permit the repayment of the Company's $1,000,000 balance of bridge financing and change certain of the financial covenants. The interest rate and outstanding balance at December 31, 1995 were 8.20% and $8,100,000, respectively. Brookwood had $1,440,000 of additional borrowing capacity  at December 31, 1995.

         Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at December 31, 1995 was $200,000.

    Hotels

         Term loan. In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma Residence Inn hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; (iv) maintenance of a 4% capital reserve; and (v) repayment prohibition until after June 30, 1996. The outstanding balance at December 31, 1995 was $5,099,000.

         Non-interest bearing obligation. A $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement described in
    Note 8 of the Company's 1995 Form 10-K, and is payable in three equal annual installments in the amount of $166,667. The first installment was paid on March 8, 1995, with the remaining two installments due on March 8, 1996 and 1997. The outstanding balance at December 31, 1995 was $333,000.

    Associated Company

         Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services, Inc. ("MLBFS") in the maximum commitment amount of $6,000,000, the proceeds of which were used to repay a former margin loan. Significant terms were (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; (iii) collateral - 1,439,365 shares of ShowBiz common stock; and (iv) availability limited to 50% of the market value of the pledged shares of ShowBiz. In connection with an extension of the line of credit to April 25, 1996, the maximum commitment amount was reduced to $5,000,000. All other terms remain unchanged. Management believes that the line of credit will be extended prior to maturity on comparable financial terms. The interest rate and outstanding balance at December 31, 1995 were 9.25% and $5,000,000, respectively.

         Promissory note. The Company issued a $4,000,000 note payable to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

    maturity date - March 8, 1997; (ii) interest rate - 5% fixed; and (iii) collateral - 344,828 shares of ShowBiz common stock.

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

         7% Collateralized Senior Subordinated Debentures. On March 1, 1993, the Company completed an exchange offer whereby $27,481,000 of its 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the" 7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a prior pledge in favor of Chase.

         Since 1994, the Company has repurchased 7% Debentures having a principal value of $4,673,000. These repurchases satisfied the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the original issue ($4,122,000) prior to March 1998.

         13.5% Subordinated Debentures. On May 15, 1989, the Company distributed to its stockholders $46,318,600 aggregate principal amount of an original issue (the "1989 Series") of its 13.5% Subordinated Debentures, due July 31, 2009 (the "13.5% Debentures"). The Company had authorized the issuance of up to $100,000,000 aggregate principal amount of 13.5% Debentures. The 13.5% Debentures are subordinate to bank borrowings, guarantees of the Company and other "Senior Indebtedness" (as defined in the indenture relating to the 13.5% Debentures).

         Interest on the 13.5% Debentures is payable annually, on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in- kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was also paid in cash.
    Under the terms of its Trust Indenture, the Company is not obligated to pay future cash interest until August 15, 1998, and has no present intention of paying interest in cash until that time.

         In December 1995, the Company repurchased 13.5% Debentures having a principal value of $46,700 for $21,100, resulting in an extraordinary gain from debt extinguishment of $25,600.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                            DECEMBER 31,      JULY 31,
                               DESCRIPTION                                     1995            1995
               ------------------------------------------                  ------------    ------------
             7% Debentures (face value) . . . . . . . . . . . . . . . . .     $22,808        $22,808
             Unrecognized gain from purchase and exchange, net of
                $1,559 and $1,325 accumulated amortization, respectively        2,661          2,895
                                                                              -------        -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $25,469        $25,703
                                                                              =======        =======

             13.5% Debentures (face value)
                1989 Series . . . . . . . . . . . . . . . . . . . . . . .     $18,203        $18,203
                1991 Series . . . . . . . . . . . . . . . . . . . . . . .       2,292          2,310
                1992 Series . . . . . . . . . . . . . . . . . . . . . . .       2,360          2,389
                                                                              -------        -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $22,855        $22,902
                                                                              =======        =======

6.  INCOME TAXES

         The following is a summary of the income tax expense (benefit) (in thousands):

                                                                                 FIVE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                1995           1994
                                                                              --------       --------
             Federal
                Deferred (benefit)  . . . . . . . . . . . . . . . . . . .     $  (500)        $  450
                Current . . . . . . . . . . . . . . . . . . . . . . . . .           6             33
                                                                              -------         ------
                   Sub-total  . . . . . . . . . . . . . . . . . . . . . .        (494)           483

             State    . . . . . . . . . . . . . . . . . . . . . . . . . .         195            134
                                                                              -------         ------

                   Total  . . . . . . . . . . . . . . . . . . . . . . . .     $  (299)        $  617
                                                                              =======         ======

         The federal deferred tax (benefit) of $500,000 in 1995 was recorded by the Company's HEC subsidiary, primarily as a result of a reduction in the valuation allowance. T he federal deferred tax charge of $450,000 in 1994 was recorded by the Company, and was the result of a fluctuation in the valuation allowance arising from changes in the Company's tax planning strategies, primarily relating to a reduction in the market price of ShowBiz common stock. The federal current charge in the 1995 and 1994 periods relate to the alternative minimum tax payable by HEC which was required to file a separate federal tax return.

         As a result of the Company's purchase of approximately 37,000 additional HEC common shares in the October through December 1995 period, and the December 31, 1995 conversion of 356,000 shares of HEC preferred stock into 356,000 shares of common stock, the Company owns 80% of the common stock of HEC. Beginning January 1, 1996 HEC will be included in the consolidated income tax returns of the Company. Prior to January 1, 1996, HEC was an independent entity for tax reporting purposes, although it has been a consolidated subsidiary for financial reporting purposes since May 1990. As of December 31, 1995, HEC had estimated net operating loss carryforwards ("NOLs") of $108,000,000, in addition to various other tax credits and carryforwards. A related valuation allowance was recorded, based upon HEC's expectations regarding the utilization of such NOLs, to reduce the value of the reported tax benefit to $500,000. In accordance with federal tax laws and regulations governing consolidated groups, these NOLs and tax carryforwards must remain at the subsidiary level.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)


         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the consolidated deferred tax asset (net of valuation allowance) was $5,929,000 at December 31, 1995. The deferred tax asset arises principally from the anticipated utilization of NOLs and tax credits from the implementation of various tax planning strategies.

7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                             FIVE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                           ---------------------
                        DESCRIPTION                                          1995         1994
           -----------------------------------------                       --------     --------
         Supplemental schedule of noncash investing
            and financing activities:

            Recording of proportionate share of stockholders'
               equity transaction by ShowBiz  . . . . . . . . . . . . . .  $    67      $    96
            Real estate acquired through foreclosure  . . . . . . . . . .       25           --

         Supplemental disclosures of cash payments:

            Interest paid (including capitalized interest)  . . . . . . .  $ 4,645      $ 5,143
            Income taxes paid . . . . . . . . . . . . . . . . . . . . . .       95          185

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The Company reported a net loss of $1,566,000 for the two months ended December 31, 1995, compared to a net loss of $3,767,000 in the 1994 period. Total revenue was $15,505,000, compared to $16,958,000 in the prior-year period. The net loss of $3,265,000 for the five months in 1995, compares to a net loss of $5,029,000 in the prior- year period.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $678,000 for the two months ended December 31, 1995 increased by $127,000, or 23%, from the $551,000 in the prior-year period. Fee income of $1,744,000 for the five months increased by $335,000 from the prior-year period. Fee income is principally derived from the Company's asset management, property management, leasing and construction services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP"). The increases were primarily due to an increase in leasing fees.

         Rental income from the United Kingdom office-retail property in the 1995 two-month period decreased to $107,000 or 12% from $121,000 in the 1994 period, due to a tenant receivable write-off in fiscal 1995. Rental income for the five month period increased slightly to $298,000 from $292,000 in the comparable 1994 period. The office-retail property was sold on December 28, 1995.

         Interest and discounts from mortgage loans for the two months ended December 31, 1995 declined to $1,000, from the 1994 amount of $51,000. The comparative five month amounts were $2,000 and $122,000, respectively. The declines were a result of the sale or assignment of substantially all of the mortgage loan portfolio in the prior fiscal year.

         The loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss as reported by HRP. For the two months ended December 31, 1995, the Company reported a $222,000 loss compared to a $22,000 loss in the period a year ago. The comparative five month loss was $833,000 and $30,000, respectively. The increased losses result from the Company's additional investment in HRP limited partner units acquired in
    the prior fiscal year.    Between March and July 1995, the Company acquired
    323,575 additional limited partner units, pursuant to HRP's reverse unit split and commission-free, odd-lot buyback programs. The Company will continue to recognize significant non-cash, equity losses from its HRP investment, until the book value of the limited partner units is reduced to zero.

         Similarly, the Company's carrying value of the 89,269 HRP limited partner units acquired prior to March 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. See Note 2 to the Company's consolidated financial statements.

         Expenses. Administrative expenses increased 47% to $206,000 in the two months ended December 31, 1995, compared to $140,000 in the year-ago period. Administrative expenses for the fiscal 1995 five month period increased to $517,000 from $384,000 in the comparable prior-year period. The increases were primarily attributable to additional leasing commission expense.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Interest expense increased to $170,000 from $119,000 in the two months ended December 31, 1995. The comparative five month amounts were $303,000 and $301,000 for the 1995 and 1994 periods, respectively. The increase is due to recording $100,000 of contingent interest on the $500,000 promissory note due March 1998 (see also Note 4), partially offset by lower costs for the office-retail property.

         Depreciation and amortization expense of $162,000 for the two months ended December 31, 1995 and $405,000 for the five month period were the same as the corresponding fiscal 1994 periods. Depreciation expense relates to the office-retail property. Amortization expense relates to the cost of HRC's general partner interest in HRP to the extent allocated to management rights.

         On December 28, 1995, the Company completed the sale of the office-retail property located in the United Kingdom for $7,543,000 (L.4,850,000). A provision for loss of $101,000 was recorded in connection with the sale. The provision for loss of $11,000 in the 1994 period is a result of the August 1994 sale of a land parcel in Flint, Michigan.

         Operating expenses were immaterial in both the two and five month periods ended December 31, 1995 and 1994.

    ENERGY.

         Revenue. Following the December 1995 conversion of its HEC preferred stock investment into common stock, the Company owns 80% of the common stock of HEC. HEC's general partner interest in Hallwood Energy Partners, L.P. ("HEP") entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and it also holds approximately 6.5% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportionate share of HEP's revenue and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

         For the two months ended December 31, 1995, oil and gas revenues of $1,515,000 increased 12%, compared to $1,353,000 in the year-ago period. For the five months, the comparison of oil and gas revenues was $2,980,000 in the current year and $2,816,000 in the year-ago period. Oil revenue for the five months increased $106,000 to $1,191,000, due to an increase in production to 68,000 barrels from 63,000 barrels, combined with an increase in the average price per barrel to $17.51 from $16.19. Gas revenue for the five months increased $58,000 to $1,789,000, primarily as a result of an increase in the average gas price to $1.93 from $1.71 per mcf, partially offset by a decrease in production to 928,000 mcf from 1,010,000 mcf. The changes in oil and gas production are due to increased production from developmental drilling projects in West Texas, partially offset by normal production declines.

         Other income increased to $36,000 for the two months ended December 31, 1995 from the $60,000 loss in the prior-year period, and for the five months increased to $169,000, from $97,000. The increase in both periods is due to HEC's share of HEP's monetization of its Section 29 tax credits.

         Expenses. Depreciation, depletion and amortization expenses were $411,000 for the two months ended December 31, 1995 compared to $558,000 in the year-ago period. For the five-month periods they were $887,000 and $1,058,000, respectively. The decreases are the result of lower capitalized costs in 1995.

         Operating expenses increased to $384,000 for the two months ended December 31, 1995 from $311,000 in the prior- year period and increased to $801,000 for the five months from $694,000 in the prior-year period, as a result of increased maintenance activity during the current-year periods.

         Administrative expenses decreased by $519,000 to $320,000 for the two months ended December 31, 1995 and decreased $321,000 to $704,000 for the five month period, primarily due to the litigation settlement of an affiliate in the amount of $308,000 recorded in 1994.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Interest expense increased by $64,000 to $149,000 for the two months ended December 31, 1995 compared to $85,000 for the year-ago period, and increased $118,000 to $289,000 for the five month period, primarily from HEC's utilization of its line of credit.

         Minority interest, which represents the interest of other common shareholders in the net income (loss) of HEC, increased in the current-year periods, due to higher net income from energy operations, partially offset by a lower minority interest ownership percentage, resulting from HEC's repurchase of its own shares from minority shareholders for treasury and the Company's purchase of additional HEC shares in the October through December 1995 period.

    OPERATING SUBSIDIARIES.

    Textile products.

         Revenue. Sales decreased $1,424,000 in the two months ended December 31, 1995 to $10,311,000, compared to $11,735,000 in the year-ago period.
    The comparative five month sales decreased to $28,229,000, from $28,721,000. The decreases in sales were due to weak market conditions in both the textile distribution businesses and the Kenyon finishing plant.

         Expenses. Cost of sales decreased by $1,342,000 or 13.0%, compared to the 12.1% decrease in sales for the two month period ended December 31, 1995 from the comparable prior year period. The higher gross profit margin for the two-month period (12.8% versus 11.9% for the two-month periods ended December 31, 1995 and 1994, respectively) was principally the result of a change in product mix with higher gross profits in the distribution business. The comparable gross profit margins for the five-month periods were 12.1% in 1995 and 12.2% in 1994.

          Administrative and selling expenses decreased $113,000 in the two months ended December 31, 1995 to $1,205,000 and decreased $163,000 for the five-month period to $3,091,000 from the comparable 1994 periods, as a result of cost control efforts. The $8,000 increase in interest expense for the two months ended December 31, 1995 to $118,000 and $37,000 increase for the five months to $307,000 was the result of higher average borrowings outstanding.

    Hotels

         Revenue. Sales of $3,126,000 in the two month period ended December 31, 1995 decreased by $642,000 from the year-ago amount of $3,768,000. The 1995 five month period hotel revenues of $8,073,000 decreased by $1,318,000 from the 1994 amount of $9,371,000. The decreases are primarily attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel. Considering only the five hotels owned during both the 1995 and 1994 periods, revenues increased by $75,000 for the two month period and $317,000 for the five months. This increase reflects the Company's decision to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs as a percentage of revenues. The higher rates were made possible by the Company's intensive capital expenditure program begun in fiscal 1993. Management fee income of $31,000 and $101,000, for the two month and five month periods in 1994, respectively, relates to managed properties, both of which were sold in the prior fiscal year.

         Expenses. Operating expenses of $2,892,000 for the two month period ended December 31, 1995 decreased by $352,000 from the year-ago amount of $3,244,000. For the five month period, operating expenses of $7,163,000 in 1995 decreased by $894,000 from the year-ago amount of $8,057,000. The decreases were also due to the aforementioned sale of the Lido Beach Holiday Inn hotel. On a comparable basis, considering only the five hotels owned during both 1995 and 1994, operating expenses increased $161,000 for the two-month period and $310,000 for the five-month period. Depreciation and amortization expense decreased by $49,000 for the two month period and $146,000 for the five months, reflecting the sale of the Lido Beach Holiday Inn hotel, partially offset by additional depreciation from recent capital expenditures at the remaining properties. Interest expense decreased by $130,000 to $89,000 for the two months from $219,000 in the 1994 period, and decreased by $307,000 to $220,000 for the five months, from $527,000 in 1994 to, due to the payoff of the term loan upon sale of The Lido Beach Holiday Inn hotel.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


    ASSOCIATED COMPANY

         Revenue. The Company records its pro-rata share of ShowBiz results using the equity accounting method. The Company recorded a loss of $149,000 from its investment in ShowBiz for the two months ended December 31, 1995, compared to a loss of $678,000 in the prior-year period. The comparable five-month amounts were losses of $88,000 and $477,000, respectively. The improvement in ShowBiz results for 1995 is attributable to (i) an increase in comparable same store sales and in operating margins in the 1995 periods and (ii) a $2.0 million loss associated with the valuation of fixed assets recorded in December 1994.

         Expenses. Interest expense of $112,000 for the two months ended December 31, 1995 increased from the year-ago amount of $102,000, due to an increase in rate on the line of credit, offset by a decline in the average outstanding balance. Interest expense for the five months ended December 31, 1995 increased to $310,000 from the year-ago amount of $284,000 for the same reasons.

    OTHER

         Revenue. Fee income in the 1995 two month period and five month period of $71,000 and $177,000, respectively, was the same as the prior-year amounts. Interest on short-term investments and other income of $31,000 for the 1995 two month period and $56,000 for the five month period, compares to the prior year amounts of $37,000 and $84,000, respectively. The level of interest income varies dependent on the average level of invested cash balances and the average interest rate.

         Expenses. Interest expense in the amount of $689,000 for the two months ended December 31, 1995 decreased by $92,000 from the prior-year amount of $781,000. Interest expense for the five month period of $1,728,000 decreased $123,000 from the prior-year amount of $1,851,000. The decreases are due to the repurchase of approximately $2,500,000 principal amount of 7% Debentures, and additional interest costs from the settlement of a state tax audit in the prior-year period.

         Administrative expenses of $925,000 for the two months ended December 31, 1995, and $1,594,000 for the five months, were significantly decreased from the comparable 1994 amounts of $2,047,000 and $2,516,000, respectively. The decreases are primarily attributable to a reduction of $1,450,000 in litigation charges, partially offset by increased professional fees.

         Income taxes. The federal deferred tax (benefit) of $500,000 in 1995 was recorded by the Company's HEC subsidiary, primarily as a result of a reduction in the valuation allowance. T he federal deferred tax charge of $450,000 in 1994 was recorded by the Company, and was the result of a fluctuation in the valuation allowance arising from changes in the Company's tax planning strategies, primarily relating to a reduction in the market price of ShowBiz common stock. The federal current charge in the 1995 and 1994 periods relate to the alternative minimum tax payable by HEC which was required to file a separate federal tax return.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of December 31, 1995, the Company had approximately $67,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences (excluding separate return losses of HEC) to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,000,000 of the NOLs prior to their ultimate expiration in the year 2010.

         Management believes that the Company has certain tax planning strategies available, which include the potential sale of its ShowBiz shares, hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a significant portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    generated for significant utilization of the NOLs. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitations.

         As a result of the Company's purchase of approximately 37,000 additional HEC common shares in the October through December 1995 period, and the December 31, 1995 conversion of 356,000 shares of HEC preferred stock into 356,000 shares of common stock, the Company owns 80% of the common stock of HEC. Beginning January 1, 1996 HEC will be included in the consolidated income tax returns of the Company. Prior to January 1, 1996, HEC was an independent entity for tax reporting purposes, although it has been a consolidated subsidiary for financial reporting purposes since May 1990. As of December 31, 1995, HEC had estimated net operating loss carryforwards ("NOLs") of $108,000,000, in addition to various other tax credits and carryforwards. A related valuation allowance was recorded, based upon HEC's expectations regarding the utilization of such NOL's, to reduce the value of the reported tax benefit to $500,000. In accordance with federal tax laws and regulations governing consolidated groups, these NOLs and tax carryforwards must remain at the subsidiary level.

         Extraordinary gain from extinguishment of debt. In December 1995, the Company retired 13.5% Debentures having a principal value of $46,700 for $21,100, resulting in an extraordinary gain from debt extinguishment of $25,600.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at December 31, 1995 totaled $3,339,000.

         Although the Company's ShowBiz shares, having a market value of approximately $29,207,000 at February 29, 1996 (based upon the closing price on such date of $16.37 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,000,000 line of credit and the $4,000,000 promissory note.

         The Company's real estate segment generates funds principally from its property management activities, without significant additional capital costs.

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $5,350,000 at December 31, 1995. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In May 1995, HEC obtained a $1,500,000 line of credit from a bank and subsequently borrowed $1,200,000, which has been reduced to $1,125,000 at December 31, 1995. The line of credit is secured by the publicly-traded limited partner units it holds in HEP. HEC has no unused borrowing capacity under its line of credit at December 31, 1995. The line of credit limits HEC's dividends to $3.50 in each calendar year.

         Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At December 31, 1995, Brookwood had $1,440,000 of unused borrowing capacity on its line of credit.

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

         The Company has no availability under its line of credit secured by ShowBiz common stock, the maturity of which is April 1996. Management believes that the line of credit can be extended on comparable financial terms.

         The Company hopes to be able to reinvest the proceeds of asset sales to increase profits and cash flows, and also to retire debentures and /or equity from time to time through open market purchases or negotiated transactions.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item
----
    1    Legal Proceedings

         Reference is made to Note 3 to the Company's consolidated financial statements of this Form 10-Q for discussion of pending litigation matters.

    2    Changes in Securities                                                                    None

    3    Defaults upon Senior Securities                                                          None

    4    Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on January 26, 1996, stockholders of the
         Company voted on one issue:

             (a) To elect one director to hold office for three years and until his successor is elected and qualified:

                   Nominee Director             Votes For             Votes Withheld
                   ----------------             ---------             --------------

                    Brian M. Troup              1,206,185                52,916

                 As a result of the above, the nominee director was re-elected for an additional three-year term.  The continuing directors are Messrs. Charles A. Crocco, Jr.,
                 Anthony J. Gumbiner, Robert L. Lynch and J. Thomas Talbot.

    5    Other Information                                                                        None

    6    Exhibits and Reports on Form 8-K

         (a) Exhibits:

             (i)  10.16 - Fourth Amendment and Waiver of Credit Agreement and Guaranty,
                  dated as of December 11, 1995, among Brookwood Companies Incorporated, the Borrower, Kenyon Industries, Inc., Brookwood Laminating, Inc., as
                  Guarantors and The Chase Manhattan Bank, N.A., as Bank and Agent for
                  the Banks; and related First Amendment to Stock Pledge Agreement and
                  Security Agreement, both dated as of December 11, 1995, filed herewith.         Pages 25-52

             (ii) 11 - Statement Regarding Computation of Per Share Earnings                      Pages 53

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



                                            THE HALLWOOD GROUP INCORPORATED



Dated:  March 4, 1996                       By:        /s/ Melvin J. Melle
                                                --------------------------------
                                                Melvin J. Melle, Vice President
                                                  (Duly Authorized Officer and
                                                     Principal Financial and
                                                         Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit                                            Description
Exhibit 10.16             Fourth Amendment and Waiver of Credit Agreement and Guaranty, dated as of December 11, 1995, among Brookwood Companies Incorporated, the Borrower, Kenyon Industries, Inc., Brookwood
                          Laminating, Inc., as Guarantors and The Chase Manhattan Bank, N.A., as Bank and Agent for the
                          Banks; and related First Amendment to Stock Pledge Agreement and Security Agreement, both dated as of December 11, 1995, filed herewith.

Exhibit 11                Statement Regarding Computation of Per Share Earnings

Exhibit 27                Financial Data Schedule
