Form 10-Q
period 1996-03-31
HALLWOOD GROUP INC
filed 1996-05-15
CIK 355766

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------

                                  Form 10-Q


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD from                TO
                                  ---------------    ---------------


For the Period Ended March 31, 1996              Commission File Number:  1-8303


                          -------------------------

                        The Hallwood Group Incorporated
             (Exact name of registrant as specified in its charter)

                          -------------------------


                DELAWARE                                         51-0261339
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                       Identification Number)



        3710 RAWLINS, SUITE 1500
             DALLAS, TEXAS                                         75219
(Address of principal executive offices)                         (Zip Code)




      Registrant's telephone number, including area code:  (214) 528-5588



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes        No  X
                                               ------    ------

      1,594,344 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 1996, including 267,709 shares owned by the Company's Hallwood Energy Corporation subsidiary.


================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


 ITEM NO.                          PART I - FINANCIAL INFORMATION                               PAGE
 --------                          ------------------------------                               ----
    1          Financial Statements (Unaudited):

               Consolidated Balance Sheets as of March 31, 1996
                  and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .          3-4
               Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . .          5-6

               Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . .            7

               Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .         8-14

    2          Managements's Discussion and Analysis of
                  Financial Condition and Results of Operations   . . . . . . . . . . . .        15-19

                                           PART II - OTHER INFORMATION
                                           ---------------------------

 1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        20-28

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1996             1995
                                                                              --------------     ----------
ASSET MANAGEMENT
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,747       $  9,406
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          399            455
      Mortgage loans, net   . . . . . . . . . . . . . . . . . . . . . . . . .           58             59
                                                                                   -------        -------
                                                                                     9,204          9,920

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .        9,344          9,839
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        2,560          2,236
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,456          1,407
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,393          1,122
                                                                                   -------        -------
                                                                                    14,753         14,604
                                                                                   -------        -------

          Total asset management assets . . . . . . . . . . . . . . . . . . .       23,957         24,524

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,463         13,735
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,640         10,938
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,657          8,709
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          986          1,092
                                                                                   -------        -------
                                                                                    38,746         34,474

   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,324         10,498
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        2,554          2,195
                                                                                   -------        -------
                                                                                    12,878         12,693
                                                                                   -------        -------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       51,624         47,167

ASSOCIATED COMPANY
      Investment in ShowBiz.  . . . . . . . . . . . . . . . . . . . . . . . .       17,350         16,490

OTHER
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        5,866          5,929
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        1,714          3,339
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          830            688
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .          121             96
                                                                                   -------        -------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .        8,531         10,052
                                                                                   -------        -------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $101,462       $ 98,233
                                                                                   =======        =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1996             1995
                                                                              --------------     ----------
ASSET MANAGEMENT
   REAL ESTATE
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    850       $  1,037
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          115            240
                                                                                   -------        -------
                                                                                       965          1,277
   ENERGY
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .        6,156          5,366
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,408          3,293
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .        1,883          2,857
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,050          1,125
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          161            106
                                                                                   -------        -------
                                                                                    12,658         12,747
                                                                                   -------        -------
          Total asset management liabilities  . . . . . . . . . . . . . . . .       13,623         14,024

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .       11,222          6,586
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,597          8,300
                                                                                   -------        -------

                                                                                    18,819         14,886
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,241          5,432
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        1,776          2,238
                                                                                   -------        -------
                                                                                     7,017          7,670
                                                                                   -------        -------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .       25,836         22,556

ASSOCIATED COMPANY
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,000          9,000
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .           59             63
                                                                                   -------        -------
          Total associated company liabilities  . . . . . . . . . . . . . . .        9,059          9,063

OTHER
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .       25,327         25,469
      13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . .       22,855         22,855
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .        3.794          3,657
                                                                                   -------        -------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .       51,976         51,981
                                                                                   -------        -------

          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .      100,494         97,624

REDEEMABLE PREFERRED STOCK
      Series B, $.10 par value; 250,000 shares issued and outstanding;
           stated at redemption value . . . . . . . . . . . . . . . . . . . .        1,000          1,000

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $.10 par value; 250,000 shares issued and outstanding            --             --
      Common stock, $.10 par value; issued 1,597,204 shares at both dates;
          outstanding 1,326,635 shares at both dates  . . . . . . . . . . . .          160            160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       57,261         57,210
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .      (50,655)       (50,963)
      Treasury stock, 270,569 shares in both periods, at cost   . . . . . . .       (6,798)        (6,798)
                                                                                   -------        -------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . . . . . . .          (32)          (391)
                                                                                   -------        -------
          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $101,462       $ 98,233
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1996             1995
                                                                                ------------     ---------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,008       $    857
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . .            1             44
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . .         (494)           (24)
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            180
                                                                                 ---------       --------
                                                                                       515          1,057

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          327            313
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          168            243
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17            146
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            3              1
      Provision for losses (recovery)   . . . . . . . . . . . . . . . . . . .           --             (7)
                                                                                 ---------       --------

                                                                                       515            696
                                                                                 ---------       --------
          Income from real estate operations  . . . . . . . . . . . . . . . .           --            361

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        1,854          1,298
      Other income (including intercompany amount of $57 in 1995)   . . . . .           28             66
                                                                                 ---------       --------
                                                                                     1,882          1,364

      Depreciation, depletion, amortization and impairment  . . . . . . . . .          469            881
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          382            339
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          247            252
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          141             71
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .          115            (37)
                                                                                 ---------       --------
                                                                                     1,354          1,506
                                                                                 ---------       --------
          Income (loss) from energy operations  . . . . . . . . . . . . . . .          528           (142)
                                                                                 ---------       --------

          Income from asset management operations . . . . . . . . . . . . . .          528            219

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,170         20,778

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,602         18,406
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        2,110          1,949
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          156            206
                                                                                 ---------       --------
                                                                                    17,868         20,561
                                                                                 ---------       --------
          Income from textile products operations . . . . . . . . . . . . . .          302            217





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                    1996            1995
                                                                                ------------     ----------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,570        $ 5,794
      Gain from sale of hotel   . . . . . . . . . . . . . . . . . . . . . . .           --          2,164
      Management fee income   . . . . . . . . . . . . . . . . . . . . . . . .           --             51
                                                                                   -------        -------
                                                                                     5,570          8,009

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,551          4,835
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          563            628
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          138            188
                                                                                   -------        -------
                                                                                     5,252          5,651
                                                                                   -------        -------
          Income from hotel operations  . . . . . . . . . . . . . . . . . . .          318          2,358
                                                                                   -------        -------

          Income from operating subsidiaries  . . . . . . . . . . . . . . . .          620          2,575

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . .          808            425

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          166            167
                                                                                   -------        -------

          Income from associated company  . . . . . . . . . . . . . . . . . .          642            258

OTHER
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106            106
      Interest on short-term investments and other income   . . . . . . . . .           74             74
                                                                                   -------        -------
                                                                                       180            180

      Interest (net of intercompany amount of $57 in 1995)  . . . . . . . . .        1,026          1,065
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          494            551
                                                                                   -------        -------
                                                                                     1,520          1,616
                                                                                   -------        -------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,340)        (1,436)
                                                                                   -------        -------

      Income before income taxes  . . . . . . . . . . . . . . . . . . . . . .          450          1,616
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          142            183
                                                                                   -------        -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     308        $ 1,433
                                                                                   =======        =======

PER COMMON SHARE (PRIMARY)
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    0.23       $   1.04
                                                                                   =======        =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1996             1995
                                                                                -----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   308          $  1,433
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation, depletion, amortization and impairment  . . . . . . . . .      1,485             2,002
      Undistributed income from energy affiliate  . . . . . . . . . . . . . .     (1,222)             (706)
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . .        769               762
      Distributions from energy affiliate   . . . . . . . . . . . . . . . . .        748               788
      Equity in net loss of  real estate affiliate and associated company   .       (314)             (402)
      Amortization of deferred gain from debenture exchange   . . . . . . . .       (142)             (180)
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . .         63                37
      Proceeds from collections of mortgage loans   . . . . . . . . . . . . .          1               272
      Gain from sale of hotel   . . . . . . . . . . . . . . . . . . . . . . .         --            (2,164)
      Mortgage loans assigned to plaintiff in litigation settlement   . . . .         --               592
      Provision for (recovery of) losses  . . . . . . . . . . . . . . . . . .         --                (7)
      Amortization of mortgage loan discounts   . . . . . . . . . . . . . . .         --                (7)
      Net change in other assets and liabilities  . . . . . . . . . . . . . .     (1,670)           (2,087)
      Net change in textile products assets and liabilities   . . . . . . . .        299            (2,000)
      Net change in energy assets and liabilities   . . . . . . . . . . . . .       (140)           (1,586)
                                                                                  ------           -------

          Net cash provided by (used in) operating activities . . . . . . . .        185            (3,253)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate and hotel assets   . . . . . . . . . . .         --            12,888
   Capital expenditures for hotels and real estate  . . . . . . . . . . . . .       (387)              (91)
   Investments in textile products property and equipment   . . . . . . . . .       (222)             (375)
   Net change in restricted cash for investing activities   . . . . . . . . .        (25)               (3)
   Investments in energy property and equipment   . . . . . . . . . . . . . .        (17)              (17)
   Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . . . .         (3)             (357)
                                                                                  ------           -------

          Net cash provided by (used in) investing activities . . . . . . . .       (654)           12,045

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . .         --             1,960
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . .     (1,156)           (6,623)
   Net change in restricted cash for financing activities   . . . . . . . . .         --               693
   Payment of dividends to minority stockholders of energy subsidiary   . . .         --              (268)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . .         --              (136)
                                                                                  ------           -------

          Net cash (used in) financing activities . . . . . . . . . . . . . .     (1,156)           (4,374)

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . .         --               (15)
                                                                                  ------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .     (1,625)            4,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .      3,339             3,295
                                                                                  ------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .    $ 1,714          $  7,698
                                                                                  ======           =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the fiscal year ended July 31, 1995 and the unaudited consolidated financial statements and related disclosures in the transition Form 10-Q for the two and five month periods ended December 31, 1995.

         In October 1995 the Company announced its intention to change its fiscal year end from July 31 to December 31, effective December 31, 1995. This Form 10-Q contains comparative information for the quarter ended March 31, 1995 to conform with the Company's new reporting requirements. The Company was not required to file a Form 10-K for the period ended December 31, 1995, but will report audited accounts for the five month period then ended in the next required Form 10-K, which will be for the period ended December 31, 1996.

         Share and per share amounts have been adjusted for the one-for-four reverse stock split effected on June 28, 1995.

         Accounting Policies. The preparation of the financial statements for the Company in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         During 1996, the Company adopted Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of ("SFAS No. 121"). Accordingly, the Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an impact on the consolidated financial statements of the Company.

         Management has elected, as is allowable under Statement of Financial Accounting Standards No. 123- Account for Stock Based Compensation ("SFAS No. 123"), to continue to account for its stock based compensation under its current method. Accordingly, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

2.  INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN
    THOUSANDS):



                                       AS OF MARCH 31, 1996
                                  -----------------------------  AMOUNT AT WHICH CARRIED AT  INCOME (LOSS) FROM INVESTMENTS
                                                      COST OR    --------------------------  FOR THE THREE MONTHS ENDED
    BUSINESS SEGMENTS AND             NUMBER OF       ASCRIBED    MARCH 31,    DECEMBER 31,  --------------------------
  DESCRIPTION OF INVESTMENT       UNITS OR SHARES      VALUE         1996          1995          1996          1995
  -------------------------       ---------------   -----------  ------------  ------------  ------------  ------------
  ASSET MANAGEMENT
  REAL ESTATE AFFILIATE
     HALLWOOD REALTY PARTNERS, L.P. (A)
     - General partner interest   . .         --       $ 8,650     $ 5,645         $ 5,841        $ (28)         $(24)

     - Limited partner units  . . . .    413,040         5,381       3,102           3,565         (466)           --
                                                        ------      ------          ------         ----           ---

         Totals   . . . . . . . . . .                  $14,031     $ 8,747         $ 9,406        $(494)         $(24)
                                                        ======      ======          ======         ====           ===

  ASSOCIATED COMPANY

     SHOWBIZ PIZZA TIME, INC. (B)
     - Common stock   . . . . . . . .  1,784,193       $ 5,438     $17,350         $16,490        $ 808          $425
                                                        ======      ======          ======         ====           ===

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


         (A) At March 31, 1996, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 24% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

             The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Beginning November 1, 1993, the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the three months ended March 31, 1996 and 1995 such amortization was $168,000, respectively.

             Due to recording the pro rata share of losses reported by HRP as prescribed by equity accounting, the Company's carrying value of the 89,269 limited partner units acquired prior to March 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. As further discussed in Note 4, the Company has pledged these 89,269 limited partner units to collateralize the promissory note, due March 1998, in the original principal amount of $500,000.

             Subsequent to March 1995, the Company has acquired 323,771 additional HRP limited partner units for $4,476,000. The Company recorded its pro rata share of HRP's losses relating to such units in the amount of $466,000 for the three months ended March 31, 1996.

         (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") on the equity method of accounting. The Company also records its pro rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $51,000 for the three months ended March 31, 1996.

             In April 1996, Showbiz announced that its Board of Directors declared a three for two stock split in the form of a 50% dividend effective and distributable May 22, 1996 to holders of record as of May 1, 1996.

             At March 31, 1996, the Company owned approximately 15% of ShowBiz, all of which is pledged to secure certain loans payable discussed in Note 4.

         The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz (prior to 3 for 2 stock split) at March 31, 1996 were:

                                                                         AMOUNT PER SHARE
                                                                      ----------------------
              SECURITY DESCRIPTION                                     MARKET       CARRYING
              AND (QUOTRON SYMBOL)                                      PRICE        VALUE
          ----------------------------                                ---------    ---------
         HRP limited partner units (HRY)  . . . . . . . . . . . .       $19.12        $7.51
         ShowBiz common shares (SHBZ) . . . . . . . . . . . . . .        19.25         9.72

    The general partner interest in HRP is not publicly traded.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

             Reference is made to Note 19 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1995 and the transition Form 10-Q for the two and five month periods ended December 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


4.  LOANS PAYABLE

    Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                         MARCH 31,      DECEMBER 31,
                                                                            1996            1995
                                                                        -------------   -------------
         Real Estate
           Promissory note, 8%, due March 1998  . . . . . . . . . . .     $   600         $   600
           Promissory note, 7.5%, due August 1996 . . . . . . . . . .         250             437
                                                                           ------          ------
                                                                              850           1,037
         Energy
           Line of credit, prime + 2%, due September 1999 . . . . . .       1,050           1,125

         Textile Products
           Revolving credit facility, prime + .5%, due August 1997  .       7,450           8,100
           Equipment loan, 10%, due December 1996 . . . . . . . . . .         147             200
                                                                           ------          ------
                                                                            7,597           8,300
         Hotels
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . .       5,075           5,099
           Non-interest bearing obligation, due March 1997  . . . . .         166             333
                                                                           ------          ------
                                                                            5,241           5,432
         Associated Company
           Line of credit, prime + .75%, due April 1997 . . . . . . .       5,000           5,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . .       4,000           4,000
                                                                           ------          ------
                                                                            9,000           9,000
                                                                           ------          ------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .     $23,738         $24,894
                                                                           ======          ======

    Further information regarding loans payable is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note in March 1994. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $11.25 per unit, but in no event more than an additional $500,000 (the "Participation Amount"). As the per unit price was $19.12 at March 31, 1996, the Company has increased the term note by $100,000 for this contingent obligation by a charge to interest expense in a prior period.

         Promissory note. The Company issued a promissory note in the amount of $1,500,000 to the agent for plaintiffs in the litigation styled Equitec Roll-up Litigation, discussed in Note 19 to the Company's Form 10-K for the fiscal year ended July 31, 1995. Monthly payments include $62,500 of principal amortization. The outstanding balance at March 31, 1996 was $250,000. The note is collateralized by 187,500 shares of common stock of HEC.

    Energy

             Line of credit. In May 1995, Hallwood Energy Corporation ("HEC") entered into a line of credit facility with a bank in the maximum commitment amount of $1,500,000. Interest is paid monthly and principal amortization of $75,000 is paid quarterly. The interest rate was 10.25% at March 31, 1996. The facility limits dividends to $3.50 per share per annum. Availability is limited to 50% of the market value of HEC's pledged HEP units at the date additional borrowings are made, subject to the maximum of $1,500,000. HEC presently has no additional borrowing capacity under this facility. The outstanding balance at March 31, 1996 was $1,050,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


         Included in the consolidated balance sheets are HEC's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $6,156,000.

    Textile Products

         Revolving credit facility. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000 (the "Brookwood Revolver"). The Brookwood Revolver is collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 1997, reduce the interest to one-half percent over prime or libor plus 2.25%, permit the repayment of the Company's $1,000,000 balance of bridge financing and change certain of the financial covenants. The interest rate and outstanding balance at March 31, 1996 was 7.8% and $7,450,000, respectively. Brookwood had $3,352,000 of additional borrowing capacity  at March 31, 1996.

         Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at March 31, 1996 was $147,000.

    Hotels

         Term loan. In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma Residence Inn hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; (iv) maintenance of a 4% capital reserve; and (v) repayment prohibition until after June 30, 1996. The outstanding balance at March 31, 1996 was $5,075,000.

         Non-interest bearing obligation. A $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement described in
    Note 8 of the Company's 1995 Form 10-K, and is payable in three equal annual installments in the amount of $166,667. The first two installments were paid on March 8, 1996 and 1995, respectively, with the remaining installment due on March 8, 1997. The outstanding balance at March 31, 1996 was $166,666.

    Associated Company

         Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services Inc. ("MLBFS") in the maximum commitment amount of $6,000,000, the proceeds of which were used to repay a former margin loan. Significant terms were (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; (iii) collateral - 1,439,365 shares of ShowBiz common stock; and (iv) availability limited to 50% of the market value of the pledged shares of ShowBiz. In connection with an extension of the line of credit to April 30, 1996, the maximum commitment amount was reduced to $5,000,000. The line of credit has been further extended until April 30, 1997. All other terms remain unchanged. The interest rate and outstanding balance at March 31, 1996 was 9.00% and $5,000,000, respectively.

         Promissory note. The Company issued a $4,000,000 note payable to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; (iii) collateral - 344,828 shares of ShowBiz common stock; and (iv) the Trust is entitled to an additional payment in an amount equal to 100% of the increase in the value of the ShowBiz shares over the base amount of $25.00 per share. As the per share price was only $19.25 at March 31, 1996, the Company has recorded no charge for this contingent obligation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                             MARCH 31,     DECEMBER 31,
                               DESCRIPTION                                     1996           1995
               ------------------------------------------                   -----------    ------------
             7% Debentures (face value) . . . . . . . . . . . . . . . . .     $22,808        $22,808
             Unrecognized gain from purchase and exchange, net of
                $1,701 and $1,559 accumulated amortization, respectively        2,519          2,661
                                                                               ------         ------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $25,327        $25,469
                                                                               ======         ======

             13.5% Debentures (face value)
                1989 Series . . . . . . . . . . . . . . . . . . . . . . .     $18,203        $18,203
                1991 Series . . . . . . . . . . . . . . . . . . . . . . .       2,292          2,292
                1992 Series . . . . . . . . . . . . . . . . . . . . . . .       2,360          2,360
                                                                               ------         ------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $22,855        $22,855
                                                                               ======         ======

6.  INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               ---------------------
                                                                                1996           1995
                                                                               -------        ------
             Federal
                Deferred  . . . . . . . . . . . . . . . . . . . . . . . .        $ 63           $ 37
                Current . . . . . . . . . . . . . . . . . . . . . . . . .          --             --
                                                                                  ---            ---
                   Sub-total  . . . . . . . . . . . . . . . . . . . . . .          63             37

             State    . . . . . . . . . . . . . . . . . . . . . . . . . .          79            146
                                                                                  ---            ---

                   Total  . . . . . . . . . . . . . . . . . . . . . . . .        $142           $183
                                                                                  ===            ===

         The federal deferred tax expense of $63,000 in 1996 was recorded by the Company's HEC subsidiary, compared to $37,000 in 1995 that was recorded by the Company.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the consolidated deferred tax asset (net of valuation allowance) was $5,866,000 at March 31, 1996. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            -------------------
                        DESCRIPTION                                          1996        1995
           -----------------------------------------                        -------     -------
         Supplemental schedule of noncash investing
            and financing activities:

            Recording of proportionate share of stockholders'
               equity transaction by ShowBiz  . . . . . . . . . . . . . .    $  51      $   115
            Mortgage loans assigned to plaintiff in connection
               with litigation settlement . . . . . . . . . . . . . . . .       --          592

         Supplemental disclosures of cash payments:

            Interest paid . . . . . . . . . . . . . . . . . . . . . . . .    $ 913      $ 1,212
            Income taxes paid . . . . . . . . . . . . . . . . . . . . . .       72           35

8.       SUBSEQUENT EVENT

                 On May 2, 1996, a newly-formed wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn by Marriott hotel in Greenville, South Carolina for $6,550,000. The acquisition was financed by a $6,800,000 loan from Allied Capital Commercial Corporation and Business Mortgage Investors, Inc. The loan is secured by the hotel and includes the following significant terms: (i) interest rate of prime plus 3.50% (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; (iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25.

                 Between April 24 and May 13, 1996, the Company sold 100,000 shares of ShowBiz at an average price of $22.95 per share, pursuant to Rule 144 of the Securities Act of 1933.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The Company reported net income of $308,000 for the quarter ended March 31, 1996, compared to net income of $1,433,000 in the 1995 period. Total revenue was $27,125,000, compared to $31,813,000 in the prior-year period. The prior year quarter was restated as a result of a change in the Company's fiscal year end from July 31 to December 31 beginning December 31, 1995, and included a $2,164,000 gain on the January 1995 sale of the Lido Beach Holiday Inn hotel.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $1,008,000 for the quarter ended March 31, 1996 increased by $151,000, or 18%, from $857,000 in the prior-year period, primarily due to an increase in leasing fees. Fee income is principally derived from the Company's asset management, property management, leasing and construction services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

         As a result of the December 1995 sale of the United Kingdom office-retail property, the Company reported no rental income in the 1996 quarter, compared to $180,000 in the 1995 quarter.

         Interest and discounts from mortgage loans for the quarter ended March 31, 1996 declined to $1,000 from the 1995 amount of $44,000. The decline was a result of the sale or assignment of substantially all of the mortgage loan portfolio in the prior fiscal year.

         The equity loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss as reported by HRP. For the quarter ended March 31, 1996, the Company reported a $494,000 loss compared to a $24,000 loss in the period a year ago. The increased loss results from the Company's additional investment in HRP limited partner units. Since March 1995, the Company has acquired 323,771 additional limited partner units, pursuant to HRP's reverse unit split and commission-free, odd-lot buyback programs. The Company will continue to recognize significant non-cash, equity losses from its HRP investment, until the book value of the limited partner units is reduced to zero.

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

         Expenses. Administrative expenses increased slightly to $327,000 in the quarter ended March 31, 1996, compared to $313,000 in the year-ago period.

         Depreciation and amortization expense of $168,000 for the quarter ended March 31, 1996 decreased from $243,000 in the 1995 period. There was no depreciation expense in the 1996 quarter, compared to $75,000 in the 1995 quarter relating to the office-retail property. Amortization expense of $168,000 in both periods relates to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense decreased to $17,000 from $146,000 in the quarter ended March 31, 1995. The decrease is due to the aforementioned sale of the office-retail property and repayment of the associated loan payable.

         Operating expenses and provision for losses (recovery) were immaterial in the periods.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



    ENERGY.

         Revenue. Following the December 1995 conversion of its HEC preferred stock investment into common stock, the Company owns 80% of the common stock of HEC. HEC's general partner interest in Hallwood Energy Partners, L.P. ("HEP") entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and it also holds approximately 6.5% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportionate share of HEP's revenue and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 44% of its affiliate, Hallwood Consolidated Resources Corporation, which HEP accounts for under the equity method.

         For the quarter ended March 31, 1996, oil and gas revenues of $1,854,000 increased 43%, compared to $1,298,000 in the year-ago period. Oil revenue for the quarter increased $154,000 to $672,000, due to an increase in production to 38,000 barrels from 30,000 barrels, combined with an increase in the average price per barrel to $17.68 from $17.27. Gas revenue for the quarter increased $402,000 to $1,182,000, primarily as a result of an increase in the average gas price to $2.54 from $1.76 per mcf, and an increase in production to 465,000 mcf from 443,000 mcf. The increase in oil and gas production is primarily due to increased production from developmental drilling and exploratory projects in Montana, Wyoming and West Texas, partially offset by normal production declines.

         Other income decreased to $28,000 for the quarter ended March 31, 1996 from the $66,000 in the prior-year period. The decrease is due to various items, including lower interest income from HEC's cash investments.

         Expenses. Depreciation, depletion, amortization and impairment expenses were $469,000 for the quarter ended March 31, 1996 compared to $881,000 in the year-ago period. The decrease is primarily the result of an asset impairment reported in the March 1995 period of $464,000, which represented HEC's pro rata share of the write-off of HEP's Indonesian operations, offset by a higher depletion rate in 1996 as a result of a 12% increase in production.

         Operating expenses increased by $43,000 to $382,000 for the quarter ended March 31, 1996 from $339,000 in the prior-year period as a result of increased production taxes in 1996 due to the 43% increase in oil and gas revenue.

         Administrative expenses decreased by $5,000 for the quarter ended March 31, 1996 to $247,000 from $252,000 in 1995 quarter due to a decline in allocated internal overhead.

         Interest expense increased by $70,000 to $141,000 for the quarter ended March 31, 1996 compared to $71,000 for the year-ago period, primarily from HEC's borrowings under its line of credit.

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

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

TEXTILE PRODUCTS.

         Revenue. Sales decreased $2,608,000 in the quarter ended March 31, 1996 to $18,170,000, compared to $20,778,000 in the same quarter a year ago. The decrease in sales is due to weak market conditions experienced by many of Brookwood's customers. Due to the uncertain market conditions, these customers have reduced current purchases and are delaying making some future commitments.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



         Expenses. Cost of sales decreased $2,804,000 or 15.2%, compared to the 12.6% decrease in sales for the quarter ended March 31, 1996 from the comparable prior year period. The higher gross profit margin for the quarter (14.1% versus 11.4% for the quarter ended March 31, 1996) was principally the result of more efficient operations at the Kenyon dyeing and finishing plant.

          Administrative and selling expenses increased $161,000 in the quarter ended March 31, 1996 to $2,110,000 from $1,949,000 the comparable 1995 period, as a result of a $95,000 provision for costs related to management changes at the Kenyon plant and increased operating expenses of the distribution businesses.

          The $50,000 decrease in interest expense for the quarter ended March 31, 1996 to $156,000 was the result of lower average borrowings and interest rates.

    HOTELS

         Revenue. Sales of $5,570,000 in the quarter ended March 31, 1996 decreased by $224,000 from the year-ago amount of $5,794,000. The decrease is primarily attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel. Considering only the five hotels owned during both the 1996 and 1995 periods, revenues increased by $138,000 for the quarter.
    This increase reflects the Company's decision to aggressively pursue higher average daily rates, resulting in higher revenue and lower operating costs as a percentage of revenues. The higher rates were made possible by the Company's intensive capital expenditure program begun in fiscal 1993. In January 1995 the Company sold its fee interest in the Lido Beach Holiday
    Inn hotel resulting in a gain of $2,164,000.   Management fee income of
    $51,000, for the quarter ended March 31, 1995, relates to managed properties, both of which were sold.

         Expenses. Operating expenses of $4,551,000 for the quarter ended March 31, 1996 decreased by $284,000 from the year-ago amount of $4,835,000. The decrease is also due to the aforementioned sale of the Lido Beach Holiday Inn hotel. On a comparable basis, considering only the five hotels owned during both 1996 and 1995, operating expenses increased $5,000 for the quarter. Depreciation and amortization expense decreased by $65,000 for the quarter, reflecting the sale of the Lido Beach Holiday Inn hotel, partially offset by additional depreciation from recent capital expenditures at the remaining properties. Interest expense decreased by $50,000 to $138,000 for the quarter from $188,000 in the 1995 period, due to the payoff of the term loan secured by The Lido Beach Holiday Inn hotel.

    ASSOCIATED COMPANY

         Revenue. The Company records its pro-rata share of ShowBiz results using the equity accounting method. The Company recorded income of $808,000 from its investment in ShowBiz for the quarter ended March 31, 1996, compared to income of $425,000 in the prior-year period. The improvement in ShowBiz results for 1996 is attributable to a 7.7% increase in comparable same store sales and in improved operating margins in the 1996 quarter.

         Expenses. Interest expense of $166,000 for the quarter ended March 31, 1996 decreased $1,000 from the year-ago amount of $167,000.

    OTHER

             Revenue. Fee income in the 1996 quarter of $106,000, was the same as the prior-year amount. Interest on short-term investments and other income of $74,000 for the 1996 quarter was also the same as the prior year amount.

         Expenses. Interest expense in the amount of $1,026,000 for the quarter ended March 31, 1996 decreased by $39,000 from the prior-year amount of $1,065,000. The decrease is due to the repurchase of approximately $2,500,000 principal amount of 7% Debentures.

         Administrative expenses of $494,000 for the quarter ended March 31, 1996 decreased from the comparable 1995 amount of $551,000. The decrease is primarily attributable to lower legal fees and related litigation costs.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



         Income taxes. A federal deferred tax expense of $63,000 in 1996 was recorded by the Company's HEC subsidiary, compared to $37,000 in 1995 that was recorded by the Company. There was no federal current tax expense recorded in either period.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of March 31, 1996, the Company had approximately $67,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences (excluding separate return losses of HEC) to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,000,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

         As a result of the Company's purchase of approximately 37,000 additional HEC common shares in the October through December 1995 period, and the December 31, 1995 conversion of 356,000 shares of HEC preferred stock into 356,000 shares of common stock, the Company owns 80% of the common stock of HEC. Beginning January 1, 1996 HEC will be included in the consolidated income tax returns of the Company. Prior to January 1, 1996, HEC was an independent entity for tax reporting purposes, although it has been a consolidated subsidiary for financial reporting purposes since May 1990. As of March 31, 1996, HEC had estimated net operating loss carryforwards ("NOLs") of $108,000,000, in addition to various other tax credits and carryforwards. A related valuation allowance was recorded, based upon HEC's expectations regarding the utilization of such NOL's, to reduce the value of the reported tax benefit to $500,000. In accordance with federal tax laws and regulations governing consolidated groups, these NOLs and tax carryforwards must remain at the subsidiary level.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at March 31, 1996 totaled $1,714,000.

         Although the Company's ShowBiz shares, having a market value of approximately $38,806,000 at April 30, 1996 (based upon the closing price on such date of $21.75 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 1,784,193 ShowBiz shares are pledged as collateral for the $5,000,000 line of credit and the $4,000,000 promissory note.

         The Company's real estate segment generates funds principally from its property management activities, without significant additional capital costs.

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $6,156,000 at March 31, 1996. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In May 1995, HEC obtained a $1,500,000 line of credit from a bank and subsequently borrowed $1,200,000, which has been reduced to $1,050,000 at March 31, 1996. The line of credit is secured by the publicly-traded limited partner units it holds in HEP. HEC has no unused borrowing capacity under its line of credit at March 31, 1996. The line of credit limits HEC's dividends to $3.50 in each calendar year.

         Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At March 31, 1996, Brookwood had $3,352,000 of unused borrowing capacity on its line of credit.

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

         The Company currently has no availability under its line of credit secured by ShowBiz common stock, the maturity of which is April 1997. Management believes that the line of credit can be increased.

         The Company hopes to be able to reinvest the proceeds of asset sales to increase profits and cash flows, and also to retire debentures and /or equity from time to time through open market purchases or negotiated transactions.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES




                          PART II - OTHER INFORMATION

Item
- ----

    1    Legal Proceedings

         Reference is made to Note 3 to the Company's consolidated financial statements of this
         Form 10-Q for discussion of pending litigation matters.

    2    Changes in Securities                                                                    None

    3    Defaults upon Senior Securities                                                          None

    4    Submission of Matters to a Vote of Security Holders                                      None

    5    Other Information                                                                        None

    6    Exhibits and Reports on Form 8-K

         (a) Exhibits

             (i) 10.23 First Amended and Restated Employment Agreement for
                 Anthony J. Gumbiner with Hallwood Investment Company (formerly with
                 Hallwood Monaco SAM)                                                             Pages 22-26

             (ii)    11 - Statement Regarding Computation of Per Share Earnings                   Page 27

             (iii)   27 - Financial Data Schedule                                                 Page 28

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



                                         THE HALLWOOD GROUP INCORPORATED



Dated:  May 14, 1996                     By:      /s/ Melvin J. Melle
                                            -----------------------------------
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

    (i)     10.23 First Amended and Restated Employment Agreement for
            Anthony J. Gumbiner with Hallwood Investment Company (formerly with Hallwood Monaco SAM)

    (ii)    11 - Statement Regarding Computation of Per Share Earnings

    (iii)   27 - Financial Data Schedule