Form 10-Q
period 1996-06-30
HALLWOOD GROUP INC
filed 1996-08-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD from                   TO
                                   -----------------    -------------------

FOR THE PERIOD ENDED JUNE 30, 1996               COMMISSION FILE NUMBER:  1-8303

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

                 1,566,218 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 1996, including 267,709 shares owned by the Company's Hallwood Energy Corporation subsidiary.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS

ITEM NO.                          PART I - FINANCIAL INFORMATION                                PAGE
- --------                          ------------------------------                                ----
   1          Financial Statements (Unaudited):

              Consolidated Balance Sheets as of June 30, 1996
                 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .          3-4

              Consolidated Statements of Operations for the
                 Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . .          5-6

              Consolidated Statements of Operations for the
                 Three Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . .          7-8

              Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1996 and 1995   . . . . . . . . . . . . . . .            9

              Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .        10-17

   2          Managements's Discussion and Analysis of
                 Financial Condition and Results of Operations   . . . . . . . . . . . .        18-23

                                          PART II - OTHER INFORMATION
                                          ---------------------------

1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        24-93

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                    ASSETS


                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   1996            1995
                                                                                 ---------     -----------
ASSET MANAGEMENT
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   8,176      $   9,406
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          289            430
      Mortgage loans, net   . . . . . . . . . . . . . . . . . . . . . . . . .           67             59
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           65             25
                                                                                 ---------      ---------
                                                                                     8,597          9,920

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .        8,757          9,839
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        2,816          2,236
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,549          1,407
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,210          1,122
                                                                                 ---------      ---------
                                                                                    14,332         14,604
                                                                                 ---------      ---------
          Total asset management assets . . . . . . . . . . . . . . . . . . .       22,929         24,524

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,526         13,735
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,999         10,938
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,611          8,709
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,009          1,092
                                                                                 ---------      ---------
                                                                                    40,145         34,474
   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,629         10,498
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        2,303          2,195
                                                                                 ---------      ---------
                                                                                    18,932         12,693
                                                                                 ---------      ---------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       59,077         47,167

ASSOCIATED COMPANY
      Investment in ShowBiz.  . . . . . . . . . . . . . . . . . . . . . . . .       16,248         16,490

OTHER
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        7,609          3,339
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        5,771          5,929
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,152            688
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .          104             96
                                                                                 ---------      ---------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .       14,636         10,052
                                                                                 ---------      ---------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 112,890      $  98,233
                                                                                 =========      =========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1996            1995
                                                                                ----------      -----------
ASSET MANAGEMENT
   REAL ESTATE
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      662       $  1,037
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          123            240
                                                                                ----------       --------
                                                                                       785          1,277
   ENERGY
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .        5,312          5,366
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,362          3,293
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .        2,013          2,857
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          975          1,125
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          150            106
                                                                                ----------       --------
                                                                                    11,812         12,747
                                                                                ----------       --------
          Total asset management liabilities  . . . . . . . . . . . . . . . .       12,597         14,024

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,093          8,300
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        9,411          6,586
                                                                                ----------       --------
                                                                                    19,504         14,886
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,009          5,432
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        1,778          2,238
                                                                                ----------       --------
                                                                                    13,787          7,670
                                                                                ----------       --------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .       33,291         22,556

ASSOCIATED COMPANY
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,000          9,000
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .           17             63
                                                                                ----------       --------
          Total associated company liabilities  . . . . . . . . . . . . . . .       11,017          9,063

OTHER
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .       25,184         25,469
      13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . .       22,855         22,855
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .        4.635          3,657
                                                                                ----------       --------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .       52,674         51,981
                                                                                ----------       --------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .      109,579         97,624

REDEEMABLE PREFERRED STOCK
      Series B, $.10 par value; 250,000 shares issued and outstanding;
           stated at redemption value . . . . . . . . . . . . . . . . . . . .        1,000          1,000

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $.10 par value; 250,000 shares issued and outstanding            --             --
      Common stock, $.10 par value; issued 1,597,204 shares at both dates;
          outstanding 1,322,668 and 1,326,635 shares, respectively  . . . . .          160            160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       57,263         57,210
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .      (48,259)       (50,963)
      Treasury stock, 274,536 and 270,569 shares, respectively, at cost   . .       (6,853)        (6,798)
                                                                                ----------       --------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . . . . . . .        2,311           (391)
                                                                                ----------       --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  112,890       $ 98,233
                                                                                ==========       ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 ---------      ---------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,092      $   2,093
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . . .       (949)           (75)
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . . .          3             74
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            355
                                                                                 ---------      ---------
                                                                                     1,146          2,447

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .        651            649
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .        336            486
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30            314
      Provision for losses (recovery)   . . . . . . . . . . . . . . . . . . . .        (22)            (6)
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          6              8
                                                                                 ---------      ---------
                                                                                     1,001          1,451
                                                                                 ---------      ---------
          Income from real estate operations  . . . . . . . . . . . . . . . . .        145            996

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .      3,584          2,527
      Other income (expense) (including intercompany income of $57 in 1995)   .         64            (81)
                                                                                 ---------      ---------
                                                                                     3,648          2,446

      Depreciation, depletion, amortization and impairment  . . . . . . . . . .        855          1,345
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .        732            642
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .        434            500
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        254            204
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        228            (51)
                                                                                 ---------      ---------
                                                                                     2,503          2,640
                                                                                 ---------      ---------
          Income (loss) from energy operations  . . . . . . . . . . . . . . . .      1,145           (194)
                                                                                 ---------      ---------

          Income from asset management operations . . . . . . . . . . . . . . .      1,290            802

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40,087         45,128

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,354         39,936
      Administrative and selling expenses   . . . . . . . . . . . . . . . . . .      4,279          4,040
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        322            459
                                                                                 ---------      ---------
                                                                                    38,955         44,435
                                                                                 ---------      ---------
          Income from textile products operations . . . . . . . . . . . . . . .      1,132            693





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 ---------      ---------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  11,061      $  11,256
      Gain from sale of hotel and management contracts  . . . . . . . . . . . .         --          2,396
      Management fees   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            125
                                                                                 ---------      ---------
                                                                                    11,061         13,777

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,949          9,393
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .      1,175          1,165
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        423            335
                                                                                 ---------      ---------
                                                                                    10,547         10,893
                                                                                 ---------      ---------
          Income from hotel operations  . . . . . . . . . . . . . . . . . . . .        514          2,884
                                                                                 ---------      ---------

          Income from operating subsidiaries  . . . . . . . . . . . . . . . . .      1,646          3,577

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . . .      3,203            305

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        340            341
                                                                                 ---------      ---------

          Income (loss) from associated company . . . . . . . . . . . . . . . .      2,863            (36)

OTHER
      Interest on short-term investments and other income   . . . . . . . . . .        231            190
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        212            212
                                                                                 ---------      ---------
                                                                                       443            402

      Interest (including intercompany expense of $57 in 1995)  . . . . . . . .      2,051          2,132
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .      1,066            980
                                                                                 ---------      ---------
                                                                                     3,117          3,112
                                                                                 ---------      ---------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,674)        (2,710)
                                                                                 ---------      ---------

      Income before income taxes and extraordinary gain   . . . . . . . . . . .      3,125          1,633
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        421            258
                                                                                 ---------      ---------

      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . . .      2,704          1,375
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . . .         --            144
                                                                                 ---------      ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,704      $   1,519
                                                                                 =========      =========

PER COMMON SHARE (PRIMARY)
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2.04      $    1.11
                                                                                 =========      =========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 ---------      ---------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,084      $   1,236
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . .         (455)           (51)
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . .            2             31
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            174
                                                                                 ---------      ---------
                                                                                       631          1,390

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          324            336
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          168            243
      Provision for losses (recovery)   . . . . . . . . . . . . . . . . . . .          (22)             1
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13            168
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            3              7
                                                                                 ---------      ---------
                                                                                       486            755
                                                                                 ---------      ---------

          Income from real estate operations  . . . . . . . . . . . . . . . .          145            635

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        1,730          1,229
      Other income (expense)  . . . . . . . . . . . . . . . . . . . . . . . .           36           (147)
                                                                                 ---------      ---------
                                                                                     1,766          1,082

      Depreciation, depletion, amortization and impairment  . . . . . . . . .          386            463
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          350            303
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          187            248
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .          113            (14)
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          113            133
                                                                                 ---------      ---------
                                                                                     1,149          1,133
                                                                                 ---------      ---------
          Income (loss) from energy operations  . . . . . . . . . . . . . . .          617            (51)
                                                                                 ---------      ---------

          Income from asset management operations . . . . . . . . . . . . . .          762            584

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,917         24,350

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,752         21,530
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        2,169          2,091
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          166            254
                                                                                 ---------      ---------
                                                                                    21,087         23,875
                                                                                 ---------      ---------
          Income from textile products operations . . . . . . . . . . . . . .          830            475





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                   1996            1995
                                                                                 ---------      ---------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,491      $   5,462
      Gain from sale of management contracts  . . . . . . . . . . . . . . . .           --            232
      Management fees   . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             73
                                                                                 ---------      ---------
                                                                                     5,491          5,767

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,398          4,558
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          612            536
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          285            147
                                                                                 ---------      ---------
                                                                                     5,295          5,241
                                                                                 ---------      ---------
          Income from hotel operations  . . . . . . . . . . . . . . . . . . .          196            526

          Income from operating subsidiaries  . . . . . . . . . . . . . . . .        1,026          1,001

ASSOCIATED COMPANY
      Income (loss) from investment in ShowBiz  . . . . . . . . . . . . . . .        2,395           (120)

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          174            174
                                                                                 ---------      ---------

          Income (loss) from associated company . . . . . . . . . . . . . . .        2,221           (294)

OTHER
      Interest on short-term investments and other income   . . . . . . . . .          157            116
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106            106
                                                                                 ---------      ---------
                                                                                       263            222

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,025          1,066
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          572            429
                                                                                 ---------      ---------
                                                                                     1,597          1,495
                                                                                 ---------      ---------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,334)        (1,273)
                                                                                 ---------      ---------

      Income before income taxes and extraordinary gain   . . . . . . . . . .        2,675             18
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          279             76
                                                                                 ---------      ---------

      Income  (loss) before extraordinary gain  . . . . . . . . . . . . . . .        2,396            (58)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .           --            144
                                                                                 ---------      ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,396      $      86
                                                                                 =========      =========

PER COMMON SHARE (PRIMARY)
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1.81      $    0.06
                                                                                 =========      =========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                 1996       1995
                                                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2,704   $  1,519
   Adjustments to reconcile net income to net cash (used in) operating activities:
      Depreciation, depletion, amortization and impairment  . . . . . . . . . . . . . . . .       2,945      3,526
      Undistributed income from energy affiliate  . . . . . . . . . . . . . . . . . . . . .      (2,397)    (1,325)
      Gain from sale of investment in ShowBiz   . . . . . . . . . . . . . . . . . . . . . .      (2,040)        --
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . . . . . . . . .       1,538      1,533
      Distributions from energy affiliate   . . . . . . . . . . . . . . . . . . . . . . . .       1,355      1,554
      Amortization of deferred gain from debenture exchange   . . . . . . . . . . . . . . .        (285)      (249)
      Equity in net (income) of associated company  . . . . . . . . . . . . . . . . . . . .      (1,163)      (305)
      Equity in net loss of real estate affiliate . . . . . . . . . . . . . . . . . . . . .         949         75
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . .         158         37
      Increase in mortgage loans from sale of real estate   . . . . . . . . . . . . . . . .         (10)       (18)
      Proceeds from collections of mortgage loans   . . . . . . . . . . . . . . . . . . . .           2        273
      Gain from sale of hotel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --     (2,164)
      Mortgage loans assigned to plaintiff in litigation settlement   . . . . . . . . . . .          --        592
      Gain from extinguishment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .          --       (144)
      Amortization of mortgage loan discounts   . . . . . . . . . . . . . . . . . . . . . .          --        (10)
      Net change in textile products assets and liabilities   . . . . . . . . . . . . . . .      (2,971)    (4,417)
      Net change in other assets and liabilities  . . . . . . . . . . . . . . . . . . . . .      (1,618)    (2,538)
      Net change in energy assets and liabilities   . . . . . . . . . . . . . . . . . . . .         (65)       831
                                                                                              ---------   --------
          Net cash (used in) operating activities . . . . . . . . . . . . . . . . . . . . .        (898)    (1,230)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fee interest in hotel   . . . . . . . . . . . . . . . . . . . . . . . . .      (6,550)        --
   Proceeds from sale of investment in ShowBiz  . . . . . . . . . . . . . . . . . . . . . .       3,498         --
   Capital expenditures for hotels and real estate  . . . . . . . . . . . . . . . . . . . .        (793)      (213)
   Investments in textile products property and equipment   . . . . . . . . . . . . . . . .        (455)      (701)
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . . . . .        (101)       (19)
   Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (55)    (2,108)
   Net change in restricted cash for investing activities   . . . . . . . . . . . . . . . .          (8)        (5)
   Proceeds from sale of hotel assets   . . . . . . . . . . . . . . . . . . . . . . . . . .          --     12,888
                                                                                              ---------   --------

          Net cash provided by (used in) investing activities . . . . . . . . . . . . . . .      (4,464)     9,842

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . . . . . . . . .      10,700      4,030
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . . . . .        (855)    (6,881)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . . . . .        (158)    (1,042)
   Purchase of common stock for treasury  . . . . . . . . . . . . . . . . . . . . . . . . .         (55)      (314)
   Net change in restricted cash for financing activities   . . . . . . . . . . . . . . . .          --        724
   Repurchase of 7% Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       (460)
   Payment of dividends to minority stockholders of energy subsidiary   . . . . . . . . . .          --       (268)
                                                                                              ---------   --------

          Net cash provided by (used in) financing activities . . . . . . . . . . . . . . .       9,632     (4,211)
                                                                                              ---------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .       4,270      4,401
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .       3,339      3,295
                                                                                              ---------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .   $   7,609   $  7,696
                                                                                              =========   ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the fiscal year ended July 31, 1995 and the unaudited consolidated financial statements and related disclosures in the transition Form 10-Q for the five month period ended December 31, 1995.

         In October 1995 the Company announced its intention to change its fiscal year end from July 31 to December 31, effective December 31, 1995. This Form 10-Q contains comparative information for the quarter and six months ended June 30, 1995 to conform with the Company's new reporting requirements. The Company was not required to file a Form 10-K for the period ended December 31, 1995, but will report audited accounts for the five month period then ended in the next required Form 10-K, which will include the period beginning August 1, 1995 and ending December 31, 1996. Share and per share amounts have been adjusted for the one-for-four reverse stock split effected on June 28, 1995.

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

         Management has elected, as is allowable under Statement of Financial Accounting Standards No. 123- Account for Stock Based Compensation ("SFAS No. 123"), to continue to account for its stock based compensation under its current method. Accordingly, the adoption of SFAS No. 123 had no impact on the Company's financial statements.

2.  INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN
    THOUSANDS):



                                                      AS OF JUNE 30, 1996              AMOUNT AT      INCOME (LOSS) FROM INVESTMENTS
                                                  --------------------------        WHICH CARRIED AT    FOR THE SIX MONTHS ENDED
                                                                     COST OR     ----------------------         JUNE 30,
         BUSINESS SEGMENTS AND                       NUMBER OF      ASCRIBED     JUNE 30,  DECEMBER 31, ------------------------
       DESCRIPTION OF INVESTMENT                  UNITS OR SHARES     VALUE        1996        1995         1996        1995
       -------------------------                  ---------------   --------     --------  ------------ ----------    ----------
       ASSET MANAGEMENT
       REAL ESTATE AFFILIATE
           HALLWOOD REALTY PARTNERS, L.P. (A)
           - General partner interest . . . . . . .        --       $  8,650     $  5,504   $   5,841     $    (52)    $ (55)
           - Limited partner units  . . . . . . . .   413,040          5,381        2,672       3,565         (897)      (20)
                                                                    --------     --------   ---------     --------     -----

              Totals  . . . . . . . . . . . . . . .                 $ 14,031     $  8,176   $   9,406     $   (949)    $ (75)
                                                                    ========     ========   =========     ========     =====

       ASSOCIATED COMPANY
           SHOWBIZ PIZZA TIME, INC. (B)
           - Common stock . . . . . . . . . . . . . 2,451,289       $  4,981     $ 16,248   $  16,490     $  1,163     $ 305
           - Gain on sale of shares . . . . . . . .                       --           --          --        2,040        --
                                                                    --------     --------   ---------     --------     -----

              Totals  . . . . . . . . . . . . . . .                 $  4,981     $ 16,248   $  16,490     $  3,203     $ 305
                                                                    ========     ========   =========     ========     =====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

         (A) At June 30, 1996, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate.

             The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Beginning November 1, 1993, the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the six months ended June 30, 1996 and 1995 such amortization was $336,000, respectively.

             Due to recording the pro rata share of losses reported by HRP as prescribed by equity accounting, the Company's carrying value of the 89,269 limited partner units acquired prior to March 1995 had been reduced to zero; therefore, the Company no longer records its pro rata share of HRP's losses with respect to such units. Unrecognized losses, which have occurred since the carrying value of the 89,269 units was reduced to zero, must be recovered before the Company would be able to recognize income on such units in the future. As further discussed in Note 4, the Company has pledged these 89,269 limited partner units to collateralize a promissory note, due March 1998, in the original principal amount of $500,000.

             Subsequent to March 1995, the Company has acquired 323,771 additional HRP limited partner units for $4,476,000. The Company recorded its pro rata share of HRP's losses relating to such units, which amounted to $897,000 and $20,000 for the six months ended June 30, 1996 and 1995, respectively.

         (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") on the equity method of accounting. The Company also records its pro rata share of various stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $53,000 for the six months ended June 30, 1996.

             On May 22, 1996, ShowBiz completed a three for two stock split in the form of a 50% dividend to holders of record as of May 1, 1996. The Company received 842,096 additional shares of ShowBiz in connection with the stock split. All references to the number of ShowBiz shares have been restated for the effect of this stock split.

             During the quarter ended June 30, 1996, the Company sold 225,000 shares of ShowBiz for aggregate proceeds of $3,498,000 (average price of $15.55 per share). The net gain from the various sales was $2,040,000. On July 1, 1996, the Company sold an additional 37,500 shares of ShowBiz for aggregate proceeds of $640,000 (average price of $17.07 per share).

             At June 30, 1996, the Company owned 13% of ShowBiz, all of which is pledged to secure certain loans payable discussed in Note 4.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

         The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at June 30, 1996 were:

                                                                          AMOUNT PER SHARE
                                                                       ---------------------
              SECURITY DESCRIPTION                                     MARKET       CARRYING
              AND (QUOTRON SYMBOL)                                      PRICE          VALUE
              --------------------                                     ------       --------
         HRP limited partner units (HRY)  . . . . . . . . . . . .       $21.75        $6.47
         ShowBiz common shares (SHBZ) . . . . . . . . . . . . . .        15.75         6.63

    The general partner interest in HRP is not publicly traded.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 19 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1995 and the transition Form 10-Q for the five month period ended December 31, 1995.

         Settlement of Claim by the Securities and Exchange Commission. On July 22, 1996, the Company announced that it agreed to a settlement of a claim by the Securities and Exchange Commission ("SEC") arising from the sale of a small portion of its holdings in the stock of ShowBiz during a four-day period in June 1993. These and other similar sales were made by the Company pursuant to a pre-planned, long-term selling program begun in December 1992. The SEC asserted that some, but not all, of the Company's June 1993 sales were improper because, before the sales program was completed, the Company is alleged to have received non-public information about ShowBiz. In connection with the settlement, the Company agreed to contribute approximately $953,000, representing the loss that the SEC alleged the Company avoided by selling during the four-day period, plus interest of $240,000. This money will go into a fund for the benefit of those who bought ShowBiz stock from the Company during the four-day period. The Company has also agreed to be subject to an injunction against any future violations of certain federal securities laws. In addition, the SEC alleged that Anthony J. Gumbiner, Chairman of the Board and Chief Executive Officer of the Company, failed to take appropriate action to discontinue the Company's sales of the ShowBiz shares during the four days in question. Mr. Gumbiner did not directly conduct the sales, nor did he sell any shares for his own account or for the account of any trust for which he has the power to designate the trustee. Although the sales were made solely by the Company, the SEC assessed a civil penalty of $477,000, against Mr. Gumbiner, as a "control person" for the Company. Mr. Gumbiner, however, is not subject to any separate injunction concerning his future personal activities.

         As provided in the settlement, neither the Company nor Mr. Gumbiner admitted or denied the allegations made by the SEC, and both entered into the settlement to avoid the extraordinary time and expense that would be involved in protracted litigation with the government. The Company believes that the SEC's legal theories in any such litigation would have been novel, but feels that this settlement is in its best interests and fair to the shareholders who were affected by the Company's sales.

         As the settlement had been anticipated and estimated amounts previously accrued, the Company's contribution, including interest, did not result in an additional charge against operations in any period included herein. In approving the terms of the settlement, the Board of Directors of the Company also authorized the Company to loan Mr. Gumbiner the amount needed to satisfy his personal assessment. Significant terms of the promissory note from Mr. Gumbiner include: (i) principal amount of $477,000; (ii) interest rate of prime plus 0.75%; and (iii) quarterly principal and interest payments of $31,250.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

4.  LOANS PAYABLE

    Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                         JUNE 30,      DECEMBER 31,
                                                                           1996            1995
                                                                         --------      ------------
         Real Estate
           Promissory note, 8%, due March 1998  . . . . . . . . . . .    $    600        $    600
           Promissory note, 7.5%, repaid in July 1996 . . . . . . . .          62             437
                                                                         --------        --------
                                                                              662           1,037
         Energy
           Line of credit, prime + 2%, due September 1999 . . . . . .         975           1,125

         Textile Products
           Revolving credit facility, prime + .5%, due August 1997  .      10,000           8,100
           Equipment loan, 10%, due December 1996 . . . . . . . . . .          93             200
                                                                         --------        --------
                                                                           10,093           8,300
         Hotels
           Term loan, prime + 3.5%, due May 2001  . . . . . . . . . .       6,792              --
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . .       5,051           5,099
           Non-interest bearing obligation, due March 1997  . . . . .         166             333
                                                                         --------        --------
                                                                           12,009           5,432
         Associated Company
           Line of credit, prime + .75%, due April 1997 . . . . . . .       7,000           5,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . .       4,000           4,000
                                                                         --------        --------
                                                                           11,000           9,000
                                                                         --------        --------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .    $ 34,739        $ 24,894
                                                                         ========        ========

    Further information regarding loans payable is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note in March 1994. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $11.25 per unit, but in no event more than an additional $500,000 (the "Participation Amount"). As the HRP per unit price was $21.75 at June 30, 1996, the Company has increased the promissory note to $600,000 for this Participation Amount by a $100,000 charge to interest expense in December 1995.

         Promissory note. The Company issued a promissory note in the amount of $1,500,000 to the agent for plaintiffs in the litigation styled Equitec Roll-up Litigation, discussed in Note 19 to the Company's Form 10-K for the fiscal year ended July 31, 1995. Monthly payments include $62,500 of principal amortization. The note is collateralized by 187,500 shares of common stock of Hallwood Energy Corporation ("HEC"). The outstanding balance at June 30, 1996 was $63,000 and was repaid in July 1996.

    Energy

         Line of credit. In May 1995, HEC entered into a line of credit facility with a bank in the maximum commitment amount of $1,500,000. Interest is paid monthly and principal amortization of $75,000 is paid

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

    quarterly. The interest rate was 10.25% at June 30, 1996. The facility limits dividends to $3.50 per share per annum. Availability is limited to 50% of the market value of HEC's pledged HEP units at the date additional borrowings are made, subject to the maximum of $1,500,000. HEC presently has no additional borrowing capacity under this facility. The outstanding balance at June 30, 1996 was $975,000.

         Included in the consolidated balance sheets are HEC's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $5,312,000.

    Textile Products

         Revolving credit facility. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000 (the "Brookwood Revolver"). The Brookwood Revolver is collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 1997, reduce the interest to one-half percent over prime or libor plus 2.25%, permit the repayment of the Company's $1,000,000 balance of bridge financing and change certain of the financial covenants. The interest rate and outstanding balance at June 30, 1996 was 7.9% and $10,000,000, respectively. Brookwood had $2,092,000 of additional borrowing capacity at June 30, 1996.

         Equipment loan. In December 1991, Brookwood entered into an equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at June 30, 1996 was $93,000.

    Hotels

         Term loan. In May 1996, a newly-formed, wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn by Marriott hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 loan from Allied Capital Commercial Corporation and Business Mortgage Investors, Inc. The loan is secured by the hotel and includes the following significant terms: (i) interest rate of prime plus 3.50% (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; (iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25. The outstanding balance at June 30, 1996 was $6,792,000.

         Term loan. In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Tulsa, Oklahoma Residence Inn by Marriott hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at June 30, 1996 was $5,051,000.

         Non-interest bearing obligation. A $500,000 non-interest bearing obligation was issued to the former preferred shareholders of Integra in connection with the Settlement and Supplemental Settlement described in
    Note 8 of the Company's 1995 Form 10-K, and is payable in three equal annual installments in the amount of $166,667. The first two installments were paid on March 8, 1995 and 1996, respectively, with the remaining installment due on March 8, 1997. The outstanding balance at June 30, 1996 was $166,666.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

    Associated Company

         Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services Inc. ("MLBFS") in the maximum commitment amount of $6,000,000, the proceeds of which were used to repay a former margin loan. Significant terms were (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; (iii) collateral - 2,159,047 shares of ShowBiz common stock; and (iv) availability limited to 50% of the market value of the pledged shares of ShowBiz. In connection with an extension of the line of credit to April 30, 1996, the maximum commitment amount was reduced to $5,000,000. The maturity date of the line of credit was further extended to April 30, 1997, and the maximum commitment amount was increased by $2,000,000 to $7,000,000. The Company drew down the additional $2,000,000 on June 10, 1996. The interest rate and outstanding balance at June 30, 1996 were 9.00% and $7,000,000, respectively.

         Promissory note. The Company issued a $4,000,000 promissory note to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; (iii) collateral - 517,242 shares of ShowBiz common stock; and (iv) the Trust is entitled to contingent interest in an amount equal to 100% of the increase in the value of the ShowBiz shares over the base amount of $16.67 per share. As the ShowBiz share price was $15.75 at June 30, 1996, the Company did not record an additional charge for this contingent interest.

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

         Since 1994, the Company has repurchased 7% Debentures having a principal value of $4,673,000. These repurchases satisfied the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996, and partially satisfied the Company's obligation to retire an additional 15% of the original issue ($4,122,000) prior to March 1998.

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

         Interest on the 13.5% Debentures is payable annually, on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid in-kind by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was paid in cash.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

         Interest due on August 15, 1996 will be paid in-kind by the issuance of $2,979,000 additional 13.5% Debentures (the "1996 Series") and $99,000 of cash in lieu of fractional debentures. The 1996 Series does not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore will not be listed.

         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                             JUNE 30,     DECEMBER 31,
                               DESCRIPTION                                     1996            1995
               ------------------------------------------                    --------     -----------
             7% Debentures (face value) . . . . . . . . . . . . . . . . .     $22,808        $22,808
             Unrecognized gain from purchase and exchange, net of
                $1,844 and $1,559 accumulated amortization, respectively        2,376          2,661
                                                                              -------        -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $25,184        $25,469
                                                                              =======        =======

             13.5% Debentures (face value)
                1989 Series . . . . . . . . . . . . . . . . . . . . . . .     $18,203        $18,203
                1991 Series . . . . . . . . . . . . . . . . . . . . . . .       2,292          2,292
                1992 Series . . . . . . . . . . . . . . . . . . . . . . .       2,360          2,360
                                                                              -------        -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $22,855        $22,855
                                                                              =======        =======

6.  INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                 ---------------------         ---------------------
                                                  1996           1995           1996           1995
                                                 -------       -------         -------        ------
             Federal
                Deferred  . . . . . . . . . .    $  95         $   --           $158            $ 37
                Current . . . . . . . . . . .       --             --             54              --
                                                 -----         ------           ----            ----
                   Sub-total  . . . . . . . .       95             --            212              37

             State    . . . . . . . . . . . .      184             76            209             221
                                                 -----         ------           ----            ----

                   Total  . . . . . . . . . .    $ 279         $   76           $421            $258
                                                 =====         ======           ====            ====

         The federal deferred tax expense in 1996 was recorded by the Company's HEC subsidiary, and the 1995 amount was recorded by the Company. The federal current tax expense in 1996 is an estimate for alternative minimum tax payable by the Company.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the consolidated deferred tax asset (net of valuation allowance) was $5,771,000 at June 30, 1996. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           --------------------
                        DESCRIPTION                                          1996         1995
           -----------------------------------------                       --------     -------
         Supplemental schedule of noncash investing
            and financing activities:

            Recording of proportionate share of stockholders'
               equity transaction by ShowBiz  . . . . . . . . . . . . . .  $    53      $   142
            Mortgage loans assigned to plaintiff in connection
               with litigation settlement . . . . . . . . . . . . . . . .       --          592

         Supplemental disclosures of cash payments:

            Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,998      $ 2,351
            Income taxes paid . . . . . . . . . . . . . . . . . . . . . .      151          153

8.       COMMISSION-FREE OFFER TO PURCHASE COMMON STOCK

            On June 10, 1996, the Company announced a commission-free offer (the "Offer") program for stockholders holding 99 or fewer shares of the Company's common stock as of the record date of June 7, 1996 to sell their shares to the Company. The Offer allowed eligible stockholders to sell all, but not less than all, of their shares to the Company without incurring any brokerage commission. The price paid by the Company was $14.00 per share, which was higher than the average of the closing market prices of the shares for the five trading days immediately preceding the Record Date, as reported by the Wall Street Journal.

            On July 10, 1996 the Offer was extended from its original termination date of July 12, 1996 to July 23, 1996. As a result the Company purchased 28,126 shares, or 1.76% of the total outstanding shares, from 1,590 stockholders at a total cost of $394,000. Such shares have been added to treasury shares, 3,967 of which, at a cost of $55,000, are included in the quarter ended June 30, 1996.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

         The Company reported net income of $2,396,000 for the second quarter ended June 30, 1996, compared to net income of $86,000 in the 1995 period. The six-month net income of $2,704,000, compares to net income of $1,519,000 in the 1995 period. Total revenue for the 1996 second quarter was $32,463,000, compared to $32,691,000 in the prior-year period. For the six months revenue was $59,588,000 compared to $64,505,000 in the prior-year period.

         The prior year quarter and six month results have been restated as a result of a change in the Company's fiscal year end from July 31 to December 31, beginning December 31, 1995.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $1,084,000 for the quarter ended June 30, 1996 decreased by $152,000, or 12%, from $1,236,000 in the prior-year period. Fee income of $2,092,000 for the six months decreased by $1,000 from the similar period a year ago. The decreases were due to lower leasing fees. Fee income is principally derived from the Company's asset management, property management, leasing and construction services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP").

         The equity loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss as reported by HRP. For the 1996 second quarter, the Company reported a $455,000 loss compared to a $51,000 loss in the period a year ago. The comparative six month amounts were losses of $949,000 and $75,000 for the 1996 and 1995 periods, respectively. The increased losses result from the Company's additional investment in HRP limited partner units. Since March 1995, the Company has acquired 323,771 additional limited partner units, pursuant to HRP's reverse unit split and commission-free, odd-lot buyback programs. The Company will continue to recognize significant non-cash, equity losses from its HRP investment, until the book value of the limited partner units is reduced to zero.

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

         Interest and discounts from mortgage loans for the 1996 second quarter declined to $2,000 from the 1995 amount of $31,000 and for the six months declined to $3,000 from the 1995 amount of $74,000. The declines were the result of the sale or assignment of substantially all of the mortgage loan portfolio in the prior year.

         As a result of the December 1995 sale of the United Kingdom office-retail property, the Company reported no rental income in 1996, compared to $174,000 in the 1995 second quarter and $355,000 for the six months in 1995.

         Expenses. Administrative expenses changed slightly to $324,000 and $651,000 in the 1996 second quarter the six month periods, compared to $336,000 and $649,000 in the comparable year-ago periods.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Depreciation and amortization expense of $168,000 for the 1996 second quarter and $336,000 for the six month period decreased from $243,000 and $486,000 in the 1995 periods. The 1995 periods included depreciation expense of $75,000 and $150,000 for the 1995 three and six month periods, respectively. Amortization expense of $168,000 for the quarter and $336,000 for the six months in both the 1996 and 1995 periods relates to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense decreased to $13,000 from $168,000 in the 1996 second quarter and decreased to $30,000 from $314,000 in the six month period, due to the aforementioned sale of the office-retail property and repayment of the associated loan payable.

         Operating expenses and provision for losses (recovery) were immaterial for the 1996 and 1995 periods.

    ENERGY.

         Revenue. Following the December 1995 conversion of its HEC preferred stock investment into common stock and various purchases of its own stock for treasury, the Company owns 82% of the common stock of HEC. HEC's general partner interest in Hallwood Energy Partners, L.P. ("HEP") entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and it also holds approximately 6.5% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportionate share of HEP's revenue and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its affiliate, Hallwood Consolidated Resources Corporation, which HEP accounts for under the equity method.

         Second quarter 1996 oil and gas revenues of $1,730,000 increased
    $501,000, or 41%, compared to $1,229,000 in the year-ago period.   For the
    six months, the comparison of oil and gas revenues was $3,584,000 in the current year and $2,527,000 in the year ago period. Oil revenue for the six months increased $308,000 to $1,345,000, due to an increase in production to 71,000 barrels from 62,000 barrels, combined with an increase in the average price per barrel to $18.94 from $16.73. Gas revenue for the six months increased $749,000 to $2,239,000, primarily as a result of an increase in the average gas price to $2.41 from $1.69 per mcf, and an increase in production to 928,000 mcf from 880,000 mcf. The increase in oil and gas production is primarily due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines.

         Other income consists primarily of HEC's direct interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income (loss) of affiliates and miscellaneous income or expense. The increases in other income to $36,000 for the 1996 second quarter from the $147,000 loss in the 1995 period and to $64,000 for the 1996 six month period from the ($81,000) loss in the 1995 period are due to an increase in HEP's equity in earnings of affiliate which resulted from higher oil and gas revenues.

         Expenses. Depreciation, depletion, amortization and impairment expenses were $386,000 for the 1996 second quarter and $855,000 for the six months compared to $463,000 and $1,345,000 in the year-ago periods. The decreases are primarily the result of an asset impairment reported in the March 1995 period of $464,000, which represented HEC's pro rata share of the write-off of HEP's Indonesian operations, combined with lower capitalized costs in 1996.

         Operating expenses increased by $47,000 to $350,000 for the 1996 second quarter from $303,000 in the prior-year quarter and increased $90,000 to $732,000 for the six months from $642,000 as a result of increased production taxes and operating expenses in 1996 due to the production increase described above.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Administrative expenses decreased by $61,000 for the 1996 second quarter to $187,000 from $248,000 in the 1995 quarter and decreased by $66,000 to $434,000 for the 1996 six month period from $500,000 due to a decline in allocated internal overhead.

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

         Interest expense decreased by $20,000 to $113,000 for the 1996 second quarter compared to $133,000 in 1995 and increased by $50,000 to $254,000 for the 1996 six months compared to $204,000 for the year-ago period, primarily from HEC's net borrowings under its line of credit.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

    TEXTILE PRODUCTS.

         Revenue. Sales decreased $2,433,000 in the 1996 second quarter to $21,917,000, compared to $24,350,000 in the same quarter a year ago. The comparative six month sales decreased to $40,087,000 in 1996 from $45,128,000 in 1995. The decreases in sales are due to weak market conditions experienced by many of Brookwood's customers. Due to the uncertain market conditions, these customers have reduced current purchases and are delaying making some future commitments. However, these decreases are partially offset by continued growth of distribution businesses.

         Expenses. Cost of sales decreased $2,778,000 or 12.9% to $18,752,00 from $21,530,000, compared to the 10.0% decrease in sales for the 1996 second quarter from the comparable prior year quarter. The higher gross profit margin for the 1996 second quarter (14.4% versus 11.6%) was principally the result of more efficient operations at the Kenyon dyeing and finishing plant. The comparable gross profit margins for the six month periods were 14.3% in 1996 and 11.5% in 1995.

          Administrative and selling expenses increased $78,000 in the 1996 second quarter to $2,169,000 from $2,091,000 for the comparable 1995 period and increased $239,000 for the six month period to $4,279,000 from $4,040,000 for the comparable 1995 period, due primarily to a $95,000 provision for costs related to management changes at the Kenyon plant in the first quarter and increased operating expenses associated with growth of the distribution businesses.

         The $88,000 decrease in interest expense to $166,000 for the 1996 second quarter and $137,000 decrease to $322,000 for the six months were the result of lower average borrowings and interest rates than in the prior-year periods.

    HOTELS

         Revenue. Sales of $5,491,000 in the 1996 second quarter increased by $29,000 from the year-ago amount of $5,462,000. The 1996 six month hotel revenues of $11,061,000 decreased by $195,000, compared to $11,256,000 for the 1995 period. The decrease for the six months is attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel, which had contributed $362,000 to sales in the 1995 first quarter, partially offset by increased revenues at the remaining hotels. In January 1995 the Company sold its fee interest in the Lido Beach Holiday Inn hotel resulting in a gain of $2,164,000 and in the 1995 second quarter the Company sold two management contracts which resulted in a gain of $232,000. Management fee income of $73,000 for the 1995 second quarter and $125,000 for the 1995 six month period related to managed properties prior to the sale of the management contracts.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Expenses. Operating expenses of $4,398,000 for the 1996 quarter decreased by $160,000 from the year-ago amount of $4,558,000. The 1996 six month hotel operating expenses decreased by $444,000 to $8,949,000, compared to $9,393,000 for the 1995 period. The decrease for the six months is primarily attributable to the aforementioned sale of the Lido Beach Holiday Inn hotel.

         Depreciation and amortization expense increased by $76,000 to $612,000 for the 1996 second quarter, reflecting the purchase of the fee interest in the Residence Inn by Marriott hotel in Greenville, South Carolina and recent capital expenditures at the remaining properties, partially offset by the sale of the Lido Beach Holiday Inn hotel. Depreciation and amortization for the 1996 and 1995 six month periods were $1,175,000 and $1,165,000, respectively.

         Interest expense increased by $138,000 to $285,000 for the quarter from $188,000 in the 1995 period from $147,000 and increased by $88,000 to $423,000 for the six month period from $335,000 in 1995, due to the procurement of the $6,800,000 term loan on the Greenville, South Carolina hotel, partially offset by the payoff of the term loan secured by The Lido Beach Holiday Inn hotel.

    ASSOCIATED COMPANY

         Revenue. The Company records its pro-rata share of ShowBiz results using the equity accounting method. The Company recorded income of $355,000 from its investment in ShowBiz for the quarter ended June 30, 1996, compared to a loss of $120,000 in the prior-year period. For the six months the Company recorded equity income of $1,163,000, compared to income of $305,000 in 1995. The improvement in ShowBiz results for the 1996 periods are attributable to a 9.4% increase in comparable same store sales and in improved operating margins. During the quarter ended June 30, 1996 the Company also sold 225,000 shares of ShowBiz for aggregate proceeds of $3,498,000 (average price of $15.55 per share). The net gain from the various sales was $2,040,000.

         Expenses. Interest expense of $174,000 for the 1996 second quarter was unchanged from the year-ago quarter. Interest expense of $340,000 for the 1996 six month period decreased by $1,000 from the 1995 amount of $341,000.

    OTHER

         Revenue. Interest on short-term investments and other income increased by $41,000 to $157,000 for the 1996 second quarter and increased by $41,000 to $231,000 for the 1996 six month period from the comparable prior year amounts. Fee income in the 1996 second quarter and six month periods of $106,000 and $212,000, respectively, were the same as the prior-year amounts.

         Expenses. Interest expense in the amount of $1,025,000 for the 1996 second quarter and $2,051,000 for the six months decreased from the prior year amounts of $1,066,000 and $2,132,000, respectively. The decreases are due to the repurchase of 7% Debentures in 1995.

         Administrative expenses of $572,000 for the 1996 second quarter and $1,066,000 for the six months, were increased from the comparable 1995 amount of $429,000 and $980,000, respectively. The increases are primarily attributable to an increase in legal, accounting and consulting fees.

         Income taxes. Income taxes were $279,000 for the 1996 quarter and $76,000 in the 1995 quarter. The 1996 quarter included a $95,000 deferred tax charge and $158,000 for the six months. The balance of the expense in all periods was for state taxes, apart from a provision for estimated federal alternative minimum tax of $54,000 in the 1996 quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of June 30, 1996, the Company had approximately $60,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences (excluding separate return losses of HEC) to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,000,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

         As a result of the Company's purchase of approximately 37,000 additional HEC common shares in the October through December 1995 period, and the December 31, 1995 conversion of 356,000 shares of HEC preferred stock into 356,000 shares of common stock, as well as various purchases by HEC of its own stock for treasury, the Company owns 82% of the common stock of HEC. Beginning January 1, 1996 HEC will be included in the consolidated income tax returns of the Company. Prior to January 1, 1996, HEC was an independent entity for tax reporting purposes, although it has been a consolidated subsidiary for financial reporting purposes since May 1990.
    As of June 30, 1996, HEC had estimated net operating loss carryforwards ("NOLs") of $109,000,000, in addition to various other tax credits and carryforwards. A related valuation allowance was recorded, based upon HEC's expectations regarding the utilization of such NOLs, to reduce the value of the reported tax benefit to $342,000. In accordance with federal tax laws and regulations governing consolidated groups, these NOLs and tax carryforwards must remain at the subsidiary level.

         Extraordinary gain from extinguishment of debt. The extraordinary gain in the second quarter of 1995 resulted from the early extinguishment of 7% Debentures at a discount, having a face value of $604,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at June 30, 1996 totaled $7,609,000.

         Although the Company's ShowBiz shares, having a market value of approximately $35,838,000 at July 31, 1996 (based upon the closing price on such date of $14.62 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 2,451,289 ShowBiz shares are pledged as collateral for the $7,000,000 line of credit and the $4,000,000 promissory note. The Company currently has no availability under its line of credit which matures in April 1997, and the promissory note is due March 1997.

         The Company's real estate segment generates funds principally from its property management activities, without significant additional capital costs. The majority of its investment in HRP is presently unencumbered.

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $5,312,000 at June 30, 1996. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In May 1995, HEC obtained a $1,500,000 line of credit from a bank and subsequently borrowed $1,200,000, which has been reduced to $975,000 at June 30, 1996. The line of credit is secured by the publicly-traded limited partner units it holds in HEP. HEC has no unused borrowing capacity under its line of credit at June 30, 1996. The line of credit limits HEC's dividends to $3.50 in each calendar year.

         Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At June 30, 1996, Brookwood had $2,092,000 of unused borrowing capacity on its line of credit.

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

    2  Changes in Securities                                         None

    3  Defaults upon Senior Securities                               None

    4  Submission of Matters to a Vote of Security Holders           None

    5  Other Information                                             None

    6  Exhibits and Reports on Form 8-K

       (a) Exhibits

             (i) 10.24 - Loan agreement and related promissory
                         note, dated May 2, 1996, between Brock
                         Suite Greenville, Inc. and Allied
                         Capital Commercial Corporation and
                         Business Mortgage Investors, Inc.           Pages 26-86

                 10.25 - Promissory note from Anthony J.
                         Gumbiner, as Maker, in favor of the
                         Company, dated July 25, 1996.               Pages 87-89

                 10.26 - Letter agreement, dated June 4, 1996,
                         between the Company and Merrill Lynch
                         Business Financial Services, Inc.
                         amending certain terms of the WCMA Note
                         and Loan Agreement, dated April 19, 1994.   Pages 90-91

            (ii) 11    - Statement Regarding Computation of Per
                         Share Earnings                              Page 92

           (iii) 27    - Financial Data Schedule                     Page 93

       (b) Reports on Form 8-K                                       None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HALLWOOD GROUP INCORPORATED

Dated: August 14, 1996                  By:       /s/ Melvin J. Melle
                                            -------------------------------
                                            Melvin J. Melle, Vice President
                                              (Duly Authorized Officer and
                                                 Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
- -------
 10.24         Loan Agreement

 10.25         Promissory Note

 10.26         Letter of Terms

 11            Statement Regarding Computation

 27            Financial Data Schedule