Form 10-Q
period 1996-09-30
HALLWOOD GROUP INC
filed 1996-11-13
CIK 355766

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                  Form 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD from __________________ TO _____________________


For the Period Ended September 30, 1996          Commission File Number:  1-8303


                            --------------------

                       The Hallwood Group Incorporated
           (Exact name of registrant as specified in its charter)

                            --------------------


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


     1,566,218 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 1996, including 267,709 shares owned by the Company's Hallwood Energy Corporation subsidiary.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


ITEM NO.                          PART I - FINANCIAL INFORMATION                               PAGE
--------                          ------------------------------                               ----
   1          Financial Statements (Unaudited):

              Consolidated Balance Sheets as of September 30, 1996
                 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .          3-4

              Consolidated Statements of Operations for the
                 Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . .          5-6

              Consolidated Statements of Operations for the
                 Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .          7-8

              Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . .            9

              Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .        10-18

   2          Managements's Discussion and Analysis of
                 Financial Condition and Results of Operations   . . . . . . . . . . . .        19-24

                                          PART II - OTHER INFORMATION
                                          ---------------------------

1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        25-28

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                   1996             1995
                                                                              --------------     ----------
ASSET MANAGEMENT
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7,650      $   9,406
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,459            430
      Mortgage loans, net   . . . . . . . . . . . . . . . . . . . . . . . . .           65             59
      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65             25
                                                                                  --------      ---------
                                                                                     9,239          9,920

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .        9,607         10,563
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        2,388          2,236
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,604          1,407
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          675            398
                                                                                  --------      ---------
                                                                                    14,274         14,604
                                                                                  --------      ---------

          Total asset management assets . . . . . . . . . . . . . . . . . . .       23,513         24,524

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,521         13,735
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,905         10,938
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,559          8,709
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          995          1,092
                                                                                  --------      ---------
                                                                                    39,980         34,474
   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,068         10,498
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        2,133          2,195
                                                                                  --------      ---------
                                                                                    18,201         12,693
                                                                                  --------      ---------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       58,181         47,167

ASSOCIATED COMPANY
      Investment in ShowBiz.  . . . . . . . . . . . . . . . . . . . . . . . .       16,527         16,490

OTHER
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        6,504          3,339
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        5,740          5,929
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,679            688
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .          587             96
                                                                                  --------      ---------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .       14,510         10,052
                                                                                  --------      ---------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $112,731      $  98,233
                                                                                  ========      =========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                   1996             1995
                                                                              --------------    ------------
ASSET MANAGEMENT
   REAL ESTATE
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      500     $      937
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          385            340
                                                                                ----------     ----------
                                                                                       885          1,277
   ENERGY
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .        4,649          5,366
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,487          3,293
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .        2,394          2,857
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          900          1,125
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .          189            106
                                                                                ----------     ----------
                                                                                    11,619         12,747
                                                                                ----------     ----------
          Total asset management liabilities  . . . . . . . . . . . . . . . .       12,504         14,024

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,538          8,300
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .       10,931          6,586
                                                                                ----------     ----------
                                                                                    19,469         14,886
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,347          5,432
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .        1,888          2,238
                                                                                ----------     ----------
                                                                                    14,235          7,670
                                                                                ----------     ----------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .       33,704         22,556

ASSOCIATED COMPANY
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,000          9,000
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .           37             63
                                                                                ----------     ----------
          Total associated company liabilities  . . . . . . . . . . . . . . .       11,037          9,063

OTHER
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .       25,039         25,469
      13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . .       25,672         22,855
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .        1,384          3,657
                                                                                ----------     ----------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .       52,095         51,981
                                                                                ----------     ----------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .      109,340         97,624

REDEEMABLE PREFERRED STOCK
      Series B, 250,000 shares issued and outstanding;
           stated at redemption value . . . . . . . . . . . . . . . . . . . .        1,000          1,000

STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, 250,000 shares issued and outstanding as Series B  . .           --             --
      Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,298,509 and 1,326,635 shares, respectively  . . . . .          160            160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       57,232         57,210
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .      (47,809)       (50,963)
      Treasury stock, 298,695 and 270,569 shares, respectively, at cost   . .       (7,192)        (6,798)
                                                                                ----------     ----------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . . . . . . .        2,391           (391)
                                                                                ----------     ----------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  112,731     $   98,233
                                                                                ==========     ==========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                   1996             1995
                                                                                ----------       ----------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,208      $   3,238
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . . .     (1,259)          (495)
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . . .          4             77
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            538
                                                                                 ---------      ---------
                                                                                     2,953          3,358

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .        898            974
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .        504            729
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        241            427
      Provision for losses (recovery)   . . . . . . . . . . . . . . . . . . . .        (22)           421
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          7             31
                                                                                 ---------      ---------
                                                                                     1,628          2,582
                                                                                 ---------      ---------
          Income from real estate operations  . . . . . . . . . . . . . . . . .      1,325            776

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .      5,242          3,992
      Other income (including intercompany income of $57 in 1995)   . . . . . .        405             52
                                                                                 ---------      ---------
                                                                                     5,647          4,044

      Depreciation, depletion, amortization and impairment  . . . . . . . . . .      1,210          1,820
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,088          1,059
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .        890            884
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        358            344
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        352             (1)
                                                                                 ---------      ---------
                                                                                     3,898          4,106
                                                                                 ---------      ---------
          Income (loss) from energy operations  . . . . . . . . . . . . . . . .      1,749            (62)
                                                                                 ---------      ---------

          Income from asset management operations . . . . . . . . . . . . . . .      3,074            714

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     57,940         60,759

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     49,980         53,848
      Administrative and selling expenses   . . . . . . . . . . . . . . . . . .      6,417          6,034
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        498            703
                                                                                 ---------      ---------
                                                                                    56,895         60,585
                                                                                 ---------      ---------
          Income from textile products operations . . . . . . . . . . . . . . .      1,045            174





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                --------------------------
                                                                                   1996            1995
                                                                                ----------      ---------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $16,107        $16,248
      Gain from sale of hotel and management contracts  . . . . . . . . . . . .         --          2,396
      Management fees   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            125
                                                                                   -------        -------
                                                                                    16,107         18,769

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,188         13,632
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . .      1,905          1,721
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        804            466
                                                                                   -------        -------
                                                                                    15,897         15,819
                                                                                   -------        -------
          Income from hotel operations  . . . . . . . . . . . . . . . . . . . .        210          2,950
                                                                                   -------        -------

          Income from operating subsidiaries  . . . . . . . . . . . . . . . . .      1,255          3,124

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . . .      4,107            367

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        566            542
                                                                                   -------        -------

          Income (loss) from associated company . . . . . . . . . . . . . . . .      3,541           (175)

OTHER
      Interest on short-term investments and other income   . . . . . . . . . .        358            244
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        319            319
                                                                                   -------        -------
                                                                                       677            563

      Interest (including intercompany expense of $57 in 1995)  . . . . . . . .      3,131          3,143
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .      1,656          1,657
                                                                                   -------        -------
                                                                                     4,787          4,800
                                                                                  --------        -------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,110)        (4,237)
                                                                                   -------        -------

      Income (loss) before income taxes and extraordinary gain  . . . . . . . .      3,760           (574)
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        555            223
                                                                                   -------        -------

      Income (loss) before extraordinary gain   . . . . . . . . . . . . . . . .      3,205           (797)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . . .         --            144
                                                                                   -------        -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,205        $  (653)
                                                                                  ========        =======

PER COMMON SHARE (PRIMARY)
      Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2.41        $ (0.48)
                                                                                  ========        =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -----------------------
                                                                                    1996            1995
                                                                                  --------        -------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,116        $ 1,145
      Loss from investments in HRP  . . . . . . . . . . . . . . . . . . . . .         (310)          (420)
      Interest and discounts from mortgage loans  . . . . . . . . . . . . . .            1              3
      Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            183
                                                                                 ---------        -------
                                                                                     1,807            911

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          247            325
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          211            113
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          168            243
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .            1             23
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . .           --            427
                                                                                 ---------        -------
                                                                                       627          1,131
                                                                                 ---------        -------
          Income (loss) from real estate operations . . . . . . . . . . . . .        1,180           (220)

   ENERGY
      Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        1,658          1,465
      Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          341            133
                                                                                 ---------        -------
                                                                                     1,999          1,598

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          456            384
      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          356            417
      Depreciation, depletion, amortization and impairment  . . . . . . . . .          355            475
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .          124             50
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          104            140
                                                                                 ---------        -------
                                                                                     1,395          1,466
                                                                                 ---------        -------
          Income from energy operations . . . . . . . . . . . . . . . . . . .          604            132
                                                                                 ---------        -------

          Income (loss) from asset management operations  . . . . . . . . . .        1,784            (88)

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,853         15,631

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,626         13,912
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        2,138          1,994
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          176            244
                                                                                 ---------        -------
                                                                                    17,940         16,150
                                                                                 ---------        -------
          Loss from textile products operations . . . . . . . . . . . . . . .          (87)          (519)





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                    1996            1995
                                                                                ------------     ----------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,045       $  4,992

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,238          4,239
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          730            556
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          381            131
                                                                                  --------       --------
                                                                                     5,349          4,926
                                                                                  --------       --------
          Income (loss) from hotel operations . . . . . . . . . . . . . . . .         (304)            66

          Loss from operating subsidiaries  . . . . . . . . . . . . . . . . .         (391)          (453)

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . .          904             62

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          226            201
                                                                                  --------       --------

          Income (loss) from associated company . . . . . . . . . . . . . . .          678           (139)

OTHER
      Interest on short-term investments and other income   . . . . . . . . .          128             54
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106            107
                                                                                  --------       --------
                                                                                       234            161

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,080          1,012
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          590            677
                                                                                  --------       --------
                                                                                     1,670          1,689
                                                                                  --------       --------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,436)        (1,528)
                                                                                  --------       --------

      Income (loss) before income taxes and extraordinary gain  . . . . . . .          635         (2,208)
      Income taxes (benefit)  . . . . . . . . . . . . . . . . . . . . . . . .          135            (36)
                                                                                  --------       --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    500       $ (2,172)
                                                                                  ========       ========

PER COMMON SHARE (PRIMARY)
      Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . . . . .     $   0.38       $  (1.61)
                                                                                  ========       ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                --------------------------
                                                                                                   1996             1995
                                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,205           $  (653)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, depletion, amortization and impairment  . . . . . . . . . . . . . . . . .      4,427             5,047
      Undistributed income from energy affiliate  . . . . . . . . . . . . . . . . . . . . . .     (3,438)           (2,208)
      Gain from sale of investment in ShowBiz   . . . . . . . . . . . . . . . . . . . . . . .     (2,431)               --
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . . . . . . . . . .      2,103              (952)
      Distributions from energy affiliate   . . . . . . . . . . . . . . . . . . . . . . . . .      1,943             2,301
      Equity in net (income) of  associated company   . . . . . . . . . . . . . . . . . . . .     (1,676)             (367)
      Equity in net loss of real estate affiliate   . . . . . . . . . . . . . . . . . . . . .      1,259               495
      Amortization of deferred gain from debenture exchange   . . . . . . . . . . . . . . . .       (430)             (383)
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . .        189                21
      Increase in mortgage loans from sale of real estate   . . . . . . . . . . . . . . . . .        (10)              (18)
      Proceeds from collections of mortgage loans   . . . . . . . . . . . . . . . . . . . . .          4               972
      Gain from sale of hotel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (2,164)
      Mortgage loans assigned to plaintiff in litigation settlement   . . . . . . . . . . . .         --               592
      Provision for losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               421
      Gain from extinguishment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              (144)
      Amortization of mortgage loan discounts   . . . . . . . . . . . . . . . . . . . . . . .         --               (10)
      Net change in textile products assets and liabilities   . . . . . . . . . . . . . . . .     (1,351)              148
      Net change in other assets and liabilities  . . . . . . . . . . . . . . . . . . . . . .     (3,853)           (2,418)
      Net change in energy assets and liabilities   . . . . . . . . . . . . . . . . . . . . .        158              (205)
                                                                                               ---------          --------

          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . .         99               475

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fee interest in hotel   . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,550)               --
   Proceeds from sale of investment in ShowBiz  . . . . . . . . . . . . . . . . . . . . . . .      4,139                --
   Capital expenditures for hotels and real estate  . . . . . . . . . . . . . . . . . . . . .       (961)             (547)
   Investments in textile products property and equipment   . . . . . . . . . . . . . . . . .       (618)           (1,004)
   Investments in energy property and equipment   . . . . . . . . . . . . . . . . . . . . . .       (288)              (51)
   Net change in restricted cash for investing activities   . . . . . . . . . . . . . . . . .       (116)              (67)
   Investment in affiliate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (54)           (4,474)
   Proceeds from sale of hotel assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            12,888
                                                                                               ---------          --------

          Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . .     (4,448)            6,745

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . . . . . . . . . .      9,200             1,280
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . . . . . . . . . .     (1,084)           (7,141)
   Purchase of common stock for treasury  . . . . . . . . . . . . . . . . . . . . . . . . . .       (394)             (458)
   Purchase of capital stock by energy subsidiary for treasury  . . . . . . . . . . . . . . .       (158)           (2,231)
   Payment of dividend to Series B preferred stockholders   . . . . . . . . . . . . . . . . .        (50)               --
   Net change in restricted cash for financing activities   . . . . . . . . . . . . . . . . .         --               739
   Repurchase of 7% Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              (460)
   Payment of dividends to minority stockholders of energy subsidiary   . . . . . . . . . . .         --              (546)
   Purchase of fractional shares - reverse split  . . . . . . . . . . . . . . . . . . . . . .         --               (17)
                                                                                               ---------          --------

          Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . .      7,514            (8,834)
                                                                                               ---------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                17
                                                                                               ---------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . .      3,165            (1,597)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .      3,339             3,295
                                                                                               ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,504          $  1,698
                                                                                               =========          ========





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

         In October 1995 the Company announced its intention to change its fiscal year end from July 31 to December 31, effective December 31, 1995. This Form 10-Q contains comparative information for the quarter and nine months ended September 30, 1995 to conform with the Company's new reporting requirements. The Company was not required to file a Form 10-K for the period ended December 31, 1995, but will report audited accounts for the five month period then ended in the next required Form 10-K, which will include the period beginning August 1, 1995 and ending December 31, 1996. Share and per share amounts have been adjusted for the one-for-four reverse stock split effected on June 28, 1995.

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

2. INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):

                                                                                             INCOME (LOSS) FROM INVESTMENTS
                                        AS OF SEPTEMBER 30, 1996            AMOUNT AT          FOR THE NINE MONTHS ENDED
                                        ------------------------        WHICH CARRIED AT       -------------------------
                                                         COST OR    --------------------------       SEPTEMBER 30,
   BUSINESS SEGMENTS AND                    NUMBER OF   ASCRIBED    SEPTEMBER 30, DECEMBER 31,   ----------------------
 DESCRIPTION OF INVESTMENT              UNITS OR SHARES   VALUE          1996         1995         1996          1995
 -------------------------              ---------------  --------   ------------- ------------   --------      --------
ASSET MANAGEMENT
REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (A)
   - General partner interest   . . . .          --      $  8,718    $  5,313      $  5,841      $    (75)        $  (78)
   - Limited partner units  . . . . . .     413,040         5,381       2,337         3,565        (1,184)          (417)
                                                         --------    --------      --------      --------         ------

       Totals . . . . . . . . . . . . .                  $ 14,099    $  7,650      $  9,406      $ (1,259)        $ (495)
                                                         ========    ========      ========      ========         ======

ASSOCIATED COMPANY
   SHOWBIZ PIZZA TIME, INC. (B)
   - Common stock   . . . . . . . . . .   2,413,789      $  4,904    $ 16,527      $ 16,490      $  1,676         $  367
   - Gain on sale of shares   . . . . .                        --          --           --          2,431             --
                                                         --------    --------      --------      --------         ------

       Totals . . . . . . . . . . . . .                  $  4,904    $ 16,527      $ 16,490      $  4,107         $  367
                                                         ========    ========      ========      ========         ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

    (A) At September 30, 1996, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP on the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of various partner capital transactions reported by HRP.

              The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Beginning November 1, 1993, the Company commenced amortization of that portion of the general partner interest ascribed to the management rights, and for the nine months ended September 30, 1996 and 1995 such amortization was $504,000, respectively.

              As the Company continues to record its share of HRP's net loss, primarily the result of non-cash depreciation expense, it is anticipated that the carrying value of the limited partner interest will be reduced to zero. At such time, no further recording of equity losses will be required; however, unrecognized losses which may occur after the carrying value has been reduced to zero must be recovered before the Company would be able to recognize income on such units in the future.

              The carrying value of the Company's investment in HRP's limited partner interest also includes non-cash adjustments for its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. For the nine months ended September 30, 1996 the carrying value was decreased by $47,000 for such adjustments.

              As further discussed in Note 4, the Company has pledged 89,269 limited partner units to collateralize a promissory note, due March 1998, in the principal amount of $500,000.

    (B) The Company accounts for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") on the equity method of accounting. The Company also records its pro rata share of stockholders' equity transactions. The financial impact of ShowBiz's shareholders' equity transactions resulted in a non-cash increase in the carrying value of the Company's investment in ShowBiz and a corresponding increase in additional paid-in capital in the amount of $69,000 for the nine months ended September 30, 1996.

              On May 22, 1996, ShowBiz completed a three for two stock split in the form of a 50% dividend to holders of record as of May 1, 1996. The Company received 842,096 additional shares of ShowBiz in connection with the stock split. All references to the number of ShowBiz shares have been restated for the effect of this stock split.

              During the nine months ended September 30, 1996, the Company sold 262,500 shares of ShowBiz for aggregate proceeds of $4,139,000 (average price of $15.77 per share). The net gain from the various sales was $2,431,000, of which $391,000 was recorded in the quarter ended September 30, 1996.

              At September 30, 1996, the Company owned 13% of ShowBiz, all of which is pledged to secure certain loans payable discussed in
              Note 4.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

       The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at September 30, 1996 were:

                                                                         AMOUNT PER SHARE
                                                                      ----------------------
              SECURITY DESCRIPTION                                     MARKET       CARRYING
              AND (QUOTRON SYMBOL)                                      PRICE         VALUE
          ----------------------------                               ----------    ----------
         HRP limited partner units (HRY)  . . . . . . . . . . . .       $28.50        $5.66
         ShowBiz common shares (SHBZ) . . . . . . . . . . . . . .        18.12         6.85

    The general partner interest in HRP is not publicly traded.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 19 to the consolidated financial statements contained in Form 10-K for the fiscal year ended July 31, 1995.

         Settlement of Claim by the Securities and Exchange Commission. On July 22, 1996, the Company announced that it agreed to a settlement of a claim by the Securities and Exchange Commission ("SEC") arising from the sale of a small portion of its holdings in the stock of ShowBiz during a four-day period in June 1993. These and other similar sales were made by the Company pursuant to a pre-planned, long-term selling program begun in December 1992. The SEC asserted that some, but not all, of the Company's June 1993 sales were improper because, before the sales program was completed, the Company is alleged to have received non-public information about ShowBiz. In connection with the settlement, the Company agreed to contribute approximately $953,000, representing the loss that the SEC alleged the Company avoided by selling during the four-day period, plus interest of $240,000. This money was deposited into a fund for the benefit of those who bought ShowBiz stock from the Company during the four-day period. The Company has also agreed to be subject to an injunction against any future violations of certain federal securities laws. In addition, the SEC alleged that Anthony J. Gumbiner, Chairman of the Board and Chief Executive Officer of the Company, failed to take appropriate action to discontinue the Company's sales of the ShowBiz shares during the four days in question. Mr. Gumbiner did not directly conduct the sales, nor did he sell any shares for his own account or for the account of any trust for which he has the power to designate the trustee. Although the sales were made solely by the Company, the SEC assessed a civil penalty of $477,000, against Mr. Gumbiner, as a "control person" for the Company. Mr. Gumbiner, however, is not subject to any separate injunction concerning his future personal activities.

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

         As the settlement had been anticipated and estimated amounts previously accrued, the Company's contribution, including interest, did not result in an additional charge against operations in any period included herein. In approving the terms of the settlement, the Board of Directors of the Company also authorized the Company to loan Mr. Gumbiner the amount needed to satisfy his personal assessment. Significant terms of the promissory note from Mr. Gumbiner include: (i) principal amount of $477,000; (ii) interest rate of prime plus 0.75%; and (iii) quarterly principal and interest payments totaling $31,250.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

4.  LOANS PAYABLE

    Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                            1996            1995
                                                                       -------------    ------------
         Real Estate
           Promissory note, 8%, due March 1998  . . . . . . . . . . .    $    500        $    500
           Promissory note, 7.5%, repaid in July 1996 . . . . . . . .          --             437
                                                                         --------        --------
                                                                              500             937
         Energy
           Line of credit, prime + 2%, due September 1999 . . . . . .         900           1,125

         Textile Products
           Revolving credit facility, prime + .5%, due August 1997  .       8,500           8,100
           Equipment loan, 10%, due December 1996 . . . . . . . . . .          38             200
                                                                         --------        --------
                                                                            8,538           8,300
         Hotels
           Term loan, prime + 3.5%, due May 2001  . . . . . . . . . .       6,779              --
           Term loan, 10%, due May 2001 . . . . . . . . . . . . . . .       5,027           5,099
           Term loan, certificate of deposit rate, due January 1997 .         375              --
           Non-interest bearing obligation, due March 1997  . . . . .         166             333
                                                                         --------        --------
                                                                           12,347           5,432
         Associated Company
           Line of credit, prime + .75%, due April 1997 . . . . . . .       7,000           5,000
           Promissory note, 5%, due March 1997  . . . . . . . . . . .       4,000           4,000
                                                                         --------        --------
                                                                           11,000           9,000
                                                                         --------        --------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .    $ 33,285        $ 24,794
                                                                         ========        ========

    Further information regarding loans payable is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note in March 1994. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $11.25 per unit, but in no event more than an additional $500,000 (the "Participation Amount"). As the HRP per unit price was $28.50 at September 30, 1996, the Company has accrued an additional $200,000 for this Participation Amount as a charge to interest expense in the quarter ended September 30, 1996, which is in addition to the $100,000 charge which had been recorded in the two month period ended December 31, 1995.

         Promissory note. The Company issued a promissory note in the amount of $1,500,000 to the agent for plaintiffs in the litigation styled Equitec Roll-up Litigation, discussed in Note 19 to the Company's Form 10-K for the fiscal year ended July 31, 1995. Monthly payments included $62,500 of principal amortization. The note was collateralized by 187,500 shares of common stock of Hallwood Energy Corporation ("HEC"). The final payment was made in July 1996.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


    Energy

         Line of credit. In May 1995, HEC entered into a line of credit facility with a bank in the maximum commitment amount of $1,500,000. Interest is paid monthly and principal amortization of $75,000 is paid quarterly. The interest rate was 10.25% at September 30, 1996. The facility limits dividends to $3.50 per share per annum. Availability is limited to 50% of the market value of HEC's pledged HEP units at the date additional borrowings are made, subject to the maximum of $1,500,000. HEC presently has no additional borrowing capacity under this facility. The outstanding balance at September 30, 1996 was $900,000.

         Included in the consolidated balance sheets are HEC's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $4,649,000.

    Textile Products

         Revolving credit facility. In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000 (the "Brookwood Revolver"). The Brookwood Revolver is collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 1997, reduce the interest to one-half percent over prime or libor plus 2.25%, permit the repayment of the Company's $1,000,000 balance of bridge financing and change certain of the financial covenants. The interest rate and outstanding balance at September 30, 1996 were 7.93% and $8,500,000, respectively. Brookwood had $1,624,000 of additional borrowing capacity at September 30, 1996.

         Equipment loan. In December 1991, Brookwood entered into an equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matures in December 1996, bears a 10% fixed interest rate and is secured by certain dyeing and finishing equipment. The outstanding balance at September 30, 1996 was $38,000.

    Hotels

         Term loan. In May 1996, a newly-formed, wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn By Marriott hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 loan from Allied Capital Commercial Corporation and Business Mortgage Investors, Inc. The loan is secured by the hotel and includes the following significant terms: (i) interest rate of prime plus 3.50% (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; (iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25. The outstanding balance at September 30, 1996 was $6,779,000.

         Term loan. In October 1994, the Company's Integra Hotels, Inc. subsidiary entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Residence Inn By Marriott hotel in Tulsa, Oklahoma and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at September 30, 1996 was $5,027,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

         Promissory note. In connection with the acquisition of the fee interest of the Greenville Residence Inn By Marriott, the Company issued a promissory note in the amount of $375,000. The promissory note bears interest at the same rate as the related $375,000 certificate of deposit, which secures the repayment of the note. The certificate of deposit is included in restricted cash, and it is anticipated that, at maturity, the promissory note will be repaid in full from proceeds of the certificate of deposit. The outstanding balance at September 30, 1996 was $375,000.

         Non-interest bearing obligation. A $500,000 non-interest bearing obligation was issued to the former preferred shareholders of Integra in connection with the Settlement and Supplemental Settlement described in
    Note 8 of the Company's 1995 Form 10-K, and is payable in three equal annual installments in the amount of $166,667. The first two installments were paid on March 8, 1995 and 1996, respectively, with the remaining installment due on March 8, 1997. The outstanding balance at September 30, 1996 was $166,666.

    Associated Company

         Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services Inc. ("MLBFS") in the maximum commitment amount of $6,000,000, the proceeds of which were used to repay a former margin loan. Significant terms were (i) initial maturity date - April 25, 1995; (ii) interest rate - prime plus 0.75%; (iii) collateral - 2,159,047 shares of ShowBiz common stock; and (iv) availability limited to 50% of the market value of the pledged shares of ShowBiz. In connection with an extension of the line of credit to April 30, 1996, the maximum commitment amount was reduced to $5,000,000. The maturity date of the line of credit was further extended to April 30, 1997, and the maximum commitment amount was increased by $2,000,000 to $7,000,000. The Company drew down the additional $2,000,000 in June 1996. Due to the increased value of the pledged ShowBiz shares and resulting excess collateral value, MLBFS consented to the release of 262,500 shares, which were sold as discussed in Note 3. At September 30, 1996, 1,896,547 shares of ShowBiz were pledged to MLBFS. The interest rate and outstanding balance at September 30, 1996 were 9% and $7,000,000, respectively.

         Promissory note. The Company issued a $4,000,000 promissory note to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; (iii) collateral - 517,242 shares of ShowBiz common stock; and (iv) the Trust is entitled to contingent interest in an amount equal to 100% of the increase in the market value of the ShowBiz shares, as defined, over the base amount of $16.67 per share. As the ShowBiz share price, as defined, was less than the base amount at September 30, 1996, the Company did not record an additional charge for this contingent interest.

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

         Since 1994, the Company has repurchased 7% Debentures having a principal value of $4,673,000. These repurchases satisfied the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996, and partially satisfied the Company's obligation to retire an additional 15% of the original issue ($4,122,000) prior to March 1998. Accordingly, the Company must retire an additional $2,197,000 prior to March 1998.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

         Interest due on August 15, 1996 was paid in-kind by the issuance of $2,817,000 additional 13.5% Debentures (the "1996 Series") and $260,000 of cash in lieu of fractional debentures. The 1996 Series does not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore is not listed. Under the terms of its Trust Indenture, the Company is not obligated to pay future cash interest until August 15, 1998, and has no present intention of paying interest in cash until that time.

         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                           SEPTEMBER 30,   DECEMBER 31,
                               DESCRIPTION                                      1996           1995
               ------------------------------------------                  -------------   ------------
             7% Debentures (face value)  . . . . . . . . . . . . . . . . .     $22,808        $22,808
             Unrecognized gain from purchase and exchange, net of
                $1,989 and $1,559 accumulated amortization, respectively .       2,231          2,661
                                                                               -------        -------

                   Totals  . . . . . . . . . . . . . . . . . . . . . . . .     $25,039        $25,469
                                                                               =======        =======

             13.5% Debentures (face value)
                1989 Series  . . . . . . . . . . . . . . . . . . . . . . .     $18,203        $18,203
                1991 Series  . . . . . . . . . . . . . . . . . . . . . . .       2,292          2,292
                1992 Series  . . . . . . . . . . . . . . . . . . . . . . .       2,360          2,360
                1996 Series  . . . . . . . . . . . . . . . . . . . . . . .       2,817             --
                                                                               -------        -------

                   Totals  . . . . . . . . . . . . . . . . . . . . . . . .     $25,672        $22,855
                                                                               =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

6.  INCOME TAXES

         The following is a summary of the income tax expense (benefit) (in thousands):

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ---------------------         ---------------------
                                                  1996           1995            1996          1995
                                                --------       --------        --------      --------
             Federal
                Deferred  . . . . . . . . . .    $  31          $ (16)          $189           $  21
                Current . . . . . . . . . . .      128             --            182              --
                                                 -----          -----           ----           -----
                   Sub-total  . . . . . . . .      159            (16)           371              21

             State    . . . . . . . . . . . .      (24)           (20)           184             202
                                                 -----          -----           ----           -----

                   Total  . . . . . . . . . .    $ 135          $ (36)          $555           $ 223
                                                 =====          =====           ====           =====

         The 1996 federal deferred tax expense amounts were recorded by the Company's HEC subsidiary, and the 1995 amounts were recorded by the Company. The federal current tax expense in 1996 is an estimate for alternative minimum tax payable by the Company.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the consolidated deferred tax asset (net of valuation allowance) was $5,740,000 at September 30, 1996. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

7. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments:

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           --------------------
                        DESCRIPTION                                          1996        1995
           -----------------------------------------                       --------    --------
         Supplemental schedule of noncash investing
            and financing activities:
            Payment in-kind of annual interest on 13.5% Debentures  . . .   $2,817       $   --
            Recording of proportionate share of stockholders'
               equity transaction by ShowBiz  . . . . . . . . . . . . . .       69          161
            Recording of proportionate share of partners' capital
               transactions by HRP  . . . . . . . . . . . . . . . . . . .       47           --
            Issuance of redeemable preferred stock  . . . . . . . . . . .       --        1,000
            Mortgage loans assigned to plaintiff in connection
               with litigation settlement . . . . . . . . . . . . . . . .       --          592
            Effect of reverse split on common stock/additional
               paid in capital  . . . . . . . . . . . . . . . . . . . . .       --          479
            Real estate acquired through foreclosure  . . . . . . . . . .       --           23

         Supplemental disclosures of cash payments:
            Interest paid . . . . . . . . . . . . . . . . . . . . . . . .   $3,446       $6,489
            Income taxes paid . . . . . . . . . . . . . . . . . . . . . .      328          279

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

            On July 10, 1996 the Offer was extended from its original termination date of July 12, 1996 to July 23, 1996. As a result the Company purchased 28,126 shares, or 1.76% of the total outstanding shares, from 1,590 stockholders at a total cost of $394,000. Such shares have been added to treasury shares.

9.       TENDER OFFER FOR SHARES OF HEC AND MERGER INTO THE COMPANY

            On October 10, 1996, the Company and HEC, an 82% owned subsidiary, announced that the two companies had entered into a definitive merger agreement providing for the merger of HEC into the Company. Prior to the merger, the Company agreed to commence a tender offer for all of the outstanding shares of HEC not currently owned by the Company, at a price of $19.50 per share, subject to the terms and conditions of the tender offer documents.

            The board of directors of HEC and a special committee of the board of directors of HEC unanimously approved the tender offer and merger and determined that the terms of the tender offer and the merger were fair to and in the best interest of the stockholders of HEC. The board of directors of HEC have recommended that all stockholders of HEC accept the tender offer and tender their shares. The completion of the transaction is conditioned upon, among other things, the valid tender of a majority of the HEC shares not currently held by the Company, which together with the shares currently held by the Company, will constitute at least 90% of the issued and outstanding shares of HEC.

            The tender offer will expire on November 22, 1996, unless extended. The merger agreement provides that promptly after the completion of the tender offer, receipt of any required approvals for the merger and the waiver or satisfaction of any other condition, HEC will be merged into the Company.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

         The Company reported net income of $500,000 for the third quarter ended September 30, 1996, compared to a net loss of $2,172,000 in the 1995 period. The nine-month net income of $3,205,000, compares to a net loss of $653,000 in the 1995 period. Total revenue for the 1996 third quarter was $27,842,000, compared to $23,355,000 in the prior-year period. For the nine months revenue was $87,431,000 compared to $87,860,000 in the prior-year period.

         The prior year quarter and nine month results have been restated as a result of a change in the Company's fiscal year end from July 31 to December 31, beginning December 31, 1995.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $2,116,000 for the quarter ended September 30, 1996 increased by $971,000, or 85%, from $1,145,000 in the prior-year period. Fee income of $4,208,000 for the nine months increased by $970,000 from the similar period a year ago. Fees are derived from the Company's asset management, property management, leasing and construction services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP"). The increase was due primarily to leasing fees earned in the quarter ended September 30, 1996, in connection with the long-term renewal of a lease for a major tenant.

         The equity loss from investments in HRP represents the Company's recognition of its pro rata share of the loss reported by HRP. For the 1996 third quarter, the Company reported a $310,000 loss compared to a $420,000 loss in the period a year ago. The comparative nine month amounts were losses of $1,259,000 and $495,000 for the 1996 and 1995 periods, respectively. The increased loss for the nine months resulted from the Company's additional investment in HRP limited partner units. Since March 1995, the Company has acquired 323,771 additional limited partner units, pursuant to HRP's reverse unit split and commission-free, odd-lot buyback programs. The Company will continue to recognize significant non-cash, equity losses from its HRP investment, until the carrying value of the limited partner units is reduced to zero. See Note 2 to the Company's consolidated financial statements.

         Interest and discounts from mortgage loans for the 1996 third quarter declined to $1,000 from the 1995 amount of $3,000, and for the nine months declined to $4,000 from the 1995 amount of $77,000. The declines were the result of the sale or assignment of substantially all of the mortgage loan portfolio in the prior year.

         As a result of the December 1995 sale of the United Kingdom office-retail property, the Company reported no rental income in 1996, compared to $183,000 in the 1995 third quarter and $538,000 for the nine months in 1995.

         Expenses. Administrative expenses declined to $247,000 and $898,000 in the 1996 third quarter and nine month periods, compared to $325,000 and $974,000 in the comparable year-ago periods. The decreases were primarily attributable to lower leasing commission expense.

         Amortization expense of $168,000 for the quarter and $504,000 for the nine months in both the 1996 and 1995 periods relates to HRC's general partner investment in HRP to the extent allocated to management rights.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The 1995 periods also include depreciation expense of $75,000 and $225,000, respectively, for the office-retail property which was sold in December 1995.

         Interest expense increased to $211,000 from $113,000 in the 1996 third quarter and decreased to $241,000 from $427,000 in the nine month period, due to the recording of a $200,000 charge in the 1996 third quarter for the Participation Amount discussed in Note 4, offset by lower interest costs from the aforementioned sale of the office-retail property and repayment of the associated loan payable.

         The provision for losses of $427,000 in the 1995 third quarter and $421,000 for the 1995 nine month period were primarily comprised of a $221,000 loss on the disposition of a portion of the Company's mortgage loan portfolio and a $200,000 write-down on the carrying value of the office-retail property. In 1996, the Company recorded a recovery of $22,000 in the second fiscal quarter in connection with the resolution of litigation over a defaulted mortgage.

         Operating expenses were immaterial for the 1996 and 1995 periods.

    ENERGY.

         Revenue. Following the December 1995 conversion of its HEC preferred stock investment into common stock and HEC's various purchases of its own stock for treasury, the Company presently owns 82% of the common stock of HEC. HEC's general partner interest in Hallwood Energy Partners, L.P. ("HEP") entitles it to a share of net revenues derived from HEP's properties ranging from 2% to 25%, and it also holds approximately 6.5% of HEP's limited partner units. HEC accounts for its ownership of HEP using the proportionate consolidation method of accounting, whereby HEC records its proportionate share of HEP's revenue and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its affiliate, Hallwood Consolidated Resources Corporation, which HEP accounts for under the equity method.

         Third quarter 1996 oil and gas revenues of $1,658,000 increased
    $193,000, or 13%, compared to $1,465,000 in the year-ago period.   For the
    nine months, the comparison of oil and gas revenues was $5,242,000 in the current year and $3,992,000 in the year ago period. Oil revenue for the nine months increased $322,000 to $1,982,000, due to an increase in production to 101,000 barrels from 97,000 barrels, combined with an increase in the average price per barrel to $19.62 from $17.11. Gas revenue for the nine months increased $928,000 to $3,260,000, primarily as a result of an increase in the average gas price to $2.39 from $1.75 per mcf, and an increase in production to 1,364,000 mcf from 1,329,000 mcf.
    The increase in oil and gas production is primarily due to increased production from developmental and exploratory drilling projects in Montana, Wyoming and West Texas, partially offset by normal production declines.

         Other income consists primarily of acquisition fee and interest income, as well as HEC's share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income (loss) of affiliates and miscellaneous income or expense. The increases in other income to $341,000 for the 1996 third quarter from $133,000 in the 1995 period and to $405,000 for the 1996 nine month period from $52,000 in the 1995 period are primarily due to fees earned from HEP property acquisitions and an increase in HEP's equity in earnings of affiliate which resulted from higher oil and gas revenues.

         Expenses. Administrative expenses increased by $72,000 for the 1996 third quarter to $456,000 from $384,000 in the 1995 quarter and increased by $6,000 to $890,000 for the 1996 nine month period from $884,000 due to an increase in allocated internal overhead.

         Operating expenses decreased by $61,000 to $356,000 for the 1996 third quarter from $417,000 in the prior-year quarter as a result of production decreases during the quarter; however, the operating expenses

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    increased $29,000 to $1,088,000 for the nine months from $1,059,000 as a result of increased production taxes and operating expenses in 1996 due to the production increase described above.

         Depreciation, depletion, amortization and impairment expenses were $355,000 for the 1996 third quarter and $1,210,000 for the nine months compared to $475,000 and $1,820,000 in the year-ago periods. The quarterly decrease is attributable to lower capitalized costs in 1996 and the nine months decrease is primarily the result of an asset impairment reported in the March 1995 period of $464,000, which represented HEC's pro rata share of the write-off of HEP's Indonesian operations, combined with lower capitalized costs in 1996.

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

         Interest expense decreased by $36,000 to $104,000 for the 1996 third quarter compared to $140,000 in 1995 and increased by $14,000 to $358,000 for the 1996 nine months compared to $344,000 for the year-ago period, primarily from HEC's net borrowings under its line of credit.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

TEXTILE PRODUCTS.

         Revenue. Sales increased $2,222,000 in the 1996 third quarter to $17,853,000, compared to $15,631,000 in the same quarter a year ago. The comparative nine month sales decreased to $57,940,000 in 1996 from $60,759,000 in 1995. The increase of sales in the third quarter was principally in the distribution business. During the first six months many of Brookwood's customers reduced their purchases due to weak market conditions that they were experiencing; however, in the third quarter these customers increased their purchases from Brookwood.

         Expenses. Cost of sales increased $1,714,000 or 12.3% to $15,626,00 from $13,912,000, compared to the 14.2% increase in sales for the 1996 third quarter from the comparable prior year quarter. The higher gross profit margin for the 1996 third quarter (12.5% versus 11.0%) was principally the result of the increased level of distribution sales with their higher profit margins and the more efficient operations at the Kenyon dyeing and finishing plant. The comparable gross profit margins for the nine month periods were 13.7% in 1996 and 11.4% in 1995.

          Administrative and selling expenses increased $144,000 in the 1996 third quarter to $2,138,000 from $1,994,000 for the comparable 1995 period and increased $383,000 for the nine month period to $6,417,000 from $6,034,000 for the comparable 1995 period, due primarily to increased operating expenses associated with growth of the distribution businesses and a $95,000 provision for costs related to management changes at the Kenyon plant in the 1996 first quarter.

         The $68,000 decrease in interest expense to $176,000 for the 1996 third quarter and $205,000 decrease to $498,000 for the nine months were the result of lower average borrowings and interest rates than in the prior-year periods.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    HOTELS

         Revenue. Sales of $5,045,000 in the 1996 third quarter increased by $53,000 from the year-ago amount of $4,992,000. The 1996 nine month sales of $16,107,000 decreased by $141,000, compared to $16,248,000 for the 1995 period. The modest increase for the three months is attributable to higher average daily rates, partially offset by reduced occupancy levels. The decrease for the nine months is primarily attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel, which had contributed $362,000 to sales in the 1995 first quarter. This decrease was offset by increased revenues at the remaining hotels which reported higher average daily rates but lower occupancy levels during the 1996 nine month period. In January 1995 the Company sold its fee interest in the Lido Beach Holiday Inn hotel resulting in a gain of $2,164,000 and in the 1995 second quarter the Company sold two management contracts which resulted in a gain of $232,000. Management fee income of $125,000 for the 1995 nine month period related to managed properties prior to the sale of the management contracts.

         Expenses. Operating expenses of $4,238,000 for the 1996 third quarter were virtually unchanged from the prior year. The 1996 nine month hotel operating expenses decreased by $444,000 to $13,188,000, compared to $13,632,000 for the 1995 period. The decrease for the nine months is primarily attributable to the aforementioned sale of the Lido Beach Holiday Inn hotel.

         Depreciation and amortization expense increased by $174,000 to $730,000 for the 1996 third quarter, reflecting the purchase of the fee interest in the Residence Inn By Marriott hotel in Greenville, South Carolina and recent capital expenditures at the remaining properties. Depreciation and amortization for the 1996 and 1995 nine month periods were $1,905,000 and $1,721,000, respectively.

         Interest expense increased by $250,000 to $381,000 for the quarter from $131,000 in the 1995 period and increased by $338,000 to $804,000 for the nine month period from $466,000 in 1995, due to the procurement of the $6,800,000 term loan on the Greenville, South Carolina hotel, partially offset by the payoff of the term loan secured by The Lido Beach Holiday Inn hotel.

    ASSOCIATED COMPANY

         Revenue. The Company records its pro-rata share of ShowBiz results using the equity accounting method. The Company recorded income of $513,000 from its investment in ShowBiz for the quarter ended September 30, 1996, compared to income of $62,000 in the prior-year period. For the nine months the Company recorded equity income of $1,676,000, compared to income of $367,000 in 1995. The improvement in ShowBiz results for the 1996 periods are attributable to a 9.7% increase in comparable same store sales and in improved operating margins. During the nine months ended September 30, 1996 the Company also sold 262,500 shares of ShowBiz for aggregate proceeds of $4,139,000 (average price of $15.77 per share). The net gain from the various sales was $2,431,000. Of the 262,500 shares sold, 37,500 shares were sold in the 1996 third quarter for $640,000 with a net gain of $391,000.

         Expenses. Interest expense of $226,000 for the 1996 third quarter increased by $25,000 from the year-ago amount of $201,000. Interest expense of $566,000 for the 1996 nine month period increased by $24,000 from the 1995 amount of $542,000. The increases were attributable to additional borrowings under the MLBFS line of credit.

    OTHER

         Revenue. Interest on short-term investments and other income increased by $74,000 to $128,000 for the 1996 third quarter and increased by $114,000 to $358,000 for the 1996 nine month period from the comparable prior year amounts. The increases were primarily attributable to rental income earned from the subleasing of executive office space formerly occupied by the Company's affiliated entity - Integra-A Hotel and Restaurant

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Company. Fee income in the 1996 third quarter and nine month periods of $106,000 and $319,000, respectively, were comparable with the prior-year amounts.

         Expenses. Interest expense in the amount of $1,080,000 for the 1996 third quarter and $3,131,000 for the nine months fluctuated from the prior year amounts of $1,012,000 and $3,144,000, respectively. The fluctuations were due to the August 1996 issuance of additional 13.5% Debentures in the amount of $2,817,000 in connection with the payment of interest in-kind as discussed in Note 5, offset by the repurchase of 7% Debentures in 1995.

         Administrative expenses of $590,000 for the 1996 third quarter and $1,656,000 for the nine months were slightly below the comparable 1995 amounts of $677,000 and $1,657,000, respectively.

         Income taxes. Income taxes (benefit) were $135,000 for the 1996 quarter and $(36,000) in the 1995 quarter. The 1996 quarter included a $31,000 federal deferred tax charge and the nine months included a $189,000 federal deferred tax charge. The federal current charge of $128,000 and $182,000 for the three and nine months of 1996 relate to estimated alternative minimum tax. The balance of the expense in all periods was for state taxes. State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

         As of September 30, 1996, the Company had approximately $60,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences (excluding separate return losses of HEC) to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $16,000,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

         As a result of the Company's purchase of approximately 37,000 additional HEC common shares in the October through December 1995 period, and the December 31, 1995 conversion of 356,000 shares of HEC preferred stock into 356,000 shares of common stock, as well as various purchases by HEC of its own stock for treasury, the Company owns 82% of the common stock of HEC. Beginning January 1, 1996 HEC will be included in the consolidated income tax returns of the Company. Prior to January 1, 1996, HEC was an independent entity for tax reporting purposes, although it has been a consolidated subsidiary for financial reporting purposes since May 1990.
    As of September 30, 1996, HEC had estimated net operating loss carryforwards ("NOLs") of $109,000,000, in addition to various other tax credits and carryforwards. A related valuation allowance was recorded, based upon HEC's expectations regarding the utilization of such NOLs, to reduce the value of the reported tax benefit to $311,000. In accordance with federal tax laws and regulations governing consolidated groups, these NOLs and tax carryforwards must remain at the subsidiary level.

         Extraordinary gain from extinguishment of debt. The extraordinary gain in the second quarter of 1995 in the amount of $144,000 resulted from the early extinguishment of 7% Debentures at a discount, having a face value of $604,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at September 30, 1996 totaled $6,504,000.

         Although the Company's ShowBiz shares, having a market value of approximately $44,655,000 at October 31, 1996 (based upon the closing price on such date of $18.50 per share), are presently unregistered, and may be subject to some limitations on sale, management believes there is a ready market to sell such shares without adversely affecting market price. All of the Company's 2,413,789 ShowBiz shares are pledged as collateral for the $7,000,000 line of credit and the $4,000,000 promissory note. The Company currently has no availability under its line of credit which matures in April 1997. The promissory note matures March 1997.

         The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The majority of its investment in HRP is presently unencumbered.

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, HEC reports its share of the long-term obligations of its HEP affiliate totaling $4,649,000 at September 30, 1996. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In May 1995, HEC obtained a $1,500,000 line of credit from a bank and subsequently borrowed $1,200,000, which has been reduced to $975,000 at September 30, 1996. The line of credit is secured by the publicly-traded limited partner units it holds in HEP. HEC has no unused borrowing capacity under its line of credit at September 30, 1996. The line of credit limits HEC's dividends to $3.50 in each calendar year.

         Brookwood maintains a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which is collateralized by accounts receivable and equipment. At September 30, 1996, Brookwood had $1,624,000 of unused borrowing capacity on its line of credit.

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

         Management believes that it will have sufficient funds derived from operations and the potential sale of ShowBiz shares, hotel properties or other assets to satisfy its obligations and, additionally, the Company hopes to be able to retire debentures and /or equity from time to time through open market purchases or negotiated transactions.

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

    2    Changes in Securities                                                                    None

    3    Defaults upon Senior Securities                                                          None

    4    Submission of Matters to a Vote of Security Holders                                      None

    5    Other Information                                                                        None

    6    Exhibits and Reports on Form 8-K

         (a) Exhibits

             (i)  11 - Statement Regarding Computation of Per Share Earnings                      Page 27

             (ii) 27 - Financial Data Schedule                                                    Page 28

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



                                        THE HALLWOOD GROUP INCORPORATED



Dated: November 13, 1996                By:          /s/ Melvin J. Melle
                                           -------------------------------------
                                               Melvin J. Melle, Vice President
                                                 (Duly Authorized Officer and
                                                    Principal Financial and
                                                      Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number               Description
-------              -----------

  11         -       Statement Regarding Computation of Per Share Earnings

  27         -       Financial Data Schedule