Form 10-K405
period 1996-12-31
HALLWOOD GROUP INC
filed 1997-03-31
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
MARK ONE

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

FOR THE YEAR ENDED DECEMBER 31, 1996              COMMISSION FILE NUMBER: 1-8303

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      51-0261339
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
   3710 RAWLINS, SUITE 1500, DALLAS, TEXAS                         75219
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
               Common Stock ($.10 par value)                  New York Stock Exchange
13.5% Subordinated Debentures Due July 31, 2009               New York Stock Exchange
7% Collateralized Senior Subordinated Debentures Due July     New York Stock Exchange
  31, 2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, $.10 par value per share, held by non-affiliates of the registrant, based on the closing price of $27.00 per share on March 21, 1997 on the New York Stock Exchange, was $21,486,000.

     1,566,294 shares of Common Stock, $.10 par value per share, were outstanding at March 21, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.
================================================================================

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
Item 8.   Financial Statements and Supplementary Data.................   16
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   16

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   16
Item 11.  Executive Compensation......................................   16
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   16
Item 13.  Certain Relationships and Related Transactions..............   17

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   17

                                     PART I

ITEM 1. BUSINESS

     Upon its formation in 1981, The Hallwood Group Incorporated ("Hallwood" or the "Company") (NYSE:HWG) became engaged in the ownership, operation and management of the real estate portfolios of its corporate predecessors and in the merchant banking business, specializing in assisting troubled companies to implement plans of financial restructuring. After 1981, the Company disposed of a substantial portion of its initial real estate portfolio and significantly expanded the range of its merchant banking activities. The Company has acquired substantial investment positions in a number of previously unaffiliated enterprises and has thereby become a diversified holding company engaged in three principal activities: asset management, operating subsidiaries and investments in associated companies. At December 31, 1996, the Company, its operating subsidiaries and associated company were currently engaged in the commercial and industrial real estate, energy, textile products, hotel and restaurant businesses. For financial reporting purposes, Hallwood considers itself to operate in five business segments: real estate, energy, textile products, hotels and restaurants. The Company is no longer engaged in the merchant banking business, other than in connection with the businesses in which its operating subsidiaries are engaged. The Company is no longer engaged in the restaurant business, as the entire investment was sold in March 1997 through a secondary public offering by its associated company, ShowBiz Pizza Time, Inc. ("ShowBiz"). Financial information for each industry segment in which the company operates is set forth in Note 18 to the Company's consolidated financial statements.

     In October 1995, the Company changed its year end from July 31 to December 31, effective December 31, 1995.

     Asset Management. The Company's asset management division consists of real estate and energy business segments.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, Hallwood Realty Corporation ("HRC") and Hallwood Commercial Real Estate, Inc. ("HCRE"), formerly named Hallwood Management Company. HRC is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded real estate master limited partnership (AMEX:HRY). HRC owns a 1% general partner interest and Hallwood owns a 24% limited partner interest in HRP. HRC is responsible for asset management, financing, acquiring and disposing of HRP properties as it deems appropriate. In addition, HRC provides general operating and administrative services to HRP. At December 31, 1996, HRP owned twelve commercial properties, of which seven are office building properties and five are industrial park properties. HCRE was formed in June 1991 as Hallwood Management Company and acquired the rights to manage the HRP properties under various property management agreements. HCRE is responsible for on-site property management and receives various fees for managing, leasing and construction supervision at such properties. The latest financial statements of HRP are included elsewhere within this document.

     In December 1995, the Company completed the sale of the office-retail property located in the United Kingdom for $7,543,000. A provision for loss of $101,000 was recorded in connection with the sale.

     The Company previously had a significant investment in mortgage loan portfolios secured by residential lots and condominiums. The portfolios were liquidated during the year ended July 31, 1995, in connection with various sales and the assignment of a portion of the portfolio to a plaintiff in settlement of a lawsuit.

     In the year ended December 31, 1996, real estate accounted for 3% of the Company's total revenues, compared to 3% in the five months ended December 31, 1995, and 4% in the years ended July 31, 1995 and 1994.

     See Note 12 to the Company's consolidated financial statements.

     Energy. Energy operations became reportable in May 1990, when the Company increased its ownership of Hallwood Energy Corporation ("HEC") from 11% to 53%, through the conversion of its preferred stock into common stock and the purchase of additional common stock. Since May 1990 HEC has been accounted for as a consolidated subsidiary of the Company. As a result of HEC's subsequent purchases of its own stock for treasury and the Company's acquisition of additional HEC common stock, the Company's effective percentage ownership increased to 82%, and after the Company's November 1996 successful tender offer for the remaining minority shares, HEC was merged into the Company.

     Certain energy assets acquired by the Company from the merger were subsequently transferred to two wholly-owned entities, HEPGP Ltd. ("HEPGP") and Hallwood G.P., Inc. ("HGP"), the general partner of HEPGP.

     The Company's energy operations are now conducted primarily through HEPGP. HEPGP is engaged in the development, production and sale of oil and gas, and in the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP is the sole general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly-traded oil and gas master limited partnership (AMEX:HEP), and conducts substantially all if its operations through HEP. HEPGP's general partner interest in HEP entitles it to a share of net revenue derived from HEP's properties ranging from 2% to 25%. In addition, the Company holds approximately 6.5% of HEP's limited partner units.

     The Company and its subsidiaries account for their ownership of HEP using the proportionate consolidation method, whereby they record a proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     In the year ended December 31, 1996, energy accounted for 7% of the Company's total revenues, compared to 8% in the five months ended December 31, 1995, and 5% and 6% in the years ended July 31, 1995 and 1994, respectively.

     See Note 13 to the Company's consolidated financial statements.

     Operating Subsidiaries. The Company's operating subsidiaries division consists of textile products and hotel business segments.

     Textile Products. Textile products operations are conducted through the Company's wholly-owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     In the year ended December 31, 1996, textile products accounted for 67% of the Company's total revenues, compared to 69% in the five months ended December 31, 1995, and 69% and 67% in years ended July 31, 1995 and 1994, respectively.

     See Note 14 to the Company's consolidated financial statements.

     Hotels. Hotel operations are conducted through the Company's wholly-owned, Hallwood Hotels, Inc. ("Hallwood Hotels") and Hallwood-Integra Holding Company, Inc. ("Integra Hotels") subsidiaries, and consist of (i) leasehold interests in two hotel properties, the Longboat Key Holiday Inn, Sarasota, Florida and the Airport Embassy Suites, Oklahoma City, Oklahoma, both of which were purchased from the Company's then affiliate, Integra-A Hotel and Restaurant Company, in June 1991 and (ii) fee interests in two Residence Inns located in Tulsa, Oklahoma and Greenville, South Carolina, and a leasehold interest in a Residence Inn located in Huntsville, Alabama. The Company previously owned and operated The Lido Beach Holiday Inn, Sarasota, Florida, which was sold in January 1995, and operated two Residence Inn hotels under management contracts which were sold during the year ended July 31, 1995.

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

     In the year ended December 31, 1996, hotel revenues accounted for 18% of the Company's total revenues, compared to 20% in the five months ended December 31, 1995, and 22% and 20% in the years ended July 31, 1995 and 1994, respectively.

     Associated Companies. Hallwood's investment in an associated company consisted of its 13% common stock investment in ShowBiz (NASDAQ:SHBZ). The Company is no longer engaged in the restaurant business, as its entire investment was sold in March 1997 through a secondary public offering by ShowBiz. The Company sold 262,500 ShowBiz shares during 1996 for $4,139,000 in cash resulting in a $2,431,000 gain. The latest financial statements of ShowBiz are included elsewhere in this document. The Company accounts for its investment in ShowBiz on the equity basis. In the year ended December 31, 1996, the Company's income from ShowBiz accounted for 4% of the Company's total revenues, compared to net losses in the five months ended December 31, 1995 and year ended July 31, 1995, and 1% of total revenues in the year ended July 31, 1994.

     The Company formerly owned a 15% interest in Oakhurst Capital, Inc. (20% assuming exercise of warrants). In February 1994, the Company completed a cash sale of its entire investment for $1,250,000, resulting in a gain of $30,000.

     See Notes 2 and 21 to the Company's consolidated financial statements.

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

     Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not materially affected the Company's business to date or that of its associated company, it is possible that such considerations may have a material and adverse impact in the future. The Company actively monitors its environmental compliance and is not aware of any material compliance issues.

     Number of Employees. The Company had 1,020 and 1,009 employees as of February 28, 1997 and 1996, respectively, comprised as follows:

                                                                 FEBRUARY 28,
                                                                --------------
                                                                1997     1996
                                                                -----    -----
Hallwood....................................................        4        5
Brookwood...................................................      389      377
Hotel subsidiaries..........................................      392      386
HEPGP/HEC...................................................      127      133
HCRE........................................................       88       89
HRC.........................................................       20       19
                                                                -----    -----
  Total.....................................................    1,020    1,009
                                                                =====    =====

     A substantial amount of the salaries and related costs of HEPGP/HEC, HRC and HCRE employees are reimbursed by the respective energy and real estate partnership affiliates.

ITEM 2. PROPERTIES

  Real Properties

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below and/or in Schedule III hereto.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                               DECEMBER 31, 1996
                                               -------------------------------------------------
                                               OPERATING    NON-OPERATING
                PROPERTY TYPE                  PROPERTIES    PROPERTIES      TOTAL    PERCENTAGE
                -------------                  ----------   -------------   -------   ----------
Textile Products
  Dyeing and finishing plant -- Kenyon,
     RI(2)...................................    $ 4,705         $--        $ 4,705       16%
Hotels
  Longboat Key Holiday Inn -- Sarasota,
     FL(1)(2)................................      7,611          --          7,611       26
  Residence Inn -- Greenville, SC(2).........      7,296          --          7,296       24
  Residence Inn -- Tulsa, OK (2).............      5,671          --          5,671       19
  Embassy Suites -- Oklahoma City,
     OK(1)(2)................................      3,254          --          3,254       11
  Residence Inn -- Huntsville, AL(1).........      1,326          --          1,326        4
  Parking lot -- Irving, TX..................         --          50             50        *
                                                 -------         ---        -------      ---
          Subtotal...........................     25,158          50         25,208       84
                                                 -------         ---        -------      ---
          Total..............................    $29,863         $50        $29,913      100%
                                                 =======         ===        =======      ===

---------------

 *  Less than 1%.

(1) Cost represents purchased leasehold interest in hotel property and capital improvements.

(2) Property is pledged as collateral under loan or bond indenture agreements.

                                                               DECEMBER 31, 1996
                                                      ------------------------------------
                                                       NUMBER OF
              GEOGRAPHIC DISTRIBUTION                 INVESTMENTS    AMOUNT     PERCENTAGE
              -----------------------                 -----------    -------    ----------
United States
  Oklahoma..........................................       2         $ 8,925        30%
  Florida...........................................       1           7,611        26
  South Carolina....................................       1           7,296        24
  Rhode Island......................................       1           4,705        16
  Alabama...........................................       1           1,326         4
  Texas.............................................       1              50      *
                                                           -         -------       ---
          Total.....................................       7         $29,913       100%
                                                           =         =======       ===

---------------

* Less than 1%.

     As of December 31, 1996, no single real estate property constituted 10% or more of the Company's consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. The plant is a multi-shift facility, which can be fully-utilized for a particular operation at any given time.

     Hotel properties are operated under license and, as such, must meet and maintain standards established by licensor. At any time during the term of the license, the licensor may require modernization, renovation and other upgrading of the hotel. Except for a franchisor mandated acceleration of the capital expenditures at one of the hotel properties, the Company is in compliance with all current requirements. The Company expects to be in full compliance by June 30, 1997.

  Oil and Gas Properties

     The Company's oil and gas properties consist primarily of the Company's and HEPGP's indirect interest in properties owned through their investment in HEP. Quantities and values presented in the financial statements attached hereto related to HEP's properties are shown net to their interest in HEP. The supplemental oil and gas reserve information appended to the consolidated financial statements represents estimated quantities of proved oil and gas reserves. These reserves are located principally in six areas within the United States. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

     See Note 13 to the Company's consolidated financial statements and Supplemental Oil and Gas Reserve Information.

     The following tables summarize certain oil and gas information related to the Company's and HEPGP's direct interests and their share of HEP's oil and gas activities (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Net mineral interests, includes $157 and $82, of unproved
  mineral interests at December 31, 1996 and 1995,
  respectively..............................................  $8,846    $9,468
Net other property and equipment............................      82       371
                                                              ------    ------
Oil and gas properties, net.................................  $8,928    $9,839
                                                              ======    ======

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1996      1995     1994
                                                              -------    -----    -----
Development costs...........................................   $1,321     $979     $599
Property acquisition cost...................................      366      247      894
Exploration cost............................................      100      166      273

ITEM 3. LEGAL PROCEEDINGS

     The Company, certain of its affiliates and others were named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The majority of these matters have been settled and negotiations with respect to the settlement of certain of the other matters are in process. Nevertheless, the remaining lawsuits seek or may seek substantial damages from the Company and the other defendants, and there can be no assurances as to the ultimate outcome of these actions. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows beyond the reserves the Company has established for such purposes. See Note 17 to the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of security holders during the period.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the New York Stock Exchange under the symbol of HWG. There were 1,825 stockholders of record as of March 21, 1997.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the New York Stock Exchange, adjusted for the one-for-four reverse split of Common Stock effective June 28, 1995.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                                1996               1995
                                                           --------------      -------------
QUARTERS                                                   HIGH       LOW      HIGH      LOW
--------                                                   ----       ---      ----      ---
First....................................................  $14 3/8   $ 9 1/8   $14      $ 7
Second...................................................   14 5/8    13 1/4    13       11
Third....................................................   14 1/4    11 3/8    10 1/2   10
Fourth...................................................   15 7/8    13 1/2    10 3/8    7 3/4

     The Company has not paid cash dividends since fiscal 1989 and, at present, does not intend to pay cash dividends in the foreseeable future.

     The closing price per share of the Common Stock on the New York Stock Exchange on March 21, 1997 was $27.00.

ITEM 6. SELECTED FINANCIAL DATA

                                                          FIVE MONTHS
                                            YEAR ENDED       ENDED                 YEARS ENDED JULY 31,
                                           DECEMBER 31,   DECEMBER 31,   -----------------------------------------
                                               1996           1995         1995       1994       1993       1992
                                           ------------   ------------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES

Asset Management
  Real estate............................    $  3,947       $ 1,211      $  4,595   $  4,399   $  6,586   $  6,160
  Energy(a)..............................       7,515         3,149         5,359      6,234      8,455      7,112
Operating Subsidiaries
  Textile products.......................      77,583        28,229        77,808     71,624     70,185     71,393
  Hotels(b)..............................      20,948         8,073        24,898     20,896     17,818     19,325
Associated Companies(c)..................       4,448           (88)         (171)     1,356     12,232      9,547
Other....................................         960           233           737      2,193        854      1,618
                                             --------       -------      --------   --------   --------   --------
                                              115,401        40,807       113,226    106,702    116,130    115,155
EXPENSES
Asset Management
  Real estate............................       2,329         1,343         3,244      4,287      3,969      6,107
  Energy(a)..............................       5,233         2,873         5,575      5,412      6,763      7,044
Operating Subsidiaries
  Textile product........................      76,361        28,222        77,604     70,761     68,678     71,062
  Hotels(b)..............................      20,948         8,326        22,075     20,330     17,583     19,846
Associated Companies(c)..................       1,558           310           687        486      5,057     25,061
Other....................................       6,974         3,322         8,158      7,737     10,007     14,608
                                             --------       -------      --------   --------   --------   --------
                                              113,403        44,396       117,343    109,013    112,057    143,728
                                             --------       -------      --------   --------   --------   --------
Income (loss) before income taxes,
  extraordinary gain and cumulative
  effect of SFAS No. 109 adoption........       1,998        (3,589)       (4,117)    (2,311)     4,073    (28,573)
Income taxes (benefit)...................      (4,525)         (299)          830      2,727      5,498     (1,702)
                                             --------       -------      --------   --------   --------   --------
Income (loss) before extraordinary gain
  and cumulative effect of SFAS No. 109
  adoption...............................       6,523        (3,290)       (4,947)    (5,038)    (1,425)   (26,871)
Extraordinary gain from extinguishment of
  debt...................................          --            25           143        648         --        452
                                             --------       -------      --------   --------   --------   --------
Income (loss) before cumulative effect of
  SFAS No. 109 adoption..................       6,523        (3,265)       (4,804)    (4,390)    (1,425)   (26,419)
Cumulative effect of SFAS No. 109
  adoption...............................          --            --            --         --         --     12,133
                                             --------       -------      --------   --------   --------   --------
NET INCOME (LOSS)........................    $  6,523       $(3,265)     $ (4,804)  $ (4,390)  $ (1,425)  $(14,286)
                                             ========       =======      ========   ========   ========   ========
PER COMMON SHARE (PRIMARY)
  Net income (loss) per common
     share(d)............................    $   4.87       $ (2.45)     $  (3.50)  $  (3.20)  $  (1.04)  $ (10.11)
DIVIDENDS PER COMMON SHARE...............          --            --            --         --         --         --
WEIGHTED AVERAGE SHARES OUTSTANDING......       1,329         1,331         1,374      1,372      1,371      1,413
FINANCIAL CONDITION
  Total assets...........................    $116,796       $98,223      $112,375   $127,325   $138,378   $152,019
  Subordinated debentures................      50,564        48,324        48,605     49,768     52,513     49,518
  Loans payable..........................      37,342        24,794        32,731     38,054     29,323     43,426
  Redeemable preferred stock.............       1,000         1,000         1,000         --         --         --
  Common stockholders' equity
     (deficit)...........................       5,784          (391)        3,323      7,977     13,760     16,919

---------------

(a) The Company acquired a 53% majority interest in HEC and commenced reporting of its consolidated energy operations in May 1990. Its majority interest was subsequently increased by step acquisitions to 82% by November 1996 and, after a successful tender offer for the minority shares, HEC was merged into the Company.

(b) The Company's hotel operations commenced in December 1989, as a result of the purchase of a fee-owned hotel, which was sold in January 1995, and the purchase of three leased properties in June 1991, one of which was sold in January 1993. Hotel operations were also increased by the March 1994 acquisition of a fee interest, two leasehold interests and two management contracts. The two management contracts were sold during the fiscal year ended July 31, 1995. In May 1996 the Company acquired the fee interest in the Greenville, South Carolina hotel. Prior to the acquisition, the Company held a leasehold interest in the hotel.

(c) In March 1997, the Company sold its entire investment in ShowBiz through a secondary public offering by ShowBiz, which constituted its restaurant business segment.

(d) Per share information has been adjusted for the one-for-four reverse split of the Company's Common Stock effective June 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company changed its fiscal year from July 31 to December 31, effective December 31, 1995. The Company was not required to file a Form 10-K for the period ended December 31, 1995, but herein has reported the audited accounts for the five month period then ended. Comparisons to the five month period ended December 31, 1995 are not meaningful, therefore management's discussion and analysis focuses on the year ended December 31, 1996 and the years ended July 31, 1995 and 1994. However, significant items occurring in the five month period ended December 31, 1995 are noted.

     Results of Operations. The Company reported net income of $6,523,000 for the year ended December 31, 1996 ("Calendar 1996"), compared to net losses of $3,265,000 for the five months ended December 31, 1995 and $4,804,000 and $4,390,000 for the years ended July 31, 1995 ("Fiscal 1995") and July 31, 1994 ("Fiscal 1994"), respectively.

     Total revenue for Calendar 1996 was $115,401,000, compared to $40,807,00 for the five months ended December 31, 1995, $113,226,000 for Fiscal 1995 and $106,702,000 for Fiscal 1994.

     Following is an analysis of the results of operations by asset management, operating subsidiaries and associated companies divisions and by the real estate, energy, textile products, hotels and restaurant business segments:

     Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

REAL ESTATE

     Revenues. Real estate revenues of $3,947,000 for Calendar 1996, $1,211,000 for the five months ended December 31, 1995 and $4,595,000 and $4,399,000 for Fiscal 1995 and Fiscal 1994, respectively, include fee income, equity loss from the Company's investments in HRP, interest and discounts on the mortgage loan portfolio and rentals.

     Fee income of $5,672,000 in Calendar 1996 increased significantly compared to $3,906,000 for Fiscal 1995 and $3,924,000 for Fiscal 1994. The Company's HRC subsidiary became general partner of HRP on November 1, 1990, upon completion of the consolidation of eight real estate limited partnerships originally sponsored and managed by Equitec Financial Group, Inc. ("Equitec") into HRP. HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $467,000 for Calendar 1996, $436,000 for Fiscal 1995 and $435,000 for Fiscal 1994. Effective June 1, 1991, the Company's HCRE subsidiary purchased the property management contracts relating to the HRP properties from Equitec for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the consolidation. The property management contracts encompass day-to-day property management responsibilities, for which HCRE receives management fees, leasing commissions and certain other fees. HCRE earned fees and commissions from HRP and certain third parties in the amounts of $5,205,000 for Calendar 1996, $3,470,000 for Fiscal 1995 and $3,489,000 for
Fiscal 1994. The increase in revenues during Calendar 1996 was due primarily to the significant level of leasing fees earned by HCRE in Calendar 1996, in connection with the long term renewal of a lease for a major tenant.

     As a result of the December 1995 sale of the United Kingdom office-retail property, the Company reported no rental income in Calendar 1996, compared to $702,000 in Fiscal 1995 and $567,000 in Fiscal 1994. The increase in Fiscal 1995 was due to higher retail occupancy levels at the office-retail property.

     Interest and discounts from mortgage loans decreased to $6,000 in Calendar 1996, compared to $198,000 in Fiscal 1995, as a result of the June 1995 sale of the Burgundy Condominium loan portfolio, which constituted substantially all of the Company's remaining mortgage loan portfolio. The Fiscal 1995 amount decreased by 44%, compared to $354,000 in Fiscal 1994, due to the sale of a portion of the mortgage loan portfolio and the January 1995 settlement of the lawsuit styled Third National Bank in Nashville, Trustee, v. The Hallwood Group Incorporated, whereby the Company directly assigned a portion of the portfolio to the plaintiff as part of a negotiated settlement.

     The equity loss from investments in HRP represents the Company's recognition of its pro-rata share of the loss recorded by HRP. The Company recorded equity losses of $1,731,000 for Calendar 1996, $833,000 for the five months ended December 31, 1995, $211,000 for Fiscal 1995 and $446,000 for Fiscal 1994. The equity losses were recorded on both the general partner and limited partner interests. The increased loss for Calendar 1996 resulted from the Company's additional investment in HRP limited partner units. Since March 1995, the Company has acquired 323,771 additional limited partner units, pursuant to HRP's reverse unit split and commission-free, odd-lot buyback programs. HRP purchased odd lot units and resold such units to the Company at the purchase price under a previously announced intention. The Company commenced recording its pro rata share of losses in Fiscal 1995 relating to the newly-acquired units. The reduced loss in Fiscal 1995 was due to the fact that the carrying value of the Company's limited partner units acquired prior to March 1995 (89,269 units) had been reduced to zero; therefore, the Company was not subsequently required to record its pro rata share of HRP's losses with respect to such units. The Company will continue to recognize significant non-cash equity losses until the carrying value of all limited partner units are reduced to zero. See Note 2 to the Company's consolidated financial statements.

     Expenses. Real estate expenses were $2,329,000 for Calendar 1996 compared to $1,343,000 for the five months ended December 31, 1995, $3,244,000 for Fiscal 1995, and $4,287,000 for Fiscal 1994, including $1,500,000 for litigation settlement. This category also includes administration expenses, depreciation and amortization, interest, provision for losses (recovery) and operating expenses.

     Administrative expenses of $1,387,000 for Calendar 1996 represent an increase of $213,000, or 18%, from $1,174,000 for Fiscal 1995. Similarly, Fiscal 1995 administrative expenses increased $151,000, or 15%, from $1,023,000 in Fiscal 1994. These increases were attributable to the payment of higher leasing commissions relating to increased leasing fee income earned by HCRE.

     Depreciation and amortization of $673,000 for Calendar 1996 decreased $299,000, or 31%, compared to $972,000 for Fiscal 1995. The decrease was due to the December 1995 sale of the office-retail property located in the United Kingdom. The Fiscal 1995 amount decreased $88,000 or 8%, compared to $1,060,000 for Fiscal 1994. The decline in Fiscal 1995 was attributable to the full amortization of the acquired property management rights in October 1993. Depreciation expense relates to the office-retail property. Amortization expense relates to HRC's general partner interest in HRP to the extent allocated to management rights.

     Interest expense of $281,000, $639,000 and $672,000 for Calendar 1996, Fiscal 1995 and Fiscal 1994, respectively, relates primarily to a term loan secured by the office-retail property, a promissory note in the original amount of $1,500,000 and a $500,000 promissory note secured by 89,269 HRP limited partner units.

     In April 1994, the Company settled the Equitec Rollup Litigation, and recorded the expense relating to the issuance of the $1,500,000 promissory note. See Note 17 to the Company's consolidated financial statements.

     In Calendar 1996, the Company recorded a recovery of $21,000 in connection with the resolution of litigation over a defaulted mortgage. The provision for loss of $101,000 for the five month period ended December 31, 1995 related to the loss on sale of the office-retail property, which was sold for $7,543,000 all cash in December 1995. The Fiscal 1995 provision for losses of $431,000 is comprised of (i) a $221,000 loss on disposition of a portion of the mortgage loan portfolio; (ii) a $200,000 write-down on the carrying value of the office-retail property located in the United Kingdom; and (iii) a $10,000 loss on the disposition of a developed land parcel in Flint, Michigan.

     Operating expenses were immaterial for the periods.

ENERGY

     Revenues. After the Company's successful completion of the tender offer for the minority shares of HEC and the subsequent merger of HEC, it effectively acquired ownership of the assets formerly held by HEC. Following the merger, certain HEC assets were transferred to two wholly owned entities. The two entities, in addition to other energy assets which remain with the Company, constitute the Company's investment in the energy industry. The general partner interest in HEP entitles the general partner to interests in HEP's properties ranging from 2% to 25%, and the Company holds approximately 6.5% of HEP's limited partner units. The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby they record their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     Oil and gas revenues of $7,066,000 for Calendar 1996, compares to $2,980,000 for the five months ended December 31, 1995, $5,343,000 for Fiscal 1995 and $5,983,000 for Fiscal 1994. Calendar 1996 production volumes decreased 5% from Fiscal 1995 and increased 2% in Fiscal 1995 from Fiscal 1994. The decrease in production volume in Calendar 1996 is primarily due to normal production declines. The increase in production in Fiscal 1995 is the result of increased production from developmental drilling projects in West Texas, partially offset by normal production declines. Oil prices averaged $20.64 per barrel in Calendar 1996, compared to an average price of $16.45 in Fiscal 1995 and $16.28 in Fiscal 1994. Gas prices averaged $2.49 per mcf in Calendar 1996, compared to $1.70 in Fiscal 1995 and $2.13 in Fiscal 1994.

     Other income of $449,000 for Calendar 1996, compares to $16,000 for Fiscal 1995 and $251,000 for Fiscal 1994. The increase in Calendar 1996 is attributable to a $298,000 acquisition fee earned by HEC which relates to property acquisitions made by HEP, as well as an increase in the equity in earnings of HEP's affiliate due to a 6% increase in HEP's ownership of the affiliate and the inclusion in Fiscal 1995 of a provision for impairment of oil and gas properties by the affiliate. The decrease in Fiscal 1995 from Fiscal 1994 is primarily due to a decrease in the equity in earnings of HEP's affiliate due to the provision for impairment recorded in Fiscal 1995.

     Expenses. Energy expenses of $5,233,000 for Calendar 1996, compares to $2,873,000 for the five months ended December 31, 1995, $5,575,000 for Fiscal 1995 and $5,412,000 for Fiscal 1994.

     Depreciation, depletion, amortization and impairment of properties decreased 36% in Calendar 1996 to $1,532,000 from $2,403,000 in Fiscal 1995, as a result of lower capitalized costs during Calendar 1996, due to impairment expense of $464,000 representing HEC's pro-rata share of HEP's write-off of its Indonesian operations which was recorded in Fiscal 1995. The 19% increase in Fiscal 1995 from $2,018,000 in Fiscal 1994 was due to HEC's pro-rata shares of HEP's impairment expense.

     Operating expenses, which are comprised of the costs of operating wells and production-related taxes, for Calendar 1996 increased by $173,000, or 13%, to $1,509,000 from the Fiscal 1995 amount of $1,336,000. The increase in Calendar 1996 is attributable to increased production taxes due to the increase in oil and gas revenue. Fiscal 1995 operating expenses decreased $220,000, or 14%, compared to the Fiscal 1994 amount of $1,556,000. The decrease is comprised of lower production taxes resulting from the 11% decrease in oil and gas revenue discussed above and operating cost reductions in West Texas.

     Administrative expenses for Calendar 1996 decreased $211,000, or 14%, to $1,314,000 from the Fiscal 1995 amount of $1,525,000, due to a decrease in performance based compensation and a decrease in salaries and employee benefit expense due to personnel reductions during 1995. Administrative expenses for Fiscal 1995 increased $476,000, or 45%, from the Fiscal 1994 amount of $1,049,000. This increase was a result of HEC's share of litigation settlements entered into by HEP.

     Interest expense in Calendar 1996 increased by $81,000, or 22%, to $456,000 from the Fiscal 1995 amount of $375,000, due primarily to the procurement of a $2,500,000 loan in November 1996. Fiscal 1995 interest expense decreased $3,000 from $378,000 in Fiscal 1994, due to HEP's lower average debt balance.

     Minority interest, which represents the interest of other common and preferred shareholders in the net income (loss) of HEC, of $422,000, $(64,000) and $411,000 for Calendar 1996, Fiscal 1995 and Fiscal 1994, respectively, fluctuates depending upon HEC's net income (loss) and percentage of minority ownership. The minority interest was eliminated in the November 1996 as a result of the merger of HEC into the Company.

     Operating Subsidiaries. The business segments of the Company's operating subsidiaries division consists of textile products and hotels.

TEXTILE PRODUCTS

     Revenues. Textile products revenue decreased slightly to $77,583,000 for Calendar 1996, compared to $77,808,000 for Fiscal 1995. This decrease of $225,000 resulted from lower revenue from Brookwood Laminating due to weak market conditions, partially offset by higher revenues of the distribution businesses due to continued growth. The 9% increase in revenues from $71,624,000 in Fiscal 1994 to $77,808,000 in Fiscal 1995 resulted from growth of distribution businesses principally in fabric for use in consumer products.

     Expenses. Textile products cost of sales decreased $1,541,000, or 2%, to $67,256,000 for Calendar 1996 from $68,797,000 in Fiscal 1995. The decrease was due to more efficient operations at the Kenyon dyeing and finishing plant and the increased level of distribution sales with their higher profit margins. Cost of sales increased 10% to $68,797,000 for Fiscal 1995 from $62,705,000 for Fiscal 1994. The increase in cost of sales for Fiscal 1995 was principally the result of a 9% increase of sales revenue. Gross margins were 13.3%, 11.6% and 12.5% in Calendar 1996, Fiscal 1995 and Fiscal 1994, respectively. The lower gross profit margin for Fiscal 1995 was the result of manufacturing inefficiencies at the Kenyon finishing plant.

     Administrative and selling expenses increased $509,000 in Calendar 1996 to $8,482,000 from the Fiscal 1995 amount of $7,973,000, primarily due to increased operating expenses associated with growth of the distribution businesses and a $100,000 provision for costs related to management changes at the Kenyon plant. The $519,000 increase in Fiscal 1995 from the Fiscal 1994 amount of $7,454,000 was due to the sales growth in the distribution businesses and the increased use of consultants on special projects. Interest expense decreased $211,000 to $623,000 in Calendar 1996, compared to $834,000 in Fiscal 1995 as a result of lower average borrowings and interest rates. The $232,000 increase in interest expense from the Fiscal 1994 amount of $602,000 was the result of higher average borrowings and higher interest rates in Fiscal 1995.

HOTELS

     Revenues. Calendar 1996 sales of $20,948,000 decreased by $1,554,000, or 7%, compared to Fiscal 1995 sales of $22,502,000. The decrease is primarily attributable to the January 1995 sale of the Lido Beach Holiday Inn hotel. Fiscal 1995 sales increased by $1,606,000, or 8%, compared to $20,896,000 from Fiscal 1994. Such increase was due to the inclusion of a full year of operations of the Integra Hotels' properties, acquired in March 1994, offset by the January 1995 sale of the Lido Beach Holiday Inn hotel. For the properties which were owned during all of both Calendar 1996 and Fiscal 1995, revenues increased $678,000, or 3%, and the average daily rate increased 7% between the periods.

     During Fiscal 1995 the Company sold both its fee interest in the Lido Beach Holiday Inn hotel resulting in a gain of $2,164,000 and two management contracts resulting in a gain of $232,000.

     Expenses. Hotel expenses were $20,948,000 for Calendar 1996, $8,326,000 for the five month period ended December 31, 1995, $22,075,000 in Fiscal 1995 and $20,330,000 in Fiscal 1994, respectively.

     Operating expenses of $17,137,000 for Calendar 1996 decreased by $1,607,000, or 9%, from the Fiscal 1995 amount of $18,744,000. The decrease is primarily attributable to the aforementioned sale of the Lido Beach Holiday Inn hotel. Operating expenses for Fiscal 1995 increased by $1,406,000, or 8%, from the Fiscal 1994 expenses of $17,338,000. The increase was primarily due to the inclusion of a full year for the Integra Hotels properties and the sale of the Lido Beach Holiday Inn hotel. For properties which were owned during all of both Calendar 1996 and Fiscal 1995 operating expenses increased $196,000, or 1%, between the periods.

     Depreciation and amortization increased to $2,657,000 for Calendar 1996 from $2,429,000 in Fiscal 1995 and $2,104,000 in Fiscal 1994, due to the May 1996 purchase of the fee interest for the Residence Inn located in Greenville, South Carolina and significant capital improvements. Amortization expense for all three year periods relates to leaseholds at the Longboat Key Holiday Inn, the Oklahoma City Embassy Suites, the Huntsville Residence Inn, the Greenville Residence Inn (until May 1996) and two former Residence Inn management contracts.

     Interest expense increased to $1,154,000 for Calendar 1996, from $902,000 in Fiscal 1995 and $888,000 in Fiscal 1994. The increase of $252,000 in Calendar 1996, compared to Fiscal 1995 was due to the procurement of a $6,800,000 term loan on the Greenville, South Carolina hotel, partially offset by the January 1995 payoff of the term loan secured by the Lido Beach Holiday Inn hotel. The increase of $14,000 in Fiscal 1995, compared to Fiscal 1994 was due to assumption and subsequent renegotiation of the mortgage loan on the Residence Inn hotel located in Tulsa, Oklahoma in March 1994, partially offset by the aforementioned payoff of the Lido Beach hotel term loan.

ASSOCIATED COMPANY

     Revenues. Associated company income for Calendar 1996 in the amount of $4,448,000 compares to a (loss) of $(171,000) for Fiscal 1995 and $1,356,000 for
Fiscal 1994. All income (loss) is derived from ShowBiz in all three years. The $4,619,000 increase in Calendar 1996 is attributable to (i) higher equity earnings, resulting from a 9.8% increase in comparable store sales and improved operating margins, and (ii) the Company's sale of 262,500 common shares of ShowBiz for aggregate proceeds of $4,139,000, resulting in a gain of $2,431,000. The decline in Fiscal 1995 from Fiscal 1994 of $1,527,000 was due to a substantial decline in ShowBiz results, which was attributable to lower operating margins and certain non-cash charges that negatively impacted results, including a reduction in deferred tax credits, a charge for new store pre-opening costs, a reserve for asset impairment and a reserve for legal settlements. In March 1997, the Company sold its entire investment in ShowBiz pursuant to a secondary offering by its ShowBiz affiliate at $15.68 per share, net of underwriting commissions. The Company will report a significant gain from this transaction in the first quarter of 1997.

     The Fiscal 1994 amount includes a gain of $30,000 from the sale of the Company's entire investment in Oakhurst Capital, Inc. for $1,250,000.

     Expenses. Interest expense for Calendar 1996 was $1,558,000, compared to the Fiscal 1995 amount of $687,000 and the Fiscal 1994 amount of $486,000. The $871,000 increase in Calendar 1996 is primarily attributable to (i) the recognition of additional expense from a "participation" provision contained in the note payable to the Integra Unsecured Creditors' Trust in the amount of $755,000, and (ii) additional borrowings under the margin loan with Merrill Lynch Business Financial Services Inc. ("MLPFS"). The Fiscal 1995 increase of $201,000 was attributable to an increase in rate on the MLBFS margin loan, offset by a decline in the average outstanding balance, and the March 1994 issuance of the 5% fixed interest note to the Integra Unsecured Creditors' Trust. At December 31, 1996, all of the Company's shares of ShowBiz common stock were pledged as collateral to secure the MLBFS and Integra Unsecured Creditors' Trust loan obligations. See Notes 2, 6 and 21 to the Company's consolidated financial statements.

OTHER

     Revenues. Interest on short-term investments and other income increased $223,000, or 71%, to $535,000 in Calendar 1996, compared to $312,000 for Fiscal
1995. The increase was primarily attributable to rental income earned from subleasing executive office space formerly occupied by the Company's Integra affiliate. Fiscal 1995 interest and other income decreased by $28,000, or 8%, compared to $340,000 for Fiscal 1994 as a result of lower cash available for investment. Fee income for Calendar 1996 and Fiscal 1995 was $425,000, compared to the Fiscal 1994 amount of $150,000. Fee income is derived from financial consulting contracts with an HEP affiliate and ShowBiz. The consulting contract with the HEP affiliate, which was effective July 1994, provided for a $300,000 annual fee until its termination on December 31, 1996. The Company entered into a new contract on similar terms apart from an increase in amount to $550,000, effective December 31, 1996. The ShowBiz contract provided for a $125,000 annual fee until its termination in March 1997.

     On February 4, 1994, the Company received $1,703,000 in cash as its share of a final liquidation distribution of Alliance Bancorporation. Due to previous uncertainties involving the recoverability of this investment, the Company had previously written off the asset; therefore, the entire amount received was recognized as income.

     Expenses. Interest expense reported for Calendar 1996, Fiscal 1995 and Fiscal 1994 primarily relates to the Company's 13.5% Subordinated Debentures and 7% Collateralized Senior Subordinated Debentures.

Interest expense in Calendar 1996 was $4,258,000, a slight decrease from the Fiscal 1995 amount of $4,304,000. Interest expense for Fiscal 1995 was slightly lower than the Fiscal 1994 amount of $4,322,000. See Note 7 to the Company's consolidated financial statements.

     Other administrative expenses of $2,724,000 in Calendar 1996 compares to $3,841,000 for Fiscal 1995, and to $3,268,000 for Fiscal 1994. The decrease of $1,117,000, or 29%, in Calendar 1996, compared to Fiscal 1995, is primarily attributable to costs of litigation settlements in Fiscal 1995, partially offset by costs associated with the merger of HEC, higher legal and accounting costs incurred in the development of certain tax planning strategies and higher consulting fees in Calendar 1996. The increase of $573,000, or 18%, in Fiscal 1995 is attributable to increased costs related to litigation matters, offset by lower personnel and office expenses.

     In Calendar 1996, the Company recorded a recovery of $8,000 from an investment in a marketable security. In Fiscal 1995, the Company recorded a $13,000 provision for loss due to an unfavorable foreign currency exchange rate fluctuation. In Fiscal 1994, the Company recorded a $147,000 provision for loss from an investment in a marketable security.

     Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes ("SFAS No. 109"). Among other things this standard requires the recognition of future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax bases of assets and liabilities (approximately $10,750,000 at December 31, 1996) and tax net operating loss carryforwards ("NOLs") (approximately $149,362,000 at December 31, 1996) and tax credit carryforwards (approximately $1,727,000 at December 31, 1996), to the extent that realization of such benefits is "more likely than not", as defined in SFAS No. 109. As a result of the appreciation in the market value of the Company's investment in ShowBiz during Calendar 1996 and the sale of the ShowBiz investment resulting in a substantial tax gain in 1997, management determined that the deferred tax asset be increased to reflect the anticipated realization of future tax benefits. As a result the deferred tax asset was increased to $11,000,000 at December 31, 1996, from $5,929,000 at December 31, 1995, with a corresponding deferred tax benefit in Calendar 1996 of $5,071,000.

     The Company's NOLs expire as follows: 1997 -- $50,582,000;
1998 -- $42,469,000; 1999 to 2004 -- $1,240,000; and 2006 to
2011 -- $55,071,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, including the aforementioned sale of the ShowBiz investment in 1997, management has determined that taxable income will more likely than not be sufficient to utilize approximately $33,000,000 of the NOLs prior to their ultimate expiration in the year 2010.

     Management believes that the Company has certain tax planning strategies available, including the sale of its hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that it is more likely than not that taxable income will be sufficient to utilize a significant portion of the NOLs before expiration, however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs.

     Extraordinary Gain. In Fiscal 1995, the Company purchased 7% Debentures from its HEC subsidiary having a face amount of $1,894,000 for a discounted amount of $1,385,000. Since this transaction was with a consolidated subsidiary, no gain was recorded. Additionally, during Fiscal 1995 the Company purchased 7% Debentures having a face amount of $604,000 for a discounted amount of $460,000, which resulted in an extraordinary gain from extinguishment of debt in the amount of $143,000 . During Fiscal 1994 the Company purchased 7% Debentures with a face amount of $2,174,000 for a discounted amount of $1,526,000, which resulted in an extraordinary gain of $648,000.

LIQUIDITY AND CAPITAL RESOURCES.

     Cash and cash equivalents at December 31, 1996 totaled $7,495,000.

     The Company's real estate segment generates funds principally from its property management activities without significant additional capital costs. Each quarter HRC reviews HRP's capacity to make cash distributions to its partners.

     The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company and its subsidiaries report their share totaling $4,432,000 at December 31, 1996 of the long-term obligations of HEP. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In December 1996, the newly-formed wholly-owned energy partnership, HEPGP, obtained a $2,500,000 term loan. The term loan is collateralized by various general partner and limited partner interests and had a balance of $2,361,000 at December 31, 1996. At December 31, 1996, HEP had $8,571,000
outstanding under a note purchase agreement which matures in April 1998, and $26,700,000 outstanding under a revolving credit agreement which matures in February 2001. HEP's unused borrowing capacity under the revolving credit agreement was $10,217,000 at February 28, 1997.

     The general partner of HEP has indicated that, if there are no further adverse changes in the factors which effect HEP's cash flow and there are no changes in the limitation on the distribution amounts as required by its loan facilities, the general partner believes HEP it can distribute $0.52 per unit to Class A unitholders and $1.00 per unit to Class C unitholders in 1997. HEPGP's new term loan contains a provision which prohibits HEPGP from making any distribution, directly or indirectly, to the Company during the term of the loan, which matures in May 1998.

     At December 31, 1996, Brookwood maintained a $13,500,000 revolving line of credit facility with The Chase Manhattan Bank, N.A., which was collateralized by accounts receivable and equipment. The Chase facility was replaced by a new revolving credit facility in an amount of $14,000,000 ($15,000,000 April through June) in January 1997 with The Bank of New York. Borrowings under The Bank of New York facility are collateralized by accounts receivable, certain inventory and equipment. At February 28, 1997, Brookwood had $1,348,000 of unused borrowing capacity.

     In January 1997, a $1,000,000 cash dividend was paid by Brookwood on its preferred stock. Future dividends will be declared by Brookwood as permitted by The Bank of New York loan agreement, which restricts dividends to 80% of net income plus depreciation and amortization expense less capital expenditures and debt service.

     The Company's hotels have benefitted from the upturn in occupancy and average daily rates experienced by the lodging industry. Although capital expenditures are periodically required under franchise agreements, funds generated from hotel operations have contributed significantly to the Company's working capital. The sale of hotels is also a source of liquidity; however, it may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The Company estimates that 1997 capital expenditures for the hotel segment will approximate $1,200,000. Additionally, the lessor of the Longboat Key Holiday Inn hotel has agreed in principle to fund capital expenditures of approximately $2,500,000 in 1997. In connection with this major renovation, the Company anticipates exercising its option to extend its leasehold interest to the year 2008 and entering into a supplemental lease agreement.

     In March 1997, the Company sold its entire investment in ShowBiz pursuant to a secondary offering by its ShowBiz affiliate. The ShowBiz investment consisted of 2,413,789 shares of common stock (all of which were pledged under two loan agreements) and 219,194 ShowBiz unpledged shares acquired in January 1997. Upon closing, the Company repaid the $7,000,000 MLBFS margin loan and the $4,000,000 note payable to the Integra Unsecured Creditors' Trust. Additionally, approximately $2,500,000 was placed into an escrow account in connection with a dispute involving a "Participation" provision contained in the note agreement with the Integra Unsecured Creditors' Trust, as further discussed in Notes 6 and 21 to in the Company's consolidated financial statements. The Company intends to use the remaining proceeds to repay debt and focus on core investments. The significant tax gain from the sale will be offset by the utilization of NOLs.

     Management believes that it will have sufficient funds to satisfy its obligations.

     As described in Note 17 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,935,000 (excluding operating lease commitments of $14,723,000).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

     In addition to certain directors of the Company who serve as executive officers, the following individuals also serve as executive officers of the
Company:

     William L. Guzzetti, age 53, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of the general partner of HEP since February 1985 and as President, Chief Operating Officer and a Director of HCRC since May 1991. Prior to that, Mr. Guzzetti served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of HRC and HCRE, respectively.

     Melvin J. Melle, age 54, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

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

  1. Financial Statements.

     Included in Part II, Item 8. of this report are the following:

        Independent Auditors' Report

        Consolidated Balance Sheets, December 31, 1996 and 1995

        Consolidated Statements of Operations, Year ended December 31, 1996, Five months ended December 31, 1995 and Years ended July 31, 1995 and 1994

        Consolidated Statements of Changes in Stockholders' Equity (Deficit), Year ended July 31, 1994, 1995, Five months ended December 31, 1995 and Year ended December 31, 1996

        Consolidated Statements of Cash Flows, Year ended December 31, 1996, Five months ended December 31, 1995 and Years ended July 31, 1995 and 1994

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

          Financial Statements of ShowBiz Pizza Time, Inc.

             Form 10-K, for the year ended December 27, 1996.

          Financial Statements of Hallwood Realty Partners, L.P.

             Form 10-K, for the year ended December 31, 1996

  3. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

           3.1           -- Second Restated Certificate of Incorporation of The
                            Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8
                            Registration Statement, File No. 33-63709.

           3.2           -- Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein
                            by reference to Exhibit 3.4 to the Company's Form 10-K
                            for the fiscal year ended July 31, 1992, File No. 1-8303.
           4.1           -- Indenture Agreement, dated as of April 14, 1983, among
                            Atlantic Metropolitan Corporation, Atlantic Metropolitan
                            (U.K.) plc and The Law Debenture Trust Corporation plc,
                            as Trustee, relating to the 12% Convertible Notes due
                            July 31, 1997 of Anglo Metropolitan (U.K.) plc is
                            incorporated herein by reference to Exhibit 4.4 to
                            Atlantic Metropolitan Corporation's Form 10-K for the
                            fiscal year ended July 31, 1983, File No. 1-8303.
           4.2           -- Indenture Agreement, and related Pledge Agreement, dated as of March 2, 1993, among Norwest Bank Minnesota,
                            National Association, Trustee, and the Company, regarding
                            7% Collateralized Senior Subordinated Debentures due July
                            31, 2000, is incorporated herein by reference to Exhibit
                            4.2 to the Company's Form 10-Q for the fiscal quarter
                            ended January 31, 1993, File No. 1-8303.
           4.3           -- Indenture, dated as of May 1, 1989, between the Company and The Bank of New York, as Trustee, is incorporated
                            herein by reference to Exhibit T3C to the Company's
                            Application for Qualification of Indenture on Form T-3,
                            Registration No. 22-19326.
          10.1           -- Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties
                            Corporation's Registration Statement on Form S-11, File
                            No. 2-73345.
          10.2           -- Amendment to Consulting Agreement with Robert L. Lynch, effective October 1, 1982, is incorporated herein by
                            reference to Exhibit 10.4 to Umet Properties
                            Corporation's Form 10-K for the fiscal year ended
                            November 30, 1982, File No. 1-8384.
          10.3           -- Amended and Restated Agreement, dated March 30, 1990,
                            between the Company and Stanwick Management Company, Inc.
                            (subsequently merged into its parent, Stanwick Holdings,
                            Inc.) concerning the allocation of costs and expenses
                            incurred in connection with the operation and management
                            of their common offices is incorporated herein by
                            reference to Exhibit 10.30 to the Company's Form 10-Q for
                            the fiscal quarter ended April 30, 1990, File No. 1-8303.
          10.4*          -- Employment Agreement, dated January 1, 1994, between the
                            Company and Melvin John Melle, as incorporated by
                            reference to Exhibit 10.9 to the Company's Form 10-K for
                            the fiscal year ended July 31, 1994, File No. 1-8303.
          10.5           -- Agreement, dated December 18, 1987, between the Company,
                            Grainger Trust plc, Atlantic Metropolitan (U.K.) plc and
                            Alan George Crisp, relating to the sale by the Company of
                            Atlantic Metropolitan (U.K.) plc is incorporated herein
                            by reference to Exhibit 2.1 to the Company's Form 8-K
                            dated January 6, 1988, File No. 1-8303.
          10.6           -- Tax Sharing Agreement, dated as of March 15, 1989,
                            between the Company and Brookwood Companies Incorporated
                            is incorporated herein by reference to Exhibit 10.25 to
                            the Company's Form 10-K for the fiscal year ended July
                            31, 1989, File No. 1-8303.
          10.7           -- Amended Tax-Favored Savings Plan Agreement of the
                            Company, effective as of February 1, 1992, is
                            incorporated herein by reference to Exhibit 10.33 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1992, File No. 1-8303.

          10.8           -- Hallwood Special Bonus Agreement, dated as of August 1,
                            1993, between the Company and all members of its control
                            group that now, or hereafter, participate in the Hallwood
                            Tax Favored Savings Plan and its related trust, and those
                            employees who, during the plan year of reference are
                            highly-compensated employees of the Company, is
                            incorporated herein by reference to Exhibit 10.34 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1994, File No. 1-8303.
          10.9           -- Credit Agreement and Guaranty, dated as of December 9,
                            1992, among Brookwood Companies Incorporated as Borrower,
                            the Guarantor signatory hereto, the Banks signatory
                            hereto and The Chase Manhattan Bank, N.A., as Agent; and
                            the First Amendment to Credit Agreement and Guaranty,
                            dated as of March 31, 1993, is incorporated herein by
                            reference to Exhibit 10.55 to the Company's 10-Q for the
                            quarter ended April 30, 1993, File No. 1-8303.
          10.10          -- Second Amendment to Credit and Guaranty, dated as of
                            September 27, 1994, among Brookwood Companies
                            Incorporated, as Borrower, Kenyon Industries, Inc., as
                            Guarantor and The Chase Manhattan Bank, N.A., as Bank and
                            as Agent for the Banks, is incorporated herein by
                            reference to Exhibit 10.56 to the Company's Form 10-K for
                            the fiscal year ended July 31, 1994, File No. 1-8303.
          10.11          -- Third Amendment to Credit and Guaranty, dated as of June
                            23, 1995, among Brookwood Companies Incorporated, as
                            Borrower, Kenyon Industries, Inc., as Guarantor and The
                            Chase Manhattan Bank, N.A., as Bank and as Agent for the
                            Banks, is incorporated herein by reference to Exhibit
                            10.15 to the Company's Form 10-K for the fiscal year
                            ended July 31, 1995, File No. 1-8303.
          10.12          -- WCMA Note and Loan Agreement and Pledge and Collateral
                            Assignment of Securities Account and Securities, dated as
                            of April 19, 1994 between the Company and Merrill Lynch
                            Business Financial Services, Inc.; and Amendment to Loan
                            Documents, dated September 8, 1994, is incorporated
                            herein by reference to Exhibit 10.58 to the Company's
                            Form 10-K for the fiscal year ended July 31, 1994, File
                            No. 1-8303.
          10.13*         -- Employment Agreement, dated as of April 1, 1992, between the Company's Hallwood Monaco SAM subsidiary and Anthony
                            J. Gumbiner, is incorporated herein by reference to
                            Exhibit 10.59 to the Company's Form 10-K for the fiscal
                            year ended July 31, 1994, File No. 1-8303.
          10.14*         -- Financial Consulting Agreement, dated as of August 1,
                            1994, between the Company and Hallwood Financial
                            Corporation, is incorporated herein by reference to
                            Exhibit 10.60 to the Company's Form 10-K for the fiscal
                            year ended July 31, 1994, File No. 1-8303.
          10.15*         -- Financial Consulting Agreement, dated as of June 30,
                            1994, between the Company and Hallwood Petroleum, Inc.,
                            is incorporated herein by reference to Exhibit 10.61 to
                            the Company's Form 10-K for the fiscal year ended July
                            31, 1994, File No. 1-8303.
          10.16*         -- Agreement, dated as of January 1, 1993, between Hallwood
                            Investment Company and Brian Michael Troup, is
                            incorporated herein by reference to Exhibit 10.20 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1995, File No. 1-8303.
          10.17          -- Financial and Management Consulting Services Agreement,
                            between ShowBiz Pizza Time, Inc. and the Company, dated
                            December 1988, is incorporated herein by reference to
                            Exhibit 10.21 to the Company's Form 10-K for the fiscal
                            year ended July 31, 1995, File No. 1-8303.
          10.18*         -- 1995 Stock Option Plan for The Hallwood Group
                            Incorporated is incorporated herein by reference to
                            Exhibit 4.1 of the Company's Form S-8 Registration
                            Statement, File No. 33-63709.

          10.19          -- Fourth Amendment and Waiver of Credit Agreement and
                            Guaranty, dated as of December 31, 1995, among Brookwood
                            Companies Incorporated and subsidiaries, as borrower, and
                            The Chase Manhattan Bank N.A., as Bank and Agents for the
                            Banks, is incorporated herein by reference to Exhibit
                            10.16 to the Company's 10-Q for the two months and five
                            months ended December 31, 1995, File No. 1-8303.
          10.20          -- Credit Agreement, dated as of December 10, 1996, among
                            HEPGP Ltd., as borrower, the Company, as a guarantor,
                            Hallwood G.P., Inc., as a guarantor, and First Union
                            National Bank of North Carolina, as lender, is filed
                            herewith.
          10.21          -- Credit Agreement, dated as of January 7, 1997, among
                            Brookwood Companies Incorporated, Kenyon Industries, Inc.
                            and Brookwood Laminating, Inc., as borrower, and The Bank
                            of New York, as Bank, is filed herewith.
          10.22*         -- Financial Consulting Agreement, dated as of December 31,
                            1996, between the Company and HSC Financial Corporation,
                            is filed herewith.
          10.23*         -- Financial Consulting Agreement, dated as of December 31,
                            1996, between the Company and Hallwood Petroleum, Inc.,
                            is filed herewith.
          11             -- Statement Regarding Computation of Per Share Earnings.
          22             -- Active Subsidiaries of the Registrant as of February 28,
                            1997.
          27             -- Financial Data Schedule.

---------------

* Constitutes a compensation plan or agreement for executive officers.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE HALLWOOD GROUP INCORPORATED

                                            By:      /s/ MELVIN J. MELLE
                                              ----------------------------------
                                                       Melvin J. Melle
                                                  Vice President -- Finance
                                                   (Principal Financial and
                                                      Accounting Officer)

Dated: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 28th day of March 1997.

                 /s/ MELVIN J. MELLE                     Vice President -- Finance (Principal Financial
-----------------------------------------------------      and Accounting Officer)
                  (Melvin J. Melle)

               /s/ ANTHONY J. GUMBINER                   Chairman of the Board and Director (Principal
-----------------------------------------------------      Executive Officer)
                (Anthony J. Gumbiner)

                 /s/ ROBERT L. LYNCH                     Vice Chairman and Director
-----------------------------------------------------
                  (Robert L. Lynch)

                 /s/ BRIAN M. TROUP                      President and Director (Principal Operating
-----------------------------------------------------      Officer)
                  (Brian M. Troup)

             /s/ CHARLES A. CROCCO, JR.                  Director
-----------------------------------------------------
              (Charles A. Crocco, Jr.)

                /s/ J. THOMAS TALBOT                     Director
-----------------------------------------------------
                 (J. Thomas Talbot)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGE
                                                              -------
Independent Auditors' Report................................       23
Financial Statements:
  Consolidated Balance Sheets, December 31, 1996 and 1995...    24-25
  Consolidated Statements of Operations, Year Ended December
     31, 1996, Five Months Ended December 31, 1995 and Years
     Ended July 31, 1995 and 1994...........................    26-27
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficit), Years Ended July 31, 1994 and 1995, Five
     Months Ended December 31, 1995 and Year Ended December
     31, 1996...............................................       28
  Consolidated Statements of Cash Flows, Year Ended December
     31, 1996, Five Months Ended December 31, 1995 and Years
     Ended July 31, 1995 and 1994...........................       29
  Notes to Consolidated Financial Statements................    30-60
  Supplemental Oil and Gas Reserve Information
     (Unaudited)............................................       61
Independent Auditors' Report on Schedules...................       64
Schedules:
  I   Condensed Financial Information of Registrant.........    65-69
  II  Valuation and Qualifying Accounts and Reserves........       70
  III Real Estate and Accumulated Depreciation..............       71
  All other schedules are omitted since the required
     information is not applicable or is included in the
     financial statements or related notes.
Financial Statements of ShowBiz Pizza Time, Inc.
  Form 10-K, for the Year Ended December 27, 1996
Financial Statements of Hallwood Realty Partners, L.P.
  Form 10-K, for the Year Ended December 31, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 1996, the five months ended December 31, 1995 and the years ended July 31, 1995 and July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the five months ended December 31, 1995 and the years ended July 31, 1995 and July 31, 1994, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 1997 (March 21, 1997 as to the last paragraph of Note 21 of the Notes to the Consolidated Financial Statements)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------    -------
ASSET MANAGEMENT
  REAL ESTATE (NOTES 2, 6 AND 12)
     Investments in HRP.....................................  $  7,007    $ 9,406
     Receivables and other assets...........................     1,220        514
                                                              --------    -------
                                                                 8,227      9,920
  ENERGY (NOTES 3, 6 AND 13)
     Oil and gas properties, net............................     8,928      9,839
     Current assets of HEP..................................     2,426      2,236
     Noncurrent assets of HEP...............................     1,664      1,407
     Receivables and other assets...........................       548      1,122
                                                              --------    -------
                                                                13,566     14,604
                                                              --------    -------
          Total asset management assets.....................    21,793     24,524

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS (NOTES 6 AND 14)
     Inventories............................................    17,188     13,735
     Receivables............................................    13,094     10,938
     Property, plant and equipment, net.....................     8,791      8,709
     Other..................................................     1,037      1,092
                                                              --------    -------
                                                                40,110     34,474
  HOTELS (NOTES 4 AND 6)
     Properties, net........................................    15,568     10,498
     Receivables and other assets...........................     2,076      2,195
                                                              --------    -------
                                                                17,644     12,693
                                                              --------    -------
          Total operating subsidiaries assets...............    57,754     47,167

ASSOCIATED COMPANY (NOTES 2, 6 AND 21)
  Investment in ShowBiz Pizza Time, Inc.....................    16,945     16,490

OTHER (NOTES 5 AND 10)
  Deferred tax asset, net...................................    11,000      5,929
  Cash and cash equivalents.................................     7,495      3,339
  Other.....................................................     1,236        688
  Restricted cash...........................................       573         96
                                                              --------    -------
          Total other assets................................    20,304     10,052

                                                              --------    -------
          TOTAL ASSETS......................................  $116,796    $98,233
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------    -------
ASSET MANAGEMENT
  REAL ESTATE (NOTES 2 AND 6)
     Loans payable..........................................  $    500    $   937
     Accounts payable and accrued expenses..................       490        340
                                                              --------    -------
                                                                   990      1,277
  ENERGY (NOTES 6 AND 13)
     Long-terms obligations of HEP..........................     4,432      5,366
     Current liabilities of HEP.............................     2,531      2,857
     Loan payable...........................................     2,361      1,125
     Accounts payable and accrued expenses..................     1,223        106
     Minority interest......................................        --      3,293
                                                              --------    -------
                                                                10,547     12,747
                                                              --------    -------
          Total asset management liabilities................    11,537     14,024
OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS (NOTES 6 AND 14)
     Loans payable..........................................    11,200      8,300
     Accounts payable and accrued expenses..................     8,678      6,586
                                                              --------    -------
                                                                19,878     14,886
  HOTELS (NOTE 6)
     Loans payable..........................................    12,281      5,432
     Accounts payable and accrued expenses..................     1,976      2,238
                                                              --------    -------
                                                                14,257      7,670
                                                              --------    -------
          Total operating subsidiaries liabilities..........    34,135     22,556
ASSOCIATED COMPANIES (NOTES 6 AND 21)
  Loans payable.............................................    11,000      9,000
  Accounts payable and accrued expenses.....................       870         63
                                                              --------    -------
          Total associated companies liabilities............    11,870      9,063
OTHER (NOTES 6 AND 7)
  13.5% Subordinated Debentures.............................    25,672     22,855
  7% Collateralized Senior Subordinated Debentures..........    24,892     25,469
  Interest and other accrued expenses.......................     1,906      3,657
                                                              --------    -------
          Total other liabilities...........................    52,470     51,981
                                                              --------    -------
          TOTAL LIABILITIES.................................   110,012     97,624
REDEEMABLE PREFERRED STOCK (NOTE 8)
  Series B, $.10 par value; 250,000 shares issued and
     outstanding............................................     1,000      1,000
CONTINGENCIES AND COMMITMENTS (NOTE 17)
STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 9 AND 21)
  Preferred stock, $.10 par value; authorized 500,000
     shares; 250,000 shares issued and outstanding as Series
     B......................................................        --         --
  Common stock, $.10 par value; authorized 10,000,000
     shares; issued 1,597,204 shares in both years;
     outstanding 1,298,509 and 1,326,635 shares,
     respectively...........................................       160        160
  Additional paid-in capital................................    57,306     57,210
  Accumulated (deficit).....................................   (44,490)   (50,963)
  Treasury stock, 298,695 and 270,569 shares, respectively;
     at cost................................................    (7,192)    (6,798)
                                                              --------    -------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)..............     5,784       (391)
                                                              --------    -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)........................................  $116,796    $98,233
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FIVE MONTHS
                                                       YEAR ENDED       ENDED       YEARS ENDED JULY 31,
                                                      DECEMBER 31,   DECEMBER 31,   ---------------------
                                                          1996           1995         1995        1994
                                                      ------------   ------------   ---------   ---------
ASSET MANAGEMENT
  REAL ESTATE (NOTES 2, 6 AND 12)
     Fees...........................................    $ 5,672        $ 1,744        $ 3,906     $ 3,924
     Equity loss from investments in HRP............     (1,731)          (833)          (211)       (446)
     Interest and discounts from mortgage loans.....          6              2            198         354
     Rentals........................................         --            298            702         567
                                                        -------        -------        -------     -------
                                                          3,947          1,211          4,595       4,399
     Administrative expenses........................      1,387            517          1,174       1,023
     Depreciation and amortization..................        673            405            972       1,060
     Interest.......................................        281            303            639         672
     Provision for losses (recovery)................        (21)           101            431          --
     Operating expenses.............................          9             17             28          32
     Litigation settlement..........................         --             --             --       1,500
                                                        -------        -------        -------     -------
                                                          2,329          1,343          3,244       4,287
                                                        -------        -------        -------     -------
     Income (loss) from real estate operations......      1,618           (132)         1,351         112

  ENERGY (NOTES 3, 6 AND 13)
     Oil and gas revenues...........................      7,066          2,980          5,343       5,983
     Other income (including intercompany amounts of
       $181 and $202 in years ended July 31, 1995
       and 1994, respectively)......................        449            169             16         251
                                                        -------        -------        -------     -------
                                                          7,515          3,149          5,359       6,234
     Depreciation, depletion, amortization and
       impairment...................................      1,532            887          2,403       2,018
     Operating expenses.............................      1,509            801          1,336       1,556
     Administrative expenses........................      1,314            704          1,525       1,049
     Interest.......................................        456            289            375         378
     Minority interest..............................        422            192            (64)        411
                                                        -------        -------        -------     -------
                                                          5,233          2,873          5,575       5,412
                                                        -------        -------        -------     -------
          Income (loss) from energy operations......      2,282            276           (216)        822
                                                        -------        -------        -------     -------
          Income from asset management operations...      3,900            144          1,135         934

OPERATING SUBSIDIARIES
  TEXTILE PRODUCTS (NOTES 6 AND 14)
     Sales..........................................     77,583         28,229         77,808      71,624

     Cost of sales..................................     67,256         24,824         68,797      62,705
     Administrative and selling expenses............      8,482          3,091          7,973       7,454
     Interest (including intercompany amounts of $16
       and $83 in years ended July 31, 1995 and
       1994, respectively)..........................        623            307            834         602
                                                        -------        -------        -------     -------
                                                         76,361         28,222         77,604      70,761
                                                        -------        -------        -------     -------
          Income from textile products operations...      1,222              7            204         863

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FIVE MONTHS
                                                     YEAR ENDED       ENDED       YEARS ENDED JULY 31
                                                    DECEMBER 31,   DECEMBER 31,   --------------------
                                                        1996           1995         1995        1994
                                                    ------------   ------------   --------    --------
OPERATING SUBSIDIARIES (CONTINUED)
  HOTELS (NOTES 4 AND 6)
     Sales........................................    $20,948        $ 8,073       $22,502     $20,896
     Gain from sale of hotel and management
       contracts..................................         --             --         2,396          --
                                                      -------        -------       -------     -------
                                                       20,948          8,073        24,898      20,896

     Operating expenses...........................     17,137          7,163        18,744      17,338
     Depreciation and amortization................      2,657            943         2,429       2,104
     Interest.....................................      1,154            220           902         888
                                                      -------        -------       -------     -------
                                                       20,948          8,326        22,075      20,330
                                                      -------        -------       -------     -------
          Income (loss) from hotel operations.....         --           (253)        2,823         566
                                                      -------        -------       -------     -------
          Income (loss) from operating
            subsidiaries..........................      1,222           (246)        3,027       1,429

ASSOCIATED COMPANIES (NOTES 2 AND 6)
  Income (loss)...................................      4,448            (88)         (171)      1,356
  Interest........................................      1,558            310           687         486
                                                      -------        -------       -------     -------
          Income (loss) from associated
            companies.............................      2,890           (398)         (858)        870

OTHER (NOTE 7)
  Interest on short-term investments and other
     income.......................................        535             56           312         340
  Fee income......................................        425            177           425         150
  Recovery from investment in Alliance
     Bancorporation...............................         --             --            --       1,703
                                                      -------        -------       -------     -------
                                                          960            233           737       2,193
  Interest, net of $197 and $285 in years ended
     July 31, 1995 and 1994, respectively, from
     other segments...............................      4,258          1,728         4,304       4,322
  Administrative expenses.........................      2,724          1,594         3,841       3,268
  Provision for losses (recovery).................         (8)            --            13         147
                                                      -------        -------       -------     -------
                                                        6,974          3,322         8,158       7,737
                                                      -------        -------       -------     -------
          Other loss, net.........................     (6,014)        (3,089)       (7,421)     (5,544)
                                                      -------        -------       -------     -------
  Income (loss) before income taxes and
     extraordinary gain...........................      1,998         (3,589)       (4,117)     (2,311)
  Income taxes (benefit) (Note 10)................     (4,525)          (299)          830       2,727
                                                      -------        -------       -------     -------
  Income (loss) before extraordinary gain.........      6,523         (3,290)       (4,947)     (5,038)
  Extraordinary gain from extinguishment of debt
     (Note 7).....................................         --             25           143         648
                                                      -------        -------       -------     -------
NET INCOME (LOSS).................................    $ 6,523        $(3,265)      $(4,804)    $(4,390)
                                                      =======        =======       =======     =======
PER COMMON SHARE (PRIMARY)
  Income (loss) before extraordinary gain.........    $  4.87        $ (2.47)      $ (3.60)    $ (3.67)
  Extraordinary gain from extinguishment of
     debt.........................................         --           0.02          0.10        0.47
                                                      -------        -------       -------     -------
          Net income (loss).......................    $  4.87        $ (2.45)      $ (3.50)    $ (3.20)
                                                      =======        =======       =======     =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED JULY 31, 1994 AND 1995,
                    FIVE MONTHS ENDED DECEMBER 31, 1995 AND
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                     EQUITY
                                                                                   ADJUSTMENT
                                                                                      FROM
                                      COMMON STOCK      ADDITIONAL                   FOREIGN      TREASURY STOCK        TOTAL
                                   ------------------    PAID-IN     ACCUMULATED    CURRENCY     ----------------   STOCKHOLDERS'
                                   SHARES   PAR VALUE    CAPITAL      (DEFICIT)    TRANSLATION   SHARES    COST        EQUITY
                                   ------   ---------   ----------   -----------   -----------   ------   -------   -------------
BALANCE, AUGUST 1, 1993..........  6,395      $ 639      $58,088      $(38,504)       $(167)       907    $(6,296)     $13,760
  Net loss.......................                                       (4,390)                                         (4,390)
  Foreign currency translation
    gain.........................                                                       253                                253
  Proportionate share of
    stockholders' equity
    transactions of equity
    investments..................                         (1,646)                                                       (1,646)
                                   ------     -----      -------      --------        -----       ----    -------      -------
BALANCE, JULY 31, 1994...........  6,395        639       56,442       (42,894)          86        907     (6,296)       7,977
  Net loss.......................                                       (4,804)                                         (4,804)
  Purchase of treasury stock ....                                                                  102       (314)        (314)
  Foreign currency translation
    gain.........................                                                       243                                243
  Proportionate share of
    stockholders' equity
    transactions of equity
    investments..................                            238                                                           238
  Reverse split..................              (479)         479                                                            --
    Change in number of shares... (4,796)                                                        (757)
    Cash payment in lieu of
      fractional shares..........     (2)                    (17)                                                          (17)
                                   ------     -----      -------      --------        -----       ----    -------      -------
BALANCE, JULY 31, 1995...........  1,597        160       57,142       (47,698)         329        252     (6,610)       3,323
  Net loss.......................                                       (3,265)                                         (3,265)
  Foreign currency translation
    loss.........................                                                      (329)                              (329)
  Purchase of treasury stock ....                                                                   19       (188)        (188)
  Proportionate share of
    stockholders' equity
    transactions of equity
    investments..................                             68                                                            68
                                   ------     -----      -------      --------        -----       ----    -------      -------
BALANCE, DECEMBER 31, 1995.......  1,597        160       57,210       (50,963)          --        271     (6,798)        (391)
  Net income.....................                                        6,523                                           6,523
  Purchase of treasury stock.....                                                                   28       (394)        (394)
  Preferred stock dividends .....                                          (50)                                            (50)
  Proportionate share of
    stockholders' equity
    transactions of equity
    investments..................                             96                                                            96
                                   ------     -----      -------      --------        -----       ----    -------      -------
BALANCE, DECEMBER 31, 1996.......  1,597      $ 160      $57,306      $(44,490)       $  --        299    $(7,192)     $ 5,784
                                   ======     =====      =======      ========        =====       ====    =======      =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED    FIVE MONTHS ENDED   YEARS ENDED JULY 31,
                                                              DECEMBER 31,     DECEMBER 31,      --------------------
                                                                  1996             1995            1995        1994
                                                              ------------   -----------------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................    $ 6,523           $(3,265)        $(4,804)    $(4,390)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation, depletion, amortization and impairment....      5,953             2,705           6,846       6,252
    Net change in deferred tax asset........................     (5,071)             (500)            471       2,633
    Undistributed income from energy affiliate..............     (4,559)           (1,592)         (2,567)     (3,543)
    Accrued interest on 13.5% Debentures....................      2,656            (1,789)              8           8
    Distributions from energy affiliate.....................      2,562             1,332           2,892       2,743
    Gain on sale of investment in associated company........     (2,431)               --              --         (30)
    Amortization of deferred gain from debenture exchange...       (577)             (234)           (517)       (571)
    Equity in net (income) loss of associated
      companies/affiliates..................................       (286)              921             382        (880)
    Increase in mortgage loans from sale of real estate.....        (10)               --             (18)         --
    Proceeds from collections of mortgage loans.............          7                 2           1,144         638
    (Recovery of) provision for losses, net.................          2               101             423      (1,556)
    Gain from sale of hotel and hotel management
      contracts.............................................         --                --          (2,396)         --
    Issuance of redeemable preferred stock..................         --                --           1,000          --
    Mortgage loans assigned to plaintiff in litigation
      settlement............................................         --                --             592          --
    Gain from extinguishment of debt........................         --               (25)           (143)       (648)
    Amortization of mortgage loan discounts.................         --                --             (29)        (51)
    Issuance of note payable to plaintiff in litigation
      settlement............................................         --                --              --       1,500
    Net change in textile products assets and
      liabilities...........................................     (3,517)            2,817          (1,547)        351
    Net change in other assets and liabilities..............     (2,020)              226          (3,000)        250
    Net change in energy assets and liabilities.............        321              (287)             49        (380)
                                                                -------          --------         -------     -------
         Net cash provided by (used in)  operating
           activities.......................................       (447)              412          (1,214)      2,326
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures and acquisition of hotels and real
    estate..................................................     (7,761)             (402)         (1,106)     (1,332)
  Proceeds from sale of investment in associated
    companies...............................................      4,139                --              --       1,250
  Purchase of additional shares in HEC......................     (1,750)               --              --          --
  Investments in textile products property and equipment....     (1,118)             (371)         (1,465)     (1,193)
  Investments in energy property and equipment..............       (346)             (126)            (36)       (147)
  Net change in restricted cash for investing activities....       (102)               37             (83)        450
  Investments in associated companies/affiliates............        (53)               (1)         (4,473)         (8)
  Proceeds from sale of hotel and real estate assets........         23             7,610          14,132           5
  Proceeds from sale of marketable securities...............         --                --             610          --
  Proceeds from sale of (investment in) insurance contracts,
    net.....................................................         --                --             229         858
  Disbursements related to Integra -- asset held for sale,
    net.....................................................         --                --              --      (5,344)
  Proceeds from liquidation of Alliance Bancorporation......         --                --              --       1,703
                                                                -------          --------         -------     -------
         Net cash provided by (used in) investing
           activities.......................................     (6,968)            6,747           7,808      (3,758)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings and loans payable...........     14,775               250           4,005       6,100
  Repayment of bank borrowings and loans payable............     (2,227)           (8,066)         (9,447)     (7,922)
  Purchase of common stock for treasury.....................       (394)             (188)           (314)         --
  Purchase of capital stock by energy subsidiary for
    treasury................................................       (158)           (1,189)         (1,042)     (1,454)
  Payment of dividends to Series B preferred stockholders...        (50)               --              --          --
  Net change in restricted cash for financing activities....       (375)               --           1,432         144
  Payment of dividends to minority stockholders of energy
    subsidiary..............................................         --              (429)           (661)         --
  Repurchase of 7% Debentures...............................         --                --            (460)     (1,526)
  Purchase of fractional shares -- reverse split............         --                --             (17)         --
  Repurchase of 13.5% Debentures............................         --               (22)             --          --
                                                                -------          --------         -------     -------
         Net cash provided by (used in) financing
           activities.......................................     11,571            (9,644)         (6,504)     (4,658)
                                                                -------          --------         -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         --                --               6         (19)
                                                                -------          --------         -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      4,156            (2,485)             96      (6,109)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      3,339             5,824           5,728      11,837
                                                                -------          --------         -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 7,495           $ 3,339         $ 5,824     $ 5,728
                                                                =======          ========         =======     =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

     The significant accounting policies of the Company are as follows:

     (a) Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries:

         Brookwood Companies Incorporated and subsidiary
         HEPGP Ltd.
         HSC Securities Corporation
         HWG 95 Advisors, Inc.
         HWG Realty Investors, Inc.
         Hallwood Energy Corporation and subsidiaries (merged in 1996) Hallwood G.P., Inc.
         Hallwood Commercial Real Estate, Inc. (formerly Hallwood Management Company)
         Hallwood Hotels, Inc.
         Hallwood-Integra Holding Company and subsidiaries
         Hallwood Investment Company
         Hallwood-Kenyon Holding Company
         Hallwood Monaco SAM (liquidated in 1995)
         Hallwood Realty Corporation
         Integra Resort Management, Inc.
         NJ Portfolio Limited (liquidated in 1995)
         The Lido Beach Hotel, Inc. (liquidated in 1995)

          The Company fully consolidates all subsidiaries and records a minority interest in those less than wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Hallwood Energy Corporation was included on the basis of a June 30 year end for the years ended July 31, 1995 and 1994.

     (b) Recognition of Income

          Fee income from real estate operations is generally received in cash and is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements.

          Interest income on mortgage loans is recognized as earned. The general policy is to discontinue accruing interest when management believes collection is unlikely or if foreclosure proceedings are imminent or in process. Previously accrued interest deemed uncollectible is written off.

          Textile products sales are recognized upon shipment or release of product or when title passes to the customer.

     (c) Carrying Value of Investments

          Common shares and other securities are recorded at fair value determined as of the date acquired. Thereafter, equity accounting is utilized where the Company is able to exercise significant influence over the issuer's operating and financial policies.

          Mortgage loans are stated at cost, less allowance for losses.

          Real estate is carried at cost, including interest costs associated with properties under development or renovation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     (d) Oil and Gas Properties

          The Company and its energy subsidiaries and affiliates follow the accounting policy known as "full cost accounting," whereby all the costs of exploration for and development of oil and gas reserves, including both productive and nonproductive costs, are capitalized as incurred. The capitalized costs applicable to evaluated oil and gas properties and related future development costs are amortized on a unit-of-production method based on reserve estimates prepared by in-house petroleum engineers. A portion of these reserves have been reviewed by independent petroleum engineers.

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

          Hallwood Energy Partners, L.P. ("HEP") has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The revenue associated with these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

     (e) Investment in Energy Affiliate

          The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities record their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

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

     (h) Depreciation and Amortization

          Depreciation of fee-owned real estate and hotel properties is computed on the straight-line method over periods of twenty to forty years, five to thirty years for improvements, and three to ten years for furniture and equipment. Amortization of hotel leasehold interests is computed on the straight-line method over the remaining lease term and varies from 6 to 10 years.

          Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized and depreciated over the estimated useful lives of the assets.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of ("SFAS No. 121"). Accordingly, the Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the consolidated financial statements of the Company.

     (i) Foreign Currency Translation

          The financial statements of the Company's foreign subsidiaries have been translated to United States dollars. All balance sheet accounts are translated at the period-end exchange rate, and statement of operations items are translated at the average exchange rate for the period. Resulting translation adjustments are made directly to a separate component of stockholders' equity.

     (j) Income Taxes

          The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and net operating carryforwards and tax credits reduced by a valuation allowance. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

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

     (m) Anticipated Adoption Dates of New Accounting Pronouncements

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities". Among other things, this SOP is effective for the Company's financial statements beginning in 1997. SOP 96-1 provides that environmental remediation liabilities should be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies" are met. In the opinion of the Company's management, it is not anticipated that the adoption of SOP 96-1 will have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

     (n) Reclassifications

          Certain prior period amounts within the accompanying statements have been reclassified for comparability.

     (o) Common Stock

          Share and per share amounts have been adjusted to give effect to the one-for-four reverse stock split effected on June 28, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     (p) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     (q) Net Income (Loss) Per Common Share

          Net income (loss) per common share is based on net income (loss) after preferred stock dividend requirements. The weighted average number of common shares outstanding during each period presented consider the effect of stock options deemed to be dilutive common stock equivalents. Fully diluted net income (loss) per share is the same as primary net income
     (loss) per share. Average common and common share equivalents used in the computation of net income (loss) per share are approximately 1,329,000 for the year ended December 31, 1996, 1,331,000 for the five months ended December 31, 1995 and 1,374,000 and 1,372,000 for the years ended July 31, 1995 and 1994, respectively.

NOTE 2 -- INVESTMENTS IN AFFILIATE AND ASSOCIATED COMPANIES (DOLLAR AMOUNTS IN THOUSANDS):


                                                                            INCOME (LOSS) FROM INVESTMENTS FOR PERIOD
                                 DECEMBER 31, 1996      AMOUNT AT WHICH    --------------------------------------------
                                --------------------      CARRIED AT                      FIVE MONTHS     YEARS ENDED
                                 NUMBER     COST OR      DECEMBER 31,       YEAR ENDED       ENDED          JULY 31,
    BUSINESS SEGMENTS AND       OF UNITS    ASCRIBED   -----------------   DECEMBER 31,   DECEMBER 31,   --------------
  DESCRIPTION OF INVESTMENTS    OR SHARES    VALUE      1996      1995         1996           1995       1995     1994
  --------------------------    ---------   --------   -------   -------   ------------   ------------   -----   ------
ASSET MANAGEMENT REAL ESTATE
  AFFILIATE
  HALLWOOD REALTY PARTNERS,
    L.P.(A)
  -- General partner
    interest..................              $ 8,650    $ 5,117   $ 5,841     $  (101)        $ (47)      $ (90)  $ (287)
  -- Limited partner units        413,040     5,377      1,890     3,565      (1,630)         (786)       (121)    (159)
                                            -------    -------   -------     -------         -----       -----   ------
         Totals...............              $14,027    $ 7,007   $ 9,406     $(1,731)        $(833)      $(211)  $ (446)
                                            =======    =======   =======     =======         =====       =====   ======
ASSOCIATED COMPANIES
  SHOWBIZ PIZZA TIME, INC.(B)
  -- Common stock.............  2,413,789   $ 4,905    $16,945   $16,490     $    --         $  --       $  --   $   --
                                            -------    -------   -------     -------         -----       -----   ------
    Equity in earnings
      (loss)..................                   --         --        --       2,017           (88)       (171)   1,326
    Gain on sale of shares....                   --         --        --       2,431            --          --       --
                                            -------    -------   -------     -------         -----       -----   ------
                                              4,905     16,945    16,490       4,448           (88)       (171)   1,326
  OAKHURST CAPITAL, INC.(C)
  -- Common stock Gain on sale
     of shares................                   --         --        --          --            --          --       30
                                            -------    -------   -------     -------         -----       -----   ------
         Totals...............              $ 4,905    $16,945   $16,490     $ 4,448         $ (88)      $(171)  $1,356
                                            =======    =======   =======     =======         =====       =====   ======

     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

     (A) On November 1, 1990, the Company, through its wholly-owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note
12. The Company has subsequently acquired additional limited partner units of HRP in open market purchases. The

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Company accounts for its investment in HRP on the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of various partner capital transactions reported by HRP. The Company's proportionate share of the underlying equity in net assets of HRP exceeds its investment by $6,236,000, which is being amortized on the straight-line basis over a period of 10 years.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Equitec initially retained the property management rights for a three-year period following the November 1, 1990 consolidation. On June 1, 1991, the Company purchased the retained property management rights from Equitec for the balance of the three-year period, and has fully amortized the $2,475,000 cost. Beginning November 1, 1993 the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $672,000 for the year ended December 31, 1996, $280,000 for the five months ended December 31, 1995 and $672,000 and $504,000 for the years ended July 31, 1995 and 1994, respectively.

     Between December 1990 and February 1995, the Company purchased 89,269 limited partner units (post reverse split basis) for $905,000 in various transactions. In March 1995, HRP completed a one-for-five reverse split of its limited partner units and the Company purchased 30,000 post reverse split units (estimated to be the number of fractional units to be purchased by HRP) for $356,000.

     In June 1995, HRP announced a commission-free program for its limited partner unitholders to sell their less than round lot holdings of 99 or fewer units as of the May 31, 1995 record date. As a result of this program, which expired on July 10, 1995, HRP acquired 293,539 limited partner units. These units were resold to the Company for $4,115,000, which was the same price that HRP paid for such units. In subsequent incidental transactions, the Company acquired 232 additional units.

     As the Company continues to record its share of HRP's net loss, primarily the result of non-cash depreciation expense, it is anticipated that the carrying value of the limited partner units will be reduced to zero. At such time, no further recording of equity losses will be required. However, unrecognized losses which may occur after the carrying value has been reduced to zero must be recovered before the Company would be able to recognize income on such units in the future.

     The carrying value of the Company's investment in HRP includes non-cash adjustments for its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. The carrying value was decreased by $49,000 for such adjustments at December 31, 1996.

     As further discussed in Note 6, the Company has pledged 89,269 limited partner units to collateralize a promissory note, due March 1998, in the principal amount of $500,000.

     As of December 31, 1996, the Company owned a 1% general partner and a 24% limited partner interest in HRP.

     (B) The Company acquired its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") in 1988 as a result of (i) a spinoff of ShowBiz, formerly a 90%-owned subsidiary of Integra-A Hotel and Restaurant Company ("Integra"), (ii) common stock warrants it received as consideration for providing a subordinated loan to ShowBiz and for arranging and guaranteeing a $10,000,000 five-year secured senior loan, and (iii) common stock warrants it received in connection with the conversion of its subordinated loan into a floating rate subordinated bond, which was called in November 1993. A portion of the Company's investment in Integra, which was based upon the average of the quoted market values of Integra and ShowBiz following the spin-off, was ascribed to the initial investment in ShowBiz.

     During fiscal 1990, ShowBiz accelerated the exercise period for all of the common stock warrants. In June 1990, the Company exercised its warrants to purchase 808,122 shares of common stock of ShowBiz at $4.00 per share for an aggregate purchase price of $3,232,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     On March 26, 1991, and again on March 20, 1992, ShowBiz completed 3-for-2 common stock splits in the form of 50% stock dividends, which increased the number of ShowBiz shares owned by the Company from 1,204,086 to 2,709,193. The Company's percentage ownership was unaffected by these stock dividends.

     In various transactions between June 1992 and June 1993, the Company sold 925,000 common shares of ShowBiz for total proceeds of approximately $24,200,000.

     In May 1996, ShowBiz completed a 3-for-2 common stock split in the form of a 50% stock dividend, which increased the number of ShowBiz shares owned by the Company from 1,684,193 to 2,526,289. During the May-July 1996 period, the Company sold 262,500 (post-split basis) shares of common stock for $4,139,000. The net gain from the sales was $2,431,000.

     The Company accounted for its investment in ShowBiz using the equity method of accounting because the Company maintains significant influence by virtue of having five of its directors sitting on the nine-member board of ShowBiz. In addition to recording its share of net income (loss), the Company also records its pro rata share of various shareholders' equity transactions reported by ShowBiz. The Company's proportionate share of the underlying equity in net assets of ShowBiz exceeds its investment by $2,304,000, which is being amortized on the straight-line basis over a period of 15 years.

     The carrying value of the Company's investment in ShowBiz includes non-cash adjustments for its pro rata share of ShowBiz's shareholders' equity capital transactions with corresponding adjustments to additional paid-in capital. At December 31, 1996, the carrying value was decreased by $1,194,000 for such adjustments.

     As of December 31, 1996, the Company owned approximately 13% of the common stock of ShowBiz and all of its ShowBiz shares are pledged to secure certain loans payable. See also Notes 6 and 21.

     On January 3, 1997, the Board of Directors of the Company authorized the issuance of 267,709 treasury shares in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trusts, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, chairman and president of the Company, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996. The completion of the exchange was contingent upon regulatory approval which was received on March 12, 1997.

     On March 26, 1997, the Company sold its entire investment in ShowBiz and reference is made to Note 21 for a further discussion of the transaction.

     (C) In February 1994, the Company completed the all cash sale of its entire 15% common stock investment in Oakhurst Capital, Inc. (20% assuming exercise of warrants) for $1,250,000, which resulted in a gain of $30,000.

     The quoted market price per unit/share and the Company's carrying value per unit/share of the limited partner units of HRP and the common shares of ShowBiz at December 31, 1996 were:

                                                               AMOUNT PER SHARE
                                                              ------------------
                    SECURITY DESCRIPTION                      MARKET    CARRYING
                    AND (QUOTRON SYMBOL)                      PRICE      VALUE
                    --------------------                      ------    --------
HRP limited partner units (HRY).............................  $24.50     $4.58
ShowBiz common shares (SHBZ)................................   18.12      7.02

     The general partner interest in HRP is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The following table sets forth summarized (unaudited) financial data as of and for the years ended December 31, 1996 and 1995 (in thousands):

                                                               SHOWBIZ         HALLWOOD
                                                                PIZZA           REALTY
                                                              TIME, INC.    PARTNERS, L.P.
                                                              ----------    --------------
1996
Balance Sheet Data
  Current Assets............................................   $ 27,588        $  5,162
  Non-current assets........................................    188,992         205,052
  Total assets..............................................    216,580         210,214
  Current liabilities.......................................     33,523           7,434
  Non-current liabilities...................................     41,581         172,096
  Total liabilities.........................................     75,104         179,350
  Total stockholders' equity/partners' capital..............    141,476          30,684
Statement of Operations Data
  Revenue...................................................   $293,990        $ 49,612
  Net income (loss).........................................     13,221          (9,428)

1995
Balance Sheet Data
  Current assets............................................   $ 20,041        $ 15,382
  Non-current assets........................................    178,969         209,977
  Total assets..............................................    199,010         225,359
  Current liabilities.......................................     29,931           7,625
  Non-current liabilities...................................     42,592         175,817
  Total liabilities.........................................     72,523         183,442
  Total stockholders' equity/partners' capital..............    126,487          41,917
Statement of Operations Data
  Revenue...................................................   $263,783        $ 50,829
  Net income (loss) before extraordinary items..............         63          (9,024)
  Net income (loss).........................................         63          (9,789)

---------------

     The data used to compile the above table was obtained from published reports, including Securities and Exchange Commission filings on Forms 10-K.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 3 -- OIL AND GAS PROPERTIES

     The following tables summarize certain oil and gas information by category (full cost method), cost and unproved mineral interest (at cost). The tables relate to all of HEPGP, the Company and its energy subsidiaries proportionate share of HEP's oil and gas properties. Amounts are as of December 31, 1996 and 1995 and for the years then ended (in thousands):

     (a) Category:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1996         1995
                                                       ---------    ---------
Proved mineral interests...........................    $ 113,601    $ 113,159
Unproved mineral interests.........................          157           82
Other property and equipment.......................          404        3,758
                                                       ---------    ---------
                                                         114,162      116,999
Less: Accumulated depreciation, depletion,
      amortization and property impairment.........     (105,234)    (107,160)
                                                       ---------    ---------
  Oil and gas properties, net......................    $   8,928    $   9,839
                                                       =========    =========

     (b) Cost:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1996      1995      1994
                                                   ------    ------    ------
Development....................................    $1,321    $  979    $  599
Exploration....................................       100       166       273
Property acquisition -- proved.................       279       191       637
Property acquisition -- unproved...............        87        56       257
                                                   ------    ------    ------
          Total................................    $1,787    $1,392    $1,766
                                                   ======    ======    ======

     Depreciation, depletion, amortization and impairment per equivalent barrel of production for the years ended 1996, 1995 and 1994, was $3.54, $5.00 and $4.35, respectively.

     (c) Unproved mineral interests (at cost):

                                                                DECEMBER 31,
                                                                -------------
                                                                1996     1995
                                                                -----    ----
Exploration acreage.........................................     $129     $37
Other.......................................................       28      45
                                                                 ----     ---
          Total.............................................     $157     $82
                                                                 ====     ===

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 4 -- HOTEL PROPERTIES

     The following table summarizes the cost and accumulated depreciation and amortization of the hotel segment as of the balance sheet dates (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1996       1995
                                                           -------    -------
Building improvements and equipment....................    $15,406    $ 8,502
Leasehold acquisition costs............................      8,026      8,026
Land and land improvements.............................      1,776        959
                                                           -------    -------
                                                            25,208     17,487
Less: Accumulated depreciation and amortization........     (9,640)    (6,989)
                                                           -------    -------
          Total........................................    $15,568    $10,498
                                                           =======    =======

     In May 1996, a newly-formed wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel.

     In connection with the March 1994 consummation of the plan of reorganization of the Company's former affiliate, Integra-A Hotel and Restaurant Company and its emergence from bankruptcy, the reorganized Integra continued in business as a wholly-owned subsidiary of the Company under its new name, Integra Hotels, Inc. ("Integra"). Assets acquired by Integra included a fee interest in one hotel property and leasehold interests in three additional hotel properties and two management contracts. At December 31, 1996, hotel properties consisted of fee interests in two hotels and leasehold interests in three hotels.

NOTE 5 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of the balance sheet dates are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1995
                                                             ------    ------
Cash equivalents.........................................    $6,452    $2,562
Cash.....................................................     1,043       777
                                                             ------    ------
          Total..........................................    $7,495    $3,339
                                                             ======    ======

     Cash equivalents consisted of secured bank repurchase agreements, commercial paper, treasury bills, Eurodollar investments and interest-bearing demand deposits, all of which had original maturities as of the date of purchase of 90 days or less.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 6 -- LOANS PAYABLE

     Loans payable at the balance sheet dates (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1995
                                                                -------    -------
Real Estate.
  Promissory note, 8%, due March 1998.......................    $   500    $   500
  Promissory note, 7.5%, repaid July 1996...................         --        437
                                                                -------    -------
                                                                    500        937
Energy.
  Term loan, prime + 1%, due May 1998.......................      2,361         --
  Line of credit, prime + 2%, repaid November 1996..........         --      1,125
                                                                -------    -------
                                                                  2,361      1,125
Textile Products.
  Revolving credit facility, prime + .5%, refinanced January
     1997...................................................     11,200      8,100
  Equipment loan, 10%, repaid December 1996.................         --        200
                                                                -------    -------
                                                                 11,200      8,300
Hotels.
  Term loan, prime + 3.5%, due May 2001.....................      6,739         --
  Term loan, 10%, due October 2001..........................      5,001      5,099
  Term loan, certificate of deposit rate, repaid January
     1997...................................................        375         --
  Non-interest bearing obligation, repaid March 1997........        166        333
                                                                -------    -------
                                                                 12,281      5,432
Associated Companies.
  Line of credit, prime + .75%, repaid March 1997...........      7,000      5,000
  Promissory note, 5%, repaid March 1997....................      4,000      4,000
                                                                -------    -------
                                                                 11,000      9,000
                                                                -------    -------
          Total.............................................    $37,342    $24,794
                                                                =======    =======

     Further information regarding loans payable is provided below:

  REAL ESTATE

     Promissory note. In connection with the settlement of an obligation related to Integra, the Company issued a four-year, $500,000 promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). As the HRP per unit price was $24.50 at December 31, 1996, the Company accrued $330,000 for the HRP Participation Amount as a charge to interest expense, of which $230,000 was recorded in the year ended December 31, 1996 and $100,000 in the five month period ended December 31, 1995.

     Promissory note. The Company issued a promissory note in the amount of $1,500,000 in August 1994 to the agent for the plaintiffs in the litigation styled Equitec Roll-up Litigation, referred to in Note 17. The note was payable in twenty-four installments and collateralized by 187,500 shares of common stock of HEC. The final payment was made in July 1996.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Term loan. In connection with the December 1995 sale of the office-retail property located in the United Kingdom, the Company's Hallwood Investment Company subsidiary repaid the outstanding balance of $4,654,000 of the related term loan.

  ENERGY

     Term loan. On December 10, 1996, HEPGP Ltd. ("HEPGP") entered into a $2,500,000 term loan with First Union National Bank of North Carolina ("First Union"). The loan is collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include:
(i) maturity date of May 31, 1998; (ii) monthly principal payments of $139,000, plus interest; (iii) interest rate of prime plus 1% (9.25% at December 31, 1996); (iv) a negative pledge relating to a portion of the Company's ShowBiz common shares, which was released in March 1997 as a result of a $500,000 principal payment from proceeds of sale of the ShowBiz shares as discussed in
Note 21; and (v) restrictions on the declaration of distributions or redemptions of partnership interests.

     Line of credit. In May 1995, Hallwood Energy Corporation ("HEC") entered into a credit agreement with a bank that has committed to loan it up to $1,500,000 based upon borrowing the value of the borrowing base. At December 31, 1995, the balance was $1,125,000. The line of credit having an outstanding balance of $875,000 was repaid in November 1996.

     Long term obligations. Included in the consolidated balance sheets at December 31, 1996 and 1995 are long-term obligations of HEP in the amount of $4,432,000 and $5,366,000, respectively. These amount represent the Company's and its subsidiaries share of HEP's outstanding long-term obligations, at December 31, 1996, which consisted primarily of $8,571,000 under a note purchase agreement and $26,700,000 under a revolving credit agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

  TEXTILE PRODUCTS

     Revolving credit facility. In December 1992, Brookwood established a revolving line of credit facility in an amount up to $13,500,000 (the "Brookwood Revolver") with the Chase Manhattan Bank, N.A. ("Chase"). Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit and certain industrial machinery and equipment located in Kenyon, Rhode Island. The remaining balance of a 1992 bridge financing provided by the Company was subordinate to the Brookwood Revolver. In September 1994, the Brookwood Revolver was amended to extend the expiration date to August 31, 1997, reduce the interest rate at Brookwood's option from one percent over prime to one-half percent over prime (8.75% at December 31, 1996) or LIBOR plus 2.25%, permit repayment of the $1,000,000 balance of bridge financing to the Company and change certain of the financial covenants. In June 1995, the Brookwood Revolver was further amended to increase the amount available to $15,500,000 for ninety days and waive compliance of a financial ratio covenant at April 30, 1995. The outstanding balance at December 31, 1996 was $11,200,000.

     The Chase facility was replaced by a new revolving credit facility in an amount of up to $14,000,000 ($15,000,000 April through June) on January 7, 1997 with The Bank of New York ("BNY"). Borrowings under the BNY facility are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory and the machinery and equipment of Brookwood's subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, of one-quarter percent over prime (8.5% at December 31, 1996) or LIBOR plus 2.25%. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Equipment loan. In December 1991, Brookwood entered into a $900,000 equipment financing arrangement with CIT Group/Equipment Financing, Inc. The loan matured in December 1996, bore a 10% fixed interest rate and was secured by certain dyeing and finishing equipment.

  HOTELS

     Term loan. In May 1996, a newly-formed, wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 loan from Allied Capital Commercial Corporation and Business Mortgage Investors, Inc. The loan is secured by the hotel and includes the following significant terms: (i) interest rate of prime plus 3.5% (11.75% at December 31, 1996) (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001;
(iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25. The outstanding balance at December 31, 1996 was $6,739,000.

     Term loan. In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000 to replace a loan obligation that the Company assumed as part of Integra's emergence from bankruptcy in March 1994. The loan is secured by the Tulsa, Oklahoma Residence Inn hotel and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after the seventh year; (iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at December 31, 1996 was $5,001,000.

     Term loan. In connection with the acquisition of the fee interest of the Greenville Residence Inn, the Company issued a promissory note to the former owner in the amount of $375,000. The promissory note bears interest at the same rate as the related $375,000 certificate of deposit, which secures the repayment of the note. The certificate of deposit is included in restricted cash and was repaid in full from proceeds of the certificate of deposit which matured in January 1997.

     Non-interest bearing obligation. The $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement and was payable in three equal annual installments in the amount of $166,667, the third and final payment was made on March 8, 1997. The outstanding balance at December 31, 1996 was $166,667.

  ASSOCIATED COMPANIES

     Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services ("MLBFS") which replaced a former margin loan. Significant terms of the line of credit were (i) interest rate -- prime plus 0.75% (9.00% at December 31, 1996); (ii) collateral -- 2,159,047 shares of ShowBiz common stock; and (iii) availability limited to 50% of the market value of the pledged shares of ShowBiz. The maturity date was extended to April 30, 1997, and the maximum commitment amount was increased to $7,000,000. The Company drew down the available funds under this line in June 1996. MLBFS consented to the release and sale of 262,500 shares as discussed in Note 2. At December 31, 1996, 1,896,547 shares were pledged to MLBFS and the outstanding balance was $7,000,000. The line of credit was repaid in March 1997 from proceeds of sale of the Company's ShowBiz investment as discussed in Note 21.

     Promissory note. The Company issued a $4,000,000 promissory note to the Integra Unsecured Creditors' Trust (the "Trust") in connection with the consummation of the Integra Plan of Reorganization. Significant terms are (i) maturity date -- March 8, 1997; (ii) interest rate -- 5% fixed; (iii) collateral -- 517,242 shares of ShowBiz common stock; and (iv) the Trust is entitled to an additional payment at the "Payment Date", as

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES defined, in an amount equal to 100% of the increase in the market value of the ShowBiz shares over the base amount of $16.67 per share, the "ShowBiz Participation Amount". As the ShowBiz per share price was $18.12 at December 31, 1996, the Company accrued $755,000 for the ShowBiz Participation Amount as a charge to interest expense in the year ended December 31, 1996. Although the Company has accrued the ShowBiz Participation Amount, it contends that proper tender of payment and accrued interest was made in October 1996, and therefore no ShowBiz Participation Amount is owed. As the Trust contends that the promissory note does not provide for prepayment, and that both the promissory note and ShowBiz Participation Amount were owing, the Company filed suit to resolve the matter.

     In connection with the disposition of the Company's entire ShowBiz investment in March 1997, the Company and the Trust have entered into an agreement (the "Partial Compromise and Settlement Agreement"), whereby the Trust has consented to the sale of the 517,242 shares of ShowBiz in exchange for (i) the repayment of the $4,000,000 principal amount of the note and accrued interest through October 11, 1996 and (ii) the deposit into an escrow $2,512,590, which is a combination of the disputed ShowBiz Participation Amount and balance of accrued interest to the maturity date.

     Schedule of Maturities. Maturities of aggregate loans payable and debentures for the next five years, are as follows (in thousands):

                                                                 BUSINESS SEGMENT
                                          ---------------------------------------------------------------
              YEARS ENDED                  REAL                TEXTILE              ASSOCIATED
              DECEMBER 31,                ESTATE   ENERGY(A)   PRODUCTS   HOTELS    COMPANIES    OTHER(B)    TOTAL
              ------------                ------   ---------   --------   -------   ----------   --------   -------
   1997.................................   $ --     $2,168     $ 5,200    $   755     $11,000    $    --    $19,123
   1998.................................    500        193          --        238          --      1,927      2,858
   1999.................................     --         --          --        265          --         --        265
   2000.................................     --         --       6,000        296          --     20,881     27,177
   2001.................................     --         --          --     10,727          --         --     10,727
                                           ----     ------     -------    -------     -------    -------    -------
          Total.........................   $500     $2,361     $11,200    $12,281     $11,000    $22,808    $60,150
                                           ====     ======     =======    =======     =======    =======    =======

---------------

(a) HEP's long-term indebtedness of $35,271,000 is not a direct obligation of HEPGP or of the Company. HEP's debt maturities are as follows: $5,810,000 in 1997; $12,032,000 in 1998; $7,746,000 in 1999; $7,746,000 in 2000; and
    $1,937,000 in 2001.

(b) Sinking fund requirement and maturity for the 7% Debentures only. There is no sinking fund requirement and the maturity for the 13.5% Debentures is July 31, 2009.

NOTE 7 -- 13.5% SUBORDINATED DEBENTURES AND 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

     13.5% Subordinated Debentures. On May 15, 1989, the Company distributed to its stockholders $46,318,600 aggregate principal amount of a new issue of its 13.5% Subordinated Debentures Due July 31, 2009 (the "13.5% Debentures or "Original Series"). The Company had authorized the issuance of up to $100,000,000 aggregate principal amount of 13.5% Debentures. The 13.5% Debentures are subordinate to bank borrowings, guarantees of the Company and other "Senior Indebtedness" (as defined in the indenture relating to the 13.5% Debentures). Ten dollars principal amount of the 13.5% Debentures was distributed for each share of common stock of the Company outstanding at the close of business on March 31, 1989.

     Interest on the 13.5% Debentures is payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid in-kind by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was paid in cash. Interest due on August 15, 1996 was paid in-kind by the issuance of $2,817,100 additional 13.5% Debentures (the "1996 Series") and $260,100 of cash in lieu of fractional debentures. The 1996 Series does not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore is not listed. Under terms of the Indenture, the Company is not obligated to pay cash interest until August 15, 1998. Since the issuance of the 13.5% Debentures in 1989, the Company has repurchased and retired 13.5% Debentures with a face amount of $2,230,000.

     7% Collateralized Senior Subordinated Debentures. On March 1, 1993, the Company completed an exchange offer ("Exchange Offer") whereby $27,481,000 of its 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face amount. Interest is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital shares of certain wholly-owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged shares presently consist of all of the outstanding shares of common and preferred stock of Brookwood and all of the outstanding shares of common stock of Hallwood Hotels, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of BNY.

     Pursuant to the Indenture, the Company is obligated to redeem 10% of the original issue of 7% Debentures ($2,748,000) prior to March 1996 and an additional 15% ($4,122,000) prior to March 1998. During the year ended July 31, 1994, the Company repurchased 7% Debentures with a face amount of $2,174,000 for $1,526,000, which resulted in an extraordinary gain from debt extinguishment in the amount of $648,000. During the year ended July 31, 1995, the Company repurchased (i) 7% Debentures from its former HEC subsidiary having a face amount of $1,894,000 for $1,385,000 and (ii) 7% Debentures having a face amount of $604,000 for $460,000. The 1995 repurchases resulted in an extraordinary gain from debt extinguishment of $143,000. These repurchases totaling $4,672,000 satisfied the Company's obligation to retire 10% of the issue prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the issue prior to March 1998. The 1995 repurchases were made using a portion of the net proceeds from the sale of The Lido Beach Holiday Inn hotel. The repurchases exceeded the $2,360,000 aggregate carrying value ascribed to the common stock of The Lido Beach Hotel, Inc. subsidiary at the original issue date, therefore the trustee has released its pledge over the stock of that subsidiary. The Company liquidated The Lido Beach Hotel, Inc. subsidiary in 1996 since it had no further business purpose.

     The Company accounted for the Exchange Offer in accordance with Statement of Financial Accounting Standards No. 15 -- Accounting by Debtors and Creditors for Troubled Debt Restructuring ("SFAS No. 15"). SFAS No. 15 requires that concessions given the Company by 13.5% debentureholders should be accounted for as a modification of an existing obligation and no current period gain should be recognized. The amount of unrecognized gain, which is being amortized, using the constant effective interest rate method over the 7 years and 5 months term of the 7% Debentures, is composed of the following (in thousands):

                        DESCRIPTION                           AMOUNT
                        -----------                           ------
Gain on purchase of 1991 Series and 1992 Series at 80% of
  face amount...............................................  $2,207
Gain on exchange of 1989 Original Series, resulting from the waiver of interest for the period August 15, 1993 through
  March 1, 1994.............................................   2,013
                                                              ------
          Totals............................................  $4,220
                                                              ======

     The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and is being amortized as a reduction of interest expense. This amortization results in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain was $577,000 for the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES year ended December 31, 1996, $234,000 for the five months ended December 31, 1995 and $517,000 and $571,000 for the years ended July 31, 1995 and 1994, respectively.

     Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                        DESCRIPTION                            1996       1995
                        -----------                           -------    -------
7% Debentures (face amount).................................  $22,808    $22,808
Unrecognized gain from purchase and exchange, net of $2,136
  and $1,559 accumulated amortization.......................    2,084      2,661
                                                              -------    -------
          Totals............................................  $24,892    $25,469
                                                              =======    =======
13.5% Debentures (face amount)
  1989 Original Series......................................  $18,203    $18,203
  1991 Series...............................................    2,292      2,292
  1992 Series...............................................    2,360      2,360
  1996 Series...............................................    2,817         --
                                                              -------    -------
          Totals............................................  $25,672    $22,855
                                                              =======    =======

NOTE 8 -- REDEEMABLE PREFERRED STOCK

     In connection with the settlement of the following lawsuits: (i) Louis G. Reese, Inc. et al, v. The Hallwood Group Incorporated, et al; (ii) European American Reinsurance Corporation v. The Hallwood Group Incorporated, et al, and
(iii) Hermitage Hotel, Ltd. L.P. v. The Hallwood Group Incorporated, et al, as further discussed in Note 17, the Company agreed to issue 250,000 shares of a newly-designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share, the first of which was paid in 1996. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

NOTE 9 -- STOCKHOLDERS' EQUITY

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

     Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share, and did issue 250,000 shares of newly designated Series B Preferred Stock, which is described in Note 8.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Treasury Stock. Prior to the merger, HEC purchased 267,709 shares of the Company's outstanding common stock (approximately 17% of the total outstanding shares ) in open market transactions at a cost of $6,326,000. Since these shares were acquired by a then consolidated subsidiary, they were reported as treasury shares. The remaining 30,986 treasury shares are held by the Company at a cost of $866,000.

     Commission-Free Offer to Purchase Common Stock. On June 10, 1996, the Company announced a commission-free offer (the "Offer") program for stockholders holding 99 or fewer shares of the Company's common stock as of the record date of June 7, 1996 to sell their shares to the Company. The Offer allowed eligible stockholders to sell all, but not less than all, of their shares to the Company without incurring any brokerage commission. The price paid by the Company was $14.00 per share, which was higher than the average of the closing market prices of the shares for the five trading days immediately preceding the Record Date, as reported by the Wall Street Journal. On July 10, 1996, the Offer was extended from its original termination date of July 12, 1996 to July 23, 1996. As a result, the Company purchased 28,126 shares (1.76% of the total outstanding shares) from 1,590 stockholders at a total cost of $394,000 and are included in treasury shares.

     Re-issuance of Treasury Stock. On January 3, 1997 the Board of Directors authorized an exchange of the 267,709 treasury shares acquired in the merger with HEC for 219,194 shares of ShowBiz from the Alpha and Epsilon Trusts, as further discussed in Note 21.

     Stock Options. All options issued under the 1995 Stock Option Plan for The Hallwood Group Incorporated Plan are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company's common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant.

     Below is the status of 1995 Stock Option Plan as of December 31, 1996:

Total options authorized.............   68,000   In March 1997, the Board of Directors
                                                 authorized an increase in the number
                                                 of options to 136,000 subject to
                                                 approval of stockholders at Annual
                                                 Meeting
Less: Options granted, not exercised
      Year ended December 31, 1996...  (46,500)  Exercise price of $11.75, expiring
                                                 September 2006
      Five months ended December 31,        --
        1995.........................
      Year ended July 31, 1995.......  (10,750)  Exercise price of $11.50, expiring
                                       -------   June 2005
      Sub-total......................  (57,250)
                                       -------
Options available for grant..........   10,750   Remaining options granted in February
                                       =======   1997 at an exercise price of $22.50,
                                                 expiring February 2007

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company has adopted the disclosure-only provisions of Statement of Financial Standards No. 123 -- Accounting for Stock Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                  FIVE MONTHS
                                                   YEAR ENDED        ENDED        YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,     JULY 31,
                                                      1996            1995           1995
                                                  ------------    ------------    ----------
Net income (loss) -- as reported................     $6,523          $(3,265)      $(4,804)
Net income (loss) -- pro forma..................      6,222           (3,265)       (4,871)
Net income (loss) per share -- as reported......       4.87            (2.45)        (3.50)
Net income (loss) per share -- pro forma........       4.64            (2.45)        (3.54)

     The fair value of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%, expected life of 5 years and no distribution yield.

NOTE 10 -- INCOME TAXES

     The following is a summary of the income tax provision (in thousands):

                                                    YEAR       FIVE MONTHS     YEARS ENDED
                                                   ENDED          ENDED          JULY 31,
                                                DECEMBER 31,   DECEMBER 31,   --------------
                                                    1996           1995       1995     1994
                                                ------------   ------------   ----    ------
Federal
  Deferred tax (benefit)......................    $(5,071)        $(500)      $471    $2,633
  Current tax (refund)........................        183             6        133        (4)
State.........................................        363           195        226        98
                                                  -------         -----       ----    ------
          Total...............................    $(4,525)        $(299)      $830    $2,727
                                                  =======         =====       ====    ======

     Reconciliations of the expected tax or (benefit) at the statutory tax rate to the effective tax are as follows (in thousands):

                                                 YEAR       FIVE MONTHS
                                                ENDED          ENDED       YEARS ENDED JULY 31,
                                             DECEMBER 31,   DECEMBER 31,   ---------------------
                                                 1996           1995         1995         1994
                                             ------------   ------------   ---------    --------
Expected tax or (benefit) at the statutory
  tax rate.................................    $   679        $(1,212)       $(1,351)     $ (565)
Increase/(decrease) in deferred tax asset
  valuation allowance......................     (5,879)          (736)         1,605       3,663
State taxes (net of federal benefit).......        240            129            226          98
Alternative minimum tax....................        183              6            133          --
Foreign (gain) loss not taxable............        190          1,094            331        (411)
Capital loss carryover.....................         --             --           (515)         --
Net (increase) decrease in tax credits.....         --             --           (133)        103
Other......................................         62            420            534        (161)
                                               -------        -------        -------      ------
Effective tax or (benefit).................    $(4,525)       $  (299)       $   830      $2,727
                                               =======        =======        =======      ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company paid only a federal alternative minimum tax of $183,000 and $133,000 for the years ended December 31, 1996 and July 31, 1995, respectively, due to the utilization of net operating loss carryforwards ("NOLs") to offset taxable income. The Company did not incur any actual federal income tax or alternative minimum tax for the year ended July 31, 1994 and the five months ended December 31, 1995.

     A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                                  DEFERRED TAX
                                                 -----------------------------------------------
                                                   DECEMBER 31, 1996        DECEMBER 31, 1995
                                                 ----------------------   ----------------------
                                                  ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                 --------   -----------   --------   -----------
Net operating loss carryforward................  $ 50,783     $    --     $ 56,355     $    --
Reserves recorded for financial statement
  purposes and not for tax purposes............       881          --          902          --
Equity in earnings (losses) of unconsolidated
  affiliates...................................     2,982      (4,796)       1,211      (4,111)
Original issue discounts and cancellation of
  debt income on 7% and 13.5% Debentures.......     3,255          --        2,992          --
Basis differences..............................        --        (231)       4,482          --
Tax credits....................................     1,727          --        1,612          --
Litigation costs deferred for tax purposes.....       425          --          425          --
Other temporary differences....................       679        (476)         575        (485)
Capital loss carryforward......................        --          --          945          --
Depreciation and amortization..................       936          --          650          --
                                                 --------     -------     --------     -------
Deferred tax assets and liabilities............    61,668     $(5,503)      70,149     $(4,596)
                                                              =======                  =======
Less deferred tax liabilities..................    (5,503)                  (4,596)
                                                 --------                 --------
                                                   56,165                   65,553
Less valuation allowance.......................   (45,165)                 (59,624)
                                                 --------                 --------
          Deferred tax asset, net..............  $ 11,000                 $  5,929
                                                 ========                 ========

     Below is a schedule of expiring NOLs by year (in thousands):

YEARS ENDING
DECEMBER 31,                                                             NOLS
------------                                                           --------
   1997..............................................................  $ 50,582
   1998..............................................................    42,469
   2001..............................................................       793
   2004..............................................................       447
   2006..............................................................     4,118
   2007..............................................................    29,809
   2009..............................................................    12,896
   2010..............................................................     6,916
   2011..............................................................     1,332
                                                                       --------
             Total...................................................  $149,362
                                                                       ========

     In addition, the Company has approximately $927,000 of alternative minimum tax credits which have no expiration date, a depletion carryforward of approximately $5,900,000, which may be used to offset future

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES taxable income without an expiration limitation and an investment tax credit carryforward of approximately $800,000, which will expire between 1997 and 2000.

     Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 1996, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

NOTE 11 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                        FIVE
                                                         YEAR          MONTHS
                                                        ENDED          ENDED       YEARS ENDED JULY 31,
                                                     DECEMBER 31,   DECEMBER 31,   ---------------------
                    DESCRIPTION                          1996           1995         1995        1994
                    -----------                      ------------   ------------   --------    ---------
Payment in-kind of annual interest on 13.5%
  Debentures.......................................     $2,817         $   --        $   --      $    --
Recording of proportionate share of stockholders'
  equity transactions of equity investments........         96             67           238        1,646
Real estate acquired through foreclosure...........         --             25            --           --
Issuance of Redeemable Preferred Stock.............         --             --         1,000           --
Effect of reverse split on common stock/paid-in
  capital..........................................         --             --           479           --
Issuance of promissory note payable in connection
  with Integra bankruptcy..........................         --             --            --        4,000
Issuance of note payable in connection with
  litigation settlement............................         --             --            --        1,500
Renegotiate loan payable to reduced amount.........         --             --            --          901
Deed back to lender of hotel property acquired from
  Integra..........................................         --             --            --          435
Assets (liabilities) acquired in connection with
  the emergence of Integra from bankruptcy:
  Hotel properties.................................         --             --            --        7,048
  Receivables and other assets.....................         --             --            --        2,296
  Loans payable....................................         --             --            --       (6,135)
  Accounts payable and accrued expenses............         --             --            --       (3,586)
  Less: Investment in net assets received..........         --             --            --       (1,700)
        Integra cash balance at emergence from
          bankruptcy...............................         --             --            --        2,077

Supplemental disclosures of cash payments (in
  thousands):
  Interest paid (including capitalized interest)...     $4,625         $4,645        $8,010      $ 7,360
  Income taxes paid................................        482             95           280          130

NOTE 12 -- ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

     On November 1, 1990, Hallwood Realty Partners, L.P., a publicly traded Delaware limited partnership ("HRP"), consummated an exchange through a series of mergers (the "Exchange"), of newly issued units of limited partnership interest in HRP ("Units") for outstanding limited partnership interests in eight limited partnerships originally formed by Equitec Financial Group, Inc. ("EFG") (the "Participating Equitec Partnerships"). The Exchange was consummated pursuant to a proxy statement/prospectus, dated June 29, 1990, as supplemented.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     In connection with the Exchange, HRC, a wholly-owned subsidiary of the Company, purchased the general partner interests in the Participating Equitec Partnerships from EFG for $5,155,000. This purchase was pursuant to the terms of the Amended and Restated Agreement among EFG, Equitec Properties Company ("EPC") and the Company, dated as of October 17, 1989, as amended (EFG, EPC and its affiliates are collectively referred to as "Equitec"). HRC contributed such general partner interests, plus $13,118 in cash, to HRP in exchange for a 1% general partner interest in HRP. HWG Realty Investors, Inc., a wholly-owned subsidiary of the Company, purchased a 0.1% partnership interest in each of the Participating Equitec Partnerships by making capital contributions to the Participating Equitec Partnerships aggregating $131,177 in cash on November 1, 1990. The total acquisition cost of the general partner interest, which aggregated $8,650,000, included other capitalized costs of $3,351,000. In addition, the Participating Equitec Partnerships paid EFG an aggregate of $8,073,080 in connection with the Exchange.

     As a result of the foregoing, HRP acquired 99.9% of the equity interests in, and thereby became the indirect owner of, all of the real estate and other assets of the Participating Equitec Partnerships.

     As general partner, HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $467,000 for the year ended December 31, 1996, $190,000 for the five months ended December 31, 1995 and $436,000 and $435,000 for the years ended July 31, 1995 and 1994, respectively.

     On June 1, 1991, the Company's HCRE subsidiary purchased the property management contracts from Equitec which related to the HRP properties for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the Exchange. The property management contracts encompass day-to-day property management responsibilities, for which HCRE receives management fees, leasing commissions and certain other fees. HCRE earned fees and commissions from HRP and certain related third parties of $5,205,000 during the year ended December 31, 1996, $1,554,000 for the five months ended December 31, 1995 and $3,470,000 and $3,489,000 in the years ended July 31, 1995 and 1994, respectively.

NOTE 13 -- ORGANIZATION AND OPERATIONS OF HALLWOOD ENERGY CORPORATION AND HEPGP LTD.

     Organization. On May 4, 1990, the Company acquired a majority interest in Hallwood Energy Corporation ("HEC") through a step acquisition (as that concept is referred to in Accounting Principles Bulletin No. 16). Prior to that date the Company owned approximately 11% of HEC (38% assuming conversion of preferred stock) and accounted for the investment under the equity method of accounting. On May 4, 1990, the Company converted its 44,846 shares of HEC's Series D preferred stock into 17,938,400 shares of common stock. No consideration was paid by the Company in connection with the conversion other than the surrender of its Series D preferred stock. The Company also purchased 8,000,000 shares of HEC common stock, in consideration for the cancellation of the principal amount of a $1,500,000 note receivable from HEC, all pursuant to the terms of a letter agreement dated May 3, 1990. As a result of (i) the stock issuance from these two transactions, (ii) additional purchases of 37,312 HEC shares in 1995; (iii) a 1-for-50 reverse split; (iv) the conversion of 356,000 shares of its Series E Preferred Stock for 356,000 shares of common stock; and (v) subsequent purchases by HEC, between May 1990 and the merger date, of its own common stock for treasury, the Company owned 633,917 shares of common stock of HEC (approximately 82%) prior to the tender offer and merger discussed below.

     Tender Offer for Minority Shares and Merger of HEC into the Company. On October 10, 1996, the Company and HEC announced that the two companies had entered into a definitive merger agreement providing for the merger of HEC into the Company. Prior to the merger, the Company agreed to commence a tender offer for all of the 143,209 outstanding shares of HEC not currently owned by the Company, at a price of $19.50 per share, subject to the terms and conditions of the tender offer documents.

     The Board of Directors of HEC and a special committee of the board of directors of HEC unanimously approved the tender offer and merger and determined that the terms of the tender offer and the merger were

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES fair to and in the best interest of the stockholders of HEC. The board of directors of HEC had recommended that all stockholders of HEC accept the tender offer and tender their shares. The completion of the transaction was conditioned upon, among other things, the valid tender of a majority of the HEC shares not currently held by the Company, which together with the shares currently held by the Company, would constitute at least 90% of the issued and outstanding shares of HEC.

     The tender offer expired on November 22, 1996. The tendered shares represented in excess of 10% of the remaining outstanding shares of HEC. As a result of the tenders, the Company owned in excess of 92% of the total outstanding shares of HEC and, on November 22, 1996, the merger of HEC into the Company was consummated. At December 31, 1996, the Company has included $1,043,000 in accounts payable and accrued expenses, representing the amount due the former HEC shareholders who have yet to surrender their minority shares at $19.50 per share.

     Certain assets acquired by the Company from the merger were subsequently transferred to two wholly-owned entities, HEPGP and Hallwood G.P., Inc., the general partner of HEPGP. The Company's energy operations are now conducted primarily through HEPGP.

     The $200,000 value of the net assets acquired in excess of the purchase price has been allocated to oil and gas properties and reduces the full cost pool and will be amortized over the productive life of the underlying proved reserves using the units of production method. HEC's results of operations have been included in the consolidated statements of operations since May 1990, including recognition of the minority interest in net income (loss) to the merger date in the consolidated statement of operations.

     Operations. HEP entered into financial contracts for hedging transactions of approximately 31%, 36% and 40% of its actual crude oil production during the year ended December 31, 1996, the five months ended December 31, 1995, and the year ended July 31, 1995, respectively. The oil price received by HEP was $18.33, $17.41 and $17.86 for the respective periods for the barrels hedged. HEP also entered into financial contracts for hedging between 3% and 46% of its estimated oil production for 1997 through 1999. HEP also hedged approximately 43%, 47% and 51% of its gas production for the year ended December 31, 1996, the five months ended December 31, 1995, and the year ended July 31, 1995, respectively. The gas price received for the volumes hedged was $1.94, $1.94 and $1.91 for the respective periods. Additionally, HEP has entered into financial contracts for hedging of between 18% and 54% of its estimated gas production for 1997 through 2000. The purpose of the hedges is to provide protection against price drops and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amount received or paid in settling these contracts is recognized as oil or gas revenue at the time the hedges volumes are sold.

NOTE 14 -- ORGANIZATION AND OPERATIONS OF BROOKWOOD COMPANIES INCORPORATED

     Organization. Brookwood Companies Incorporated, a wholly-owned subsidiary of the Company ("Brookwood"), was formed in March 1989 to acquire certain assets and assume certain liabilities of a nylon textile converting and finishing company. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Operations. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. A significant majority of the receivables are factored. Commissions paid to the factors were approximately $330,000 for the year ended December 31, 1996, $118,000 for the five months ended December 31, 1995 and $335,000 and $312,000 for the years ended July 31, 1995 and 1994, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Inventories consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Raw materials...............................................  $ 4,472    $ 3,927
Work in process.............................................    2,669      2,346
Finished goods..............................................   10,481      7,943
                                                              -------    -------
                                                               17,622     14,216
Less: Obsolescence reserve..................................     (434)      (481)
                                                              -------    -------
          Total.............................................  $17,188    $13,735
                                                              =======    =======

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Land........................................................  $   391    $   391
Buildings and improvements..................................    4,314      4,263
Leasehold improvements......................................      113        162
Machinery and equipment.....................................    6,739      6,822
Office furniture and equipment..............................    1,421      1,289
Construction in progress....................................    2,192      1,294
                                                              -------    -------
                                                               15,170     14,221
Less: Accumulated depreciation..............................   (6,379)    (5,512)
                                                              -------    -------
          Total.............................................  $ 8,791    $ 8,709
                                                              =======    =======

NOTE 15 -- ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 -- Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash and cash equivalents, restricted cash, short term receivables, accounts payable and other liabilities. Investments accounted for under the equity method, hotel and real estate properties and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107.

     Management has reviewed the carrying value of its loans payable and debenture issues in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable approximates the carrying value of $37,342,000 and $24,794,000 at December 31, 1996 and 1995, respectively, as the terms are comparable to those which management believes it could obtain in a current market transaction. The estimated fair value of the debenture issues are $41,675,000 and $27,505,000, as of December 31, 1996 and 1995, respectively, based on market prices on the New York Bond Exchange, as compared to the carrying values of $50,564,000 and $48,324,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     As of December 31, 1996 and 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 -- RELATED PARTY TRANSACTIONS

     Hallwood Securities Limited. Pursuant to an agreement dated September 29, 1992 (the "1992 Consulting Agreement"), Hallwood Securities Limited ("Limited"), a corporation with which Anthony J. Gumbiner, the Company's chairman and chief executive officer and Brian M. Troup, the Company's president and chief operating officer, are associated, provided consulting services to the Company with respect to strategic and tactical advice regarding the Company's assets and investments and proposed transactions involving the Company and its affiliates. As compensation for its services under the 1992 Consulting Agreement, Limited was paid a fee of $600,000 (excluding reimbursement for out-of-pocket and other reasonable expenses of Limited) in the year ended July 31, 1994. The 1992 Consulting Agreement terminated July 31, 1994.

     HSC Financial Corporation. Effective August 1, 1994, the Company entered into a new consulting agreement (the "1994 Consulting Agreement"), with HSC Financial Corporation ("HSC"), a corporation with which Messrs. Gumbiner and Troup are associated, pursuant to which HSC agreed to provide international consulting and advisory services to the Company and its affiliates for an annual fee of $350,000, excluding reimbursement for out-of-pocket and other reasonable expenses. This Consulting Agreement was terminated effective December 31, 1996.

     The compensation committee also approved entering into a Financial Consulting Contract with HSC, dated December 31, 1996, which provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract will terminate on July 31, 1998, however, it shall automatically renew for a one year period if not terminated by the parties beforehand.

     Hallwood Petroleum, Inc. Effective August 1, 1994, Hallwood Petroleum, Inc. ("HPI"), a wholly-owned subsidiary of HEP, entered into a Compensation Agreement with Mr. Gumbiner, pursuant to which Mr. Gumbiner is to consult with and assist HPI and its energy affiliates in connection with their present and future international activities. HPI paid Mr. Gumbiner annual compensation of $250,000. This Compensation Agreement was terminated effective December 31, 1996.

     In July 1993, the Company renewed a financial consulting agreement with HEC, pursuant to which the Company or Limited furnished consulting and advisory services to HEC and its Affiliates, including HEP. The Company assigned this contract to Limited at its inception. Under the terms of the financial consulting agreement, HEC and its affiliates paid $300,000 to the Company in June 1993 for the year ended June 30, 1994, of which approximately $7,000 was paid by HEC, and the remainder by HEP and other affiliates of HEC. This agreement was terminated June 30, 1994.

     The Company entered into a new Financial Consulting Agreement with HPI, dated as of June 30, 1994, which provided that the Company or its agent provide consulting services to HPI for compensation at the rate of $300,000 per year. The Board of Directors compensation committee determined that these services would be most appropriately provided by HSC, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to HSC the fee to which the Company is entitled under the agreement. Of the $300,000 payments made in June 1996 and 1995, approximately $9,000 in each year, was paid by HEC, and the remainder by HEP and other

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES affiliates of HEC. This Financial Consulting Agreement was terminated effective December 31, 1996, and replaced by a new Financial Consulting Agreement, dated as of December 31, 1996 on substantially the same terms and conditions, apart from an increase in amount of compensation to $550,000 per annum.

     Expenses. Pursuant to an existing agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services used by Mr. Gumbiner. The Company reimbursed HSC $307,000 for the year ended December 31, 1996, $114,000 for the five months ended December 31, 1995, $275,000 and $271,000 for the years ended July 31, 1995 and 1994, respectively. Of the amounts paid in the periods, the Company paid $58,000 for the year ended December 31, 1996, $29,000 for the five months ended December 31, 1995, $69,000 and $65,000 for the years ended July 31, 1995 and 1994, respectively. The balance of the amounts were paid by affiliates of the Company, including HEC, HEP and HRP.

     Exchange. On January 3, 1997, the Board of Directors of the Company authorized the issuance of 267,709 common shares of the Company (formerly owned by HEC, and considered treasury shares) in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trust, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996. The completion of the exchange was contingent upon regulatory approval, which was received on March 12, 1997.

     Other. The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $25,000 for each of the years ended December 31, 1996, July 31, 1995 and 1994, respectively, and $12,500 for the five months ended December 31, 1995. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner and Brian M. Troup are directors of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

NOTE 17 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

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

     In February 1997, a unitholder of HRP filed a lawsuit in the Court of Chancery of the State of Delaware styled Gotham Partners L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation requesting the court to order that the defendants, HRP and HRC, permit the plaintiff to, among other things, inspect certain books and records of HRP. The plaintiff alleges that HRP and HRC breached the HRP partnership agreement, the Delaware Revised Uniform Limited Partnership Act and their fiduciary duties to the plaintiff by not supplying the requested materials in response to a prior demand from the plaintiff. Because the suit was only recently filed, it is not possible at this time to predict with certainty the impact of the suit.

     In December 1996, the Company's subsidiary, Integra Hotels, Inc., was added to a consolidated lawsuit, styled Marc P. Malcuit, et al, Plaintiffs v. Howard Johnson International, Inc., et al, Defendants, and numerous Third Party Defendants (including Integra Hotels Incorporated); No. 96-CI-00049, et seg., filed in Warren Circuit Court (Division 1), Bowling Green, Kentucky. This lawsuit, involving the alleged wrongful death and various personal injury claims of twelve or more people, arose out of a fire that occurred in early 1996 at a Howard Johnson International, Inc. hotel in Bowling Green, Kentucky. Integra never owned this property, but it apparently leased, renovated, and operated it as a hotel as late as the early 1990's. The plaintiffs and franchisor Howard Johnson International, Inc. allege, among other things, that the fire/smoke

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES detection/suppression, and other safety features in the hotel were inadequate; and the plaintiffs allege that Howard Johnson International, Inc.'s negligently failed to identify and remedy any alleged defects. Integra is not alleged to have had any involvement with the facility at the time of the fire itself. If Integra is held liable for any portion of any recovery in this case, the Company believes that any such recovery should be covered by applicable liability insurance. Integra's uninsured exposure, if any, at this time is uncertain because, among other things, the plaintiffs have included a claim for punitive damages, which, if awarded, would not likely be covered by insurance. The Company has not had a sufficient opportunity to analyze all of the facts and underlying issues in this lawsuit and, therefore, cannot predict with certainty at this time the outcome of this matter or the effect an adverse outcome might have. However, Integra intends to defend this case vigorously.

     In July 1996, two subsidiaries of the Company were added to a lawsuit, styled Muriel Luper, Individually and as Independent Executor of the Estate of Oral L. Luper, Plaintiffs v. Marriott Residence Inn II Limited Partnership, et al, (including Hallwood subsidiaries Integra Hotels Incorporated and Brock Suite Hotels, Inc.), Defendants, earlier filed in Santa Fe, New Mexico state court. This lawsuit arose out of the accidental death of a guest of Santa Fe's Marriott Residence Inn, who died shortly after falling down the stairs in his suite. The plaintiffs allege, among other things, that the design and construction of the hotel room stairwell caused the accident. Neither the Company nor its subsidiaries ever owned or operated this hotel facility. However, one of the subsidiaries may have been a prospective franchisor to the original hotel owner prior to its construction in 1986. The plaintiff alleges damages against multiple defendants (many of whom, including the Company's subsidiaries, are described as "distributors of prototype plans") in excess of $2,000,000, plus punitive damages for alleged gross negligence. If either subsidiary is held liable for any portion of any recovery in this case, the Company believes that any such recovery should be covered by applicable liability insurance. Integra's uninsured exposure, if any, at this time is uncertain because, among other things, the plaintiffs have included a claim for punitive damages which, if awarded, would not likely be covered by insurance. There has been little activity in this lawsuit to date, and , although the Company's subsidiaries intend to defend this case vigorously, the Company cannot predict with certainty at this time the outcome of this matter or the effect an adverse outcome might have.

     In November 1996, a lawsuit was filed in United States District Court for the District of Colorado styled The Ravenswood Investment Company, L.P. v. Hallwood Energy Corporation, Hallwood Group Inc., et al. The case alleges that in connection with the tender offer to the shareholders of HEC and the subsequent merger of HEC into the Company, the defendants failed to disclose certain matters in the tender offer documents, breached their fiduciary duty to the shareholders of HEC, and committed certain fraudulent acts. The plaintiff seeks rescission or rescissionary damages of an unspecified amount. The plaintiff also seeks class certification to represent similarly situated former shareholders of HEC. In a related case filed by the plaintiff in March 1997 in the District Court of Dallas County, Texas, plaintiff is also demanding an appraisal of the fair value of the HEC shares owned by plaintiff. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that both cases are without merit. The Company plans to vigorously defend these cases, but because of their early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.

     In July 1996, the Company announced that it agreed to a settlement of a claim by the Securities and Exchange Commission ("SEC") arising from the sale of a small portion of its holdings in the stock of ShowBiz during a four-day period in June 1993. These and other similar sales were made by the Company pursuant to a pre-planned, long-term selling program begun in December 1992. The SEC asserted that some, but not all, of the Company's June 1993 sales were improper because, before the sales program was completed, the Company was alleged to have received non-public information about ShowBiz. In connection with the settlement, the Company paid approximately $953,000, representing the loss that the SEC alleged the Company avoided by selling during the four-day period, plus interest of $240,000. This money was deposited into a fund for the benefit of those who bought ShowBiz stock from the Company during the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES four-day period. The Company has also agreed to be subject to an injunction against any future violations of certain federal securities laws. In addition, the SEC alleged that Anthony J. Gumbiner failed to take appropriate action to discontinue the Company's sales of the ShowBiz shares during the four days in question. Mr. Gumbiner did not directly conduct the sales, nor did he sell any shares for his own account or for the account of any trust for which he has the power to designate the trustee. Although the sales were made solely by the Company, the SEC assessed a civil penalty of $477,000 against Mr. Gumbiner, as a "control person" for the Company. Mr. Gumbiner, however, is not subject to any separate injunction concerning his future personal activities.

     As provided in the settlement, neither the Company nor Mr. Gumbiner admitted or denied the allegations made by the SEC, and both entered into the settlement to avoid the extraordinary time and expense that would be involved in protracted litigation with the government. The Company believes that the SEC's legal theories in any such litigation would have been novel, but feels that this settlement was in its best interests and fair to the shareholders who were affected by the Company's sales.

     As the settlement had been anticipated and estimated amounts previously accrued, the Company's contribution, including interest, did not result in an additional charge against operations in the year ended December 31, 1996. The Company had established reserves of $250,000 in the five months ended December 31, 1995 and $500,000 in each of the years ended July 31, 1995 and 1994, respectively. In approving the terms of the settlement, the Board of Directors of the Company also authorized the Company to loan Mr. Gumbiner the amount needed to satisfy his personal assessment. Significant terms of the promissory note from Mr. Gumbiner include: (i) principal amount of $477,000; (ii) interest rate of prime plus 0.75%; and (iii) quarterly principal and interest payments totaling $31,250.

     In August 1995, the United States District Court for the Southern District of New York issued a Final Order approving the settlement of the purported class action entitled In Re: Hallwood Energy Partners, L.P. Securities Litigation. The consolidated complaint asserted claims for alleged violations of securities laws based on alleged misstatements and omissions in the prospectus and supplemental proxy material relating to the merger of Energy Development Partners, Ltd. into HEP. The terms of the settlement included payments by HEP of $2,870,000 in cash and units of HEP with a market value of $5,330,000. In September 1995, HCRC exercised an option to purchase all of the units issued in the settlement for $5,330,000.

     In February 1995, the Company entered into agreements to settle the following three lawsuits styled: (1) Louis G. Resse, Inc., et al v. The Hallwood Group Incorporated, et al, which was filed in the Fourteenth District Court of Dallas County, Texas; (2) European American Reinsurance Corporation v. The Hallwood Group Incorporated, et al, which was also filed in the Fourteenth District Court of Dallas County, Texas; and (3) Hermitage Hotel, Ltd. v. The Hallwood Group Incorporated, et al, which was filed in the 101st District Court of Dallas County, Texas. Pursuant to these settlement agreements, the Company paid an aggregate of $425,000 in cash and issued 250,000 shares of a newly designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption fifteen years from the date of issuance at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     In January 1995, the Company settled the lawsuit styled Third National Bank in Nashville, Trustee v. The Hallwood Group Incorporated filed in the United States District Court for the Middle District of Tennessee. The court dismissed this action with prejudice, the terms of which are confidential.

     The Company was a named defendant in Nitti v. Frank, et al, No. 93-06753, in the 68th District Court of Dallas County, Texas, in which the plaintiff, purporting to act derivatively on behalf of ShowBiz, contended that the defendants made misleading statements on behalf of ShowBiz to the securities market, breached fiduciary duties to stockholders of ShowBiz, committed constructive fraud and unjustly enriched themselves by selling ShowBiz stock prior to ShowBiz's report of a reduced earnings estimate in 1993. Plaintiffs demanded restitution and/or unspecified damages and punitive and exemplary damages. In November 1995, the court issued an order for final judgment that approved a settlement of all the claims in this matter at no cost to the Company.

     In September 1994, the Court in the In Re Equitec Rollup Litigation and Aaberg, et al, v. Equitec Financial Group, Inc., et al, actions entered a final order approving the settlement of these actions. In connection with the settlement, the Company issued a promissory note in the amount of $1,500,000 to an agent for the plaintiffs. The note was payable in twenty-four monthly installments and bore an interest of 7 1/2% per annum. The final payment was made in July 1996.

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

     The Company remains contingently liable for L477,503 ($817,000 at December 31, 1996) plus interest at the rate of 12% to maturity (July 31, 1997) on the 12% Convertible Notes ("Notes") issued by the Company's former wholly owned subsidiary, Atlantic Metropolitan (U.K.) plc ("Atlantic"). Grainger Trust plc ("Grainger") assumed the obligations to make payment of interest and principal on the Notes in connection with its purchase of the Company's investment in Atlantic in fiscal 1988. The indenture under which the Notes were originally issued limits the amount of borrowings or the issuance of other indebtedness by the Company or its subsidiaries to two and one-half the Adjusted Stockholders' Equity (as defined in such indenture). The Company has notified the indenture trustee that it is in default of this covenant. The Company believes that this default is not materially prejudicial to the holders of the Notes, since it is acting solely as a guarantor. The trustee has not indicated what action, if any, it may take in response to this default.

     Commitments. Total lease expense was $4,575,000 for the year ended December 31, 1996, $1,977,000 for the five months ended December 31, 1995, and $4,991,000 and $4,095,000 for the years ended July 31, 1995 and 1994, respectively. The company leases certain hotel property, including land, buildings and equipment, executive office facilities at several locations, and certain textile manufacturing equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. Lease expense on certain office facilities is incurred on behalf of partnerships, of which the Company is general partner and is substantially reimbursed by such partnerships. Certain of the hotel property leases requires the payment of rent contingent upon hotel revenue. Contingent rent was $473,000 for the year ended December 31, 1996, $126,000 for the five months ended December 31, 1995 and $689,000 and $451,000 for the years ended July 31, 1995 and 1994, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     At December 31, 1996, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more that one year, were as follows (in thousands):

  YEARS ENDING
  DECEMBER 31,                                                           AMOUNT
  ------------                                                           -------
     1997..............................................................  $ 3,898
     1998..............................................................    3,519
     1999..............................................................    2,560
     2000..............................................................    1,949
     2001..............................................................    1,897
     Thereafter........................................................      900
                                                                         -------
               Total...................................................  $14,723
                                                                         =======

NOTE 18 -- BUSINESS BY INDUSTRY SEGMENT

     The Company's business by industry segment is summarized below (in thousands):

                                        REAL               TEXTILE              ASSOCIATED
                                       ESTATE    ENERGY    PRODUCTS   HOTELS    COMPANIES     OTHER    CONSOLIDATED
                                       -------   -------   --------   -------   ----------   -------   ------------
YEAR ENDED DECEMBER 31, 1996
Total revenue........................  $ 3,947   $ 7,515   $77,583    $20,948     $ 4,448    $   960     $115,401
                                       =======   =======   =======    =======     =======    =======     ========
Operating income.....................  $ 1,618   $ 2,282   $ 1,222    $    --     $ 2,890    $    --     $  8,012
                                       =======   =======   =======    =======     =======    =======
Unallocable expenses, net............                                                        $(6,014)      (6,014)
                                                                                             =======     --------
Income before income taxes...........                                                                    $  1,998
                                                                                                         ========
Identifiable assets, December 31,
  1996...............................  $ 8,227   $13,566   $40,110    $17,644     $16,945    $    --     $ 96,492
Cash allocable with segment..........      436       182        90        916          --      6,444        8,068
                                       -------   -------   -------    -------     -------    -------     --------
                                       $ 8,663   $13,748   $40,200    $18,560     $16,945    $ 6,444      104,560
                                       =======   =======   =======    =======     =======    =======
Corporate assets.....................                                                        $12,236       12,236
                                                                                             =======     --------
Total assets, December 31, 1996......                                                                    $116,796
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $   673   $ 1,532   $ 1,091    $ 2,657     $    --    $    --     $  5,953
                                       =======   =======   =======    =======     =======    =======     ========
Capital expenditures/acquisitions....  $    40   $   346   $ 1,118    $ 7,721     $    --    $    --     $  9,225
                                       =======   =======   =======    =======     =======    =======     ========
FIVE MONTHS ENDED DECEMBER 31, 1995
Total revenue........................  $ 1,211   $ 3,149   $28,229    $ 8,073     $   (88)   $   233     $ 40,807
                                       =======   =======   =======    =======     =======    =======     ========
Operating income (loss)..............  $  (132)  $   276   $     7    $  (253)    $  (398)   $    --     $   (500)
                                       =======   =======   =======    =======     =======    =======
Unallocable expenses, net............                                                        $(3,089)      (3,089)
                                                                                             =======     --------
Loss before income taxes.............                                                                    $ (3,589)
                                                                                                         ========
Identifiable assets, December 31,
  1995...............................  $ 9,920   $14,604   $34,474    $12,693     $16,490    $    --     $ 88,181
Cash allocable with segment..........    2,872        10       136        135          --        282        3,435
                                       -------   -------   -------    -------     -------    -------     --------
                                       $12,792   $14,614   $34,610    $12,828     $16,490    $   282       91,616
                                       =======   =======   =======    =======     =======    =======
Corporate assets.....................                                                        $ 6,617        6,617
                                                                                             =======     --------
Total assets, December 31, 1995......                                                                    $ 98,233
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $   405   $   887   $   470    $   943     $    --    $    --     $  2,705
                                       =======   =======   =======    =======     =======    =======     ========
Capital expenditures/acquisitions....  $    18   $   126   $   371    $   384     $    --    $    --     $    899
                                       =======   =======   =======    =======     =======    =======     ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company's business by industry segment is summarized below (in thousands):

                                        REAL               TEXTILE              ASSOCIATED
                                       ESTATE    ENERGY    PRODUCTS   HOTELS    COMPANIES     OTHER    CONSOLIDATED
                                       -------   -------   --------   -------   ----------   -------   ------------
YEAR ENDED JULY 31, 1995
Total revenue........................  $ 4,595   $ 5,359   $77,808    $24,898     $  (171)   $   737     $113,226
                                       =======   =======   =======    =======     =======    =======     ========
Operating income (loss)*.............  $ 1,351   $  (216)  $   204    $ 2,823     $  (858)   $    --     $  3,304
                                       =======   =======   =======    =======     =======    =======
Unallocable expenses, net............                                                        $(7,421)      (7,421)
                                                                                             =======     --------
Loss before income taxes.............                                                                    $ (4,117)
                                                                                                         ========
Identifiable assets, July 31, 1995...  $18,887   $14,428   $37,340    $13,253     $16,511    $    --     $100,419
Cash allocable with segment..........      253     2,022       226        322          --      3,134        5,957
                                       -------   -------   -------    -------     -------    -------     --------
                                       $19,140   $16,450   $37,566    $13,575     $16,511    $ 3,134      106,376
                                       =======   =======   =======    =======     =======    =======
Corporate assets.....................                                                        $ 5,999        5,999
                                                                                             =======     --------
Total assets, July 31, 1995..........                                                                    $112,375
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $   972   $ 2,402   $ 1,043    $ 2,429     $    --    $    --     $  6,846
                                       =======   =======   =======    =======     =======    =======     ========
Capital expenditures/acquisitions....  $    12   $    36   $ 1,465    $ 1,094     $    --    $    --     $  2,607
                                       =======   =======   =======    =======     =======    =======     ========
YEAR ENDED JULY 31, 1994
Total revenue........................  $ 4,399   $ 6,234   $71,624    $20,896     $ 1,356    $ 2,193     $106,702
                                       =======   =======   =======    =======     =======    =======     ========
Operating income*....................  $   112   $   822   $   863    $   566     $   870    $    --     $  3,233
                                       =======   =======   =======    =======     =======    =======
Unallocable expenses, net............                                                        $(5,544)      (5,544)
                                                                                             =======     --------
Loss before income taxes.............                                                                    $ (2,311)
                                                                                                         ========
Identifiable assets, July 31, 1994...  $17,473   $17,286   $34,916    $26,455     $16,444    $    --     $112,754
Cash allocable with segment..........    1,188       804       170      1,559          --      3,489        7,210
                                       -------   -------   -------    -------     -------    -------     --------
                                       $18,661   $18,090   $35,086    $28,014     $16,444    $ 3,489      119,784
                                       =======   =======   =======    =======     =======    =======
Corporate assets.....................                                                        $ 7,541        7,541
                                                                                             =======     --------
Total assets, July 31, 1994..........                                                                    $127,325
                                                                                                         ========
Depreciation, depletion, amortization
  and impairment.....................  $ 1,060   $ 2,018   $ 1,070    $ 2,104     $    --    $    --     $  6,252
                                       =======   =======   =======    =======     =======    =======     ========
Capital expenditures/acquisitions....  $    44   $   147   $ 1,193    $ 1,288     $    --    $    --     $  2,672
                                       =======   =======   =======    =======     =======    =======     ========

---------------

* Operating income of the textile products industry segment is net of $16 and $83 of intercompany interest expense in years ended July 31, 1995 and 1994, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 19 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The result of operations for the quarters ended in the year ended December 31, 1996, five months ended December 31, 1995 and the year ended July 31, 1995 are summarized below (in thousands, except per share amounts):

                                                   YEAR ENDED DECEMBER 31, 1996
                                     --------------------------------------------------------
                                      MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                     ----------    -----------    ------------    -----------
Operating revenues.................   $27,125        $32,463        $27,842         $27,971
Gross profit.......................     3,628          5,927          4,066           2,284
Net income.........................       308          2,396            500           3,319
Net income per share...............      0.23           1.77           0.37            2.50

                                               FIVE MONTHS ENDED DECEMBER 31, 1995
                                     --------------------------------------------------------
                                     OCTOBER 31    DECEMBER 31
                                     ----------    -----------
Operating revenues.................   $25,302        $15,505
Gross profit.......................     1,614            703
Net loss...........................    (1,699)        (1,566)
Net loss per share.................     (1.27)         (1.18)

                                                     YEAR ENDED JULY 31, 1995
                                     --------------------------------------------------------
                                     OCTOBER 31    JANUARY 31       APRIL 30        JULY 31
                                     ----------    -----------    ------------    -----------
Operating revenues.................   $25,744        $27,659        $31,117         $28,706
Gross profit.......................     2,130          3,021          3,067           2,178
Net loss...........................    (1,262)        (2,419)           (73)         (1,050)
Net loss per share.................     (0.92)         (1.76)         (0.05)          (0.77)

     Year ended December 31, 1996. In December 1996, the Company recorded a deferred tax benefit of $5,260,000 as a result of the significant appreciation in the market value of the Company's investment in ShowBiz and management's determination that the deferred tax asset should be increased to reflect the anticipated realization of a substantial tax gain in 1997 from the sale of the ShowBiz investment.

     Five months ended December 31, 1995. In October 1995, the Company changed its fiscal year end from July 31 to December 31, effective December 31, 1995. The transition period reflects results for the Company's five-month period from August 1, 1995 through December 31, 1995, and six month period from July 1, 1995 through December 31, 1995 for its former HEC subsidiary and former ShowBiz affiliate.

     Year ended July 31, 1995. Significant transactions which resulted in the 1995 fourth quarter net loss of $1,050,000 were (i) a $200,000 write-down on the office-retail property and (ii) a $143,000 extraordinary gain from debt extinguishment.

NOTE 20 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The original plan provided that eligible employees may contribute up to 15% of their compensation to the plan, and the Company would match 50% of its employees' contributions up to the first 6% contributed. Amounts contributed by employees are 100% vested and non-forfeitable. The plan was amended on February 1, 1992 and August 1, 1993 to (i) modify eligibility requirements: (ii) make the Company's matching contribution discretionary, to be determined annually by the Company's Board of Directors; (iii) exclude the Company's hotel hourly employees from a matching contribution; (iv) exclude highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits; and (v) spinout

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Brookwood employees into a separate plan. The Company matching contributions vest at a rate of 20% per year of service and become fully vested after five years. Employees of HRC, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. HEC has a separate 401(k) plan which is similar to the Company's plan. Employer contributions paid on behalf of HRC and HEC employees are substantially paid by the respective real estate and energy master limited partnerships. The Company's contributions to the plan for the year ended December 31, 1996, the five months ended December 31, 1995 and the years ended July 31, 1995 and 1994, respectively, excluding contributions from the HRC and HEC subsidiaries to the extent paid by the master limited partnership, were $220,000, $24,000, $150,000 and $126,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $78 per month per employee to the fund. Total contributions for the year ended December 31, 1996, five months ended December 31, 1995 and the years ended July 31, 1995 and 1994, were $207,000, $85,000,
$198,000 and $194,000, respectively. At September 30, 1995, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

NOTE 21 -- SUBSEQUENT EVENTS

     On January 3, 1997, the Board of Directors of the Company authorized the issuance of 267,709 treasury shares in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trusts, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, chairman and president of the Company, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996. The completion of the exchange was contingent upon regulatory approval which was received on March 12, 1997.

     On February 24, 1997, ShowBiz filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of 3,200,000 shares of common stock (2,305,371 shares of which were to be sold by the Company and 894,629 shares by the Alpha and Epsilon Trusts). The underwriters were also granted, and did exercise their option to purchase an additional 454,746 shares of common stock from the Company and the Trusts to cover over-allotments. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and focus on core investments. On March 26, 1997, the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay the $7,000,000 MLBFS line of credit and the $4,000,000 promissory note as discussed in Note 6. The Company will report a significant gain from this transaction in the first quarter of 1997. Concurrent with the sale, all five directors of the Company who were also directors of ShowBiz resigned from the ShowBiz board.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                               DECEMBER 31, 1996
                                  (UNAUDITED)

     The following reserve quantity and future net cash flow information for the oil and gas properties for the Company, its energy subsidiaries and HEP (the "Energy Interests") represents proved reserves which are located in the United States. The reserve estimates presented have been prepared by in-house petroleum engineers and the majority of these reserves have been reviewed by independent petroleum engineers. The determination of oil and gas reserves is base on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

     The standardized measure of discounted future net cash flows provides a comparison of the Energy Interests proved oil and gas reserves from year to year. No consideration has been given to future income taxes since the tax basis and net operating loss carryforwards for the Energy Interests exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year-end prices. At December 31, 1996, oil and gas prices averaged $24.15 per barrel of oil and $3.88 per mcf of gas for the Energy Interests, including its interest in HEP. Future production costs are based on year-end costs and include severance taxes. This standardized measure is not necessarily representative of the market value of the properties.

     The standardized measure of discounted future net cash flows for the Energy Interests has been decreased by $1,692,000 at December 31, 1996 for the effect of HEP's hedge contracts. This amount represents the difference between year-end prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               RESERVE QUANTITIES
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               GAS      OIL
                                                               MCF      BBLS
                                                              ------    ----
PROVED RESERVES:
  Balance, January 1, 1994..................................  14,426     722

  Extensions and discoveries................................     636     104
  Revision of previous estimates............................    (412)    105
  Sales of reserves in place................................     (96)     (9)
  Purchases of reserves in place............................      74      14
  Production................................................  (1,932)   (128)
                                                              ------    ----
  Balance, December 31, 1994................................  12,696     808

  Extensions and discoveries................................     728     267
  Revision of previous estimates............................      (6)     52
  Sales of reserves in place................................     (13)     (6)
  Purchases of reserves in place............................      40       3
  Production................................................  (1,808)   (130)
                                                              ------    ----
  Balance, December 31, 1995................................  11,637     994

  Extensions and discoveries................................     263     107
  Revision of previous estimates............................   1,083      28
  Sales of reserves in place................................    (374)    (54)
  Purchases of reserves in place............................   1,169       2
  Production................................................  (1,728)   (125)
                                                              ------    ----
  Balance, December 31, 1996................................  12,050     952
                                                              ======    ====
PROVED DEVELOPED RESERVES:
  Balance, December 31, 1994................................  12,061     752
                                                              ======    ====
  Balance, December 31, 1995................................  11,009     914
                                                              ======    ====
  Balance, December 31, 1996................................  11,768     904
                                                              ======    ====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    AS OF DECEMBER 31,
                                                             --------------------------------
                        DESCRIPTION                            1996        1995        1994
                        -----------                          --------    --------    --------
Future cash flows..........................................  $ 70,000    $ 43,000    $ 37,000
Future production and development costs....................   (21,000)    (15,000)    (13,000)
                                                             --------    --------    --------
Future net cash flows before discount......................    49,000      28,000      24,000
10% discount to present value..............................   (18,000)     (9,000)     (7,000)
                                                             --------    --------    --------
Standardized measure of discounted future net cash flows...  $ 31,000    $ 19,000    $(17,000)
                                                             ========    ========    ========

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                        DESCRIPTION                            1996       1995       1994
                        -----------                           -------    -------    -------
Standardized measure of discounted future net cash at
  beginning of year ........................................  $19,000    $17,000    $21,000
Sales of oil and gas produced, net of production costs......   (5,557)    (4,064)    (4,323)
Net changes in prices and production costs..................   11,583      2,424     (3,757)
Extensions, discoveries and other additions, net of future
  production costs..........................................    1,582      2,550      1,239
Changes in estimated future development costs...............   (1,125)    (1,037)      (575)
Development costs incurred..................................    1,321        979        599
Revisions of previous quantity estimates....................    2,186        335        214
Purchases of reserves in place..............................    2,064         63        155
Sales of reserves in place..................................   (1,220)       (54)      (148)
Accretion of discount.......................................    1,900      1,700      2,100
Changes in production rates and other.......................     (734)      (896)       496
                                                              -------    -------    -------
Standardized measure of discounted future net cash flows at
  the end of year...........................................  $31,000    $19,000    $17,000
                                                              =======    =======    =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

     We have audited the consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries at December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the year ended December 31, 1996, the five month period ended December 31, 1995, and the years ended July 31, 1995 and July 31, 1994, and have issued our report thereon dated February 28, 1997 (March 21, 1997 as to the last paragraph of Note 21 of the Notes to the Consolidated Financial Statements), which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 1997 (March 21, 1997 as to the last paragraph of Note 21 of the Notes to the Consolidated Financial Statements)

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Investments in subsidiaries.................................  $ 33,229    $ 36,836
Investments in associated company...........................    16,945      16,490
Deferred tax asset, net.....................................    11,000       5,429
Cash and cash equivalents...................................     6,288         125
Investment in real estate affiliate.........................     1,890       3,565
Receivables and other assets................................     1,052         552
Mortgage loans, net.........................................        62          59
Real estate properties, net.................................        39          --
Energy division
  Oil and gas properties, net...............................     4,569          --
  Current assets of HEP.....................................     1,298          --
  Noncurrent assets of HEP..................................       815          --
                                                              --------    --------
  Total Assets..............................................  $ 77,187    $ 63,056
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

13.5% Subordinated Debentures...............................  $ 25,672    $ 22,855
7% Collateralized Senior Subordinated Debentures............    24,892      25,469
Loans payable...............................................    11,500       9,937
Accounts payable, accrued interest and other accrued
  expenses..................................................     3,564       4,186
Energy division
  Long-term obligations of HEP..............................     2,347          --
  Current liabilities of HEP................................     1,385          --
  Accounts payable and accrued expenses.....................     1,043          --
                                                              --------    --------
  Total Liabilities.........................................    70,403      62,447
Redeemable preferred stock..................................     1,000       1,000
Common stock................................................       160         160
Additional paid-in capital..................................    57,306      57,210
Accumulated (deficit).......................................   (44,490)    (50,963)
Treasury stock..............................................    (7,192)     (6,798)
                                                              --------    --------
  Total Stockholders' Equity (Deficit)......................     5,784        (391)
                                                              --------    --------
  Total Liabilities and Stockholders' Equity................  $ 77,187    $ 63,056
                                                              ========    ========

     The "Notes to Consolidated Financial Statements of the Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        YEAR       FIVE MONTHS
                                                       ENDED          ENDED       YEARS ENDED JULY 31,
                                                    DECEMBER 31,   DECEMBER 31,   --------------------
                                                        1996           1995         1995        1994
                                                    ------------   ------------   --------    --------
INCOME
  Income (loss) from investments in associated
     companies/affiliates.........................    $ 2,818        $  (874)      $  (292)    $ 1,197
  Intercompany income from subsidiaries
     Management fees..............................      2,598            833         1,988       1,596
     Dividends....................................      1,100          1,792         2,292       1,814
     Interest income..............................        524            505         1,797       2,132
  Equity in net income (loss) of subsidiaries.....      1,431         (2,097)       (2,607)        (27)
  Fee income......................................        425            177           425         150
  Energy division -- oil and gas revenues.........        251             --            --          --
  Other income....................................        215             21            53          35
  Interest on short-term investments..............        175             18           113         114
                                                      -------        -------       -------     -------
          Total income............................      9,537            375         3,769       7,011
EXPENSES
  Interest expense................................      6,097          2,174         5,116       4,892
  Administrative expenses.........................      2,174          1,401         3,332       2,775
  Energy division -- oil and gas expenses.........        152             --            --          --
  Provision for losses (recovery).................        (29)            --            11       1,647
  Hotel and real estate operating expenses........          9              3            11         120
  Intercompany expenses of subsidiaries
     Management fees..............................         --             --           300         300
     Interest expense.............................         --             50            38          38
                                                      -------        -------       -------     -------
          Total expenses..........................      8,403          3,628         8,808       9,772
                                                      -------        -------       -------     -------
  Income (loss) before income taxes and
     extraordinary gain...........................      1,134         (3,253)       (5,039)     (2,761)
  Income taxes (benefit)..........................     (5,389)            37           418       2,277
                                                      -------        -------       -------     -------
  Income (loss) before extraordinary gain.........      6,523         (3,290)       (5,457)     (5,038)
  Extraordinary gain from extinguishment of
     debt.........................................         --             25           653         648
                                                      -------        -------       -------     -------
NET INCOME (LOSS).................................    $ 6,523        $(3,265)      $(4,804)    $(4,390)
                                                      =======        =======       =======     =======

     The "Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FIVE MONTHS        YEARS ENDED
                                                  YEAR ENDED       ENDED             JULY 31,
                                                 DECEMBER 31,   DECEMBER 31,    ------------------
                                                     1996           1995         1995       1994
                                                 ------------   ------------    -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...................................     $  523        $(1,997)      $(2,718)   $  (572)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments in
     associated companies......................      4,139             --            --      1,250
  Return of (additional) investment in
     subsidiaries..............................      2,176           (607)        9,774      1,480
  Purchase of additional shares in HEC.........     (1,750)            --            --         --
  Capital acquisition of real estate...........        (40)            --            --         --
  Investments in associated
     companies/affiliates......................         (4)            --        (4,473)        (8)
  Proceeds from sale of marketable
     securities................................         --             --           610         --
  Disbursements related to asset held for
     sale......................................         --             --            79     (5,721)
  Proceeds from sale of real estate............         --             --            --          5
                                                    ------        -------       -------    -------
          Net cash provided by (used in)
            investing activities...............      4,521           (607)        5,990     (2,994)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings and loans
     payable...................................      2,000             --            --      6,000
  Repayment of bank borrowings and loans
     payable...................................       (437)          (213)       (1,750)    (6,150)
  Purchase of common stock for treasury........       (394)            --            --         --
  Payment of dividends to Series B preferred
     stockholders..............................        (50)            --            --         --
  Repurchase of 7% Debentures..................         --             --        (1,845)    (1,526)
  Repurchase of 13.5% Debentures...............         --             --            --         --
  Purchase of fractional shares --  reverse
     split.....................................         --            (22)          (17)        --
                                                    ------        -------       -------    -------
          Net cash provided by (used in)
            financing activities...............      1,119           (235)       (3,612)    (1,676)
                                                    ------        -------       -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................      6,163         (2,839)         (340)    (5,242)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.......................................        125          2,964         3,304      8,546
                                                    ------        -------       -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......     $6,288        $   125       $ 2,964    $ 3,304
                                                    ======        =======       =======    =======

     The "Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                              YEAR        FIVE MONTHS
                                             ENDED           ENDED            YEARS ENDED JULY 31,
                                          DECEMBER 31,    DECEMBER 31,    ----------------------------
             DESCRIPTION                      1996            1995            1995            1994
             -----------                  ------------    ------------    ------------    ------------
Payment in-kind of annual interest on
  13.5% Debentures....................       $2,817          $   --          $   --          $   --
Effect of reverse split on common
  stock/paid-in capital...............                                          479              --
Recording of proportionate share of
  stockholders' equity transactions of
  equity investments..................           96              67             238           1,646
Issuance of promissory note payable in
  connection with Integra
  bankruptcy..........................           --              --              --           4,000
Issuance of note payable in connection
  with litigation settlement..........           --              --              --           1,500
Renegotiation loan payable to reduced
  amount..............................           --              --              --             901

Real estate acquired through
  foreclosure.........................           --              25              --              --

Supplemental disclosures of cash
  payments (in thousands):
Interest paid (including capitalized
  interest)...........................       $2,659          $4,645          $5,591          $5,452
Income taxes paid.....................          322              95              15              13

     The "Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

NOTE 1 -- BASIS OF PRESENTATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. In addition, for purposes of this schedule, the investments in majority owned subsidiaries are accounted for using the equity method of accounting which is not in accordance with generally accepted accounting principles. It is, therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report as referenced in Form 10-K, Part II,
Item 8.

NOTE 2 -- DEBENTURE ISSUES AND LOANS PAYABLE

     As further referenced to Notes 6 and 7 in the Consolidated Financial Statements, the Registrant's debenture issues and loans payable are comprised of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                        DESCRIPTION                              1996         1995
                        -----------                           -----------    -------
Debenture Issues
  13.5% Debentures..........................................    $25,672      $22,855
  7% Debentures.............................................     24,892       25,469
                                                                -------      -------
                                                                $50,564      $48,324
                                                                =======      =======
Loans Payable
  Associated companies......................................    $11,000      $ 9,000
  Real estate...............................................        500          937
                                                                -------      -------
                                                                 11,500        9,937
                                                                =======      =======
          Totals............................................    $62,064      $58,261
                                                                =======      =======

     Maturities over the next five years are as follows (in thousands):
1997 -- $11,000; 1998 -- $2,427; 1999 -- $-0-; 2000 -- $20,881; 2001 -- $-0-.

NOTE 3 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 17 to the consolidated financial statements.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE,    CHARGED TO    CHARGED                      BALANCE,
                                           BEGINNING    COSTS AND    TO OTHER                      END OF
                                           OF PERIOD    EXPENSES     ACCOUNTS   DEDUCTIONS         PERIOD
                                           ---------   -----------   --------   ----------        --------
REAL ESTATE
  Allowance for losses -- real estate:
     Year ended December 31, 1996........   $   --       $    --      $   --     $    --           $   --
     Five months ended December 31,
       1995..............................    1,037           102          --      (1,139)(b)           --
     Year ended July 31, 1995............    1,010           211          --        (184)(a)(b)     1,037
     Year ended July 31, 1994............      980            --          --          30(a)         1,010

  Allowance for losses -- mortgage loans:
     Year ended December 31, 1996........       --            --          --          --               --
     Five months ended December 31,
       1995..............................       --            --          --          --               --
     Year ended July 31, 1995............      226           220          --        (446)(b)           --
     Year ended July 31, 1994............      442            --          --        (216)(b)          226

TEXTILE PRODUCTS
  Allowance for losses -- accounts
     receivable:
     Year ended December 31, 1996........      534            35          --        (114)(c)          455
     Five months ended December 31,
       1995..............................      461            75          --          (2)(c)          534
     Year ended July 31, 1995............      467           104          --        (110)(c)          461
     Year ended July 31, 1994............      365           232          --        (130)(c)          467

ASSOCIATED COMPANIES
  Allowance for losses -- investments in
     associated companies:
     Year ended December 31, 1996........       --            --          --          --               --
     Five months ended December 31,
       1995..............................       --            --          --          --               --
     Year ended July 31, 1995............       --            --          --          --               --
     Year ended July 31, 1994............      925           (30)(d)      --        (895)(b)           --

OTHER
  Allowance for losses -- marketable
     securities:
     Year ended December 31, 1996........      130            --          --          --              130
     Five months ended December 31,
       1995..............................      130            --          --          --              130
     Year ended July 31, 1995............      277            --          --        (147)(b)          130
     Year ended July 31, 1994............      718        (1,556)(d)      --       1,115(b)           277

---------------

Notes:

(a) Change in foreign currency exchange rate

(b) Write-off upon disposition/foreclosure

(c) Write-off, net of recoveries

(d) Gain from disposition in excess of net book value, net of additional expense

                                                                    SCHEDULE III

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                              GROSS AMOUNT
                                                                                              WHICH CARRIED
                                                          INITIAL COST TO                      AT CLOSE OF
                                                              COMPANY        COSTS CAPI-         PERIOD
                                                         -----------------   TALIZED SUB-   -----------------
                                                                   BUILD-     SEQUENT TO              BUILD-               ACCUM-
                                                                  INGS AND   ACQUISITION             INGS AND              ULATED
                                               ENCUM-             IMPROVE-    (IMPROVE-              IMPROVE-             DEPRECIA-
                                               BRANCES    LAND     MENTS        MENTS)       LAND     MENTS      TOTAL      TION
                                               -------   ------   --------   ------------   ------   --------   -------   ---------
TEXTILE PRODUCTS
  Industrial plant
    Kenyon, Rhode Island.....................      (b)   $  391   $ 2,355      $ 1,959      $  391   $ 4,314    $ 4,705    $ 1,398
HOTELS
  Sarasota, Florida (a)......................      (b)       --     5,100        2,511          --     7,611      7,611      5,155
  Greenville, South Carolina.................  $6,739        --       459        6,837         817     6,479      7,296        522
  Tulsa, Oklahoma............................   5,001       909     4,285          477         909     4,762      5,671      1,370
  Oklahoma City, Oklahoma(a).................      (b)       --     1,525        1,729          --     3,254      3,254      2,227
  Huntsville, Alabama(a).....................      --        --       942          384          --     1,326      1,326        366
  Miscellaneous investments..................      --        50        --           --          50        --         50         --
                                                         ------   -------      -------      ------   -------    -------    -------
        Subtotal.............................               959    12,311       11,938       1,776    23,432     25,208      9,640
                                                         ------   -------      -------      ------   -------    -------    -------
        Totals...............................            $1,350   $14,666      $13,897      $2,167   $27,746    $29,913    $11,038
                                                         ======   =======      =======      ======   =======    =======    =======


                                                          DEPRE-
                                                          CIABLE
                                                 DATE     LIFE IN
                                               ACQUIRED    YEARS
                                               --------   -------
TEXTILE PRODUCTS
  Industrial plant
    Kenyon, Rhode Island.....................    3/89        20
HOTELS
  Sarasota, Florida (a)......................    6/91         7
  Greenville, South Carolina.................    3/94        15
  Tulsa, Oklahoma............................    3/94        10
  Oklahoma City, Oklahoma(a).................    6/91         6
  Huntsville, Alabama(a).....................    3/94        10
  Miscellaneous investments..................    3/94       n/a
        Subtotal.............................
        Totals...............................

     Changes in real estate owned and accumulated depreciation for the year ended December 31, 1996, five months ended December 31, 1995 and years ended July 31, 1995, and 1994 are summarized below (in thousands):

                                                             FIVE MONTHS
                                    YEAR ENDED                  ENDED                          YEARS ENDED JULY 31,
                                   DECEMBER 31,             DECEMBER 31,         ------------------------------------------------
                                       1996                     1995                      1995                      1994
                              ----------------------   -----------------------   -----------------------   ----------------------
                               REAL     ACCUMULATED      REAL     ACCUMULATED      REAL     ACCUMULATED     REAL     ACCUMULATED
                              ESTATE    DEPRECIATION    ESTATE    DEPRECIATION    ESTATE    DEPRECIATION   ESTATE    DEPRECIATION
                              -------   ------------   --------   ------------   --------   ------------   -------   ------------
BALANCE, BEGINNING OF
  PERIOD....................  $22,141      $ 8,168     $ 32,500      $ 8,915     $ 43,619      $ 7,964     $35,307      $ 5,411
  Additions during the
    period
    Costs capitalized.......    7,772           --          402           --        1,135           --       7,876           --
    Foreclosures............       --           --           --           --           --           --          --           --
    Depreciation............       --        2,870           --        1,153           --        2,893          --        2,553
    Foreign exchange
      adjustment............       --           --         (330)          --          417           --         441       (3,423)
  Deductions during the
    period
    Sales...................       --           --      (10,431)      (1,900)     (12,671)      (1,942)         (5)          --
                              -------      -------     --------      -------     --------      -------     -------      -------
BALANCE, END OF PERIOD......  $29,913      $11,038     $ 22,141      $ 8,168     $ 32,500      $ 8,915     $43,619      $ 7,964
                              =======      =======     ========      =======     ========      =======     =======      =======

---------------

Notes:

     See Note 1(g) to the Company's consolidated financial statements.

     The aggregate cost basis of real estate owned for federal income tax purposes was approximately $1.9 million higher than the basis for financial reporting purposes.

          (a) Leasehold interest. Cost represents price paid for leasehold interest, plus furnishings and equipment.

          (b) The stock of the subsidiary which holds this asset is pledged as collateral for the 7% Debentures as described in Note 7 to the Company's consolidated financial statements.

================================================================================

                                   FORM 10-K

(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                       COMMISSION FILE NUMBER 0-15782

                            SHOWBIZ PIZZA TIME, INC.
             (Exact name of registrant as specified in its charter)

   KANSAS                                                  48-0905805
   (State or jurisdiction of                               (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   4441 WEST AIRPORT FREEWAY
   P.O. BOX 152077
   IRVING, TEXAS                                           75015
   (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:    (972) 258-8507

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

        At March 14, 1997, an aggregate of 18,518,417 shares of the registrant's Common Stock, par value of $.10 each (being the registrant's only class of common stock), were outstanding, and the aggregate market value thereof (based upon the last reported sale price on March 14, 1997) held by non-affiliates of the registrant was $ 13,722,126.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Act in connection with the registrant's 1996 annual meeting of shareholders, have been incorporated by reference in Part III of this report.

================================================================================

                                  P A R T    I


Item 1.   Business

GENERAL

    ShowBiz Pizza Time, Inc. (the "Company"), was incorporated in the State of Kansas in 1980 and is engaged in the family restaurant/entertainment center business. The Company considers this to be its sole industry segment.

    The Company operated, as of March 14, 1997,  245 Chuck E. Cheese's Pizza
(R) ("Chuck E. Cheese's") restaurants (including four restaurants managed by the Company for others). In addition, as of March 14, 1997, franchisees of the Company operated 69 Chuck E. Cheese's restaurants.


CHUCK E. CHEESE'S RESTAURANTS

BUSINESS DEVELOPMENT

    Chuck E. Cheese's restaurants offer a variety of pizza, a salad bar, sandwiches and desserts and feature musical and comic entertainment by life-size, computer-controlled robotic characters, family oriented games, rides and arcade-style activities. The restaurants are intended to appeal to families with children between the ages of 2 and 12. The Company opened its first restaurant in March 1980.

    The Company and its franchisees operate in a total of 44 states and the Company has concentrated its ownership and operation of Chuck E. Cheese's restaurants within a 32-state area. See "Item 2. Properties."

    The following table sets forth certain information with respect to the Chuck E. Cheese's restaurants owned by the Company (excludes restaurants managed by the Company for others and franchised restaurants):

                                            1996          1995        1994
                                            ----          ----        ----
Average annual revenues
    per restaurant (1)                   $ 1,286,000   $1,178,000  $1,206,000

Number of restaurants open at end
    of period                                    240          222         220

Percent of total restaurant revenues:
    Food and beverage sales                     70.1%        70.2%       71.0%
    Game sales                                  26.6%        26.6%       25.8%
    Merchandise sales                            3.3%         3.2%        3.2%

-------

(1) In computing these averages, only restaurants which were open for a period greater than one year at the beginning of each respective year were included (213, 190 and 159 restaurants in 1996, 1995 and 1994, respectively).

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

    To maintain a unique and exciting environment in the restaurants, the Company believes it is essential to reinvest capital through the evolution of its games, rides and entertainment packages and continuing enhancement of the facilities. In 1994, the Company initiated a "repositioning" program to evolve and expand its efforts to significantly enhance its Chuck E. Cheese's restaurants. Between March 1994 and December 1996, the Company completed 223 restaurants under this program which is approximately 91% of all Company-operated restaurants. The Company plans to reposition the remaining restaurants by the end of the second quarter of 1997.

    The Company opened one new Chuck E. Cheese's restaurant in 1995. The Company anticipates opening approximately six to eight new stores in 1997 and approximately 10 to 12 new stores in 1998. The Company periodically reevaluates the site characteristics of its restaurants. In the event certain site characteristics considered essential for the success of a restaurant deteriorate, the Company will consider relocating the restaurant to a more desirable site.

    The Company believes its ownership of trademarks to the names and character likenesses featured in the robotic animation stage show (and other in-store entertainment) in its restaurants to be an important competitive advantage.

Restaurant Design and Entertainment

    Chuck E. Cheese's restaurants are typically located in shopping centers or in free-standing buildings near shopping centers and generally occupy 8,000 to 14,000 square feet in area. Chuck E. Cheese's restaurants are typically divided into three areas: a kitchen and related area (cashier and prize area, salad bar, manager's office, technician's office, restrooms, etc.) occupies approximately 35% of the space, a dining area occupies approximately 25% of the space and an activity area occupies approximately 40% of the space.

    The dining area of each Chuck E. Cheese's restaurant features a variety of comic and musical entertainment by computer-controlled robotic characters, together with video monitors and animated props, located on various stage type settings. The dining area typically provides table and chair seating for 250 to 375 customers.

    Each Chuck E. Cheese's restaurant typically contains a family oriented playroom area offering approximately 40 coin- and token-operated attractions, including arcade-style games, kiddie rides, video games, skill oriented games and other similar entertainment. Most games dispense tickets that can be redeemed by guests for prize merchandise such as toys and dolls. Also included in the playroom area are tubes and tunnels suspended from or reaching to the ceiling ("SkyTubes") or other free attractions for young children, with booth and table seating for the entire family. The playroom area normally occupies approximately 60% of the restaurant's public area and contributes significantly to its revenues. A limited number of free tokens are furnished with food orders. Additional tokens may be purchased. These tokens are used to play the games in the playroom.


Food and Beverage Products

    Each Chuck E. Cheese's restaurant offers varieties of pizza, a salad bar, sandwiches and desserts. Soft drinks, coffee and tea are also served, along with beer and wine where permitted by local laws. The Company believes that the quality of its food compares favorably with that of its competitors.

    The majority of food, beverages and other supplies used in the Company-operated restaurants is currently distributed under a system-wide agreement with a major food distributor. The Company believes that this distribution system creates certain cost and operational efficiencies for the Company.

Marketing

    The primary customer base for the Company's restaurants consists of families having children between 2 and 12 years old. The Company conducts advertising campaigns which target families with young children and feature the family entertainment experiences available at Chuck E. Cheese's restaurants, and is primarily aimed at increasing the frequency of customer visits. The primary advertising medium continues to be television, due to its broad access to family audiences and its ability to communicate the Chuck E. Cheese's experience. The television advertising campaigns are supplemented by promotional offers in newspapers.

Franchising

    The Company began franchising its restaurants in October 1981 and the first franchised restaurant opened in June 1982. At March 14, 1997, 69 Chuck E. Cheese's restaurants were operated by a total of 44 different franchisees, as compared to 93 of such restaurants at March 15, 1996. In September 1996, the Company purchased all of the 19 Chuck E. Cheese's restaurants owned by its largest franchisee. The Company sold four franchises in 1996.

    The Company opened a second franchise restaurant in Chile during the fourth quarter of 1996. Opportunities for further international franchise development are being reviewed by the Company.

    The Chuck E. Cheese's standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trademarks within the standards and guidelines established by the Company. The franchise agreement presently offered by the Company has an initial term of 15 years and includes a 10-year renewal option. The standard agreement provides the Company with a right of first refusal should a franchisee decide to sell a restaurant. The earliest expiration dates of outstanding Chuck E. Cheese's franchises are in 1997.

    The franchise agreements governing existing franchised Chuck E. Cheese's restaurants currently require each franchisee to pay: (i) to the Company, in addition to an initial franchise fee of $50,000, a continuing monthly royalty fee equal to 3.8% of gross sales; (ii) to the Advertising Fund [an independent fund established and managed by an association of the Company and its franchisees to pay costs of system-wide advertising (the "Association")] an amount equal to 0.9% of gross sales; and (iii) to the Entertainment Fund (an independent fund established and managed by such Association to further develop and improve entertainment attractions) an amount equal to 0.4% of gross sales. In 1997, the Advertising Fund will increase assessments from .9% of gross sales to 1.4% of gross sales. The Chuck E. Cheese's franchise agreements also require franchisees to expend at least 3% of gross sales for local advertising. Under the Chuck E. Cheese's franchise agreements, the Company is required, with respect to Company-operated restaurants, to spend for local advertising and to contribute to the Advertising Fund and the Entertainment Fund at the same rates as franchisees.

Competition

    The restaurant and entertainment industries are highly competitive, with a number of major national and regional chains operating in the restaurant or family entertainment business. Although other restaurant chains presently utilize the combined family restaurant / entertainment concept, these competitors primarily operate on a regional, market-by- market basis.

    The Company believes that it will continue to encounter competition in the future. Major national and regional chains, some of which may have capital resources as great or greater than the Company, are competitors of the Company. The Company believes that the principal competitive factors affecting Chuck E. Cheese's restaurants are the relative quality of food and service, quality and variety of offered entertainment, and location and attractiveness of the restaurants as compared to its competitors in the restaurant or entertainment industries.

Monterey's Tex-Mex Cafe  Restaurants

    The Company, through its wholly owned subsidiary BHC Acquisition Corporation ("BAC"), operated 27 Monterey's Tex-Mex Cafe restaurants.
Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company.

Trademarks

    The Company owns various trademarks, including "Chuck E. Cheese" and "ShowBiz Pizza" that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. The Company believes that it holds the necessary rights for protection of the marks considered essential to conduct its present restaurant operations.

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

Employees

    The Company's employment varies seasonally, with the greatest number being employed during the summer months. On March 14, 1997, the Company employed approximately 11,000 employees, including 10,800 in the operation of Chuck E. Cheese's restaurants and 185 employed by the Company in the Company's executive offices. None of the Company's employees is a member of any union or collective bargaining group. The Company considers its employee relations to be good.

Item  2.    Properties

    The following table sets forth certain information regarding the Chuck E. Cheese's restaurants operated by the Company (excluding four restaurants managed by the Company for others) as of March 14, 1997.

                                                       Chuck E.
                  State                                Cheese's
                  -----                               ----------
                  Alabama                                   5
                  Arkansas                                  2
                  California                               46
                  Colorado                                  4
                  Connecticut                               5
                  Delaware                                  1
                  Florida                                  15
                  Georgia                                   7
                  Idaho                                     1
                  Illinois                                 15
                  Indiana                                   7
                  Iowa                                      4
                  Kansas                                    3
                  Kentucky                                  1
                  Louisiana                                 4
                  Maryland                                 10
                  Massachusetts                            10
                  Michigan                                 11
                  Missouri                                  7
                  Nevada                                    1
                  Nebraska                                  2
                  New Hampshire                             2
                  New Jersey                                9
                  New York                                  5
                  North Carolina                            2
                  Ohio                                     11
                  Pennsylvania                              9
                  South Carolina                            3
                  Tennessee                                 5
                  Texas                                    26
                  Virginia                                  5
                  Wisconsin                                 3
                                                          ---
                                                          241
                                                          ===

    Of the 241 Chuck E. Cheese's restaurants owned by the Company as of March 14, 1997, 226 occupy leased premises and 15 occupy owned premises. The leases of these restaurants will expire at various times from 1997 to 2009, as described in the table below.

        Year of                   Number of                    Range of Renewal
       Expiration                Restaurants                    Options (Years)
       ----------                -----------                    ---------------
         1997                          15                         None to 10
         1998                          31                         None to 15
         1999                          15                         None to 15
         2000                          18                         None to 15
         2001 and thereafter          147                         None to 15

    The leases of Chuck E. Cheese's restaurants contain terms which vary from lease to lease, although a typical lease provides for a primary term of 10 years, with two additional five-year options to renew, and provides for annual minimum rent payments of approximately $6.00 to $22.00 per square foot, subject to periodic adjustment. Most of the restaurant leases require the Company to pay the cost of repairs, insurance and real estate taxes and, in many instances, provide for additional rent equal to the amount by which a percentage (typically 6%) of gross revenues exceeds the minimum rent.


Item 3.    Legal Proceedings.

    From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation in which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


Item  4.    Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                 P A R T   I I


Item  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters.

    As of March 14, 1997, there were an aggregate of 18,518,417 shares of the Company's Common Stock outstanding and approximately 4,171 stockholders of record.

    The Company's Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "SHBZ". The following table sets forth the highest and lowest prices per share of the Common Stock during each quarterly period within the two most recent years, as reported on the National Market System of NASDAQ:

                                       High               Low
                                       ----               ---
           1996
           - 1st  quarter          $  12 13/16           $   8
           - 2nd quarter              17 5/8                12  1/2
           - 3rd quarter              19 1/4                12
           - 4th quarter              20                    14




           1995
           - 1st  quarter          $   7 3/16            $   4 7/8
           - 2nd quarter               8 3/16                5 13/16
           - 3rd quarter               9 1/16                7 5/16
           - 4th quarter               8 15/16               7 1/4

    The Company may not pay any dividends to holders of its Common Stock (except in shares of Common Stock) unless an amount equal to all dividends then accrued on its Class A Preferred Stock par value $60.00 per share ("the Preferred Stock") has been paid or set aside to be paid. A dividend to holders of record of Preferred Stock as of December 27, 1996 in the amount of $1.20 per share will be paid on March 27, 1997.

    The Company has not paid any cash dividends on its Common Stock and has no present intention of paying cash dividends thereon in the future. The Company plans to retain any earnings to finance anticipated capital expenditures and reduce its long-term debt. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as future earnings, capital requirements, potential loan agreement restrictions and the financial condition of the Company.

Item 6.  Selected Financial Data.


                                                            1996         1995         1994        1993      1992
                                                           ------       ------       ------      ------    ------
                                                                 (Thousands, except per share and store  data)
Operating results (1):

 Revenues   . . . . . . . . . . . . . . . . . . . . .  $ 293,990    $ 263,783    $ 268,515   $ 272,344    $ 253,444
 Costs and expenses . . . . . . . . . . . . . . . . .    271,769      263,408      265,402     254,097      228,194
                                                       ---------    ---------    ---------   ---------    ---------

 Income before income taxes     . . . . . . . . . . .     22,221          375        3,113      18,247       25,250

   Income taxes:
   Current expense  . . . . . . . . . . . . . . . . .      2,855          701          869       1,751        1,161
   Deferred expense (benefit) . . . . . . . . . . . .      6,145         (389)       1,568       4,605        8,586
                                                       ---------    ---------    ---------   ---------    ---------
                                                           9,000          312        2,437       6,356        9,747
                                                       ---------    ---------    ---------   ---------    ---------
   Net income . . . . . . . . . . . . . . . . . . . .  $  13,221    $      63    $     676   $  11,891    $  15,503
                                                        ========    =========    =========   =========    =========

Per Share (2):
 Primary:
    Net income (loss)   . . . . . . . . . . . . . . .  $     .70    $    (.02)   $     .02   $     .57    $     .74
    Weighted average shares outstanding . . . . . . .     18,477       18,098       18,191      20,183       20,493
 Fully diluted:
    Net income (loss) . . . . . . . . . . . . . . . .  $     .70    $    (.02)   $     .02   $     .57    $     .74
    Weighted average shares outstanding . . . . . . .     18,532       18,098       18,191      20,196       20,570

Cash flow data:
 Cash provided by operations  . . . . . . . . . . . .  $  48,362    $  27,810    $  30,819   $  44,905    $  44,246
 Cash used in investing activities  . . . . . . . . .    (51,868)     (30,548)     (22,576)    (45,909)     (35,872)
 Cash provided by (used in) financing activities  . .      1,319        5,946      (10,373)      2,053       (7,631)

Balance sheet data:
 Total assets . . . . . . . . . . . . . . . . . . . .  $ 216,580    $ 199,010    $ 188,308   $ 193,649    $ 173,217
 Long-term obligations (including current portion
     and redeemable preferred stock)  . . . . . . . .     39,571       39,244       33,223      29,816       17,743
 Shareholders' equity . . . . . . . . . . . . . . . .    141,476      126,487      125,515     136,647      132,167

Number of restaurants at year end:
  Chuck E. Cheese's:
    Company operated  . . . . . . . . . . . . . . . .        244          226          226         215          182
    Franchise . . . . . . . . . . . . . . . . . . . .         70           93          106         110          113
                                                       ---------    ---------    ---------   ---------    ---------
                                                             314          319          332         325          295
  Monterey's Tex-Mex Cafe's . . . . . . . . . . . . .                                               27           28
                                                       ---------    ---------    ---------   ---------    ---------
                                                             314          319          332         352          323
                                                       =========    =========    =========   =========    =========

----------------------
(1) Fiscal year 1992 was 53 weeks in length while fiscal years 1996, 1995, 1994, and 1993 were 52 weeks in length.

(2)  No cash dividends on common stock were paid in any of the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations.

    RESULTS OF OPERATIONS

1996 Compared to 1995

    Revenues increased 11.5% to $294.0 million in 1996 from $263.8 million in 1995 primarily due to an increase of 9.8% in sales of the Company's Chuck E. Cheese's restaurants which were open during all of 1996 and 1995 ("comparable store sales"). In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996.

    Income before income taxes increased to $22.2 million in 1996 from $375,000 in 1995. A material portion of operating costs are fixed resulting in an improvement of operating margins at higher sales levels. Net income increased to $13.2 million in 1996 from $63,000 in 1995. The Company's primary and fully diluted earnings per share increased to $.70 per share in 1996 compared to a loss of $.02 per share in 1995.

    A summary of the results of operations of the Company as a percentage of revenues for the last three fiscal years is shown below.

                                                              1996        1995          1994
                                                             ------      -------       -------
Revenues  . . . . . . . . . . . . . . . . . . . . . .        100.0%       100.0%        100.0%
                                                             ------       ------        ------
Costs and  expenses:
    Cost of sales . . . . . . . . . . . . . . . . . .         48.7%        51.8%         51.3%
    Selling, general and administrative . . . . . . .         14.8%        17.0%         17.6%
    Depreciation and amortization . . . . . . . . . .          8.5%         8.8%          9.7%
    Interest expense  . . . . . . . . . . . . . . . .          1.2%         1.2%           .7%
    (Gain) loss on property transactions  . . . . . .           .1%          .1%         (1.0%)
    Other operating expenses  . . . . . . . . . . . .         19.1%        21.0%         20.5%
                                                              -----        -----         ------
                                                              92.4%        99.9%         98.8%
                                                              -----        -----         ------
Income before income taxes  . . . . . . . . . . . . .          7.6%          .1%          1.2%
                                                              =====        =====         ======

    Revenues

    Revenues increased to $294.0 million in 1996 from $263.8 million in 1995. Comparable store sales of Chuck E. Cheese's restaurants increased by 9.8% in 1996. In addition, the Company purchased 19 restaurants from its largest franchisee in September 1996. Average annual sales per restaurant increased to approximately $1,286,000 in 1996 from approximately $1,178,000 in 1995. Management believes that several factors contributed to the comparable store sales increase with the primary factor being sales increases at repositioned stores. Menu prices increased 3.2% between the two years.

    Revenues from franchise fees and royalties were $3.7 million in 1996, an increase of 6.1% from 1995, primarily due to an increase in franchise fee income in 1996 and an increase of 3.6% in comparable franchise store sales for 1996. The increase in comparable franchise store sales was partially offset by a decline in the number of franchise restaurants operated each year. During 1996, four new franchise restaurants opened, eight franchise restaurants closed and 19 franchise restaurants were purchased by the Company.

    Costs and Expenses

    Costs and expenses as a percentage of revenues decreased to 92.4% in 1996 from 99.9% in 1995.

    Cost of sales as a percentage of revenues decreased to 48.7% in 1996 from 51.8% in 1995. Cost of food, beverage, prize and merchandise items for Chuck
E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.4% in 1996 from 17.9% in 1995 primarily due to a 3.2% increase in menu prices. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales declined to 28.7% in 1996 from 30.9% in 1995 primarily due to an increase in comparable store sales and more effective utilization of hourly employees.

    Selling, general and administrative expenses as a percentage of revenues decreased to 14.8% in 1996 from 17.0% in 1995 primarily due to comparable store sales increases and a reduction of advertising costs between the two periods.

    Depreciation and amortization expense as a percentage of revenues decreased to 8.5% in 1996 from 8.8% in 1995 primarily due to the full amortization of certain deferred charges.

    Interest expense increased to $3.5 million in 1996 from $3.1 million in 1995 primarily due to an increase in the Company's average outstanding debt between the two periods. Debt increased as a result of capital expenditures in connection with the repositioning of 126 and 87 restaurants in 1996 and 1995, respectively.

    The Company had a net loss on property transactions of $263,000 in 1996 and $136,000 in 1995 due to the replacement of assets arising from the enhancement of facilities and entertainment packages of restaurants. The loss in 1995 was net of a gain of $100,000 from the sale of certain assets which had been held for resale.

    Other operating expenses decreased as a percentage of revenues to 19.1% in 1996 from 21.0% in 1995 primarily due to a decrease in insurance costs, the increase in comparable store sales and the fact that a significant portion of operating costs are fixed.

    Net Income

    The Company had net income of $13.2 million in 1996 compared to $63,000 in 1995 due to the changes in revenues and expenses discussed above. The Company's primary and fully diluted earnings per share increased to $.70 per share in 1996 compared to a loss of $.02 per share in 1995.

    1995 Compared to 1994

    Revenues declined 1.8% to $263.8 million in 1995 from $268.5 million in 1994 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 5, 1994. Revenue generated by the Company's Chuck E. Cheese's restaurants increased to $263.3 million in 1995 from $262.0 million in 1994 due to the net addition of 11 Company restaurants in 1994 and two Company restaurants in 1995. Comparable store sales from the Company's Chuck E. Cheese's restaurants declined by 1.4% from 1994 to 1995. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.5 million in 1994.

    Income before income taxes decreased to $375,000 in 1995 from $3.1 million in 1994. Included in income before taxes in 1994 was a gain of $5.5 million related to the sale of the Company's Monterey's Tex-Mex Cafe restaurants and a $2.3 million loss associated with the impairment in fair value of certain Chuck
E. Cheese's restaurants. Income before income taxes in 1994 was also reduced by approximately $900,000 due to a write-off of all unamortized preopening expenses resulting from a change in the estimated future benefit of such expenses. A material portion of operating costs are fixed resulting in an erosion of operating margins at lower sales levels. Net income declined to $63,000 in 1995 from $676,000 in 1994.

    Revenues

    Revenues decreased to $263.8 million in 1995 from $268.5 million in 1994 due to the sale of the Company's Monterey's Tex-Mex Cafe restaurants effective May 4, 1994. Comparable store sales of Chuck E. Cheese's restaurants declined by 1.4% from 1994 to 1995. Average annual sales per restaurant decreased to approximately $1,178,000 in 1995 from approximately $1,206,000 in 1994. Menu prices were comparable between the two years. The increasing number of completed repositioned restaurants resulted in a 2.3% increase in comparable store sales in the fourth quarter of 1995 compared to the same period of the prior year. This was the first quarter since 1992 that comparable store sales had increased from the prior year.

    Revenues from franchise fees and royalties were $3.5 million in 1995, a decrease of 15.1% from 1994, primarily due to a 6.2% decline in comparable franchise store sales for 1995 and a decline in the number of franchise restaurants operated each year. During 1995, one new franchise restaurant opened and 14 franchise restaurants closed.

    Costs and Expenses

    Costs and expenses as a percentage of revenues increased to 99.9% in 1995 from 98.8% in 1994.

    Cost of sales as a percentage of revenues increased to 51.8% in 1995 from 51.3% in 1994. Cost of food, beverage, prize and merchandise items for Chuck
E. Cheese's restaurants as a percentage of restaurant sales decreased to 17.9% in 1995 from 18.2% in 1994 primarily due to an increase in game sales as a percentage of total restaurant sales. Labor expenses for Chuck E. Cheese's restaurants as a percentage of restaurant sales increased to 30.9% in 1995 from 30.0% in 1994 primarily due to increased labor rates, reduced management turnover and the decline in comparable store sales.

    Selling, general and administrative expenses as a percentage of revenues decreased to 17.0% in 1995 from 17.6% in 1994 primarily due to a reduction in corporate overhead expenses.

    Depreciation and amortization expense as a percentage of revenues decreased to 8.8% in 1995 from 9.7% in 1994. Preopening expense declined due to the write-off of all unamortized preopening expense in the fourth quarter of 1994 resulting from a change in the estimated useful future benefit of such expenses. Depreciation and amortization expense decreased by $2.8 million in 1995 primarily due to a change effected in the first quarter of 1995 in the estimated useful lives of certain fixed assets based on a review of historical asset utilization that resulted in approximately $2.3 million of such decrease and the sale of Monterey's Tex-Mex Cafe restaurants in May 1994.

    Interest expense increased to $3.1 million in 1995 from $1.9 million in 1994 primarily due to an increase in interest rates and the Company's average outstanding debt between the periods.

    The Company had a net loss on property transactions of $136,000 in 1995 compared to a net gain on property transactions of $2.6 million in 1994. In 1994, the Company recognized a gain of $5.5 million from the sale of substantially all of the assets of its Monterey's Tex-Mex Cafe restaurants on May 5, 1994. The gain was partially offset by a loss of approximately $2.3 million in 1994. The loss was a result of the Company's decision to close one Chuck E. Cheese's restaurant and the impairment in fair value of the fixed assets of 10 Chuck E. Cheese's restaurants due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms. The Company will consider possible relocation of some of the restaurants.

    Other operating expenses as a percentage of revenues increased to 21.0% in 1995 from 20.5% in 1994 primarily due to increased rent expense and the decline in comparable store sales.

    Net Income

    In 1994, the Company established an allowance of approximately $1.1 million related to deferred tax credit carryforwards which are estimated to expire in 1997. Income tax expense was increased by approximately $1.1 million as a result of this allowance. The Company's net income decreased to $63,000 in 1995 from $676,000 in 1994 due to the changes in revenues and expenses as
discussed above.   The Company's primary and fully diluted earnings per share decreased to a loss of $.02 per share in 1995 from earnings of $.02 per share in 1994.

INFLATION

    The Company's costs of operations, including but not limited to, labor, supplies, utilities, financing and rental costs, are significantly affected by inflationary factors. The Company pays most of its part-time employees rates that are related to federal and state mandated minimum wage requirements. Management anticipates that recent increases in federally mandated minimum wage will result in increased labor costs for the Company. Any other increases in such costs would result in higher costs to the Company, which the Company expects would be partially offset by menu price increases and increased efficiencies in operations.

FINANCIAL  CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations increased to $48.4 million in 1996 from $27.8 million in 1995. Cash outflow from investing activities for 1996 was $51.9 million. Cash inflow from financing activities in 1996 was $1.3 million. The Company's primary requirements for cash relate to planned capital expenditures and debt service. The Company expects that it will satisfy such requirements from cash provided by operations and funds available under its line of credit.

    The Company repositioned 126, 87 and 10 restaurants in 1996, 1995 and 1994, respectively. Company expenditures relating to the remodeling program averaged approximately $330,000 per restaurant during 1996 representing total expenditures of approximately $41.6 million. The Company anticipates remodeling the remaining 21 restaurants in the first half of 1997 at an average cost of approximately $350,000 per restaurant for a total of approximately $7.4 million. However, this amount can vary significantly at a particular restaurant depending on several factors, including the restaurant's square footage, the date of the most recent remodel and the existing assets at the restaurant. Expenditures relating to the repositioning program have been financed primarily by cash flow from operations and borrowings under the Company's line of credit.

    The Company plans to open approximately six to eight new stores in 1997 and 10 to 12 new stores in 1998. The Company currently anticipates the cost of opening such new stores to average approximately $1.3 million per store. In addition to such new store openings, the Company plans to expand 10 to 15 existing stores in 1997 by an average of 1,000 to 4,000 square feet per store. The Company also anticipates adding new game packages to as many as 100 stores in 1997 at an average cost of approximately $150,000 per store. The Company currently estimates that capital expenditures in 1997, including expenditures for the remodeling of existing stores, new store openings, existing store expansions and equipment investments, will be approximately $40 to $50 million. The Company plans to finance these expenditures through cash flow from operations and, if necessary, borrowings under the Company's line of credit.

    In August 1996, the Company increased its line of credit to $15.0 million from $5.0 million and extended the maturity date from June 1997 to June 1998. Currently, any borrowings under this line of credit would be at prime or at the London Interbank Offered Rate ("LIBOR") plus 2%. As of December 27, 1996, $7.4 million was outstanding under the line of credit.

    The Company believes it will realize substantial benefit in the future from utilization of approximately $47 million in net operating loss carryforwards to reduce its future federal income tax liability. Such net operating loss carryforwards expire from years 1999 through 2001. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitation. The Company has adopted an amendment to its Restated Articles of Incorporation which is intended to prevent changes in ownership of its common stock that would cause such limitation. In addition, the Company has investment tax credit, job tax credit and alternative minimum tax credit carryforwards of approximately $7 million. The investment tax credit and the job tax credit carryforwards expire in years 1997 through 2010. Tax credit carryforwards can be utilized by the Company only after all net operating loss carryforwards have been realized. If the improvement in the Company's results of operations do not continue, a portion of the net operating loss and tax credit carryforwards could expire prior to utilization, resulting in a charge against income. Taxable income for the five years ending December 27, 1996 was $66 million. Based on current results of the repositioned restaurants, the Company currently projects future taxable income levels sufficient to realize its net operating loss and tax credit carryforwards prior to their expiration after considering an allowance of $1.1 million for the estimated expiration of tax credit carryforwards in 1997. However, there can be no assurance that the levels of taxable income will be sufficient to realize these benefits.

Item 8.  Financial Statements and Supplementary Data



                            SHOWBIZ PIZZA TIME, INC.
                YEARS ENDED DECEMBER 27, 1996 DECEMBER 29, 1995
                             AND DECEMBER 30, 1994

                                    CONTENTS

                                                               PAGE
                                                               ----
Independent auditors' report  . . . . . . . . . . . . . . .      15

Consolidated financial statements:

    Consolidated balance sheets . . . . . . . . . . . . . .      16

    Consolidated statements of earnings . . . . . . . . . .      17

    Consolidated statements of shareholders' equity . . . .      18

    Consolidated statements of cash flows . . . . . . . . .      19

    Notes to consolidated financial statements  . . . . . .      20

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas


We have audited the accompanying consolidated balance sheets of ShowBiz Pizza Time, Inc. and subsidiary as of December 27, 1996 and December 29, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShowBiz Pizza Time, Inc. and subsidiary as of December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pre-opening costs in 1994.





DELOITTE & TOUCHE LLP
Dallas, Texas
February 21, 1997

                          SHOWBIZ  PIZZA  TIME,  INC.
                         CONSOLIDATED  BALANCE  SHEETS
                    DECEMBER 27, 1996 AND DECEMBER 29, 1995
                         (THOUSANDS, EXCEPT SHARE DATA)


                                                          ASSETS              DECEMBER 27,    DECEMBER 29,
                                                                                 1996            1995
                                                                            --------------   ---------------
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .     $ 3,402        $   5,589
   Accounts receivable, including receivables from related parties
      of $675 and $415, respectively  . . . . . . . . . . . . . . . . . . .       3,543            3,327
   Current portion of notes receivable, including receivables from
      related parties of $221 and $327, respectively  . . . . . . . . . . .         457              608
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,368            3,589
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,185            2,781
   Current portion of deferred tax asset  . . . . . . . . . . . . . . . . .      13,633            4,147
                                                                               --------        ---------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .      27,588           20,041
                                                                               --------        ---------
Investments in related parties  . . . . . . . . . . . . . . . . . . . . . .       1,315              761
                                                                              ---------       ----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .     163,998          137,181
                                                                                -------        ---------
Deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,296           28,582
                                                                              ---------        ---------
Other assets:
   Notes receivable, less current portion, including receivables from
      related parties of $2,323 and $1,983, respectively  . . . . . . . . .       7,257            7,072
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,126            5,373
                                                                              ---------        ---------
                                                                                 11,383           12,445
                                                                              ---------        ---------
                                                                              $ 216,580        $ 199,010
                                                                              =========        =========

                                         LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current liabilities:
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . . .     $ 1,785       $       95
   Accounts payable and accrued liabilities . . . . . . . . . . . . . . . .      31,738           29,836
                                                                               --------        ---------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      33,523           29,931
                                                                               --------        ---------
Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . .      34,668           35,753
                                                                               --------        ---------
Deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,795            3,443
                                                                               --------        ---------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,010            1,391
                                                                                -------        ---------
Commitments and contingencies
Redeemable preferred stock, $60 par value, redeemable for
   $2,974 in 2005   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,108            2,005
                                                                               --------        ---------
Shareholders' equity:
   Common stock, $.10 par value; authorized 50,000,000 shares;
      21,519,075 and 21,435,092 shares issued, respectively   . . . . . . .       2,152            2,144
   Capital in excess of par value . . . . . . . . . . . . . . . . . . . . .     153,795          153,515
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,613            4,733
   Deferred compensation  . . . . . . . . . . . . . . . . . . . . . . . . .      (1,821)          (3,642)
   Less treasury shares of 3,109,176 at both dates, at cost . . . . . . . .     (30,263)         (30,263)
                                                                             -----------       ---------
                                                                                141,476          126,487
                                                                             ----------        ---------
                                                                              $ 216,580        $ 199,010
                                                                              =========        =========


                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                       (THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                       1996       1995       1994
                                                                                       ----       ----       ----
Food and beverage revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $202,624   $182,376   $189,257
Games and merchandise revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .     86,444     76,969     74,331

Franchise fees and royalties  . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,675      3,464      4,078
Interest income, including related party income of $246, $222, and $209,
   respectively   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,051        872        688
Joint venture income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        196        102        161
                                                                                      --------   --------   --------
                                                                                       293,990    263,783    268,515
                                                                                      --------   --------   --------
Costs and expenses:
   Cost of sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    143,381    136,700    137,729

   Selling, general and administrative expenses, including related
      party expenses of $125 in each year . . . . . . . . . . . . . . . . . . . . .     43,534     44,794     47,263

   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .     25,057     23,184     26,032

   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,476      3,118      1,861
   (Gain) loss on property transactions   . . . . . . . . . . . . . . . . . . . . .        263        136     (2,597)
   Other operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .     56,058     55,476     55,114
                                                                                      --------   --------   --------
                                                                                       271,769    263,408    265,402
                                                                                      --------   --------   --------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,221        375      3,113

Income taxes:
  Current expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,855        701        869
  Deferred (benefit) expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,145       (389)     1,568
                                                                                      --------   --------   --------
                                                                                         9,000        312      2,437
                                                                                      --------   --------   --------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,221  $      63   $    676
                                                                                      ========  =========   ========

Earnings per common and common equivalent share:
   Primary:
      Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     .70  $    (.02)     $ .02
                                                                                      ========  =========   ========
      Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . .     18,477     18,098     18,191
                                                                                      ========  =========   ========

   Fully diluted:
      Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .70   $    (.02)     $ .02
                                                                                      ========  =========   ========
      Weighted average shares outstanding . . . . . . . . . . . . . . . . . . . . .     18,532     18,098     18,191
                                                                                      ========  =========   ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                       (THOUSANDS, EXCEPT PER SHARE DATA)


                                                    COMMON                                               TREASURY
                                                     STOCK          CAPITAL IN               DEFERRED      STOCK
                                              ------------------    EXCESS OF    RETAINED    COMPEN-    -------------
                                              SHARES   PAR VALUE    PAR VALUE    EARNINGS    SATION     SHARES     COST
                                              ------   ---------   -----------   --------  ----------   ------     ----
Balances, December 31, 1993 . . . . . . . .    21,425   $ 2,143      $156,511    $ 4,677     $ (9,934) 1,569   $(16,750)

   Net income . . . . . . . . . . . . . . .                                          676
   Redeemable preferred stock accretion . .                                         (103)
   Redeemable preferred stock dividends,
     $4.80 per share  . . . . . . . . . . .                                         (238)
   Stock options exercised  . . . . . . . .        81         8           232
   Tax benefit from exercise of stock options
     and stock grants   . . . . . . . . . .                              (928)
   Treasury stock acquired  . . . . . . . .                                                            1,540    (13,513)
   Amortization of deferred compensation  .                                                     2,734
                                              -------   --------   ----------  ----------     ------- -------  --------

Balances, December 30, 1994 . . . . . . . .    21,506     2,151       155,815      5,012       (7,200) 3,109    (30,263)

   Net income . . . . . . . . . . . . . . .                                           63
   Redeemable preferred stock accretion . .                                         (104)
   Redeemable preferred stock dividends,
     $4.80 per share  . . . . . . . . . . .                                         (238)
   Stock options exercised  . . . . . . . .        19         2            88
   Stock grant shares forfeited . . . . . .       (90)       (9)       (1,734)                  1,737
   Tax benefit from exercise of stock options
     and stock grants   . . . . . . . . . .                              (654)
   Amortization of deferred compensation  .                                                     1,821
                                              -------  --------    ---------- ----------      ------- -------  --------


Balances, December 29, 1995 . . . . . . . .    21,435     2,144       153,515      4,733       (3,642)  3,109   (30,263)

   Net income . . . . . . . . . . . . . . .                                       13,221
   Redeemable preferred stock accretion . .                                         (103)
   Redeemable preferred stock dividends,
     $4.80 per share  . . . . . . . . . . .                                         (238)
   Stock options exercised  . . . . . . . .        77         7           930
   Tax benefit from exercise of stock options
     and stock grants   . . . . . . . . . .                              (655)
   Amortization of deferred compensation  .                                                     1,821
   Stock issued under 401(k) plan . . . . .        8          1            51
   Stock split costs  . . . . . . . . . . .                               (30)
    Cancellation of fractional shares . . .        (1)                    (16)
                                              ------- ----------   ---------------------    --------- -------  --------

Balances, December 27, 1996 . . . . . . . .    21,519   $ 2,152      $153,795    $ 17,613     $(1,821) 3,109   $(30,263)
                                              =======   =======      ========    ========     =======  =====   ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 27, 1996,
                   DECEMBER 29, 1995 AND DECEMBER 30, 1994
                                 (THOUSANDS)



                                                                            1996       1995          1994
                                                                           ------     ------        ------
Operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $13,221    $     63     $    676
  Adjustments to reconcile net income to cash provided by
     operations:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .      25,057      23,184       26,032
     Deferred income tax expense (benefit)  . . . . . . . . . . . . .       6,145        (389)       1,568
     (Gain) loss on property transactions . . . . . . . . . . . . . .         263         136       (2,597)
     Compensation expense under stock grant plan  . . . . . . . . . .       1,821       1,821        2,734
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         352         418          619
     Net change in receivables, inventories, prepaids, payables and
       accrued liabilities  . . . . . . . . . . . . . . . . . . . . .       1,503       2,577        1,787
                                                                        ---------    --------     --------
       Cash provided by operations  . . . . . . . . . . . . . . . . .      48,362      27,810       30,819
                                                                         --------    --------     --------

Investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . .     (51,719)    (28,277)     (29,421)
  Proceeds from disposition of property and equipment . . . . . . . .                      20        6,725
  Payments received on notes receivable . . . . . . . . . . . . . . .       3,534       2,503        2,992
  Additions to notes receivable . . . . . . . . . . . . . . . . . . .      (3,568)     (3,047)      (2,169)
  Change in investments and other assets  . . . . . . . . . . . . . .        (115)     (1,747)        (703)
                                                                        ---------     -------     --------
     Cash used in investing activities  . . . . . . . . . . . . . . .     (51,868)    (30,548)     (22,576)
                                                                         --------     -------     --------

Financing activities:
  Proceeds from line of credit  . . . . . . . . . . . . . . . . . . .       7,600      38,895        8,535
  Payments on line of credit  . . . . . . . . . . . . . . . . . . . .      (6,900)    (32,995)      (5,235)
  Reduction of debt and capital lease obligations . . . . . . . . . .         (95)        (59)         (47)
  Redeemable preferred stock dividends  . . . . . . . . . . . . . . .        (238)       (238)        (238)
  Acquisition of treasury stock . . . . . . . . . . . . . . . . . . .                              (13,513)
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . .         937          90          240
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15         253         (115)
                                                                          -------    --------     --------
     Cash provided by (used in) financing activities  . . . . . . . .       1,319       5,946      (10,373)
                                                                           ------   ---------     --------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . .      (2,187)      3,208       (2,130)
Cash and cash equivalents, beginning of year  . . . . . . . . . . . .       5,589       2,381        4,511
                                                                          -------   ---------     --------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . .     $ 3,402    $  5,589     $  2,381
                                                                          =======    ========     ========

                See notes to consolidated financial statements.

                            SHOWBIZ PIZZA TIME, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


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

    Fiscal year:

        The Company's fiscal year is 52 or 53 weeks and ends on the Friday nearest December 31. References to 1996, 1995 and 1994 are for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994, respectively. Fiscal years 1996, 1995 and 1994 were each 52 weeks in length.

    Basis of consolidation:

        The consolidated financial statements include the accounts of the Company and BAC. All significant intercompany accounts and transactions have been eliminated.

    Cash and cash equivalents:

        Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term cash investments with remaining maturities of three months or less from the date of purchase by the Company.

    Inventories:

        Inventories of food, paper products and supplies are stated at the lower of cost or market on a first-in, first- out basis.

    Property and equipment, depreciation and amortization:

        Property and equipment are stated at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets, or the lease term if less, by the straight-line method. During the first quarter of 1995, the Company changed its estimate of the useful lives of certain fixed assets. As a result of this change, income before income taxes increased approximately $2.3 million, net income increased approximately $1.4 million and earnings per share increased approximately $.12 in 1995.

    Deferred charges and related amortization:

        In the fourth quarter of 1994, the Company revised its estimate of the future benefit for preopening expenses. As a result, the Company expensed all unamortized preopening expenses of approximately $900,000. The Company now expenses all preopening expenses as incurred. Previously, preopening expenses were amortized over a two year period. Other deferred charges are amortized over various periods of up to five years. All amortization is provided by the straight-line method, which approximates the interest method.

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED):

    Franchise fees and royalties:

        The Company recognizes initial franchise fees upon fulfillment of all significant obligations to the franchisee. Royalties from franchisees are accrued as earned.

    Impairment of intangibles and long-lived assets:

        Impairment losses are recognized if the future cash flows expected to be generated by intangibles and long-lived assets are less than the carrying value of the assets. The impairment loss is equal to the amount by which the carrying value of the assets exceeds the fair value of the assets.

    Use of estimates and assumptions:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Accounting for stock-based compensation:

        The Company has elected to not apply the accounting provisions of the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" issued by the Financial Accounting Standards Board ("SFAS 123") . In 1996, the Company implemented the disclosure provisions of SFAS 123 (Note 19).

    Earnings per share:

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for years ending after December 15, 1997. The Company does not believe that adoption will have a material impact on historical earnings per share.


2.  SIGNIFICANT TRANSACTIONS:

        In September 1996, the Company purchased from its largest franchisee 19 restaurants plus the 49% minority interest of one restaurant previously operated as a joint venture by the Company and seller. In addition to the cash purchase price of $2.6 million, the Company reimbursed the seller for remodeling costs for three restaurants which had been recently remodeled. The Company assumed no liabilities under the asset purchase. Results of operations for the assets purchased are included in the Company's results from the date of this acquisition.

        Effective May 5, 1994, the Company sold its Monterey's Tex-Mex Cafe restaurants for an aggregate purchase price consisting of approximately $6.7 million in cash, $4.7 million in subordinated promissory notes and the retention of a 12 1/2% equity interest in the acquiring company. Due to the Company's substantial equity interest, the acquiring company is a related party subsequent to the transaction. Revenues from the Company's Monterey's Tex-Mex Cafe restaurants were $6.5 million in 1994. Income before income taxes was $6.3 million in 1994 including a gain of $5.5 million from the sale.

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


2.  SIGNIFICANT TRANSACTIONS (CONTINUED):

        The Company provided for a loss of approximately $2.3 million in 1994 as a result of the Company's decision to close one Chuck E. Cheese's restaurant and the impairment in fair value of the fixed assets of 10 Chuck
    E. Cheese's restaurants. The impairment in fair value of the 10 restaurants was due to the Company's decision not to renew the leases as a result of the deterioration of site characteristics or the inability to renew the leases at acceptable rental terms.

3.  ACCOUNTS RECEIVABLE:

                                                                                          1996       1995
                                                                                        --------  ---------
                                                                                            (THOUSANDS)
    Trade   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   538    $   516
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,025      2,886
                                                                                         ------     ------
                                                                                          3,563      3,402
    Less allowance for doubtful collection  . . . . . . . . . . . . . . . . . . . . .       (20)       (75)
                                                                                        -------    -------
                                                                                        $ 3,543    $ 3,327
                                                                                        =======    =======

4.  NOTES RECEIVABLE:

        The Company's notes receivable at December 27, 1996 and December 29, 1995 arose principally as a result of the sale of restaurants, lines of credit established with the International Association of ShowBiz Pizza Time Restaurants, Inc., a related party (Note 18), and advances to franchisees, joint ventures and managed properties. All obligors under the notes receivable are principally engaged in the restaurant industry. The notes have various terms, but most are payable in monthly installments of principal and interest through 2001, with interest rates ranging from 7.5% to 12.0%. The notes are generally collateralized by the related property and equipment. Balances of notes receivable are net of an allowance for doubtful collection of $174,000 and $354,000 at December 27, 1996 and December 29, 1995, respectively.


5.  PROPERTY  AND  EQUIPMENT:

                                                                           ESTIMATED
                                                                            LIVES         1996        1995
                                                                         -----------    --------    --------
                                                                          (IN YEARS)         (THOUSANDS)
    Land and improvements   . . . . . . . . . . . . . . . . . . . .          0 - 20     $ 5,208     $ 4,630
    Leasehold improvements  . . . . . . . . . . . . . . . . . . . .          4 - 20     135,201     118,041
    Buildings and improvements  . . . . . . . . . . . . . . . . . .          4 - 25       9,161       8,789
    Furniture, fixtures and equipment   . . . . . . . . . . . . . .          2 - 15     120,688      97,703
    Property leased under capital leases (Note 7)   . . . . . . . .         10 - 15       1,328       1,328
                                                                                       --------  ----------
                                                                                        271,586     230,491
    Less accumulated depreciation and amortization  . . . . . . . .                    (108,345)    (94,781)
                                                                                      ---------   ---------
                                                                                        163,241     135,710
    Construction in progress  . . . . . . . . . . . . . . . . . . .                         757       1,471
                                                                                    -----------  ----------
                                                                                      $ 163,998   $ 137,181
                                                                                      =========   =========

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994





6.  ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES:

                                                                                            1996       1995
                                                                                          -------    -------
                                                                                              (THOUSANDS)

    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 13,240    $ 12,851
    Salaries and wages  . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,292       4,215
    Insurance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,714       8,805
    Taxes, other than income  . . . . . . . . . . . . . . . . . . . . . . . .              3,037       2,561
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,455       1,404
                                                                                        --------    --------
                                                                                        $ 31,738    $ 29,836
                                                                                        ========    ========


7.  LEASES:

        The Company leases certain restaurants and related property and equipment under operating and capital leases. All leases require the Company to pay property taxes, insurance and maintenance of the leased assets. The leases generally have initial terms of 7 to 30 years with various renewal options.

       Following is a summary of property leased under capital leases:

                                                                                            1996      1995
                                                                                           ------    ------
                                                                                             (THOUSANDS)

       Buildings and improvements   . . . . . . . . . . . . . . . . . . . . .            $ 1,328    $ 1,328
       Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . .               (982)      (877)
                                                                                         -------    -------
                                                                                         $   346    $   451
                                                                                         =======    =======


        Scheduled annual maturities of the obligations for capital and operating leases as of December 27, 1996, are as follows:

    YEARS                                                                               CAPITAL      OPERATING
  ---------                                                                             -------      ---------
                                                                                           (THOUSANDS)
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 292     $ 28,270
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       256       26,419
    1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       184       24,731
    2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       187       23,073
    2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       214       20,348
    2002-2009 (aggregate payments)  . . . . . . . . . . . . . . . . . . . . . . . .       838       27,076
                                                                                     --------     --------
    Minimum future lease payments                                                       1,971     $149,917
                                                                                                  ========
    Less amounts representing interest  . . . . . . . . . . . . . . . . . . . . . .      (918)
                                                                                      -------
    Present value of future minimum lease payments  . . . . . . . . . . . . . . . .     1,053
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (117)
                                                                                      -------
                                                                                      $   936
                                                                                      =======

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

7.  LEASES (CONTINUED):

        Certain of the Company's real estate leases, both capital and operating, require payment of contingent rent in the event defined revenues exceed specified levels.

        The Company's rent expense is comprised of the following:

                                                                               1996      1995        1994
                                                                              ------    ------      ------
                                                                                   (THOUSANDS)

           Minimum  . . . . . . . . . . . . . . . . . . . . . . . . . .      $30,484    $28,730     $28,003
           Contingent   . . . . . . . . . . . . . . . . . . . . . . . .          195        146         216
                                                                           ---------    -------     -------
                                                                             $30,679    $28,876     $28,219
                                                                             =======    =======     =======


8.  LONG-TERM DEBT:
                                                                                           1996         1995
                                                                                        ---------    ---------
                                                                                               (THOUSANDS)
    Term loans, 10.02%, due June 2001   . . . . . . . . . . . . . . . . . . . . . .   $ 18,000      $ 18,000
    Term loans, LIBOR plus 3.5%, due June 2000  . . . . . . . . . . . . . . . . . .     10,000        10,000
    Term loans, LIBOR plus 3.5%, due October 1997   . . . . . . . . . . . . . . . .                    5,000
    Revolving bank loan, prime plus 0% to .5% or LIBOR plus 2% to 3%,
       due June 1998    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,400         1,700
    Obligations under capital leases (Note 7)   . . . . . . . . . . . . . . . . . .      1,053         1,148
                                                                                     ---------     ---------
                                                                                        36,453        35,848
    Less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,785)          (95)
                                                                                     ---------      ---------
                                                                                      $ 34,668      $ 35,753
                                                                                      ========      =========


        In August 1996, the Company's line of credit agreement was amended to provide the Company with available borrowings of up to $15 million expiring in June 1998. In September 1996, the Company prepaid $5 million in term notes. The Company's credit facility totals $43 million, which consists of $28 million in term notes and the $15 million line of credit. Interest under the line of credit is dependent on earnings and debt levels of the Company. Currently, any borrowings under this line of credit would be at prime (8.25% at December 27, 1996) plus 0% or, at LIBOR (5.5% at December 27, 1996) plus 2%. At December 27, 1996, $7.4 million was outstanding under the line of credit. A 3/8% commitment fee is payable on any unused credit line. The Company is required to comply with certain financial ratio tests during the terms of the loan agreements.

                            SHOWBIZ PIZZA TIME, INC.
            NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

8.  LONG-TERM DEBT (CONTINUED):

        As of December 27, 1996, scheduled annual maturities of all long-term debt (exclusive of obligations under capital leases) are as follows (thousands):


                        YEARS                                           AMOUNT
                        ------                                          ------
                        1997  . . . . . . . . . . . . . . . . . . . . . .    $  1,668
                        1998  . . . . . . . . . . . . . . . . . . . . . .      10,732
                        1999  . . . . . . . . . . . . . . . . . . . . . .       9,333
                        2000  . . . . . . . . . . . . . . . . . . . . . .       7,667
                        2001  . . . . . . . . . . . . . . . . . . . . .         6,000
                                                                            ---------
                                                                              $35,400
                                                                             ========


9.  COMMITMENTS AND CONTINGENCIES:

        The Company has guaranteed certain obligations related to restaurant building and equipment leases. The underlying assets are collateral for the leases and the makers or assignees of all of the obligations are required to perform thereunder before the Company is required to fulfill its guarantee. In the event of default by the maker or assignee, the Company, in almost all cases, may make payment under the guarantees in accordance with the original payment schedule and has the right to locate potential buyers or subtenants for the assets. As of December 27, 1996, such guarantees aggregated approximately $142,000.


10. LITIGATION:

        From time to time the Company is involved in litigation, most of which is incidental to its business. In the Company's opinion, no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations, financial condition or cash flows.


11. REDEEMABLE PREFERRED STOCK:

        As of December 27, 1996, the Company had 49,570 shares of its redeemable preferred stock authorized and outstanding. The stock pays dividends at $4.80 per year, subject to a minimum cash flow test. As of December 27, 1996, one quarterly dividend, totaling $59,484 or $1.20 per share, was accrued but not yet paid. The redeemable preferred stock has been recorded at the net present value and is being accreted on the straight-line basis. The Company's restated articles of incorporation provide for the redemption of such shares at $60 per share in 2005. During the continuation of any event of default by the Company, the preferred shareholders shall be able to elect a majority of the directors of the Company.

                            SHOWBIZ PIZZA TIME, INC.
            NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994



12. EARNINGS PER COMMON SHARE:

        Earnings per common and common equivalent share were computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Net income available per common share has been adjusted for the items indicated.

        Earnings per common and common equivalent share (adjusted for a three-for-two stock split effected May 22, 1996) were computed as follows (thousands, except per share data):

                                                                                 1996      1995       1994
                                                                                -------  --------   --------
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 13,221   $    63    $   676
    Accretion of redeemable preferred stock   . . . . . . . . . . . . . . . .     (103)     (104)      (103)
    Redeemable preferred stock dividends  . . . . . . . . . . . . . . . . . .     (238)     (238)      (238)
                                                                               -------    ------   --------
    Adjusted income (loss) applicable to common shares  . . . . . . . . . . . $ 12,880    $ (279)   $   335
                                                                              ========    ======    =======

    Primary:
        Weighted average common shares outstanding  . . . . . . . . . . . . .   18,207    18,098     18,117
        Common equivalent shares for stock options  . . . . . . . . . . . . .      270                   74
                                                                               -------- ---------   --------
        Weighted average shares outstanding   . . . . . . . . . . . . . . . .   18,477    18,098     18,191
                                                                              ========   =======    =======
        Earnings (loss) per common and common equivalent share  . . . . . . . $    .70   $ ( .02)  $    .02
                                                                              =========   =======   ========

    Fully Diluted:
        Weighted average common shares outstanding  . . . . . . . . . . . . .   18,207    18,098     18,117
        Common equivalent shares for stock options  . . . . . . . . . . . . .      325                   74
                                                                              -------- ---------   --------
        Weighted average shares outstanding   . . . . . . . . . . . . . . . .   18,532    18,098     18,191
                                                                              ========   =======    =======
        Earnings (loss) per common and common equivalent share  . . . . . . . $    .70   $  (.02)  $    .02
                                                                              ==========  =======   ========

13. FRANCHISE FEES AND ROYALTIES:

        At December 27, 1996, 70 Chuck E. Cheese's restaurants were operated by a total of 44 different franchisees. The standard franchise agreements grant to the franchisee the right to develop and operate a restaurant and use the associated trade names, trademarks and service marks within the standards and guidelines established by the Company.

        Initial franchise fees included in revenues were $274,000, $98,000, and $315,000 in 1996, 1995 and 1994, respectively.

14. COST OF SALES:

                                                                            1996        1995         1994
                                                                          --------    --------     --------
                                                                                    (THOUSANDS)
    Food, beverage and related supplies   . . . . . . . . . . . . . .    $ 45,681     $ 43,412    $ 46,328
    Games and merchandise   . . . . . . . . . . . . . . . . . . . . .      14,816       13,285      12,369
    Labor. . .  . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,884       80,003      79,032
                                                                       ----------      -------     -------
                                                                        $ 143,381     $136,700    $137,729
                                                                        =========     ========    ========

                            SHOWBIZ PIZZA TIME, INC.
            NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

15. INCOME TAXES:

    The significant components of income tax expense are as follows:

                                                                                 1996      1995      1994
                                                                               --------  --------  --------
                                                                                        (THOUSANDS)
    Current expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,855    $  701     $  869
    Deferred expense:
        Utilization of operating loss carryforwards   . . . . . . . . . . . .    8,664     1,138      2,204
        Net tax benefits from exercise of stock
           options and stock grants . . . . . . . . . . . . . . . . . . . . .     (655)     (654)      (928)
        Allowance for tax credit carryforwards expiring in 1997   . . . . . .                         1,104
        Tax credits   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (475)     (127)      (237)
        Other (primarily temporary differences related to depreciation)   . .   (1,389)     (746)      (575)
                                                                              --------  --------  ---------
                                                                               $ 9,000   $   312    $ 2,437
                                                                               =======   =======    =======


        At December 27, 1996, the Company has recorded a deferred tax asset of approximately $26.0 million reflecting the $17.5 million tax effect of $47.0 million in net operating loss carryforwards, $7.7 million in tax credit carryforwards and tax effected net taxable deductions of $800,000. Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of these carryforwards. Tax credit carryforwards can be utilized only after all net operating loss carryforwards have been realized. In 1994, the Company recorded a valuation allowance of $1.1 million for tax credit carryforwards which are estimated to expire in 1997. Although realization is not assured, the Company believes it is more likely than not that the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

        As of December 27, 1996, the Company has investment tax credit and jobs tax credit carryforwards totaling $5,258,000 and $548,000, respectively, and alternative minimum tax credits of $1,928,000.


        A schedule of expiring NOL's and tax credits by fiscal year are as follows:

                                                      AMOUNT
                                                  -----------------
      YEARS                                      NOL'S     TAX CREDITS
    ---------                                    -----     -----------
                                                    (THOUSANDS)
    1997  . . . . . . . . . . . . . . . . . .               $  1,104
    1998  . . . . . . . . . . . . . . . . . .                  4,007
    1999  . . . . . . . . . . . . . . . . . .   $14,000          395
    2000  . . . . . . . . . . . . . . . . . .    19,000          149
    2001  . . . . . . . . . . . . . . . . . .    14,000           19
    2002 - 2010   . . . . . . . . . . . . . .                    132
                                                --------   ----------
                                                 $47,000     $  5,806
                                                 =======     ========

        The Company's alternative minimum tax credits have no expiration date.

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

15. INCOME TAXES (CONTINUED):

        Current tax laws and regulations relating to substantial changes in control may limit the utilization of net operating loss and tax credit carryforwards in any one year. As of December 27, 1996, no limitation of such carryforwards has occurred.

        A reconciliation of the statutory rate to taxes provided is as follows:

                                                                               1996       1995       1994
                                                                              ------     ------     ------
                                                                                       (THOUSANDS)
    Statutory rate  . . . . . . . . . . . . . . . . . . . . . . . . . . .     35.0%       34.0%       34.0%
    State income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      9.0%      106.1%       14.8%
    Allowance for tax credit carryforwards  . . . . . . . . . . . . . . .                             35.5%
    Tax credits earned  . . . . . . . . . . . . . . . . . . . . . . . . .     (2.1%)     (33.9%)      (6.9%)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1.4%)     (23.0%)        .9%
                                                                            ---------   -------     -------
    Income taxes provided   . . . . . . . . . . . . . . . . . . . . . . .     40.5%       83.2%       78.3%
                                                                             =======    =======     =======


16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The Company has certain financial instruments consisting primarily of cash, cash equivalents, notes receivable, notes payable and redeemable preferred stock. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of the Company's notes receivable and long-term debt approximates fair value based on the interest rates charged on instruments with similar terms and risks. The estimated fair value of the Company's redeemable preferred stock is $3.0 million.


17. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                 1996      1995       1994
                                                                               --------  --------   --------
                                                                                       (THOUSANDS)

    Cash paid during the year for:
        Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,429   $ 3,055    $ 1,781
        Income taxes    . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,222       801      1,389

    Supplemental schedule of noncash investing and financing activities:
        Notes received in connection with the disposition of property and
           equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          4,650
        Investment received in connection with the disposition of
           property and equipment . . . . . . . . . . . . . . . . . . . . . .                            438
        Notes and accounts receivable canceled in connection with the
           acquisition of property and equipment  . . . . . . . . . . . . . .                 483

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


18. RELATED PARTY TRANSACTIONS:

         The Hallwood Group, Incorporated ("Hallwood") is the beneficial owner of approximately 2.6 million shares or 14.2% of the outstanding common stock of the Company. The directors of Hallwood serve as a majority of the directors of the Company. In February 1997, the Company announced a public offering of 3.2 million shares of common stock to be sold by Hallwood and
    certain of its affiliates.   The selling stockholders have  also granted
    underwriters an option to purchase an additional 454,746 shares of common stock to cover over allotments, if any. All of the 2.6 million shares owned by Hallwood is offered for sale in the public offering and over allotment option. It is anticipated that after the closing of the public offering, the directors of Hallwood will resign as directors of the Company. The Company will not receive any proceeds from the proposed sale of shares by the selling stockholders.

         The Company made annual payments to Hallwood of $125,000 for consulting services in 1996, 1995 and 1994. The consulting agreement will be terminated upon the closing of the public offering. In consideration for rent reductions resulting from Hallwood's negotiation of the Company's home office lease agreement in December 1990, the Company assigned to Hallwood its sublease interest in the home office building with a fair value of approximately $120,000 per year.

         The Company has advanced amounts to joint ventures in which the Company has a 50% interest or less. At December 27, 1996, approximately $757,000 was outstanding under these notes. Principal and interest are payable in monthly installments, with interest at various rates from prime to 12%. The Company also has miscellaneous accounts receivable from joint ventures of approximately $669,000 and $410,000 at December 27, 1996 and December 29, 1995, respectively.

         The Company has granted three separate operating lines of credit to the International Association of ShowBiz Pizza Time Restaurants, Inc. (the "Association"). In December 1996, the lines were renewed to provide the Association with available borrowings of $2.5 million at 10.5% interest and are due December 31, 1997. The Association develops entertainment attractions and produces system wide advertising. Two officers of the Association are also officers of the Company. At December 27, 1996, approximately $1,787,000 was outstanding under these lines of credit. The Company also had miscellaneous accounts receivable from the Association of $6,000 and $5,000 at December 27, 1996 and December 29, 1995,
     respectively.


19.  EMPLOYEE BENEFIT PLANS:

         The Company has employee benefit plans that include: a) executive bonus compensation plans based on the performance of the Company; b) non-statutory stock option plans for its employees and non-employee directors; c) a stock grant plan and d) a retirement and savings plan.

         In 1995, the Company increased the number of shares of the Company's common stock which may be issued under its employee stock option plan by 750,000 shares to an aggregate of 2,772,038 shares. All shares must be granted before December 31, 1998. The exercise price for options granted under the plan may not be less than the fair market value of the Company's common stock at date of grant. Options may not be exercised until the employee has been continuously employed at least one year after the date of grant. Options which expire or terminate may be re-granted under the plan.

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


19. EMPLOYEE BENEFIT PLANS (CONTINUED):

        In 1995, the Company adopted a stock option plan for its non-employee directors. The number of shares of the Company's common stock that may be issued under this plan cannot exceed 150,000 shares.

        At December 27, 1996, there were 810,515 shares available for grant. Stock option transactions are summarized as follows:



                                                                                        WEIGHTED AVERAGE
                                                       NUMBER OF SHARES              EXERCISE PRICE PER SHARE
                                                 ----------------------------        ------------------------
                                                    1996        1995     1994          1996    1995     1994
                                                 ---------    -------   ------         -----  ------    ----
Options outstanding, beginning of year             848,942      759,953   558,993      $9.08  $10.92  $15.08
  Granted   . . . . . . . . . .                    276,734      391,860   512,250       8.39    6.08    8.10
  Exercised . . . . . . . . . .                    (77,495)     (19,239)  (77,570)     12.10    4.70    2.92
  Terminated  . . . . . . . . .                    (37,670)    (283,632) (233,720)     11.01   10.17   17.60
                                               -----------    --------- ---------
  Options outstanding, end of year                1,010,511     848,942   759,953       8.58   9.08    10.92
                                                ===========    ========  ========

         All stock options are granted at fair market value of the common stock at the grant date. The estimated fair value of options granted during 1996 was $3.08 per share. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: risk free interest rate of 6.5%; no dividend yield; expected lives of four years; and expected volatility of 40%. Stock options expire five years from the grant date. Stock options vest over various periods ranging from one to four years. The number of stock option shares exercisable at December 27, 1996 was 430,794. These stock options have exercise prices ranging from $5.29 to $22.33 per share and have a weighted average exercise price of $10.56 per share. In January 1997, the Company granted 789,933 additional options at exercise prices of $17.25 to $17.65 per share.

        The number of shares of the Company's common stock which may be awarded to senior executives of the Company under the Stock Grant Plan is 1,718,637 shares. No grants were awarded in 1996, 1995 or 1994. In connection with an employment agreement effective January 1998, the Company granted 105,000 shares in January 1997. Compensation expense recognized by the Company pursuant to this plan was $1,821,000, $1,821,000 and $2,734,000 in 1996, 1995 and 1994, respectively. All shares vest over periods ranging from 3 years to 6 years and are subject to forfeiture upon termination of the participant's employment by the Company. The shares are nontransferable during the vesting periods.

        As a result of shares awarded to the Company's Chairman of the Board and Chief Executive Officer, the Company recognized deferred compensation of $12.0 million in 1993. In 1995, the Company's Chairman of the Board and Chief Executive Officer forfeited 90,000 shares of unvested common stock of the Company previously awarded to him under the Company's stock grant plan. As a result of this forfeiture, deferred compensation and capital in excess of par value were reduced by approximately $1.7 million. The deferred compensation is amortized over the compensated periods of service through 1997.

                            SHOWBIZ PIZZA TIME, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


19. EMPLOYEE BENEFIT PLANS (CONTINUED):

        The Company applies the provisions of APB Opinion 25 and related Interpretations in accounting for its employee benefit plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock -based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method prescribed by SFAS 123, the Company's proforma net income would have been $12.8 million in 1996 and a net loss of $154,000 in 1995. Proforma earnings per share would have been $.67 per share in 1996 and a loss of $.03 per share in 1995.

        The Company has adopted the ShowBiz 401(k) Retirement and Savings Plan, to which it may at its discretion make an annual contribution out of its current or accumulated earnings. Contributions by the Company may be made in the form of its common stock or in cash. In 1996, the Company made contributions of approximately $37,000 and $15,000 in common stock for the 1995 and 1994 plan years, respectively. The Company plans to contribute $59,000 in common stock for the 1996 plan year.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

        The following summarizes the unaudited quarterly results of operations for the years ended December 27, 1996 and December 29, 1995 (thousands, except per share data).

                                                               Fiscal year ended December 27, 1996
                                                           ----------------------------------------------
                                                           March 29      June 28     Sept. 27     Dec. 27
                                                           --------      -------     --------     -------
    Revenues  . . . . . . . . . . . . . . . . . . .        $ 78,452    $ 69,848     $ 74,777    $ 70,913
    Income before income taxes  . . . . . . . . . .           8,771       3,840        5,993       3,617
    Net income    . . . . . . . . . . . . . . . . .           5,175       2,265        3,537       2,244

    Per Share:
        Primary and fully diluted:
        Net income  . . . . . . . . . . . . . . . .          $ 0.28       $ 0.12       $ 0.19      $ 0.12


                                                                Fiscal year ended December 29, 1995
                                                           ----------------------------------------------
                                                           March 31      June 30     Sept. 29     Dec. 29
                                                           --------      -------     --------     -------
    Revenues  . . . . . . . . . . . . . . . . . . .       $  72,751    $ 62,643     $  66,976  $  61,413
    Income (loss) before income taxes   . . . . . .           4,266      (1,963)          287     (2,215)
    Net income (loss)   . . . . . . . . . . . . . .           2,565      (1,180)           61     (1,383)

    Per Share:
        Primary and fully diluted:
        Net income (loss)   . . . . . . . . . . . .        $    .14    $   (.07)     $    .00   $   (.08)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
ShowBiz Pizza Time, Inc.
Irving, Texas

We have audited the consolidated financial statements of ShowBiz Pizza Time, Inc. and subsidiary as of December 27, 1996, and December 29, 1995, and for each of the three years in the period ended December 27, 1996, and have issued our report thereon dated February 21, 1997; such report which expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the method of accounting.discloses a change in the method of accounting for preopening expenses in 1994, is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShowBiz Pizza Time, Inc. and subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Dallas, Texas
February 21, 1997

                                                                   SCHEDULE   II

                           SHOWBIZ  PIZZA  TIME, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


-------------------------------------------------------------------------------------------------------------------------
    COLUMN A                                    COLUMN B        COLUMN C       COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                                CHARGED
                                                BALANCE AT      TO COSTS                       BALANCE AT
                                                BEGINNING OF       AND                           END OF
   DESCRIPTION                                  OF PERIOD       EXPENSES       DEDUCTIONS        PERIOD
=========================================================================================================================
                                                                          (THOUSANDS)
Allowance for doubtful accounts:
Years ended:

      December 27, 1996   . . .                $      75                         $    55 (A)        $     20
                                               =========                         =======            ========
      December 29, 1995   . . .                 $    475                         $   400 (A)        $     75
                                                ========                         =======            ========
      December 30, 1994   . . .                 $    266          $   209                            $   475
                                                ========          =======                            =======


Reserve for uncollectible notes receivable:
 Years ended:

      December 27, 1996   . . .                  $   354                          $   180 (B)        $  174
                                                 =======                          =======            ======
      December 29, 1995   . . .                  $   139      $   215                                $  354
                                                 =======      =======                                ======
      December 30, 1994   . . .                               $   139                               $   139
                                                              =======                               =======

________________

           (A) Settlement of previously reserved accounts.
           (B) Adjustment to notes receivable reserve.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None

                                P A R T   I I I


Item 10.  Directors and Executive Officers of the Registrant.

       The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

       The information required by this Item regarding the directors and executive officers of the Company shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions.

       The information required by this Item shall be included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's 1997 annual meeting of stockholders and is incorporated herein by reference thereto.


                                 P A R T   I V

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

         (1)  Financial Statements and Supplementary Data:

              Independent auditors' report.
              ShowBiz Pizza Time, Inc. consolidated financial statements:
                 Consolidated balance sheets as of December 27, 1996 and December 29, 1995.
                 Consolidated statements of earnings for the years ended December 27, 1996, December 29, 1995, and December 30, 1994. Consolidated statements of shareholders' equity for the years ended December 27, 1996, December 29, 1995, and December 30, 1994.
                 Consolidated statements of cash flows for the years ended December 27, 1996, December 29, 1995, and December 30, 1994. Notes to consolidated financial statements.

         (2)  Financial Statement Schedules:

              ShowBiz Pizza Time, Inc.

              II    ---  Valuation and qualifying accounts and reserves.

(3)   Exhibits:

Number        Description
------        -----------

3(a) Restated Articles of Incorporation of the Company, dated November 26, 1996 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-22229) and incorporated herein by reference).

3(b)          Restated Bylaws of the Company, dated August 16, 1994 (filed as
              Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

3(c) Amendment to the Bylaws, dated May 5, 1995 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

4(a) Specimen form of certificate representing $.10 par value Common Stock (filed as Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

4(b) Specimen form of certificate representing $60 par value Class A Preferred Stock (filed as Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended December 28, 1990, and incorporated herein by reference).

10(a)(1) Amended and Restated Employment Agreement dated April 14, 1993, between the Company and Richard M. Frank (filed as Exhibit 10(a)(8) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1993, and incorporated herein by reference).

10(a)(2) Amendment No. 1 to the Amended and Restated Employment Agreement dated July 19, 1996, between the Company and Richard M. Frank.

10(b)(1) Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit 10(a)(5) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

10(b)(2) Amendment to Consulting Agreement dated January 29, 1992, amending the Consulting Agreement dated January 5, 1989 between the Company and Richard M. Frank (filed as Exhibit 10(a)(6) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

10(c)(1) Stock Grant Trust Agreement dated January 29, 1992, among the Company, Richard M. Frank, Ronald F. Saupe and Kevin J. Shepherd (filed as Exhibit 10(a)(7) to the Company's Annual Report on Form 10-K for the year ended December 27, 1991, and incorporated herein by reference).

10(d) Employment Agreement dated January 4, 1994, between the Company and Michael H. Magusiak (filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

10(e) Financial and Management Consulting Services Agreement between the Company and The Hallwood Group Incorporated (filed as Exhibit 10(I) to the Company's Annual Report on Form 10-K for the year ended December 30, 1988, and incorporated herein by reference).

10(f) Stock Purchase and Registration Agreement dated as of May 5, 1992, among the Company, The Hallwood Group Incorporated and certain shareholders of the Company (filed as Exhibit 28 to the Company's Registration Statement on Form S-3 (No. 33-48307) and incorporated herein by reference).

10(g) Note Purchase Agreement dated June 15, 1995, between Allstate Life Insurance Company, Connecticut Mutual Life Insurance Company, C M Life Insurance Company, MassMutual Corporate Value Partners Limited, Massachusetts Mutual Life Insurance Company, Modern Woodmen of America, and the Company (filed as Exhibit 10
              (a)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(h) 10.02% Series A Senior Note Due 2001, in the stated amount of $10,000,000.00, dated June 15, 1995, between Allstate Life Insurance Company and the Company (filed as Exhibit 10 (b)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(i)(1) 10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life Insurance Company and the Company (filed as Exhibit 10
              (c)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(i)(2) 10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life Insurance Company and the Company (filed as Exhibit 10
              (c)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(i)(3) 10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between Connecticut Mutual Life Insurance Company and the Company (filed as Exhibit 10
              (c)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(j)(1) 10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between C M Life Insurance Company and the Company (filed as Exhibit 10 (d)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(j)(2) 10.02% Series A Senior Note Due 2001, in the stated amount of $1,000,000.00, dated June 15, 1995, between C M Life Insurance Company and the Company (filed as Exhibit 10 (d)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(k)(1) Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company (filed as Exhibit 10 (e)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(k)(2) Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company (filed as Exhibit 10 (e)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(k)(3) Floating Rate Series B Senior Note Due 2000, in the stated amount of $2,000,000.00, dated June 15, 1995, between Massachusetts Mutual Life Insurance Company and the Company (filed as Exhibit 10 (e)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(l) Floating Rate Series B Senior Note Due 2000, in the stated amount of $4,000,000.00, dated June 15, 1995, between MassMutual Corporate Value Partners Limited (I/N/O Webell & Co.) and the Company (filed as Exhibit 10 (f)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(m) Floating Rate Series A Senior Note Due 2001, in the stated amount of $3,000,000.00, dated June 15, 1995, between Modern Woodmen of America and the Company (filed as Exhibit 10 (g)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(n)(1) Loan Agreement in the stated amount of $5,000,000.00, dated June 27, 1995, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(n)(2) Revolving Credit Note in the stated amount of $5,000,000, dated June 27, 1995, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference).

10(o)(1) Loan Agreement in the stated amount of $2,000,000.00, dated January 18, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (e)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(o)(2) Promissory Note in the stated amount of $2,000,000.00, dated January 18,1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (e)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(o)(3) Security Agreement in the stated amount of $2,000,000.00, dated January 18,1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (e)(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(p)(1) Modification and Extension Agreement (to the Loan Agreement dated June 27, 1995) in the stated amount of $15,000,000.00, dated August 1, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

10(p)(2) Restated Revolving Credit Note in the stated amount of $15,000,000, dated August 1, 1996, between Bank One, Texas, N.A. and the Company (filed as Exhibit 10 (h)(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, and incorporated herein by reference).

10(q)(1) Non-Statutory Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(q)(2) Specimen form of Contract under the Non-Statutory Stock Option Plan of the Company, as amended to date (filed as Exhibit 10 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(r)(1) Stock Grant Plan of the Company, as amended to date (filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).


10(r)(2) Specimen form of Certificate of Participation to certain participants under the Stock Grant Plan of the Company (filed as Exhibit 10(e)(3) to the Company's Annual Report on Form 10-K for the year ended December 29, 1989, and incorporated herein by reference).

10(s)(1) Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's Proxy Statement for Annual Meeting of Stockholders to be held on June 8, 1995, and incorporated herein by reference).

10(s)(2) Specimen form of Contract under the Non-Employee Directors Stock Option Plan of the Company, as amended to date.

10(t)(1) Specimen form of the Company's current Franchise Agreement (filed as Exhibit 10 (f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(t)(2) Specimen form of the Company's current Development Agreement (filed as Exhibit 10 (g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and incorporated herein by reference).

10(u)(1) Entertainment Operating Fund Line of Credit, in the stated amount of $250,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

10(u)(2) Entertainment Operating Fund Promissory Note, in the stated amount of $250,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

10(v)(1) National Advertising Production Line of Credit, in the stated amount of $750,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

10(v)(2) National Advertising Production Promissory Note, in the stated amount of $750,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

10(w)(1) National Media Fund Line of Credit, in the stated amount of $1,500,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

10(w)(2) National Media Fund Promissory Note, in the stated amount of $1,500,000.00, dated December 16, 1996, between International Association of ShowBiz Pizza Time Restaurants, Inc. and the Company.

23            Independent Auditors Consent


(b) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed in the fourth quarter of 1996.

(c) EXHIBITS PURSUANT TO ITEM 601 OF REGULATION S-K:

Pursuant to Item 601(b)(4) of Regulation S-K, there have been excluded from the exhibits filed pursuant to this report instruments defining the right of holders of long-term debt of the Company where the total amount of the securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

(d) FINANCIAL STATEMENTS EXCLUDED FROM THE ANNUAL REPORT TO SHAREHOLDERS BY RULE 14A - 3(b):

No financial statements are excluded from the annual report to the Company's shareholders by Rule 14a - 3(b).

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Dated: March 14, 1997                   SHOWBIZ PIZZA TIME, INC.



                                        By: /s/ Richard M. Frank
                                           -----------------------------
                                            Richard M. Frank
                                            Chairman of the Board and
                                            Chief Executive Officer


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


      Signature                       Title                             Date
      ---------                       -----                             ----

/s/ Richard M. Frank                  Chairman of the Board,          March 14, 1997
--------------------------------      Chief Executive Officer,
     Richard M. Frank                 and Director (Principal
                                      Executive Officer)


/s/ Michael H. Magusiak               President and Director          March 14, 1997
--------------------------------
     Michael H. Magusiak

/s/ Larry G. Page                     Executive Vice President,       March 14, 1997
--------------------------------
     Larry G. Page                    Treasurer, (Principal Financial
                                      Officer and Principal Accounting
                                      Officer)

/s/ Charles A. Crocco, Jr.            Director                        March 14, 1997
--------------------------------
     Charles A. Crocco, Jr.


/s/ Anthony J. Gumbiner               Director                        March 14, 1997
--------------------------------
     Anthony J. Gumbiner


/s/ Robert L. Lynch                   Director                        March 14, 1997
--------------------------------
     Robert L. Lynch


/s/ J. Thomas Talbot                  Director                        March 14, 1997
--------------------------------
     J. Thomas Talbot


/s/ Brian M. Troup                    Director                        March 14, 1997
--------------------------------
     Brian M. Troup


/s/ Louis P. Neeb                     Director                        March 14, 1997
--------------------------------
     Louis P. Neeb


/s/ Cynthis I. Pharr                  Director                        March 14, 1997
--------------------------------
     Cynthia I. Pharr

                                EXHIBIT INDEX


Exhibit No.                                  Description                         Page No.
-----------                                  -----------                         --------

10(a)(2)                          Amendment No. 1 to the Amended and Restated
                                  Employment Agreement dated July 19, 1996,
                                  between the Company and Richard M. Frank.         41

10(s)(2)                          Specimen form of Contract under the
                                  Non-Employee Directors Stock Option Plan of
                                  the Company, as amended to date.                  45

10(u)(1)                          Entertainment Operating Fund Line of Credit,
                                  in the stated amount of $250,000.00, dated
                                  December 16, 1996, between International
                                  Association of ShowBiz Pizza Time
                                  Restaurants, Inc. and the Company.                50

10(u)(2)                          Entertainment Operating Fund Promissory Note,
                                  in the stated amount of $250,000.00, dated
                                  December 16, 1996, between International
                                  Association of ShowBiz Pizza Time
                                  Restaurants, Inc. and the Company.                55

10(v)(1)                          National Advertising Production Line of
                                  Credit, in the stated amount of $750,000.00,
                                  dated December 16, 1996, between
                                  International Association of ShowBiz Pizza
                                  Time Restaurants, Inc. and the Company.           60

10(v)(2)                          National Advertising Production Promissory
                                  Note, in the stated amount of $750,000.00,
                                  dated December 16, 1996, between
                                  International Association of ShowBiz Pizza
                                  Time Restaurants, Inc. and the Company.           65

10(w)(1)                          National Media Fund Line of Credit, in the
                                  stated amount of $1,500,000.00, dated
                                  December 16, 1996, between International
                                  Association of ShowBiz Pizza Time
                                  Restaurants, Inc. and the Company.                70

10(w)(2)                          National Media Fund Promissory Note, in the
                                  stated amount  of $1,500,000.00, dated
                                  December 16, 1996, between International
                                  Association of ShowBiz Pizza Time
                                  Restaurants, Inc. and the Company.                75

23                                Independent Auditors Consent                      80




================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD  -  FROM                TO
                                       ----------------  ---------------

                        COMMISSION FILE NUMBER:  1-10643

                               ---------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                               ---------------


                DELAWARE                                       75-2313955
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)


              3710 RAWLINS
               SUITE 1500
             DALLAS, TEXAS                                      75219-4298
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (214) 528-5588



                                                        Name of each exchange on
            Title of each class                             which registered
            -------------------                         ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS        AMERICAN STOCK EXCHANGE



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  [X]   NO [ ]

        THE AGGREGATE MARKET VALUE OF THE UNITS HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 14, 1997 WAS APPROXIMATELY $34,162,000.

           CLASS:  UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
               OUTSTANDING AT MARCH 14, 1997:   1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I
------

   Item 1.     Business                                                   3

   Item 2.     Properties                                                 4

   Item 3.     Legal Proceedings                                          6

   Item 4.     Submission of Matters to a Vote of
               Security Holders                                           6


PART II
-------

   Item 5.     Market for Registrant's Units and Related
               Security Holder Matters                                    6

   Item 6.     Selected Financial Data                                    7

   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8

   Item 8.     Financial Statements and Supplemental Information         11

   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                      26


PART III
--------

   Item 10.    Directors and Executive Officers of the
               Registrant                                                27

   Item 11.    Executive Compensation                                    28

   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                            30

   Item 13.    Certain Relationships and Related Transactions            30


PART IV
-------

   Item 14.    Exhibits, Financial Statement Schedule and
               Reports on Form 8-K.                                      31

                                     PART I


ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The Partnership's limited partners' interests ("Units") are traded on the American Stock Exchange.

As of December 31, 1996, the Partnership owned twelve real estate assets (the "Properties"), of which seven are office building properties and five are industrial park properties. The Properties are located in six states (see Item 2 - Properties). The Partnership seeks to maximize the value of the Properties by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by reducing operating expenses.

Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is responsible for asset management of the Partnership and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to the Partnership. Hallwood Commercial Real Estate, Inc. ("HCRE", formerly named Hallwood Management Company), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 90% occupied at December 31, 1996. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                 1997                       19%
                 1998                       22%
                 1999                       18%
                 2000                       12%
                 2001                        9%
                 Thereafter                 20%


During 1996 and 1995, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 16% and 18% of revenues in 1996 and 1995, respectively. The Centers for Disease Control and Prevention, an agency of the U.S. Department of Health and Human Services, ("CDC") leases space in Corporate Square and Executive Park and contributed approximately 10% of 1996's revenues. First National Bank of Maryland leases space in the First Maryland Building and contributed 12% of 1995's revenues.

As of December 31, 1996, Ford occupied approximately 283,000 square feet of office space under 14 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1997 and 2001 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1996, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

The remaining tenants are not concentrated in any one industry, nor is the Partnership otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.

COMPETITION AND OTHER FACTORS

The Properties are subject to substantial competition from similar properties in the vicinity in which they are located. In addition, there are numerous other potential investors seeking to purchase improved real property and many property holders seeking to dispose of real estate with which HRP will compete, including companies substantially larger than HRP and with substantially greater resources. Furthermore, current economic conditions in each property's respective real estate market are competitive and as such, competition for tenants will continue to affect rental rates and revenue.

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is estimated to cost $1,700,000; however, it is not required to be removed because it is not friable and HRP has an Operations and Maintenance Program in place.

In July 1990, the Americans with Disabilities Act was passed by the United States Congress. HRC and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non- compliance issues.

HRP does not directly employ any individuals. All employees rendering services on behalf of HRP and its Properties are employees of HRC and/or HCRE.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.  PROPERTIES

At December 31, 1996, HRP owned twelve properties in six states with approximately 5,167,000 net rentable square feet, of which seven are office building properties (2,610,000 square feet) and five are industrial park properties (2,557,000 square feet).


NAME AND LOCATION                  GENERAL DESCRIPTION OF THE PROPERTY
-----------------                  -----------------------------------
OFFICE BUILDING PROPERTIES:

Airport Plaza                     Fee simple interest in a 3-story office building constructed in
San Diego, California             1982 containing 48,853 net rentable square feet of space located on 2 acres of land.  The property was 87% occupied at December
                                  31, 1996.

Bellevue Corporate Plaza          Fee simple interest in a 10-story office building constructed in
Bellevue, Washington              1980 containing 235,850 net rentable square feet of space located on 3.6 acres of land.  The property was 86% occupied at December
                                  31, 1996.

Corporate Square                  Fee simple interest in an 8-building office complex ranging from
Atlanta, Georgia                  one to seven stories, constructed between 1968 and 1973,
                                  containing an aggregate of 445,518 net rentable square feet of space located on 26 acres of land.  The property was 92% occupied at December 31, 1996.

NAME AND LOCATION                  GENERAL DESCRIPTION OF THE PROPERTY
-----------------                  -----------------------------------

OFFICE BUILDING PROPERTIES - CONTINUED:

Executive Park                     Fee simple interest in 26 buildings ranging from one to six
Atlanta, Georgia                   stories, constructed between 1965 and 1972, containing a total of
                                   908,445 net rentable square feet of space located on 70 acres of land.  The property was 93% occupied at December 31, 1996.

First Maryland Building            Fee simple interest in a 22-story office building constructed in
Baltimore, Maryland                1972 containing 343,773 net rentable square feet of office space on 0.6 acres of land.  At December 31, 1996, the property was 90%
                                   occupied.

Montrose Office Center             Fee simple interest in a 10-story office building constructed in
Rockville, Maryland                1980 containing 147,896 net rentable square feet of space on 3 acres of land.  The property was 98% occupied at December 31,
                                   1996.

Parklane Towers                    Fee simple interest in twin 15-story office buildings constructed
Dearborn, Michigan                 in 1973 containing 479,501 net rentable square feet of space on
                                   31.8 acres of land.  The property was 93% occupied at December
                                   31, 1996.

INDUSTRIAL PARK PROPERTIES:

Bradshaw Business Parks            Fee simple interest in 21 single-story buildings located at four
Sacramento and                     separate sites containing an aggregate of 452,838 net rentable
Rancho Cordova, California         square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981.  At December 31, 1996, the property was 94% occupied.

Fairlane Commerce Park             Fee simple interest in a portion of an office/industrial park
Dearborn, Michigan                 consisting of 13 single-story buildings constructed between 1974 and 1990.  The property consists of 421,422 net rentable square feet of space on 36 acres of land.  The property was 87% occupied at December 31, 1996.

Joy Road Distribution Center       Fee simple interest in a 455,500 square foot warehouse situated
Detroit, Michigan                  on 21 acres and originally constructed in the early 1940's. The property was 82% occupied at December 31, 1996.

Raintree Industrial Park           Fee simple interest in an office/industrial complex constructed
Solon, Ohio                        between 1971 and 1978 containing 795,065 net rentable square feet of space in 14 buildings on 49 acres of land.  The property was
                                   95% occupied at December 31, 1996.

Seattle Business Parks             Fee simple interest in office/industrial parks located at two
Kent and Tukwila, Washington       separate sites. The buildings were completed between 1972 and
                                   1978 and contain an aggregate of 432,467 net rentable square feet of space in 18 buildings on 27 acres of land. At December 31,
                                   1996, the property was 81% occupied.

For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 4 to the Consolidated Financial Statements and Schedule III contained in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is from time to time involved in various legal proceedings in the ordinary course of its business. Management believes that the resolution of these matters will not have a material effect on the financial position, cash flow or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 1996.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS


The Partnership's Units are listed on the American Stock Exchange under the symbol "HRY". As of March 14, 1997, there were approximately 35,500 unitholders of record of the 1,672,556 Units outstanding. Each quarter HRC reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange and adjusted for a 1-for-5 reverse split that was effective at the close of business on March 3, 1995:

                                            Trading Ranges
                                        ----------------------
                                           High         Low
                                           ----         ---
            1995 -
               1st Quarter                $  12.50      $  9.50
               2nd Quarter                   14.50        9.625
               3rd Quarter                  15.375        13.50
               4th Quarter                   16.75        13.50


            1996 -
               1st Quarter                $ 20.375      $ 16.50
               2nd Quarter                   21.75       19.125
               3rd Quarter                   30.00       21.625
               4th Quarter                   29.00        24.50

ITEM 6.  SELECTED FINANCIAL DATA


The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 and the Consolidated Financial Statements and notes thereto contained in Item 8.

                                                                     Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                              1996            1995         1994          1993         1992
                                              ----           ------       ------        ------       ------
                                                          (in thousands except per unit amounts)
Statement of Operations:
------------------------

   Total revenues   (a)                   $  49,612       $  50,829  $   48,615     $  48,065      $  63,356
   Loss before extraordinary item            (9,428)         (9,024)    (18,161)      (18,769)       (28,176)
   Net loss                                  (9,428)         (9,789)    (18,161)      (18,769)       (16,799)
   Net loss per Unit   (b)                    (5.50)          (5.55)     (10.38)       (10.73)         (9.60)
   Cash distributions to
     limited partners                             -               -           -             -              -


Balance Sheet:
--------------

   Real estate, net   (c)                 $ 182,877       $ 192,266   $ 205,212     $ 219,710      $ 226,193
   Total assets                             210,214         225,359     225,418       248,093        246,354
   Mortgages payable                        160,732         166,675     160,296       162,938        148,572
   Partners' capital   (d)                   30,684          41,917      51,522        69,683         88,452



Notes to Selected Financial Data:

     (a) Total revenues declined in 1993 versus 1992 primarily due to property dispositions during 1992.
     (b) Reflects effect of a 1-for-5 reverse split of the outstanding Units effective as of the close of business on March 3, 1995.
     (c) Real estate assets declined in each of the years due to depreciation and amortization exceeding the additions of tenant and capital improvements.
     (d) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:
1996 VERSUS 1995 -

REVENUE FROM PROPERTY OPERATIONS in 1996 decreased $1,359,000, or 2.7%, as compared to 1995. The following table illustrates the components of the change:

              Rental income, net                  $   (459,000)
              Expense recoveries                      (539,000)
              Other property income                   (361,000)
                                                  ------------
                 Net decrease                     $ (1,359,000)
                                                  ============

This change in rental income is primarily due to a reduction in rental rates at First Maryland Building and decreases in occupancy at Parklane Towers and Corporate Square, partially offset by a rise in occupancy at Executive Park and the addition of the Joy Road property in February 1996. The First Maryland Building rental rate reduction is discussed in Note 4 to the financial statements. Corporate Square's decrease in occupancy was temporary due to the expiration of a significant lease in late 1995. In early 1996, the space was re-leased and effective September 25, 1996, the new tenant took possession, which increased the property's occupancy from 72% to 91%.

During the first quarter of 1995, expense recoveries were abnormally high due to adjustments made to the amount of real estate recoveries from tenants in the state of Michigan for the two years prior to 1995. Accordingly, expense recoveries for 1996 decreased from 1995. Michigan eliminated certain property taxes as the major source of school funding in the summer of 1993 and later reinstated them.

INTEREST INCOME increased $142,000 primarily as a result of increased earnings on investments of funds held in loan reserve escrow accounts.

PROPERTY OPERATIONS EXPENSES for 1996 increased $1,102,000, or 4.6%, as compared to 1995, primarily due to higher utility costs, lease commission amortization, security control costs and repairs to heating and air duct systems, partially offset by one-time costs for certain professional fees in 1995. The following table illustrates the components of the change:

                     Administrative costs                 $    49,000
                     Management fees                          (22,000)
                     Marketing and leasing                    328,000
                     Utilities                                191,000
                     Services, including janitorial           203,000
                     Repairs and maintenance                  289,000
                     Real estate taxes                         65,000
                     Insurance                                 (1,000)
                                                          -----------
                          Net increase                    $ 1,102,000
                                                          ===========

INTEREST EXPENSE decreased $2,199,000, or 14.0%, due to (i) an increase of $1,356,000 in amortization of First Maryland's debt forgiveness, (ii) reduction in First Maryland's cash interest expense of $998,000 due to lower debt, (iii) reduction in loan cost amortization of $251,000, and (iv) a net increase of $406,000 in interest costs associated with all of the mortgages and notes excluding First Maryland. This net increase of $406,000 is the result of a higher average debt level between the years, partially offset by a reduction in the aggregate average interest rates between the years.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $337,000 primarily due to reduced building improvement depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES increased $621,000, or 21.6%, in 1996 as compared to 1995, as the result of certain due diligence costs for a potential acquisition and increases in business/franchise taxes, certain professional fees, personnel and other overhead costs.

RESULTS OF OPERATIONS:
1995 VERSUS 1994 -


REVENUE FROM PROPERTY OPERATIONS in 1995 increased $2,200,000, or 4.6%, as compared to 1994. The following table illustrates the components of the change:

                Rental income, net             $ 1,053,000
                Expense recoveries                 971,000
                Other property income              176,000
                                               -----------
                   Net increase                $ 2,220,000
                                               ===========

Rental income increased due to growth in aggregate occupancy and average rental rates. Expense recoveries increased during the period due to fluctuations in the amount of estimated recoveries primarily at Parklane Towers, Fairlane Commerce Park and First Maryland Building. Most of the variance is the result of unanticipated real estate tax recoveries from tenants in the state of Michigan. Michigan eliminated certain property taxes as the major source of school funding in the summer of 1993 and later reinstated them.

INTEREST INCOME increased $14,000 primarily due to an increase in earnings on overnight cash investments, partially offset by less mortgage interest as the result of the collection of a substantial mortgage receivable in December 1994.

PROPERTY OPERATING EXPENSES in 1995 increased $782,000, or 3.4%, as compared to 1994, primarily due to increases in air conditioner and parking lot repairs, as well as certain maintenance personnel costs, property level professional fees and lease commission amortization, partially offset by decreases in utilities and real estate taxes. The following table illustrates the components of the change:

                        Administrative costs                $ (27,000)
                        Management fees                        87,000
                        Marketing and leasing                 238,000
                        Utilities                             (58,000)
                        Services, including janitorial         31,000
                        Repairs and maintenance               676,000
                        Real estate taxes                    (194,000)
                        Insurance                              29,000
                                                            ---------
                          Net increase                      $ 782,000
                                                            =========

INTEREST EXPENSE increased $463,000, or 3.0%, primarily due to an increase in debt during the year. Interest expense in 1995 is net of $338,000 of amortization of contingent debt forgiveness associated with First Maryland Building's loan modification (See Note 4 to the Consolidated Financial Statements contained in Item 8).

DEPRECIATION AND AMORTIZATION EXPENSE decreased $534,000 primarily due to reduced tenant improvement amortization.

GENERAL AND ADMINISTRATIVE EXPENSES in 1995 increased $387,000, or 15.5%, as compared to 1994, primarily due to costs related to the Reverse Split and costs of administering the offer to Unitholders to sell their odd lot HRP holdings.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for 1995 of $765,000 represents pre-payment penalties incurred with the early pay off of loans associated with the Nomura Refinancing (see Note 4 to the Consolidated Financial Statements contained in Item 8) and the write off of certain loan costs.

LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. While it is the General Partner's primary intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, HRC also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

As of December 31, 1996, HRP had cash and cash equivalents of $3,556,000, as compared to $14,302,000 as of December 31, 1995. Therefore, the Partnership's cash position decreased $10,746,000 during 1996. The sources of cash for 1996 were $3,597,000 of cash provided by operating activities and $86,000 of principal collections from a mortgage receivable. Uses of cash for 1996 were $5,998,000 of tenant and property improvements, $1,532,000 of payments into an escrow account for tenant improvements that will be constructed in 1997 at First Maryland Building, $1,699,000 of property acquisition costs, $2,706,000 of mortgage principal payments, $1,805,000 of limited partner Unit purchases (see Note 6 to the Consolidated Financial Statements contained in Item 8), $450,000 of loan reserves for Executive Park, and $239,000 of loan fees and expenses.

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of December 31, 1996. During 1996, HRP and its lenders for the First Maryland Building and Executive Park successfully completed loan extensions and modifications for the mortgages that matured during the year (see Note 4 to the Consolidated Financial Statements contained in Item 8). HRP doesn't have any mortgage loans maturing or requiring balloon principal payments until the year 2000. Based upon loan amortizations in effect, HRP is required to pay $3,084,000 of principal payments in 1997.

During 1997, HRP anticipates tenant improvements and lease commissions to decrease as compared to the higher than usual level incurred in 1996. As of December 31, 1996, HRP had remaining commitments for construction projects of about $1,200,000. Additionally, HRP has estimated that 1997 total tenant and capital improvements (excluding the aforementioned commitments) will equal approximately $3,700,000 and lease commissions will be about $1,300,000.

For the foreseeable future, the Partnership anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future Partnership acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions.

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking staements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representative by HRP or any other person that the objectives and plans of HRP will be achieved.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


     INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



     FINANCIAL STATEMENTS:                                                       Page
                                                                                 ----
      Independent Auditors' Report                                                12

      Consolidated Balance Sheets as of December 31, 1996 and
         December 31, 1995                                                        13

      Consolidated Statements of Operations for each of the
         three years in the period ended December 31, 1996                        14

      Consolidated Statements of Partners' Capital for each of
         the three years in the period ended December 31, 1996                    15

      Consolidated Statements of Cash Flows for each of the
         three years in the period ended December 31, 1996                        16

      Notes to Consolidated Financial Statements                                  17




     FINANCIAL STATEMENT SCHEDULE:

      Schedule III - Real Estate and Accumulated Depreciation                     25

      All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT





To the Partners,
Hallwood Realty Partners, L.P.
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP




Dallas, Texas
February 11, 1997

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                    1996         1995
                                                                  ---------    ---------
ASSETS

Real estate:
  Land                                                            $  56,820    $  56,461
  Buildings and improvements                                        257,913      257,706
  Tenant improvements                                                18,578       16,311
                                                                  ---------    ---------
                                                                    333,311      330,478
  Accumulated depreciation and amortization                        (150,434)    (138,212)
                                                                  ---------    ---------
       Real estate, net                                             182,877      192,266

Cash and cash equivalents                                             3,556       14,302
Accounts receivable                                                   1,606        1,080
Prepaid lease commissions, net                                        6,959        4,518
Lease concessions                                                     2,354        2,498
Loan reserves and escrows                                             7,739        4,966
Loan costs, net                                                       3,691        3,905
Prepaid expenses and other assets, net                                1,432        1,824
                                                                  ---------    ---------

       Total assets                                               $ 210,214    $ 225,359
                                                                  =========    =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                               $ 160,732    $ 166,675
  Unamortized mortgage payable forgiveness                           10,456        8,912
  Accounts payable and accrued expenses                               4,834        4,940
  Prepaid rent and security deposits                                  2,600        2,685
  Payable to affiliates                                                 908          230
                                                                  ---------    ---------
       Total liabilities                                            179,530      183,442
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners - 1,672,556 and 1,747,765 Units outstanding,
        respectively                                                 30,377       41,498
  General partner                                                       307          419
                                                                  ---------    ---------

       Total partners' capital                                       30,684       41,917
                                                                  ---------    ---------

       Total liabilities and partners' capital                    $ 210,214    $ 225,359
                                                                  =========    =========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)




                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1996        1995        1994
                                                 --------    --------    --------
REVENUES:
  Property operations                            $ 48,847    $ 50,206    $ 48,006
  Interest and other                                  765         623         609
                                                 --------    --------    --------
     Total revenues                                49,612      50,829      48,615
                                                 --------    --------    --------

EXPENSES:
  Property operations                              24,932      23,830      23,048
  Interest                                         13,522      15,721      15,258
  Depreciation and amortization                    17,086      17,423      17,957
  General and administrative                        3,500       2,879       2,492
  Litigation and settlement costs                    --          --         8,198
  Minority interest in joint venture and other       --          --          (177)
                                                 --------    --------    --------
     Total expenses                                59,040      59,853      66,776
                                                 --------    --------    --------

LOSS BEFORE EXTRAORDINARY ITEM                     (9,428)     (9,024)    (18,161)

Extraordinary item -
  Loss on early extinguishment of debt               --          (765)       --
                                                 --------    --------    --------

NET LOSS                                         $ (9,428)   $ (9,789)   $(18,161)
                                                 ========    ========    ========


ALLOCATION OF NET LOSS:
  Limited partners                               $ (9,334)   $ (9,691)   $(17,979)
  General partner                                     (94)        (98)       (182)
                                                 --------    --------    --------
     Total                                       $ (9,428)   $ (9,789)   $(18,161)
                                                 ========    ========    ========


LOSS PER UNIT:
  Loss before extraordinary item                 $  (5.50)   $  (5.12)   $ (10.38)
  Loss on early extinguishment of debt               --          (.43)       --
                                                 --------    --------    --------
     Net loss                                    $  (5.50)   $  (5.55)   $ (10.38)
                                                 ========    ========    ========


WEIGHTED AVERAGE UNITS OUTSTANDING                  1,698       1,745       1,732
                                                 ========    ========    ========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                                      Limited
                                                                                      Partner
                                            General       Limited                      Units
                                            Partner       Partners        Total      Outstanding
                                           ----------    ----------    ----------    ----------
PARTNERS' CAPITAL, JANUARY 1, 1994         $      697    $   68,986    $   69,683     1,732,459

Net loss                                         (182)      (17,979)      (18,161)
                                           ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, DECEMBER 31, 1994              515        51,007        51,522     1,732,459

Purchase of fractional New Units                   (2)         (174)         (176)      (14,694)
Sale and issuance of New Units to
   General Partner                                  4           356           360        30,000
Net loss                                          (98)       (9,691)       (9,789)         --
                                           ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, DECEMBER 31, 1995              419        41,498        41,917     1,747,765

Purchase of Units                                 (18)       (1,787)       (1,805)      (75,209)
Net loss                                          (94)       (9,334)       (9,428)         --
                                           ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996       $      307    $   30,377    $   30,684     1,672,556
                                           ==========    ==========    ==========    ==========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1996        1995        1994
                                                                  --------    --------    --------
OPERATING ACTIVITIES:
    Net loss                                                      $ (9,428)   $ (9,789)   $(18,161)
    Adjustments to reconcile net loss
    to net cash provided by operating activities:
        Depreciation and amortization                               17,086      17,423      17,957
        Amortization of mortgage principal forgiveness              (1,693)       (338)       --
        Lease concessions                                              144         688         707
        Minority interest and other                                   --          --          (177)
    Changes in assets and liabilities:
        Receivables                                                   (526)        124         362
        Prepaid lease commissions, net                              (2,441)       (543)        404
        Prepaid expenses and other assets, net                         (32)        666       1,383
        Accounts payable and other liabilities                         487      (5,745)       (307)
                                                                  --------    --------    --------
           Net cash provided by operating activities                 3,597       2,486       2,168
                                                                  --------    --------    --------

INVESTING ACTIVITIES:
    Property and tenant improvements                                (5,998)     (4,477)     (3,459)
    Tenant improvement escrow                                       (1,532)       --          --
    Property acquisition                                            (1,699)       --          --
    Mortgage receivable principal payments                              86          79       1,722
                                                                  --------    --------    --------
           Net cash used for investing activities                   (9,143)     (4,398)     (1,737)
                                                                  --------    --------    --------

FINANCING ACTIVITIES:
    Mortgage principal payments                                     (2,706)     (2,600)     (2,642)
    Mortgage principal proceeds                                       --        88,400        --
    Mortgage principal refinanced                                     --       (70,171)       --
    Loan reserves                                                     (450)     (3,376)       --
    Loan fees and expenses                                            (239)     (4,009)         (9)
    Purchase of Units                                               (1,805)       --          --
    Sale of Units to General Partner                                  --           360        --
    Purchase of fractional Units                                      --          (176)       --
                                                                  --------    --------    --------
           Net cash provided by (used for) financing activities     (5,200)      8,428      (2,651)
                                                                  --------    --------    --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (10,746)      6,516      (2,200)
BEGINNING CASH AND CASH EQUIVALENTS                                 14,302       7,786      10,006
                                                                  --------    --------    --------
ENDING CASH AND CASH EQUIVALENTS                                  $  3,556    $ 14,302    $  7,786
                                                                  ========    ========    ========



                See notes to consolidated financial statements.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



1.  ORGANIZATION

    Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. The Partnership's limited partners' interests ("Units") are traded on the American Stock Exchange.

    As of December 31, 1996, the Partnership owned twelve real estate assets (the "Properties"), of which seven are office building properties and five are industrial park properties containing approximately 2,610,000 and 2,557,000 net rentable square feet, respectively. The Properties are located in six states. The Partnership seeks to maximize the value of the Properties by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by reducing operating expenses.

    Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is responsible for asset management of the Partnership and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to the Partnership. Hallwood Commercial Real Estate, Inc. ("HCRE", formerly named Hallwood Management Company), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.

2.  ACCOUNTING POLICIES

    CONSOLIDATION

    The Partnership fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. As of December 31, 1996, all entities and Properties of the Partnership were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Partnership considers highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

    PROPERTY

    Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. The Partnership's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 10 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases.

    The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remedial feasibility study. Such accurals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.
    Partnership's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Partnership.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



2.  ACCOUNTING POLICIES - CONTINUED

    OTHER ASSETS

    Lease concessions and commissions are amortized over the terms of the respective leases. Leases in the Properties expire from 1997 to 2013.
    Loan costs are amortized over the terms of the respective loans. The loans mature between 2000 and 2011. Amortization of lease concessions, included in property operations revenues, was $144,000, $688,000 and $707,000 in 1996, 1995 and 1994, respectively. Amortization of lease commissions, included in property operations expense, was $1,880,000, $1,588,000 and $1,403,000 in 1996, 1995 and 1994, respectively. Amortization of loan costs, included in interest expense, was $453,000, $1,469,000 and $618,000 in 1996, 1995 and 1994, respectively.

    The following table sets forth the components of prepaid expenses and other assets, net on the balance sheet as of the dates indicated (in thousands):

                                                 December 31,
                                                ---------------
                                                 1996     1995
                                                ------   ------
               Prepaid real estate taxes        $  723   $  716
               Prepaid insurance                   472      553
               Mortgage receivable                  46      132
               Other deposits and prepaids         191      423
                                                ------   ------
                 Total                          $1,432   $1,824
                                                ======   ======


    INCOME TAXES

    Currently, the Partnership is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of the Partnership and subsidiary entities. These business and franchises taxes, included in general and administrative expenses, were $206,000, $8,000, and $6,000 in 1996, 1995, and 1994, respectively. The Partnership's tax returns are subject to examination by federal and state taxing authorities. If the Partnership's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize the Partnership as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on the Partnership.

    OTHER

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from such estimates.

    Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported net losses.


3.  TRANSACTIONS WITH RELATED PARTIES

    HRC receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, HRC is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



3.  TRANSACTIONS WITH RELATED PARTIES - CONTINUED

    HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 1999 and provide for (i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contract costs of each capital expenditure or tenant improvement project.

    HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                                     Entity
                                                     Paid or
                                                   Reimbursed              1996           1995            1994
                                                   ----------              ----           ----            ----
           Asset management fee                        HRC             $    450        $   446         $   434
           Property management fee                    HCRE                1,433          1,459           1,384
           Lease commissions (a)                      HCRE                2,888          1,501             801
           Construction fees                          HCRE                  382            270             259
           Acquisition fee                             HRC                   17              -               -
           Reimbursement of costs (b)                  HRC                2,321          1,992           2,030



         (a) As of February, 1997, $667,000 of the lease commissions accrued in 1996 had not been paid.

         (b) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for Partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.


4.  MORTGAGES PAYABLE

    Substantially all of the buildings in eleven of the Partnership's Properties were encumbered and pledged as collateral by six non-recourse mortgages aggregating $160,732,000 as of December 31, 1996. These mortgages have interest rates varying from 8.5% to 9.25%, with an effective average interest rate of 8.8% and mature between 2000 and 2011. Certain mortgages provide for variable interest rates. Cash interest payments were $14,947,000, $15,396,000, and $15,113,000 in 1996, 1995 and 1994,
    respectively.

    Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands), excluding First Maryland Building's mortgage principal forgiveness discussed below:

                                                             Total
                              Principal      Balloon        Mortgage
                              Payments       Payments       Payments
                              ---------      --------      ---------
          1997                 $  3,084     $   -          $   3,084
          1998                    3,399         -              3,399
          1999                    3,783         -              3,783
          2000                    3,998         6,054         10,052
          2001                    4,306         -              4,306
          Thereafter             34,400       101,708        136,108
                               --------     ---------      ---------
             Total             $ 52,970     $ 107,762      $ 160,732
                               ========     =========      =========

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



4.  MORTGAGES PAYABLE - CONTINUED


    NOMURA REFINANCING -

    On September 29, 1995, a newly formed limited partnership owned 99.9% by the Partnership entered into an agreement for an $88,400,000 loan with Nomura Asset Capital Corporation. The loan has a 25 year principal amortization period with an interest rate of 8.7% through October 10, 2005 and 13.7% thereafter. The non-recourse loan is secured by cross collateralized, cross defaulted, perfected first mortgage liens on Airport Plaza, Bellevue Corporate Plaza, about 65% of Corporate Square, about 92% of Fairlane Commerce Park, Montrose Office Center, Parklane Towers, and Raintree Industrial Park.


    FIRST MARYLAND BUILDING -

    Per the loan modification agreement described below, HRP is required to spend $2,700,000 for the costs of improvements and the lease commission for the lease renewal of First Maryland Building's major tenant. The tenant's previous lease was not scheduled to expire until mid-1997, however the tenant had been in negotiations with HRP since early 1996 in an effort to reduce their rental rate of $25 per square foot per annum, which was substantially above the prevailing market rate in downtown Baltimore, Maryland. Concurrently with the loan modification, HRP executed a revised ten-year lease with the tenant which calls for rents ranging from $15 to $17 per square foot per annum and increases their space from 62% to 71% of the property's net rentable space of approximately 343,000 square feet.

    On October 3, 1996, but effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an unchanged interest rate of LIBOR plus 3.25% (8.75% as of February 1997) and forgave $3,237,000 of the principal balance in addition to the $9,250,000 of forgiveness granted in September 1995, resulting in a loan principal balance of $25,552,000. Under this agreement, 49.9% of the property's net cash flow must be used to amortize the principal of the loan.

    For financial reporting purposes, the mortgage principal forgiveness is treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the the mortgage principal forgiveness remains on the balance sheet and is being amortized over the life of the loan. Interest expense is computed in such a way that a constant effective interest rate (currently equal to approximately 1.7%) is applied to the carrying amount of the loan.

    The contingent nature of the forgiveness that was part of the September 1995 loan modification was removed with the October 1996 loan modification. Accordingly, for federal income tax purposes, the total forgiveness of $12,487,000 will be reported as a gain to the partners of HRP on their 1996 Schedule K-1s. Based on available records, the General Partner believes that most individuals who were partners at the time of HRP's formation in November 1990 and certain other partners possibly have enough prior years' suspended losses to absorb a part, if not all, of this gain. Partners should consult their own tax advisor or preparer to assess the tax consequences of this transaction.


    EXECUTIVE PARK -

    Executive Park's mortgage notes matured on June 16, 1996. On October 8, 1996, the lender and HRP entered into a renewal and loan modification agreement, which extended the maturity date fifteen years to November 15, 2011 and set the initial interest rate at 8.87%. The notes are self-amortizing and include call options every three years for evaluation of financial performance. The interest rate may be adjusted, within certain parameters, at the call option dates.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



5.  LEASE AGREEMENTS

    The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $3,363,000, $3,902,000 and $2,932,000 in 1996, 1995 and
    1994, respectively. At December 31, 1996, the Properties, in the aggregate, were 90% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                   1997                       $   41,443
                   1998                           34,466
                   1999                           26,925
                   2000                           20,862
                   2001                           12,820
                   Thereafter                     52,741
                                               ---------
                     Total                     $ 189,257
                                               =========



    During 1996 and 1995, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 16% and 18% of revenues in 1996 and 1995, respectively. The Centers for Disease Control and Prevention, an agency of the U.S. Department of Health and Human Services, ("CDC") leases space in Corporate Square and Executive Park and contributed approximately 10% of 1996's revenues. First National Bank of Maryland leases space in the First Maryland Building and contributed 12% of 1995's revenues.

    As of December 31, 1996, Ford occupied approximately 283,000 square feet of office space under 14 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1997 and 2001 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1996, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

    The remaining tenants are not concentrated in any one industry, nor is the Partnership otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.

6.  PARTNERS' CAPITAL

    REVERSE SPLIT

    On February 27, 1995, the General Partner approved a one-for-five reverse split ("Reverse Split") of the outstanding Units of the Partnership ("Old Units"). The result is that each five Old Units as of the close of business on the effective date of March 3, 1995 were converted into one new unit ("New Units"). The New Units began trading on March 6, 1995 at the post-Reverse Split price. All references in the consolidated financial statements to the number of Units, per Unit amounts, and market prices of the Partnership's Units have been restated to reflect the effect of the Reverse Split.

    In anticipation of the need for cash to pay for fractional New Units, the General Partner purchased 30,000 New Units from the Partnership on March 6, 1995 for $11.875 per Unit. Unitholders received cash in lieu of fractional New Units as they exchanged their certificates that they held prior to the Reverse Split for new certificates. The cash paid to Unitholders for their fractional New Units was $11.875 (based on five times the average closing price of the Old Units on the American Stock Exchange for the five trading days preceding the Reverse Split's effective date). The fractional New Units were purchased by the Partnership. As a result of these transactions, the number of outstanding units decreased from 8,662,298 Old Units to 1,747,765 New Units. During the first quarter of 1995, the General Partner's capital account was adjusted for the above mentioned transactions in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996




6.  PARTNERS' CAPITAL - CONTINUED

    UNIT OPTIONS

    In a separate action taken by the Board of Directors of the General Partner on February 27, 1995, a Unit Option Plan providing for the grants of options ("Options") to certain executives was approved. The Unit Option Plan calls for up to an aggregate of 86,000 New Units to be available for issuance by the Partnership upon the exercise of such Options. As of December 31, 1996, none of the Options have been exercised. Also approved was a loan program that provides for the Partnership, under certain limited conditions, to loan to the optionees the amounts necessary to exercise the Options. These nonqualified options were granted at an exercise price of $11.875 (equal to five times the closing price on the American Stock Exchange on the date before the grant to give effect of the above mentioned Reverse Split), to vest to 100% by February 27, 1997 and expire after 10 years. The options are considered antidilutive and therefore are not included in the calculation of loss per Unit amounts.

    HRP has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the Options. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net loss and net loss per Unit for 1996 and 1995 would have been the pro forma amounts indicated below (in thousands except per Unit amounts):

                                                   1996            1995
                                                 ---------      ----------
      Net loss - as reported                    $  (9,428)     $   (9,789)
      Net loss - pro forma                         (9,623)        (10,146)
      Net loss per Unit - as reported               (5.50)          (5.55)
      Net loss per Unit - pro forma                 (5.61)          (5.76)


    The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.

    COMMISSION-FREE OFFER

    On June 5, 1995, the Partnership announced a commission-free program for Unitholders to sell their interest in the Partnership for holdings of less than 100 Units as of the record date of May 31, 1995. The offer allowed eligible Unitholders to sell all, but not less than all, of their Units to the Partnership without incurring any brokerage commissions. The offer will benefit the Partnership by reducing the annual Unitholder servicing costs incurred for tax reporting, printing, postage and transfer agent costs.

    Units were purchased by the Partnership on the first business day (the "Purchase Date") on which the Partnership determined that the Unit certificate was in proper form and that the Letter of Transmittal form was properly completed. The per Unit price paid by the Partnership was based on the average of the closing market prices of the Units for the five trading days immediately preceding the Purchase Date, as reported by The Wall Street Journal. On July 10, 1995 the offer expired. The Partnership acquired about 294,000 Units from over 16,600 Unitholders. As planned, the Partnership resold the acquired Units to Hallwood for the amount that the Partnership paid for the Units, approximately $4,100,000.

    UNIT PURCHASES

    HRP purchased, in private transactions, 74,760 Units for $1,776,000 in May 1996 and 449 Units for $12,000 in July 1996. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement. Accordingly, HRP's outstanding Units have decreased from 1,747,765 Units to 1,672,556 Units.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



7.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information based upon negotiations held by HRC with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS 107.

    Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities (approximately 8.8%) and has determined that they would equal approximately $159,096,000 and $166,851,000 (excluding the contingent forgiveness of debt discussed in Note 4) of estimated fair value as of December 31, 1996 and 1995, respectively.

    As of December 31, 1996 and 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.


8.  COMMITMENTS AND CONTINGENCIES

    LITIGATION

    On April 14, 1994, the Partnership reached an agreement to settle all claims arising out of a class action lawsuit originally filed in July 1990. In 1994, the Partnership incurred $8,198,000 of litigation and settlement cost expenses. The Partnership is from time to time involved in various legal proceedings in the ordinary course of its business. Management believes that the resolution of these matters will not have a material effect on the financial position, cash flow or operations of the Partnership.

    ASBESTOS

    Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of the asbestos at Parklane Towers is estimated to cost $1,700,000; however, it is not required to be removed since it is not friable and the Partnership has an Operations and Maintenance Program in place. Federal and state environmental legislation or regulations may have an impact on the future operations of Parklane Towers or certain other properties if such legislation or regulations require the immediate expenditure of funds to comply with applicable restrictions or requirements.

    RIGHTS PLAN

    The Partnership has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each Unit of the Partnership to holders of record at the close of business as of December 10, 1990. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Partnership's Units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such Units. The rights will expire on November 30, 2000. Each right will entitle the holder to buy one additional Unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Partnership Units or shares in an "acquiring entity" at half of market value. The Partnership will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its Units.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


 Set forth below is selected quarterly financial data for the years ended December 31, 1996 and 1995.

                                                                 Quarter Ending
                                                    -----------------------------------------------
                                                    March 31    June 30   September 30  December 31
                                                    --------    --------  ------------  -----------
                                                       (In thousands except per Unit amounts)
              1995
              ----
Total revenues                                      $ 12,432    $ 12,258    $ 12,277    $ 12,645

Property operations revenues less property
  operations expenses and recurring general
       and administrative expenses                     5,058       5,230       5,179       4,948

Net loss                                              (2,520)     (2,324)     (2,103)     (2,481)
Net loss per Unit                                      (1.43)      (1.35)      (1.24)      (1.48)

              1996
              ----

Total revenues                                      $ 12,809    $ 12,296    $ 12,837    $ 12,887

Property operations revenues less property
   operations expenses and recurring general
       and administrative expenses                     6,107       5,603       5,996       5,791

Loss before extraordinary item                        (2,185)     (2,654)     (2,273)     (1,912)
Net loss                                              (2,185)     (2,654)     (3,038)     (1,912)
Loss before extraordinary item per Unit                (1.25)      (1.50)      (1.30)      (1.07)
Net loss per Unit                                      (1.25)      (1.50)      (1.73)      (1.07)

                         HALLWOOD REALTY PARTNERS, L.P.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)




                                                                       Costs
                                                                     capitalized
                                                                    subsequent to
                                                  Initial cost       acquisition
                                                 ------------------ ------------
                                                        Buildings     Buildings
                                                           and          and
  Description (A)               Encumbrances     Land  improvements improvements
  ---------------               ------------     ----  ------------ ------------
 OFFICE PROPERTIES:
    Airport Plaza                  $    790   $  1,220   $  4,013   $    317

    Bellevue Corporate Plaza         15,808      7,428     17,617      2,722
    Corporate Square                 13,461      5,493     14,112      7,545
    Executive Park                   29,987     15,243     34,982     10,793
    First Maryland Building          25,460      2,100     43,772      2,619
    Montrose Office Center            6,422      5,096     15,754      3,583
    Parklane Towers                  23,712      3,420     37,592      3,163

 INDUSTRIAL PARK PROPERTIES:
    Bradshaw Business Parks           6,530      5,017     15,563      4,358
    Fairlane Commerce Park           20,946      5,300     18,080      5,140
    Joy Road Distribution Center       --          359      1,340      1,231
    Raintree Industrial Park         11,066      1,191     18,208      1,302
    Seattle Business Parks            6,550      4,953      8,730      3,871

 OFFICE EQUIPMENT                      --         --         --           84
                                   --------   --------   --------   --------
    TOTAL                          $160,732   $ 56,820   $229,763   $ 46,728
                                   ========   ========   ========   ========



                                        Gross amount at which
                                      carried at close of period
                                    -------------------------------
                                              Buildings               Accumulated
                                                 and                  depreciation    Date
 Description (A)                     Land    improvements   Total (B)    (B)(C)     acquired
 ---------------                   --------- ------------  ----------  ---------   ------------
 OFFICE PROPERTIES:
    Airport Plaza                  $  1,220   $  4,330      $  5,550   $  4,701     4/30/87


    Bellevue Corporate Plaza          7,428     20,339        27,767      4,215     6/30/88
    Corporate Square                  5,493     21,657        27,150     12,674     8/2/85 & 10/1/92
    Executive Park                   15,243     45,775        61,018     32,308     12/19/85
    First Maryland Building           2,100     46,391        48,491     25,119     6/29/84
    Montrose Office Center            5,096     19,337        24,433      6,833     1/8/88
    Parklane Towers                   3,420     40,755        44,175     27,922     12/16/84

 INDUSTRIAL PARK PROPERTIES:
    Bradshaw Business Parks           5,017     19,921        24,938     10,348     9/24/85
    Fairlane Commerce Park            5,300     23,220        28,520      9,474     12/30/86 & 7/1/87
    Joy Road Distribution Center        359      2,571         2,930        103     2/14/96
    Raintree Industrial Park          1,191     19,510        20,701      9,250     7/17/86
    Seattle Business Parks            4,953     12,601        17,554      7,455     4/24/86

 OFFICE EQUIPMENT                      --           84            84         32     various
                                   --------   --------      --------   --------

    TOTAL                          $ 56,820   $276,491      $333,311   $150,434
                                   ========   ========      ========   ========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)


 (A) PROPERTY LOCATIONS ARE AS FOLLOWS:

       Office Building Properties:
        Airport Plaza - San Diego, California
        Bellevue Corporate Plaza - Bellevue, Washington
        Corporate Square - Atlanta, Georgia
        Executive Park - Atlanta, Georgia
        First Maryland Building - Baltimore, Maryland
        Montrose Office Center - Rockville, Maryland
        Parklane Towers - Dearborn, Michigan

       Industrial Park Properties:
        Bradshaw Business Parks - Sacramento and Rancho Cordova, California Fairlane Commerce Park - Dearborn, Michigan
        Joy Road Distribution Center - Detroit, Michigan
        Raintree Industrial Park - Solon, Ohio
        Seattle Business Parks - Kent and Tukwila, Washington


     (B)  RECONCILIATION OF CARRYING COSTS (in thousands):

                                                           Accumulated
                                                 Cost      Depreciation
                                               ---------   ------------
             Balance, January 1, 1994          $ 332,333    $ 112,623

                 Additions                         3,459       17,957
                 Retirements                      (3,289)      (3,289)
                                               ---------    ---------

             Balance, December 31, 1994          332,503      127,291

                 Additions                         4,477       17,423
                 Retirements                      (6,502)      (6,502)
                                               ---------    ---------

             Balance, December 31, 1995          330,478      138,212

                 Additions                         7,697       17,086
                 Retirements                      (4,864)      (4,864)
                                               ---------    ---------

             Balance, December 31, 1996        $ 333,311    $ 150,434
                                               =========    =========

    (C)  COMPUTATION OF DEPRECIATION:

         Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 10 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the term of the respective leases. Accumulated depreciation also includes loss reserves established for anticipated losses on future dispositions.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Partnership has no officers or directors. HRC, as general partner of the Partnership, performs all functions ordinarily performed by officers and directors. HRC was incorporated in Delaware in January 1990.

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF HRC -

ANTHONY J. GUMBINER, 52, CHAIRMAN OF THE BOARD AND DIRECTOR OF HRC
   Mr. Gumbiner has served as Chairman of the Board of Directors of Hallwood since 1981 and as its Chief Executive Officer since April 1984. He has served as Chairman of the Board of Directors from May 1984 to November 1996 and Chief Executive Officer since February 1987 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He has also served as the managing director of Hallwood Holdings S.A. ("HHSA") since March 1984; as a director of HRC since 1990; as a director of Hallwood Consolidated Resources Corporation ("HCRC") since 1992; and as a director of ShowBiz Pizza Time, Inc. ("ShowBiz") since September 1988. Mr. Gumbiner is also a Solicitor of the Supreme Court of Judicature of England.

BRIAN M. TROUP, 49, DIRECTOR OF HRC
   Mr. Troup has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986. Mr. Troup has served as a director of the general partner of HEP since May 1984. He also has served as a director of HCRC since 1992; as a director of HHSA since March 1984; as a director of HRC since 1990; and as a director of ShowBiz since September 1988. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

WILLIAM L. GUZZETTI, 53, PRESIDENT AND DIRECTOR OF HRC
   Mr. Guzzetti has been President and a director of HRC since January 1990.
   He has served as Executive-Vice President of Hallwood since October 1989 and as President and a director of HCRC since 1992. Mr. Guzzetti has been President and a director of the general partner of HEP since February 1985.

JOHN G. TUTHILL, 53, EXECUTIVE VICE PRESIDENT AND SECRETARY
   Mr. Tuthill has been the Executive Vice President and Secretary of HRC since January 1990. Mr. Tuthill joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

JEFFREY D. GENT, 49, VICE PRESIDENT - FINANCE
   Mr. Gent has been the Vice President-Finance of HRC since March 1990, having previously served as Vice President - Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 55, DIRECTOR OF HRC
   Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree.

WILLIAM F. FORSYTH, 47, DIRECTOR OF HRC
   Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 53, DIRECTOR OF HRC
   Mr. Story has been President and Chief Executive Officer of SOCO International, Inc., an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

UDO H. WALTHER, 49, DIRECTOR OF HRC
   Mr. Walther has been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. since 1991. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)

Section 16(a) of the Securities and Exchange Act of 1934 requires a registrant's officers and directors, if any, and persons who own more than ten percent of a registered class of the Partnership's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership, or written representations that no Forms 5 were required, the Partnership believes that during the period January 1, 1996 to December 31, 1996, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

HRC does not have a compensation committee and compensation decisions are made by the Board of Directors of HRC. During 1996, Messrs. Gumbiner, Troup and Guzzetti served on the Board of Directors of HRC and the compensation committee of Hallwood Energy. Mr. Gumbiner is also Chief Executive Officer of Hallwood, HRC and the general partner of HEP. Mr. Troup is also President and Chief Operating Officer of Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of HRC, Chief Operating Officer and President of the general partner of HEP, and Executive Vice President of Hallwood. Messrs. Crisp and Forsyth were each paid $20,000 in each of the three years ended December 31, 1996 for director fees. Messrs. Story and Walther were each paid $20,000 in 1996 and 1995 and $10,000 in 1994 for director fees.

HRC receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, HRC is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 1999 and provide for
(i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contract costs of each capital expenditure or tenant improvement project.

HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                    Entity
                                    Paid or
                                   Reimbursed             1996            1995            1994
                                   ----------           --------         -------         -------
Asset management fee                  HRC               $    450         $   446         $   434
Property management fee               HCRE                 1,433           1,459           1,384
Lease commissions (a)                 HCRE                 2,888           1,501             801
Construction fees                     HCRE                   382             270             259
Acquisition fee                       HRC                     17               -               -
Reimbursement of costs (b)            HRC                  2,321           1,992           2,030


      (a) As of February, 1997, $667,000 of the lease commissions accrued in 1996 had not been paid.

      (b) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for Partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of HRC (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the three other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                            Long Term
                                                                Annual Compensation                    Compensation Awards
                                          -----------------------------------------------------------------------------------
                                                                                    Other Annual      Securities Underlying
Name and Principal Position                Year        Salary (a)       Bonus     Compensation (b)       Options/SARs (c)
---------------------------                ----        ----------       -----     ----------------  -------------------------
Anthony J. Gumbiner                        1996      $     -         $    -          $     -                -
  Chairman of the Board and                1995            -              -                -             25,800
  Chief Executive Officer                  1994            -              -                -                -

William L. Guzzetti                        1996          200,000         8,333             -                 -
  President and Chief                      1995          200,000         8,333             -             15,000
  Operating Officer                        1994          200,000         8,333             -                 -

John G. Tuthill                            1996          150,360        46,265            3,345              -
  Executive Vice President                 1995          150,360         6,265            8,556          13,000
  and Secretary                            1994          150,000         6,250            8,969              -

Jeffrey D. Gent                            1996           90,360        15,648            2,317              -
  Vice President - Finance                 1995           90,360         5,648            6,356           7,000

-------------

    (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

    (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.

    (c) Represents the number of options granted for Partnership Units under a February 1995 plan - see Note 6 to the Consolidated Financial Statements. Other than this plan, HRC and HRP do not have any long term compensation awards and payouts, such as a stock option plan or restricted stock awards.

The following table discloses for each of the executive officers of HRC, who have been granted options to purchase securities of HRP the number of such options heldby each of the executive officers and the potential realizable values for their options at December 31, 1996. None of the executive officers exercised any options during the year ended December 31, 1996 and HRP has not granted SARs.

                    AGGREGATED OPTION/SAR EXERCISES IN 1996
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1996

                                                                                      Value of Unexercised
                                                  Number of Unexercised                   In-the-Money
                                                     Options/SARs at                     Options/SARs at
                                Units               December 31, 1996                    December 31, 1996
                               Acquired     ---------------------------------   --------------------------------
Name                         on Exercise     Exercisable     Unexercisable       Exercisable       Unexercisable
----                         -----------     -----------     --------------      -----------       -------------
Anthony J. Gumbiner               0              17,200           8,600          $421,400           $210,700
William L. Guzzetti               0              10,000           5,000           245,000            122,500
John G. Tuthill                   0               8,666           4,334           212,317            106,183
Jeffrey D. Gent                   0               4,666           2,334           114,317             57,183

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 14, 1997 concerning the number of Units of the Partnership owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the Units outstanding on such date, (2) each director and (3) the present directors and executive officers of HRC as a group:

                                               Amount                Percent
Name and Address of                          Beneficially              of
Beneficial  Owner                             Owned (a)               Class
---------------------                       -------------          -----------
The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219                           413,040                 24.7%

Gotham Partners, L.P.
237 Park Avenue, 9th Floor
New York, NY   10017                          247,994                 14.8%

Alan G. Crisp **                                    -                    -

William F. Forsyth **                               -                    -

Anthony J. Gumbiner **                         25,800 (b)              1.5% (b)

William L.  Guzzetti **                        15,100 (c)               *   (c)

Edward T. Story **                                  -                    -

Brian M. Troup **                              17,200 (d)              1.0% (d)

Udo H. Walther **                                   -                    -

All directors and executive officers
as a group (9 persons)                         78,100 (e)              4.7% (e)

--------------------

*  Represents less than l% of the outstanding Units.

** Represents the following address: c/o Hallwood Realty Corporation,
   3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

    (a) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the Units reported.

    (b)  Comprised of currently exercisable options to purchase 25,800 Units.

    (c)  Includes currently exercisable options to purchase 15,000 Units.

    (d)  Comprised of currently exercisable options to purchase 17,200 Units.

    (e)  Includes currently exercisable options to purchase 78,000 Units.




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information covered by this item, see Notes 3 and 6 to the Registrant's financial statements included in Item 8 hereof.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)  Financial Statements.

     See Index contained in Item 8.

(2)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1996 or in 1997 prior to the filing of this Form 10-K for the year ended December 31, 1996.

(3)  Exhibits and Reports on Form 8-K.

     The response to this portion of Item 14 is incorporated by reference as detailed in the Exhibit Index.

(4)  Financial Statement Schedules.

     See Index contained in Item 8.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HALLWOOD REALTY PARTNERS, L.P.
                                       BY: HALLWOOD REALTY CORPORATION
                                           GENERAL PARTNER


DATE: March 14, 1997                   BY:   /s/ WILLIAM L.  GUZZETTI
                                          -------------------------------------
                                          William L. Guzzetti
                                          President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1996, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

              Signature                          Title
              ---------                          -----
/s/ ANTHONY J.  GUMBINER                Chairman of the Board and Director,
-------------------------------------   Hallwood Realty Corporation
Anthony J. Gumbiner                     (Chief Executive Officer)


/s/ WILLIAM L.  GUZZETTI                President and Director,
-------------------------------------   Hallwood Realty Corporation
William L. Guzzetti                     (Chief Operating Officer)



/s/ JOHN G.  TUTHILL                    Executive Vice President and Secretary,
-------------------------------------   Hallwood Realty Corporation
John G. Tuthill


/s/ JEFFREY D.  GENT                    Vice President - Finance,
-------------------------------------   Hallwood Realty Corporation
Jeffrey D. Gent                         (Chief Accounting Officer)



/s/ALAN G. CRISP                        Director,
-------------------------------------   Hallwood Realty Corporation
Alan G. Crisp


/s/ WILLIAM F.  FORSYTH                 Director,
-------------------------------------   Hallwood Realty Corporation
William F. Forsyth


/s/ EDWARD T.  STORY                    Director,
-------------------------------------   Hallwood Realty Corporation
Edward T. Story


/s/ BRIAN M.  TROUP                     Director,
-------------------------------------   Hallwood Realty Corporation
Brian M. Troup


/s/ UDO H.  WALTHER                     Director,
-------------------------------------   Hallwood Realty Corporation
Udo H. Walther

                         HALLWOOD REALTY PARTNERS, L.P.
                                 EXHIBIT INDEX


Exhibit
Number                                          Exhibit
------                                          -------
 3.1   (a)        Certificate of Limited Partnership of Hallwood Realty Partners, L.P., dated January 10, 1990.

 3.2   (a)        Amended and Restated Agreement of Limited Partnership of Hallwood Realty Partners, L.P., dated June
                  7, 1990.

 4.1              Unit Purchase Rights Agreement, dated as of November 30, 1990, between the Partnership and The
                  First National Bank of Boston, as Rights Agent (filed as part of Exhibit 1 to Current Report of
                  Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File No.1 -
                  10643).  (4.1)

10.1 (b)          Management Agreement between Equitec/San Diego  and Hallwood Management Company dated July 1, 1994.

10.2 (b)          Management Agreement between Equitec/Bellevue Investors and Hallwood Management Company dated July
                  1, 1994.

10.3 (b)          Management Agreement between BBP General Partnership and Hallwood Management Company dated July 1,
                  1994.

10.4 (b)          Management Agreement between Hallwood Real Estate Investors Fund XV and Hallwood Management Company
                  dated July 1, 1994.

10.5 (b)          Management Agreement between Executive Park Ventures and Hallwood Management Company dated July 1,
                  1994.

10.6 (b)          Management Agreement between Equitec Dearborn Real Estate Investors and Hallwood Management Company
                  dated July 1, 1994.

10.7 (b)          Management Agreement between Hallwood Income Real Estate Investors A and Hallwood Management
                  Company dated July 1, 1994.

10.8 (b)          Management Agreement between Hallwood Real Estate Investors Fund XVI Hallwood Management Company
                  dated July 1, 1994.

10.9 (b)          Management Agreement between First Associates Limited Partnership and Hallwood Management Company
                  dated July 1, 1994.

10.10 (b)         Management Agreement between Montrose Center Limited Partnership and Hallwood Management Company
                  dated July 1, 1994.

                         HALLWOOD REALTY PARTNERS, L.P.
                          EXHIBIT INDEX - (Continued)



Exhibit
Number                                          Exhibit
------                                          -------
10.11 (b)         Management Agreement between Hallwood Real Estate Investors Fund XIV and Hallwood Management
                  Company dated July 1, 1994.

10.12 (b)         Management Agreement between Hallwood Real Estate Investors Fund XVI and Hallwood Management
                  Company dated July 1, 1994.

10.13 (b)         Management Agreement between SBP General and Hallwood Management Company dated July 1, 1994.

10.14 (b)         1995 Unit Option Plan for Hallwood Realty Partners, L.P.

10.15 (b)         1995 Unit Option Plan Loan Program for Hallwood Realty Partners, L.P.

10.16             Loan Agreement between Hallwood 95, L.P. and Nomura Asset Capital Corporation.  (Incorporated by
                  reference from exhibit 2.1 filed with Current Report on Form 8-K dated September 29, 1995.)

10.17             Amended and Restate Agreement of Limited Partnership of Hallwood 95, L.P. (Incorporated by
                  reference from exhibit 10.17 filed with Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995.)

27                Financial Data Schedule

__________

(a)      Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the
         Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.

(b)      Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Second Restated Certificate of Incorporation of The
                            Hallwood Group Incorporated, is incorporated herein by
                            reference to Exhibit 4.2 to the Company's Form S-8
                            Registration Statement, File No. 33-63709.
           3.2           -- Restated Bylaws of the Company, as currently in effect, including all amendments thereto, is incorporated herein
                            by reference to Exhibit 3.4 to the Company's Form 10-K
                            for the fiscal year ended July 31, 1992, File No. 1-8303.
           4.1           -- Indenture Agreement, dated as of April 14, 1983, among
                            Atlantic Metropolitan Corporation, Atlantic Metropolitan
                            (U.K.) plc and The Law Debenture Trust Corporation plc,
                            as Trustee, relating to the 12% Convertible Notes due
                            July 31, 1997 of Anglo Metropolitan (U.K.) plc is
                            incorporated herein by reference to Exhibit 4.4 to
                            Atlantic Metropolitan Corporation's Form 10-K for the
                            fiscal year ended July 31, 1983, File No. 1-8303.
           4.2           -- Indenture Agreement, and related Pledge Agreement, dated as of March 2, 1993, among Norwest Bank Minnesota,
                            National Association, Trustee, and the Company, regarding
                            7% Collateralized Senior Subordinated Debentures due July
                            31, 2000, is incorporated herein by reference to Exhibit
                            4.2 to the Company's Form 10-Q for the fiscal quarter
                            ended January 31, 1993, File No. 1-8303.
           4.3           -- Indenture, dated as of May 1, 1989, between the Company and The Bank of New York, as Trustee, is incorporated
                            herein by reference to Exhibit T3C to the Company's
                            Application for Qualification of Indenture on Form T-3,
                            Registration No. 22-19326.
          10.1           -- Consulting Agreement with Robert L. Lynch is incorporated herein by reference to Exhibit 10.2 to Umet Properties
                            Corporation's Registration Statement on Form S-11, File
                            No. 2-73345.
          10.2           -- Amendment to Consulting Agreement with Robert L. Lynch, effective October 1, 1982, is incorporated herein by
                            reference to Exhibit 10.4 to Umet Properties
                            Corporation's Form 10-K for the fiscal year ended
                            November 30, 1982, File No. 1-8384.
          10.3           -- Amended and Restated Agreement, dated March 30, 1990,
                            between the Company and Stanwick Management Company, Inc.
                            (subsequently merged into its parent, Stanwick Holdings,
                            Inc.) concerning the allocation of costs and expenses
                            incurred in connection with the operation and management
                            of their common offices is incorporated herein by
                            reference to Exhibit 10.30 to the Company's Form 10-Q for
                            the fiscal quarter ended April 30, 1990, File No. 1-8303.
          10.4*          -- Employment Agreement, dated January 1, 1994, between the
                            Company and Melvin John Melle, as incorporated by
                            reference to Exhibit 10.9 to the Company's Form 10-K for
                            the fiscal year ended July 31, 1994, File No. 1-8303.
          10.5           -- Agreement, dated December 18, 1987, between the Company,
                            Grainger Trust plc, Atlantic Metropolitan (U.K.) plc and
                            Alan George Crisp, relating to the sale by the Company of
                            Atlantic Metropolitan (U.K.) plc is incorporated herein
                            by reference to Exhibit 2.1 to the Company's Form 8-K
                            dated January 6, 1988, File No. 1-8303.
          10.6           -- Tax Sharing Agreement, dated as of March 15, 1989,
                            between the Company and Brookwood Companies Incorporated
                            is incorporated herein by reference to Exhibit 10.25 to
                            the Company's Form 10-K for the fiscal year ended July
                            31, 1989, File No. 1-8303.
          10.7           -- Amended Tax-Favored Savings Plan Agreement of the
                            Company, effective as of February 1, 1992, is
                            incorporated herein by reference to Exhibit 10.33 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1992, File No. 1-8303.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.8           -- Hallwood Special Bonus Agreement, dated as of August 1,
                            1993, between the Company and all members of its control
                            group that now, or hereafter, participate in the Hallwood
                            Tax Favored Savings Plan and its related trust, and those
                            employees who, during the plan year of reference are
                            highly-compensated employees of the Company, is
                            incorporated herein by reference to Exhibit 10.34 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1994, File No. 1-8303.
          10.9           -- Credit Agreement and Guaranty, dated as of December 9,
                            1992, among Brookwood Companies Incorporated as Borrower,
                            the Guarantor signatory hereto, the Banks signatory
                            hereto and The Chase Manhattan Bank, N.A., as Agent; and
                            the First Amendment to Credit Agreement and Guaranty,
                            dated as of March 31, 1993, is incorporated herein by
                            reference to Exhibit 10.55 to the Company's 10-Q for the
                            quarter ended April 30, 1993, File No. 1-8303.
          10.10          -- Second Amendment to Credit and Guaranty, dated as of
                            September 27, 1994, among Brookwood Companies
                            Incorporated, as Borrower, Kenyon Industries, Inc., as
                            Guarantor and The Chase Manhattan Bank, N.A., as Bank and
                            as Agent for the Banks, is incorporated herein by
                            reference to Exhibit 10.56 to the Company's Form 10-K for
                            the fiscal year ended July 31, 1994, File No. 1-8303.
          10.11          -- Third Amendment to Credit and Guaranty, dated as of June
                            23, 1995, among Brookwood Companies Incorporated, as
                            Borrower, Kenyon Industries, Inc., as Guarantor and The
                            Chase Manhattan Bank, N.A., as Bank and as Agent for the
                            Banks, is incorporated herein by reference to Exhibit
                            10.15 to the Company's Form 10-K for the fiscal year
                            ended July 31, 1995, File No. 1-8303.
          10.12          -- WCMA Note and Loan Agreement and Pledge and Collateral
                            Assignment of Securities Account and Securities, dated as
                            of April 19, 1994 between the Company and Merrill Lynch
                            Business Financial Services, Inc.; and Amendment to Loan
                            Documents, dated September 8, 1994, is incorporated
                            herein by reference to Exhibit 10.58 to the Company's
                            Form 10-K for the fiscal year ended July 31, 1994, File
                            No. 1-8303.
          10.13*         -- Employment Agreement, dated as of April 1, 1992, between the Company's Hallwood Monaco SAM subsidiary and Anthony
                            J. Gumbiner, is incorporated herein by reference to
                            Exhibit 10.59 to the Company's Form 10-K for the fiscal
                            year ended July 31, 1994, File No. 1-8303.
          10.14*         -- Financial Consulting Agreement, dated as of August 1,
                            1994, between the Company and Hallwood Financial
                            Corporation, is incorporated herein by reference to
                            Exhibit 10.60 to the Company's Form 10-K for the fiscal
                            year ended July 31, 1994, File No. 1-8303.
          10.15*         -- Financial Consulting Agreement, dated as of June 30,
                            1994, between the Company and Hallwood Petroleum, Inc.,
                            is incorporated herein by reference to Exhibit 10.61 to
                            the Company's Form 10-K for the fiscal year ended July
                            31, 1994, File No. 1-8303.
          10.16*         -- Agreement, dated as of January 1, 1993, between Hallwood
                            Investment Company and Brian Michael Troup, is
                            incorporated herein by reference to Exhibit 10.20 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1995, File No. 1-8303.
          10.17          -- Financial and Management Consulting Services Agreement,
                            between ShowBiz Pizza Time, Inc. and the Company, dated
                            December 1988, is incorporated herein by reference to
                            Exhibit 10.21 to the Company's Form 10-K for the fiscal
                            year ended July 31, 1995, File No. 1-8303.
          10.18*         -- 1995 Stock Option Plan for The Hallwood Group
                            Incorporated is incorporated herein by reference to
                            Exhibit 4.1 of the Company's Form S-8 Registration
                            Statement, File No. 33-63709.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          10.19          -- Fourth Amendment and Waiver of Credit Agreement and
                            Guaranty, dated as of December 31, 1995, among Brookwood
                            Companies Incorporated and subsidiaries, as borrower, and
                            The Chase Manhattan Bank N.A., as Bank and Agents for the
                            Banks, is incorporated herein by reference to Exhibit
                            10.16 to the Company's 10-Q for the two months and five
                            months ended December 31, 1995, File No. 1-8303.
          10.20          -- Credit Agreement, dated as of December 10, 1996, among
                            HEPGP Ltd., as borrower, the Company, as a guarantor,
                            Hallwood G.P., Inc., as a guarantor, and First Union
                            National Bank of North Carolina, as lender, is filed
                            herewith.
          10.21          -- Credit Agreement, dated as of January 7, 1997, among
                            Brookwood Companies Incorporated, Kenyon Industries, Inc.
                            and Brookwood Laminating, Inc., as borrower, and The Bank
                            of New York, as Bank, is filed herewith.
          10.22*         -- Financial Consulting Agreement, dated as of December 31,
                            1996, between the Company and HSC Financial Corporation,
                            is filed herewith.
          10.23*         -- Financial Consulting Agreement, dated as of December 31,
                            1996, between the Company and Hallwood Petroleum, Inc.,
                            is filed herewith.
          11             -- Statement Regarding Computation of Per Share Earnings.
          22             -- Active Subsidiaries of the Registrant as of February 28,
                            1997.
          27             -- Financial Data Schedule.

---------------

* Constitutes a compensation plan or agreement for executive officers.