Form 10-Q
period 1997-03-31
HALLWOOD GROUP INC
filed 1997-05-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q



MARK ONE

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  ________________ TO __________________


FOR THE PERIOD ENDED MARCH 31, 1997             COMMISSION FILE NUMBER:  1-8303


                            ----------------------

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                            ----------------------




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


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X   No _____

                 1,566,294 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 1997.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


     ITEM NO.                          PART I - FINANCIAL INFORMATION                               PAGE
     --------                          ------------------------------                               ----
        1          Financial Statements (Unaudited):

                   Consolidated Balance Sheets as of March 31, 1997
                      and December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . .          3-4

                   Consolidated Statements of Operations for the
                      Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . .          5-6

                   Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . .            7

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .         8-15

        2          Managements's Discussion and Analysis of
                      Financial Condition and Results of Operations   . . . . . . . . . . . .        16-20



                                               PART II - OTHER INFORMATION
                                               ---------------------------

     1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        21-30


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    1997           1996
                                                                                  --------       --------
ASSET MANAGEMENT
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,929       $  7,007
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          997          1,220
                                                                                  --------       --------
                                                                                     7,926          8,227

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .        8,783          8,928
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        2,864          2,426
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,779          1,664
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .          560            548
                                                                                  --------       --------
                                                                                    13,986         13,566
                                                                                  --------       --------

          Total asset management assets . . . . . . . . . . . . . . . . . . .       21,912         21,793

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,192         13,094
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,956         17,188
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,813          8,791
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,009          1,037
                                                                                  --------       --------
                                                                                    45,970         40,110
   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,120         15,568
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        2,100          2,076
                                                                                  --------       --------
                                                                                    17,220         17,644
                                                                                  --------       --------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       63,190         57,754

ASSOCIATED COMPANY
      Investment in ShowBiz Pizza Time, Inc..   . . . . . . . . . . . . . . .           --         16,945

OTHER
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .       34,353          7,495
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,871            573
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        2,040         11,000
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,160          1,236
                                                                                  --------       --------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .       40,424         20,304
                                                                                  --------       --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $125,526       $116,796
                                                                                  ========       ========




          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1997             1996
                                                                                 --------         --------
ASSET MANAGEMENT
   REAL ESTATE
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .    $    605         $    490
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         500              500
                                                                                 --------         --------
                                                                                    1,105              990
   ENERGY
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .       3,527            2,531
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .       3,510            4,432
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,444            2,361
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .         510            1,223
                                                                                 --------         --------
                                                                                    8,991           10,547
                                                                                 --------         --------
          Total asset management liabilities  . . . . . . . . . . . . . . . .      10,096           11,537

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,450           11,200
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .      12,707            8,678
                                                                                 --------         --------
                                                                                   26,157           19,878
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,683           12,281
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .       1,576            1,976
                                                                                 --------         --------
                                                                                   13,259           14,257
                                                                                 --------         --------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .      39,416           34,135

ASSOCIATED COMPANY
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .       2,355              870
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           11,000
                                                                                 --------         --------
          Total associated company liabilities  . . . . . . . . . . . . . . .       2,355           11,870

OTHER
      13.5% Subordinated Debentures   . . . . . . . . . . . . . . . . . . . .      25,672           25,672
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .      24,745           24,892
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .       4,114            1,906
                                                                                 --------         --------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .      54,531           52,470
                                                                                 --------         --------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .     106,398          110,012

REDEEMABLE PREFERRED STOCK
      Series B, 250,000 shares issued and outstanding;
           stated at redemption value . . . . . . . . . . . . . . . . . . . .       1,000            1,000

STOCKHOLDERS' EQUITY
      Preferred stock, 250,000 shares issued and outstanding as Series B  . .          --               --
      Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,566,294 and 1,298,509 shares, respectively  . . . . .         160              160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .      54,823           57,306
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .     (36,109)         (44,490)
      Treasury stock, 30,910 and 298,695 shares, respectively, at cost  . . .        (746)          (7,192)
                                                                                 --------         --------

          TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .      18,128            5,784
                                                                                 --------         --------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $125,526         $116,796
                                                                                 ========         ========




          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                   1997             1996
                                                                                  --------        -------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    973        $ 1,009
      Equity income (loss) from investments in HRP  . . . . . . . . . . . . .           90           (494)
                                                                                  --------        -------
                                                                                     1,063            515

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          535            330
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          168            168
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           40             17
                                                                                  --------        -------
                                                                                       743            515
                                                                                  --------        -------
          Income from real estate operations  . . . . . . . . . . . . . . . .          320             --

   ENERGY
      Gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,062          1,182
      Oil revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          625            672
      Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           78             28
                                                                                  --------        -------
                                                                                     1,765          1,882

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          328            382
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .          309            469
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          275            247
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          120            141
      Minority interest   . . . . . . . . . . . . . . . . . . . . . . . . . .           --            115
                                                                                  --------        -------
                                                                                     1,032          1,354
                                                                                  --------        -------
          Income from energy operations . . . . . . . . . . . . . . . . . . .          733            528
                                                                                  --------        -------
          Income from asset management operations . . . . . . . . . . . . . .        1,053            528

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,505         18,170

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,370         15,602
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        2,261          2,110
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          242            156
                                                                                  --------        -------
                                                                                    22,873         17,868
                                                                                  --------        -------
          Income from textile products operations . . . . . . . . . . . . . .          632            302





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  -----------------------
                                                                                    1997           1996
                                                                                  --------        -------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  5,857        $ 5,570

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,528          4,551
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          689            563
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          365            138
                                                                                  --------        -------
                                                                                     5,582          5,252
                                                                                  --------        -------
          Income from hotel operations  . . . . . . . . . . . . . . . . . . .          275            318
                                                                                  --------        -------

          Income from operating subsidiaries  . . . . . . . . . . . . . . . .          907            620

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . .       19,327            808

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,863            166
                                                                                  --------        -------

          Income from associated company  . . . . . . . . . . . . . . . . . .       17,464            642

OTHER
      Interest on short-term investments and other income   . . . . . . . . .          192             74
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          106            106
                                                                                  --------        -------
                                                                                       298            180

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,106          1,026
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          640            494
                                                                                  --------        -------
                                                                                     1,746          1,520
                                                                                  --------        -------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,448)        (1,340)
                                                                                  --------        -------

      Income before income taxes  . . . . . . . . . . . . . . . . . . . . . .       17,976            450
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,595            142
                                                                                  --------        -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,381        $   308
                                                                                  ========        =======
PER COMMON SHARE (PRIMARY)
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   5.25        $  0.23
                                                                                  ========        =======





          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  1997              1996
                                                                               ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   8,381          $    308
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Gain from sale of investment in ShowBiz   . . . . . . . . . . . . . . .    (18,188)               --
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . .      8,960                63
      Accrual of ShowBiz Participation Amount   . . . . . . . . . . . . . . .      1,675                --
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .      1,467             1,485
      Undistributed income from HEP . . . . . . . . . . . . . . . . . . . . .     (1,139)           (1,222)
      Equity in net (income) of  ShowBiz  . . . . . . . . . . . . . . . . . .     (1,095)             (808)
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . .        855               769
      Distributions from HEP  . . . . . . . . . . . . . . . . . . . . . . . .        529               748
      Equity in net (income) loss of HRP  . . . . . . . . . . . . . . . . . .        (90)              494
      Amortization of deferred gain from debenture exchange   . . . . . . . .       (147)             (142)
      Net change in textile products assets and liabilities   . . . . . . . .     (1,826)              299
      Net change in other assets and liabilities  . . . . . . . . . . . . . .      1,100            (1,669)
      Net change in energy assets and liabilities   . . . . . . . . . . . . .        (76)             (140)
                                                                               ---------          --------

          Net cash provided by operating activities . . . . . . . . . . . . .        406               185

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sale of investment in ShowBiz  . . . . . . . . . . . . .     40,235                --
   Purchase of minority shares of HEC   . . . . . . . . . . . . . . . . . . .       (648)               --
   Investments in textile products property and equipment   . . . . . . . . .       (306)             (222)
   Capital expenditures for hotels and real estate  . . . . . . . . . . . . .       (240)             (387)
   Net change in restricted cash for investing activities   . . . . . . . . .       (160)              (25)
   Investments in energy property and equipment   . . . . . . . . . . . . . .        (26)              (17)
   Investment in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                (3)
                                                                               ---------          --------

          Net cash provided by (used in) investing activities . . . . . . . .     38,855              (654)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . .      2,250                --
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . .    (12,140)           (1,156)
   Escrow of ShowBiz Participation Amount   . . . . . . . . . . . . . . . . .     (2,513)               --
                                                                               ---------          --------

          Net cash (used in) financing activities . . . . . . . . . . . . . .    (12,403)           (1,156)
                                                                               ---------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .     26,858            (1,625)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .      7,495             3,339
                                                                               ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .  $  34,353          $  1,714
                                                                               =========          ========




          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

         Interim Consolidated Financial Statements. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1996.

         Accounting Policies. Statement of Financial Standards No. 128, "Earnings Per Share," specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of this statement will not have a material impact on the earnings per share presented herein.

2. INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):


                                              AS OF MARCH 31, 1997           AMOUNT AT              INCOME (LOSS) FROM
                                              --------------------       WHICH CARRIED AT           INVESTMENTS FOR THE
                                                           COST OR    ----------------------    THREE MONTHS ENDED MARCH 31,
      BUSINESS SEGMENTS AND                   NUMBER OF   ASCRIBED    MARCH 31,  DECEMBER 31,   ----------------------------
    DESCRIPTION OF INVESTMENT                   UNITS      VALUE        1997        1996           1997                1996
    -------------------------                 ---------   --------    ---------  ------------   ---------             ------
    ASSET MANAGEMENT
    REAL ESTATE AFFILIATE
       HALLWOOD REALTY PARTNERS, L.P.(A)
       - General partner interest   . . . .         --     $ 8,650     $ 4,949     $ 5,117        $     --            $ (78)
       - Limited partner interest   . . . .    413,040       5,381       1,980       1,890              90             (416)
                                                           -------     -------     -------        --------             -----

           Totals . . . . . . . . . . . . .                $14,031     $ 6,929     $ 7,007        $     90            $(494)
                                                           =======     =======     =======        ========            =====

    ASSOCIATED COMPANY
       SHOWBIZ PIZZA TIME, INC.(B)
       - Common stock   . . . . . . . . . .                                        $16,945        $     --            $  --
         Equity in earnings . . . . . . . .                                            --           1,139              808
         Gain on sale of shares . . . . . .                                            --          18,188               --
                                                                                   -------        --------            -----

           Totals . . . . . . . . . . . . .                                        $16,945        $ 19,327            $ 808
                                                                                   =======        ========            =====


         (A) At March 31, 1997, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 24% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP by the equity method of accounting. In addition to recording its share of net income
             (loss), the Company also records its pro rata share of partner capital transactions. On a cumulative basis, the Company's carrying value of its investment in HRP has been decreased by $49,000 for its share of such capital transactions through March 31, 1997, with corresponding adjustments to paid-in capital.

             The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 1997 and 1996 such amortization was $168,000 in each period.

             As discussed in Note 4, the Company pledged 89,269 limited partner units to collateralize a promissory note, due March 1998, in the principal amount of $500,000.

             The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at March 31, 1997 were $27.37 and $4.79, respectively.

             The general partner interest is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

    (B)  The Company accounted for its investment in ShowBiz Pizza Time,
         Inc. ("ShowBiz") by the equity method of accounting. The Company also recorded its pro rata share of stockholders' equity transactions with corresponding adjustments to paid-in capital.

         On January 3, 1997, the Company's Board of Directors authorized the issuance of 267,709 treasury shares in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trusts, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, chairman and president of the Company, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996.

         On February 24, 1997, ShowBiz filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of 3,200,000 shares of common stock (2,305,371 shares of which were sold by the Company and 894,629 shares of which were sold by the Alpha and Epsilon Trusts). The underwriters were also granted, and did exercise their option to purchase an additional 454,746 shares of common stock from the Company and the Trusts to cover over-allotments. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and focus on core investments. On March 26, 1997, the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay the $7,000,000 MLBFS line of credit and the $4,000,000 promissory note as discussed in Note 4. The Company reported a gain of $18,188,000 from the transaction. Concurrent with the sale, all five directors of the Company who were also directors of ShowBiz resigned from the ShowBiz board.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 17 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1996. There has been no significant change since that time.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

4.  LOANS PAYABLE

    Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       1997            1996
                                                                                     -------         -------
         Real Estate
           Promissory note, 8%, due March 1998  . . . . . . . . . . . . . . . .      $   500         $   500

         Energy
           Term loan, prime + 1%, due May 1998  . . . . . . . . . . . . . . . .        1,444           2,361

         Textile Products
           Revolving credit facility, prime + .25%, due January 2000  . . . . .       13,450              --
           Revolving credit facility, prime + .5%, repaid January 1997  . . . .           --          11,200
                                                                                     -------         -------
                                                                                      13,450          11,200
         Hotels
           Term loan, prime + 3.5%, due May 2001  . . . . . . . . . . . . . . .        6,708           6,739
           Term loan, 10%, due October 2001 . . . . . . . . . . . . . . . . . .        4,975           5,001
           Promissory note, certificate of deposit rate,
              repaid January 1997 . . . . . . . . . . . . . . . . . . . . . . .           --             375
           Non-interest bearing obligation, repaid March 1997 . . . . . . . . .           --             166
                                                                                     -------         -------
                                                                                      11,683          12,281
         Associated Company
           Line of credit, prime + .75%, repaid March 1997  . . . . . . . . . .           --           7,000
           Promissory note, 5%, repaid March 1997 . . . . . . . . . . . . . . .           --           4,000
                                                                                     -------         -------
                                                                                          --          11,000
                                                                                     -------         -------

              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $27,077         $37,342
                                                                                     =======         =======

    Further information by business segment is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). As the HRP per unit price was $27.37 at March 31, 1997, the Company has accrued the cumulative amount of $360,000 for this HRP Participation Amount as a charge to interest expense, of which $30,000 and $-0- were recorded in the quarters ended March 31, 1997 and 1996, respectively.

    Energy

         Term Loan. In December 1996, the Company's HEPGP Ltd. partnership ("HEPGP") entered into a $2,500,000 term loan agreement. The loan is collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 31, 1998; (ii) monthly principal payments of $139,000, plus interest; (iii) interest rate of prime plus 1% (9.50% at March 31, 1997); (iv) a negative pledge relating to a portion of the Company's ShowBiz common shares, which was released in March 1997 as a result of a $500,000 principal payment from proceeds of sale of the ShowBiz shares; and (v) restrictions on the declaration of distributions or redemptions of partnership interests.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


         Included in the consolidated balance sheets are the Company's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $3,510,000 and $4,432,000 at March 31, 1997 and December 31, 1996, respectively.

    Textile Products

         Revolving credit facility (old). In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood") established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000. The facility was collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island.

         Revolving credit facility (new). The Chase facility was replaced by a new revolving credit facility in an amount of up to $14,000,000 ($17,500,000 between April 1, 1997 and June 30, 1997 and $15,000,000 April
    through June of any other year) on January 7, 1997 with The Bank of New York ("BNY"). Borrowings under the BNY facility are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory and the machinery and equipment of Brookwood's subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, of one-quarter percent over prime (8.75% at March 31, 1997) or LIBOR plus 2.25%. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. Brookwood is in substantial compliance with the BNY loan covenants, and is currently discussing modifications to the covenants to accommodate its long range financial plans. BNY has indicated its willingness to modify the covenants, although such modifications have not yet been completed. The outstanding balance at March 31, 1997 was $13,450,000.

    Hotels

         Term loan. In May 1996, a newly-formed, wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn By Marriott hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 term loan. The loan is secured by the hotel and includes the following significant terms: (i) interest rate of prime plus 3.50% (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; (iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of the loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25. The outstanding balance at March 31, 1997 was $6,708,000.

         Term loan. In October 1994, the Company's Integra Hotels, Inc. subsidiary entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Residence Inn By Marriott hotel in Tulsa, Oklahoma and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at March 31, 1997 was $4,975,000.

         Promissory note. In connection with the acquisition of the fee interest of the Greenville Residence Inn, the Company issued a promissory note to the former owner in the amount of $375,000. The promissory note bore interest at the same rate as the related $375,000 certificate of deposit, which secured the repayment of the note. The certificate of deposit was included in restricted cash at December 31, 1996. The promissory note was repaid in full from proceeds of the certificate of deposit, which matured in January 1997.

         Non-interest bearing obligation. The $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with a Settlement and Supplemental Settlement and was payable in three equal annual installments in the amount of $166,667. The third and final payment was made on March 8, 1997.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


    Associated Company

         Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services Inc. ("MLBFS") which replaced a former margin loan. Significant terms of the line of credit were (i) interest rate - prime plus 0.75%; (ii) collateral - 2,159,047 shares of ShowBiz common stock; and (iii) availability limited to 50% of the market value of the pledged shares of ShowBiz. The maturity date of the line of credit was extended to April 30, 1997, and the maximum commitment amount was increased to $7,000,000. The Company drew down the additional funds under this line of credit in June 1996. In May 1996, MLBFS consented to the release and sale of 262,500 shares, which were sold. The line of credit was repaid in March 1997 from proceeds of sale of the Company's ShowBiz investment as discussed in Note 2.

         Promissory note. The Company issued a $4,000,000 promissory note to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms were (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; (iii) collateral - 517,242 shares of ShowBiz common stock; and (iv) the Trust was entitled to an additional payment at the "Payment Date", as defined, in an amount equal to 100% of the increase in the market value of the ShowBiz shares, as defined, over the base amount of $16.67 per share (the " ShowBiz Participation Amount"). As the ShowBiz per share price was $18.12 at December 31, 1996, the Company accrued $755,000 for the ShowBiz Participation Amount as a charge to interest expense in the year ended December 31, 1996. Although the Company has accrued and escrowed the ShowBiz Participation Amount, it contends that a proper tender of payment and accrued interest was made on October 11, 1996, and therefore no ShowBiz Participation Amount is owed. As the Trust contends that the promissory note does not provide for prepayment, and that both the promissory note and ShowBiz Participation Amount were owing, the Company filed suit to resolve the matter.

         In connection with the disposition of the Company's entire ShowBiz investment in March 1997, the Company and the Trust entered into a Partial Compromise and Settlement Agreement, whereby the Trust consented to the sale of the 517,242 shares of ShowBiz in exchange for (i) the repayment of the $4,000,000 principal amount of the note and accrued interest through October 11, 1996 and (ii) the deposit of $2,513,000 into an escrow, which is a combination of the $2,431,000 disputed ShowBiz Participation Amount, including an additional accrual of $1,675,000 as a charge to interest expense in the quarter ended March 31, 1997, and the $82,000 balance of accrued interest to the maturity date.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


         Interest on the 13.5% Debentures is payable annually, on August 15, and, at the Company's option, up to two annual interest payments in any five-year period may be paid in-kind by the issuance of additional 13.5% Debentures in lieu of cash.

         Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was paid in cash. Interest due on August 15, 1996 was paid in-kind by the issuance of $2,817,000 additional 13.5% Debentures (the "1996 Series") and $260,000 of cash in lieu of fractional debentures. The 1996 Series did not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore was not listed. On May 12, 1997, the Company announced its intention to pay annual interest in-kind on August 15, 1997.

         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                             MARCH 31,     DECEMBER 31,
                               DESCRIPTION                                     1997           1996
                               -----------                                    -------        -------
             7% Debentures (face amount)  . . . . . . . . . . . . . . . .     $22,808        $22,808
             Unrecognized gain from purchase and exchange, net of
                $2,284 and $2,136 accumulated amortization,
                   respectively   . . . . . . . . . . . . . . . . . . . .       1,937          2,084
                                                                              -------        -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $24,745        $24,892
                                                                              =======        =======
             13.5% Debentures (face amount)
                1989 Original Series  . . . . . . . . . . . . . . . . . .     $18,203        $18,203
                1991 Series . . . . . . . . . . . . . . . . . . . . . . .       2,292          2,292
                1992 Series . . . . . . . . . . . . . . . . . . . . . . .       2,360          2,360
                1996 Series . . . . . . . . . . . . . . . . . . . . . . .       2,817          2,817
                                                                              -------        -------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .     $25,672        $25,672
                                                                              =======        =======


    See Note 8 for information regarding the April 30, 1997 announcement of a commission-free, self-tender offer to holders of 13.5% Debentures.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

6.  INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                          1997           1996
                                                         ------         -----
    Federal
       Deferred  . . . . . . . . . . . . . . . . . .     $8,960         $  63
       Current . . . . . . . . . . . . . . . . . . .        500            --
                                                         ------         -----
          Sub-total  . . . . . . . . . . . . . . . .      9,460            63

    State    . . . . . . . . . . . . . . . . . . . .        135            79
                                                         ------         -----

          Total  . . . . . . . . . . . . . . . . . .     $9,595         $ 142
                                                         ======         =====

         As a result of the substantial tax gain from the of ShowBiz, the Company recorded a related non-cash deferred federal tax charge of $8,960,000 in the 1997 first quarter, which reflects the realization of tax benefits from the utilization of the Company's tax net operating loss carryforwards ("NOLs"). Additionally, the Company recorded a current federal tax charge of $500,000 for alternative minimum tax.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the deferred tax asset (net of valuation allowance) was $2,040,000 at March 31, 1997. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

7.  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     --------------------
                  DESCRIPTION                                          1997        1996
                  -----------                                         ------       ------
   Supplemental schedule of noncash investing
      and financing activities:
      Issuance of treasury stock in exchange for
      common shares of ShowBiz:
         Investment in ShowBiz  . . . . . . . . . . . . . . . . . .   $3,820       $   --
         Reduction of additional paid-in capital  . . . . . . . . .    2,626           --
                                                                      ------       ------
         Reduction in treasury stock  . . . . . . . . . . . . . . .    6,446           --
      Repayment of note payable from funds held in
         restricted cash  . . . . . . . . . . . . . . . . . . . . .      375           --
      Recording of proportionate share of stockholders'
         equity transaction of equity investments . . . . . . . . .      143           51

   Supplemental disclosures of cash payments:
      Interest paid . . . . . . . . . . . . . . . . . . . . . . . .   $1,287       $  913
      Income taxes paid . . . . . . . . . . . . . . . . . . . . . .       90           72


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

8.  SUBSEQUENT EVENT

    On April 30, 1997, the Company announced commission-free, self-tender offers for portions of its common stock and 13.5% Debentures.

    Common stock. The Company is offering to purchase for cash up to 300,000 shares of common stock (or approximately 19.1% of its outstanding shares) from stockholders at $27.50 per share. If more than 300,000 shares of common stock are tendered, the Company will prorate the purchases of properly tendered shares. The complete terms and conditions of the self-tender offer are described in the offering documents, dated May 12, 1997. The expiration date of the offer is June 16, 1997, unless extended.

    13.5% Debentures. The Company is offering to purchase for cash all of the 1991 and 1992 Series for $80 per $100 in principal amount, all of the 1996 Series for $70 per $100 in principal amount and so much of the Original 1989 Series as possible, at a price of $95 per $100 in principal amount, from the total available purchase funds of $20,000,000 remaining, after the purchase of all 1991 Series, 1992 Series and 1996 Series 13.5% Debentures properly tendered. No payment will be made for accrued interest on any of the tendered bonds pursuant to the offer. If necessary, the Company will prorate its purchases of properly tendered Original 1989 Series 13.5% Debentures. The complete terms and conditions of the self-tender offer are described in the offering documents, dated May 8, 1997. The expiration date of the Offer is June 16, 1997, unless extended.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                             RESULTS OF OPERATIONS

         The Company reported net income of $8,381,000 for the first quarter ended March 31, 1997, compared to net income of $308,000 in the 1996 period. Total revenue for the 1997 first quarter was $51,815,000, compared to $27,125,000 in the prior-year period. The 1997 first quarter included a gain of $18.2 million from the sale of the Company's investment in ShowBiz, partially offset by a related non-cash deferred tax charge of $8,960,000.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $973,000 for the quarter ended March 31, 1997 decreased by $36,000, or 4%, from $1,009,000 in the prior-year period. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP"). The decrease was due primarily to reduced leasing fees in the 1997 quarter.

         The equity income (loss) from investments in HRP represents the Company's recognition of its pro rata share of the earnings (loss) reported by HRP and amortization of negative goodwill. For the 1997 first quarter, the Company reported income of $90,000 compared to a $494,000 loss in the period a year ago. The improvement resulted principally from HRP's substantially lower depreciation expense, as a result of an extension of the useful economic lives of certain building costs, effective January 1, 1997.

         Expenses. Administrative expenses increased to $535,000 in the 1997 first quarter, compared to $330,000 in the 1996 first quarter, due to increased payments under the HCRE incentive plan.

         Amortization expense of $168,000 for the quarter in both the 1997 and 1996 periods relates to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense increased to $40,000 from $17,000 in the 1996 first quarter, due to the recording of a $30,000 charge in the 1997 first quarter for the HRP Participation Amount discussed in Note 4.

    ENERGY.

         Revenue. After the Company's successful completion of the tender offer for the minority shares of Hallwood Energy Corporation ("HEC") and the subsequent merger of HEC, it effectively acquired ownership of the assets formerly held by HEC. Following the merger, certain HEC assets were transferred to two wholly owned entities. These two entities, in addition to the three classes of limited partner units (or 6.5%) of HEP which remain with the Company, constitute the Company's investment in the energy industry. The Company's general partner interest in HEP entitles it to interests in HEP's properties ranging from 2% to 25%. The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby they record their proportionate share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.
    HEP owns approximately 46% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

         Gas revenue for the 1997 first quarter decreased $120,000 to $1,062,000, primarily as a result of a decrease in production to 379,000 mcf from 465,000 mcf, partially offset by an increase in the average gas price to $2.80 from $2.54 per mcf. Oil revenue for the 1997 first quarter decreased $47,000 to $625,000, due to a decrease in

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    production to 28,000 barrels from 38,000 barrels, partially offset by an increase in the average price per barrel to $22.32 from $17.68. The decrease in oil and gas production is primarily due to a temporary decline on a Louisiana well and steep production declines on wells located in the West Texas area.

         Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The increase in other income to $78,000 for the 1997 first quarter from $28,000 in the 1996 period is primarily due to an increase in HEP's equity in earnings of HCRC.

         Expenses. Operating expenses decreased by $54,000 to $328,000 for the 1997 first quarter from $382,000 in the prior-year quarter as a result of decreased production taxes resulting from the lower production described above.

         Depreciation, depletion and amortization decreased to $309,000 for the 1997 first quarter compared to $469,000 in the 1996 quarter. The decrease is attributable to lower capitalized costs in 1997 as well as a lower depletion rate in 1997 due to the decline in production.

         Administrative expenses increased by $28,000 for the 1997 first quarter to $275,000 from $247,000 in the 1996 quarter due to an increase in allocated internal overhead.

         Interest expense decreased by $21,000 to $120,000 for the 1997 first quarter compared to $141,000 in 1996, primarily due to a decrease in the Company's pro rata share of HEP's interest expense resulting from a lower debt balance during 1997.

         Minority interest, which represents the interest of other common shareholders in the net income of HEC, was $115,000 in the 1996 first quarter. The minority interest was eliminated in November 1996 as a result of the merger of HEC into the Company.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

    TEXTILE PRODUCTS.

         Revenue. Sales increased $5,335,000, or 29%, in the 1997 first quarter to $23,505,000, compared to $18,170,000 in the same quarter a year ago. The sales increase occurred in all divisions, but principally in the distribution businesses. Demand for Brookwood's products is much higher in 1997, compared to the weak market conditions experienced in 1996.

         Expenses. Cost of sales increased $4,768,000, or 31%, to $20,370,000 from $15,602,000 in the first quarter last year. The increase in cost of sales was principally the result of the increase of sales revenue. The lower gross profit margin for the 1997 first quarter (13.3% versus 14.1%) resulted from competitive market pressures in the distribution businesses.

          Administrative and selling expenses increased $151,000 in the 1997 first quarter to $2,261,000 from $2,110,000 for the comparable 1996 period, due to increased operating expenses associated with the 29% increase in sales revenue.

         The $86,000 increase in interest expense to $242,000 for the 1997 first quarter from $156,000 in the prior-year period was the result of higher average borrowings than in the prior-year period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    HOTELS

         Revenue. Sales of $5,857,000 in the 1997 first quarter increased by $287,000, or 5.1% from the year-ago amount of $5,570,000. Improved sales were reported at all five of the Company's hotel properties and were attributable to higher average daily rates, which averaged a 5.24% increase, and higher occupancy levels, which averaged a 1.34% increase.

         Expenses. Operating expenses of $4,528,000 for the 1997 first quarter were down slightly from $4,551,000 in 1996. The reduction is attributable to the lack of lease rent expense for the Greenville, South Carolina Residence Inn; although on a comparable basis, operating expenses were up approximately 3.6% for the properties.

         Depreciation and amortization expense increased by $126,000 to $689,000 for the 1997 first quarter from $563,000 in the prior-year period, reflecting the May 1996 purchase of the fee interest in the Greenville Residence Inn hotel and recent capital expenditures at the remaining properties.

         Interest expense increased by $227,000 to $365,000 for the quarter from $138,000 in the 1996 period due to the procurement of the $6,800,000 term loan on the Greenville Residence Inn hotel.

    ASSOCIATED COMPANY

         Revenue. Results for the 1997 first quarter include the Company's pro-rata share of ShowBiz results using the equity method of accounting and a substantial gain on the sale of the Company's entire ShowBiz investment on March 26, 1997. The Company recorded equity income of $1,139,000 from its investment in ShowBiz for the 1997 first quarter, compared to income of $808,000 in the prior-year period. The improvement in ShowBiz results for the 1997 quarter is attributable to a 10.1% increase in comparable same store sales and in improved operating margins. On March 26, 1997 the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and focus on core investments. The Company reported a gain of $18,188,000 from the transaction. See Note 2.

         Expenses. Interest expense of $1,863,000 for the 1997 first quarter increased by $1,697,000 from the year-ago amount of $166,000. The increase is primarily attributable to the recording of $1,675,000 for the ShowBiz Participation Amount in the 1997 first quarter. See Note 4.

    OTHER

         Revenue. Interest on short-term investments and other income increased by $118,000 to $192,000 for the 1997 first quarter. The increase was primarily attributable to higher interest income earned on the Company's short-term investments, and higher rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity - Integra-A Hotel and Restaurant Company. Fee income in the 1997 first quarter of $106,000 was the same as the prior-year amount.

         Expenses. Interest expense in the amount of $1,106,000 for the 1997 first quarter increased from the prior year amount of $1,026,000. The increase was primarily due to the August 1996 issuance of additional 13.5% Debentures in the amount of $2,817,000 in connection with the payment of annual interest in-kind. See Note 5.

         Administrative expenses of $640,000 for the 1997 first quarter increased by $146,000 from the prior-year amount of $494,000 due to higher consulting, legal and accounting fees.

         Income taxes. Income taxes were $9,595,000 for the 1997 first quarter and $142,000 in the 1996 quarter. The 1997 quarter included an $8,960,000 non-cash federal deferred tax charge and a federal current charge of $500,000 for alternative minimum tax (both charges relating to the ShowBiz sale). The 1996 first quarter included a non-cash federal deferred tax charge of $63,000 and no federal current charge. The balance of the expense in both

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    quarters was for state taxes, which is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

         As of March 31, 1997, following the sale of the ShowBiz investment, the Company had approximately $115,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. The estimated tax gain from the sale of the Company's ShowBiz investment will be offset by utilization of the Company's NOL's. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $6,000,000 of the NOLs prior to their ultimate expiration in the year 2011.

         Management believes that the Company has certain tax planning strategies available, which include the potential sale of hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for significant utilization of the NOLs. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at March 31, 1997 totaled $34,353,000. The substantial increase from the December 31, 1996 amount of $7,495,000 is attributable to the sale of the Company's entire ShowBiz investment, after the payment of certain related liabilities.

         On April 30, 1997, the Company announced commission-free, self-tender offers for portions of its common stock and 13.5% Debentures. If stockholders and bondholders were to participate to the full level permitted by the offers, the Company would expend $20,000,000 for the purchase of 13.5% Debentures and $8,250,000 for common stock. See Note 8.

         The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The majority of its investment in HRP is presently unencumbered.

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company reports its share of the long-term obligations of its HEP affiliate totaling $3,510,000 at March 31, 1997. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In December 1996, the Company's HEPGP entity obtained a $2,500,000 term loan, which has been reduced to $1,444,000 at March 31, 1997. The loan contains a provision which prohibits HEPGP from making any distribution, directly or indirectly, to the Company during the term of the loan.

         Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At April 1, 1997, Brookwood had $3,483,000 of unused borrowing capacity on its line of credit. In January 1997, the Company received a $1,000,000 cash dividend from Brookwood on its preferred stock. Future dividends will be paid as permitted by the new revolver, which allows for dividends to be paid to the extent of 80% of cash flow after capital expenditures.

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

         Management believes that it will have sufficient funds derived from operations and the potential sale of hotel properties or other assets to satisfy its obligations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

  Item

    1    Legal Proceedings

         Reference is made to Note 3 to the Company's consolidated financial statements of this Form 10-Q.

    2    Changes in Securities                                              None

    3    Defaults upon Senior Securities                                    None

    4    Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 7, 1997, stockholders of the Company voted on two proposals:

         (i) To elect two directors to hold office for three years and until their successors are elected and qualified:

               Nominee Directors           Votes For            Votes Withheld
               -----------------           ---------            --------------
               Anthony J. Gumbiner          1,453,893                34,727
               Robert L. Lynch              1,453,393                35,227

               As a result of the above, the nominee directors were elected for an additional three-year term. The continuing directors are Messrs. Charles A. Crocco, Jr., J. Thomas Talbot and Brian M. Troup.

         (ii) To approve the Company's amended 1995 Stock Option Plan, including an increase in the number of shares authorized under the Option Plan.

                       Votes For             Votes Against
                       ---------             -------------
                       1,382,878                76,639

    5    Other Information                                            None

    6    Exhibits and Reports on Form 8-K

         (a) Exhibits

             (i)    10.24 - Amendment No. 1, dated as of April 1,
                            1997 to Credit Agreement dated as of
                            January 7, 1997, among Brookwood
                            Companies Incorporated, Kenyon
                            Industries, Inc., Brookwood Laminating,
                            Inc. as Borrowers and The Bank of
                            New York, filed herewith.                 Page 23-28

             (ii)   11    - Statement Regarding Computation of
                            Per Share Earnings                        Page 29

             (iii)  27    - Financial Data Schedule                   Page 30

         (b) Reports on Form 8-K                                      None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE HALLWOOD GROUP INCORPORATED



Dated: May 14, 1997                          By:       /s/ Melvin J. Melle
                                                 ------------------------------
                                                 Melvin J. Melle, Vice President
                                                  (Duly Authorized Officer and
                                                    Principal Financial and
                                                      Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                     Description
-------                                     -----------

10.24 Amendment No. 1 dated as of April 1, 1997 to Credit Agreement dated as of January 7, 1997

11                      Statement Regarding Computation of Per Share Earnings

27                      Financial Data Schedule