Form 10-Q
period 1997-06-30
HALLWOOD GROUP INC
filed 1997-08-13
CIK 355766

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q



MARK ONE

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________


FOR THE PERIOD ENDED JUNE 30, 1997              COMMISSION FILE NUMBER:  1-8303

                        -------------------------------

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                        -------------------------------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         1,261,757 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 1997.


===============================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                               TABLE OF CONTENTS


     ITEM NO.                            PART I - FINANCIAL INFORMATION                                   PAGE
     --------                            ------------------------------                                   ----

        1           Financial Statements (unaudited):

                    Consolidated Balance Sheets as of June 30, 1997
                        and December 31, 1996......................................................        3-4

                    Consolidated Statements of Operations for the
                        Six Months Ended June 30, 1997 and 1996....................................        5-6

                    Consolidated Statements of Operations for the
                        Three Months Ended June 30, 1997 and 1996..................................        7-8

                    Consolidated Statements of Cash Flows for the
                        Six Months Ended June 30, 1997 and 1996....................................          9

                    Notes to Consolidated Financial Statements.....................................      10-19

        2           Managements's Discussion and Analysis of
                        Financial Condition and Results of Operations..............................      20-25



                                            PART II - OTHER INFORMATION

     1 thru 6       Exhibits, Reports on Form 8-K and Signature Page...............................      26-35


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1997            1996
                                                                                   -----------     ------------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP.........................................................   $   7,076      $   7,007
       Receivables and other assets...............................................         531          1,220
                                                                                     ---------      ---------
                                                                                         7,607          8,227

    ENERGY
       Oil and gas properties, net................................................       9,021          8,928
       Current assets of HEP......................................................       1,956          2,426
       Noncurrent assets of HEP...................................................       1,808          1,664
       Receivables and other assets...............................................         323            548
                                                                                     ---------      ---------
                                                                                        13,108         13,566
                                                                                     ---------      ---------

          Total asset management assets...........................................      20,715         21,793

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories................................................................      18,442         17,188
       Receivables................................................................      18,043         13,094
       Property, plant and equipment, net.........................................       8,716          8,791
       Other......................................................................         981          1,037
                                                                                     ---------      ---------
                                                                                        46,182         40,110
    HOTELS
       Properties, net............................................................      14,810         15,568
       Receivables and other assets...............................................       2,006          2,076
                                                                                     ---------      ---------
                                                                                        16,816         17,644
                                                                                     ---------      ---------

          Total operating subsidiaries assets.....................................      62,998         57,754

ASSOCIATED COMPANY
       Investment in ShowBiz Pizza Time, Inc......................................          --         16,945

OTHER
       Cash and cash equivalents..................................................      14,494          7,495
       Deferred tax asset, net....................................................       2,040         11,000
       Other......................................................................       1,126          1,236
       Restricted cash............................................................         518            573
                                                                                     ---------      ---------

          Total other assets......................................................      18,178         20,304
                                                                                     ---------      ---------

          TOTAL...................................................................    $101,891       $116,796
                                                                                     =========      =========


         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      1997              1996
                                                                                   ----------      -------------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses......................................  $     617       $      490
       Loan payable...............................................................        500              500
                                                                                   ----------      -----------
                                                                                        1,117              990
    ENERGY
       Long-term obligations of HEP...............................................      4,111            4,432
       Current liabilities of HEP.................................................      2,328            2,531
       Loan payable...............................................................      1,027            2,361
       Accounts payable and accrued expenses......................................        460            1,223
                                                                                   ----------      -----------
                                                                                        7,926           10,547
                                                                                   ----------      -----------
          Total asset management liabilities......................................      9,043           11,537

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loan payable...............................................................     15,300           11,200
       Accounts payable and accrued expenses......................................     10,235            8,678
                                                                                   ----------      -----------
                                                                                       25,535           19,878
    HOTELS
       Loans payable..............................................................     11,644           12,281
       Accounts payable and accrued expenses......................................      1,711            1,976
                                                                                   ----------      -----------
                                                                                       13,355           14,257
                                                                                   ----------      -----------
          Total operating subsidiaries liabilities................................     38,890           34,135

ASSOCIATED COMPANY
       Accounts payable and accrued expenses......................................         --              870
       Loans payable..............................................................         --           11,000
                                                                                   ----------      -----------
          Total associated company liabilities....................................         --           11,870

OTHER
       7% Collateralized Senior Subordinated Debentures...........................     24,595           24,892
       13.5% Subordinated Debentures..............................................     12,825           25,672
       Interest and other accrued expenses........................................      2,612            1,906
                                                                                   ----------      -----------
          Total other liabilities.................................................     40,032           52,470
                                                                                   ----------      -----------
          TOTAL LIABILITIES.......................................................     87,965          110,012

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding;
           stated at redemption value.............................................      1,000            1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B.........         --               --
       Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,261,757 and 1,298,509 shares, respectively................        160              160
       Additional paid-in capital.................................................     54,823           57,306
       Accumulated deficit........................................................    (32,938)         (44,490)
       Treasury stock, 335,447 and 298,695 shares, respectively, at cost..........     (9,119)          (7,192)
                                                                                   ----------      -----------

          TOTAL STOCKHOLDERS' EQUITY..............................................     12,926            5,784
                                                                                   ----------      -----------

          TOTAL...................................................................   $101,891         $116,796
                                                                                   ==========      ===========


         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     -----------------------
                                                                                       1997            1996
                                                                                     ---------        ------
ASSET MANAGEMENT
    REAL ESTATE
       Fees.......................................................................   $   2,518        $ 2,095
       Equity income (loss) from investments in HRP...............................         406           (949)
                                                                                     ---------        -------
                                                                                         2,924          1,146

       Administrative expenses....................................................       1,114            657
       Depreciation and amortization..............................................         336            336
       Interest...................................................................          80             30
       Provision for loss (recovery)..............................................          --            (22)
                                                                                     ---------        -------
                                                                                         1,530          1,001
                                                                                     ---------        -------
          Income from real estate operations......................................       1,394            145

    ENERGY
       Gas revenues...............................................................       1,710          2,239
       Oil revenues...............................................................       1,020          1,345
       Other income...............................................................         224             64
                                                                                     ---------        -------
                                                                                         2,954          3,648

       Operating expenses.........................................................         660            732
       Depreciation, depletion and amortization...................................         627            855
       Administrative expenses....................................................         508            434
       Interest...................................................................         224            254
       Minority interest..........................................................          --            228
                                                                                     ---------        -------
                                                                                         2,019          2,503
                                                                                     ---------        -------
          Income from energy operations...........................................         935          1,145
                                                                                     ---------        -------

          Income from asset management operations.................................       2,329          1,290

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales......................................................................      50,484         40,087

       Cost of sales..............................................................      43,548         34,354
       Administrative and selling expenses........................................       4,658          4,279
       Interest ..................................................................         528            322
                                                                                     ---------        -------
                                                                                        48,734         38,955
                                                                                     ---------        -------
          Income from textile products operations.................................       1,750          1,132


         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      ----------------------
                                                                                        1997          1996
                                                                                      --------       -------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales......................................................................    $ 11,436       $ 11,061

       Operating expenses.........................................................       9,029          8,949
       Depreciation and amortization..............................................       1,374          1,175
       Interest...................................................................         732            423
                                                                                      --------       --------
                                                                                        11,135         10,547
                                                                                      --------       --------
          Income from hotel operations............................................         301            514
                                                                                      --------       --------

          Income from operating subsidiaries......................................       2,051          1,646

ASSOCIATED COMPANY
       Income from investment in ShowBiz..........................................      19,416          3,203

       Interest...................................................................         607            340
                                                                                      --------       --------

          Income from associated company..........................................      18,809          2,863

OTHER
       Interest on short-term investments and other income........................         574            231
       Fee income.................................................................         285            212
                                                                                      --------       --------
                                                                                           859            443

       Interest...................................................................       2,220          2,051
       Administrative expenses....................................................       1,377          1,066
                                                                                      --------       --------
                                                                                         3,597          3,117
                                                                                      --------       --------

          Other loss, net.........................................................      (2,738)        (2,674)
                                                                                      --------       --------

       Income before income taxes and  extraordinary gain.........................      20,451          3,125
       Income taxes...............................................................       9,726            421
                                                                                      --------       --------

       Income before extraordinary gain...........................................      10,725          2,704
       Extraordinary gain from extinguishment of debt.............................         877             --
                                                                                      --------       --------

NET INCOME........................................................................    $ 11,602       $  2,704
                                                                                      ========       ========

PER COMMON SHARE (PRIMARY AND FULLY DILUTED)
       Income before extraordinary gain...........................................    $   6.77       $   2.04
       Extraordinary gain from extinguishment of debt.............................        0.55             --
                                                                                      --------       --------

       Net income.................................................................    $   7.32       $   2.04
                                                                                      ========       ========


     See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      ----------------------
                                                                                        1997          1996
                                                                                      --------       -------
ASSET MANAGEMENT
    REAL ESTATE
       Fees.......................................................................     $ 1,545        $ 1,086
       Equity income (loss) from investments in HRP...............................         316           (455)
                                                                                      --------        -------
                                                                                         1,861            631

       Administrative expenses....................................................         579            327
       Depreciation and amortization..............................................         168            168
       Interest...................................................................          40             13
       Provision for loss (recovery)..............................................          --            (22)
                                                                                       -------         ------
                                                                                           787            486
                                                                                       -------         ------
          Income from real estate operations......................................       1,074            145

    ENERGY
       Gas revenues...............................................................         648          1,057
       Oil revenues...............................................................         395            673
       Other income...............................................................         146             36
                                                                                       -------         ------
                                                                                         1,189          1,766

       Operating expenses.........................................................         332            350
       Depreciation, depletion and amortization...................................         318            386
       Administrative expenses....................................................         233            187
       Interest...................................................................         104            113
       Minority interest..........................................................          --            113
                                                                                       -------         ------
                                                                                           987          1,149
                                                                                       -------         ------
          Income from energy operations...........................................         202            617
                                                                                       -------         ------

          Income from asset management operations.................................       1,276            762

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales......................................................................      26,979         21,917

       Cost of sales..............................................................      23,178         18,752
       Administrative and selling expenses........................................       2,397          2,169
       Interest ..................................................................         286            166
                                                                                       -------         ------
                                                                                        25,861         21,087
                                                                                       -------         ------
          Income from textile products operations.................................       1,118            830


     See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      ----------------------
                                                                                        1997          1996
                                                                                      --------       -------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales......................................................................    $  5,579        $ 5,491

       Operating expenses.........................................................       4,501          4,398
       Depreciation and amortization..............................................         684            612
       Interest ..................................................................         368            285
                                                                                       -------        -------
                                                                                         5,553          5,295
                                                                                       -------        -------
          Income from hotel operations............................................          26            196
                                                                                       -------        -------

          Income from operating subsidiaries......................................       1,144          1,026

ASSOCIATED COMPANY
       Income from investment in ShowBiz..........................................          89          2,395

       Interest (recovery)........................................................      (1,256)           174
                                                                                       -------        -------

          Income from associated company..........................................       1,345          2,221

OTHER
       Interest on short-term investments and other income........................         382            157
       Fee income.................................................................         179            106
                                                                                       -------        -------
                                                                                           561            263

       Interest...................................................................       1,114          1,025
       Administrative expenses....................................................         737            572
                                                                                       -------        -------
                                                                                         1,851          1,597
                                                                                       -------        -------

          Other loss, net.........................................................      (1,290)        (1,334)
                                                                                       -------        -------

       Income before income taxes and extraordinary gain..........................       2,475          2,675
       Income taxes...............................................................         131            279
                                                                                       -------        -------

       Income before extraordinary gain...........................................       2,344          2,396
       Extraordinary gain from extinguishment of debt.............................         877             --
                                                                                       -------        -------


NET INCOME........................................................................     $ 3,221        $ 2,396
                                                                                       =======        =======

PER COMMON SHARE (PRIMARY AND FULLY DILUTED)
       Income before extraordinary gain...........................................     $  1.49        $  1.81
       Extraordinary gain from extinguishment of debt.............................        0.55             --
                                                                                       -------        -------

       Net income.................................................................     $  2.04        $  1.81
                                                                                       =======        =======

     See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   ---------------------------
                                                                                     1997               1996
                                                                                   --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.................................................................... $  11,602          $  2,704
    Adjustments to reconcile net income to net cash
       used in operating activities:
       Gain from sale of investment in ShowBiz....................................   (18,277)           (2,040)
       Net change in deferred tax asset...........................................     8,960               158
       Depreciation, depletion and amortization...................................     2,945             2,945
       Undistributed income from HEP..............................................    (1,762)           (2,397)
       Payment of ShowBiz Participation Amount....................................    (1,256)               --
       Equity in net (income) of  ShowBiz.........................................    (1,139)           (1,163)
       Extraordinary gain from extinguishment of debt.............................      (877)               --
       Distributions from HEP.....................................................       841             1,355
       Net change in accrued interest on 13.5% Debentures.........................       762             1,538
       Equity in net (income) loss of HRP.........................................      (406)              949
       Amortization of deferred gain from debenture exchange......................      (297)             (285)
       Net change in textile products assets and liabilities......................    (4,624)           (2,971)
       Net change in other assets and liabilities.................................     1,964            (1,626)
       Net change in energy assets and liabilities................................       156               (65)
                                                                                   ---------          --------

          Net cash used in operating activities...................................    (1,408)             (898)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sale of investment in ShowBiz...............................    40,323             3,498
    Purchase of minority shares of HEC............................................      (648)               --
    Capital expenditures for hotels and real estate...............................      (613)             (793)
    Investments in textile products property and equipment........................      (497)             (455)
    Net change in restricted cash for investing activities........................      (320)               (8)
    Investments in energy property and equipment..................................       (44)             (101)
    Acquisition of fee interest in hotel..........................................        --            (6,550)
    Investment in HRP.............................................................        --               (55)
                                                                                   ---------          --------

          Net cash provided by (used in) investing activities.....................    38,201            (4,464)

CASH FLOWS FROM FINANCING ACTIVITIES
    Self-tender offer for 13.5% Debentures........................................   (12,875)               --
    Repayment of bank borrowings and loans payable................................   (12,596)             (855)
    Self-tender offer for common stock............................................    (8,373)              (55)
    Proceeds from bank borrowings and loans payable...............................     4,100            10,700
    Payment of dividends to Series B preferred stockholders.......................       (50)               --
    Purchase of capital stock by energy subsidiary for treasury...................        --              (158)
                                                                                   ---------          --------

          Net cash provided by (used in) financing activities.....................   (29,794)            9,632
                                                                                   ---------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................     6,999             4,270

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................     7,495             3,339
                                                                                   ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $ 14,494          $  7,606
                                                                                   =========          ========



     See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

         Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131 "Disclosures About Segments of an Enterprise and Related Information" were issued during June 1997 which may require additional disclosures by the Company. These statements are effective for the Company's year ending December 31, 1998.

2. INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):

                                             AS OF JUNE 30, 1997           AMOUNT AT           INCOME (LOSS) FROM INVESTMENTS
                                           ----------------------       WHICH CARRIED AT          FOR THE SIX MONTHS ENDED
                                                          COST OR    ----------------------               JUNE 30,
        BUSINESS SEGMENTS AND               NUMBER OF    ASCRIBED    JUNE 30,  DECEMBER 31,    ------------------------------
      DESCRIPTION OF INVESTMENT               UNITS        VALUE       1997        1996           1997                1996
      -------------------------            ----------    --------    --------  ------------    ----------           ---------

     ASSET MANAGEMENT
     REAL ESTATE AFFILIATE
        HALLWOOD REALTY PARTNERS, L.P. (A)
        - General partner interest......          --      $ 8,650     $ 4,793     $  5,117       $    13            $    (52)
        - Limited partner interest......     413,040        5,381       2,283        1,890           393                (897)
                                                          -------     -------     --------       -------            --------

           Totals.......................                  $14,031     $ 7,076     $  7,007       $   406            $   (949)
                                                          =======     =======     ========       =======            ========

     ASSOCIATED COMPANY
        SHOWBIZ PIZZA TIME, INC. (B)
        - Common stock..................                                           $16,945       $    --            $     --
           Equity in earnings...........                                                --         1,139               1,163
           Gain on sale of shares.......                                                --        18,277               2,040
                                                                                   -------       -------            --------

           Totals.......................                                           $16,945      $ 19,416            $  3,203
                                                                                   =======      ========            ========

         (A) At June 30, 1997, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 24% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP by the equity method of accounting. In addition to recording its share of net income
              (loss), the Company also records its pro rata share of partner capital transactions. On a cumulative basis, the Company's carrying value of its investment in HRP has been decreased by $49,000 for its share of such capital transactions through June 30, 1997, with corresponding adjustments to paid-in capital.

              The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the six months ended June 30, 1997 and 1996 such amortization was $336,000 in each period.

              As discussed in Note 4, the Company pledged 89,269 limited partner units to collateralize a promissory note, due March 1998, in the principal amount of $500,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


              The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at June 30, 1997 were $29.25 and $5.53, respectively.

              The general partner interest is not publicly traded.

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

              On February 24, 1997, ShowBiz filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of 3,200,000 shares of common stock (2,305,371 shares of which were sold by the Company and 894,629 shares of which were sold by the Alpha and Epsilon Trusts). The underwriters were also granted, and did exercise their option to purchase an additional 454,746 shares of common stock from the Company and the Trusts to cover over-allotments. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and to focus on core investments. On March 26, 1997, the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay the $7,000,000 MLBFS line of credit and the $4,000,000 promissory note as discussed in Note 4. The Company reported a gain of $18,277,000 from the transaction. Concurrent with the sale, all five directors of the Company who were also directors of ShowBiz resigned from the ShowBiz board.

3.   LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 17 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1996.

         During the period ended June 30, 1997 the litigation matter styled Marc P. Malcuit, et al, Plaintiffs vs. Howard Johnson International, Inc., et al, Defendants, and numerous Third Party Defendants (including Integra Hotels Incorporated), No. 96-C1-00049, has been settled, and Integra's contribution is being paid by its insurance carrier. However, this settlement did not resolve Integra's potential exposure to one of the Third Party Defendants, Holiday Inns, Inc., under an indemnity provision contained in a former franchise agreement. Integra does not agree with Holiday Inns, Inc.'s position on this issue. Among other things, the contractual indemnity provision predates Integra's bankruptcy proceeding; therefore, if an action is brought hereafter the Company will assert this and other factors as defenses.

         As further discussed in Note 4, the Company entered into a Compromise and Settlement Agreement, whereby the Company and the Integra Unsecured Creditors' Trust agreed to equally divide a $2,513,000 escrow account which had been established in connection with the Company's sale of its ShowBiz investment.

     On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 105578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. On June 25, 1997, plaintiff filed a motion to amend its complaint to add as additional defendants the Company and directors of HRC, the general partner of HRP, and to include claims that HRC had breached its fiduciary duties by not providing access to the books and records as

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


     requested, that HRC, its directors and the Company had breached the partnership agreement and their fiduciary duties by causing HRP to engage in certain transactions including a reverse unit split, an odd-lot tender offer, grants of unit options and sales of units to the Company on terms that plaintiff alleged were not fair to HRP and, that the defendants did not disclose to HRP and its partners the value of HRP's assets and the reasons for the various transactions complained of. The complaint as requested to be amended seeks production of the requested documents, rescission of sales of units to the Company, removal of HRC as general partner, unspecified damages and reimbursement to HRP of its expenses in connection with the transactions and payment of plaintiff's fees and expenses. At the same time as the filing of the motion to amend the first complaint, plaintiff filed a separate action in the same court, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al, (C.A. No. 15754), alleging the same facts and demanding the same relief as plaintiff sought to be included in the amended complaint in the first action. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding. Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of its early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

         In May 1997, a case was filed in United States District Court for the District of Colorado styled Wayland E. Noland v. Hallwood Energy Corporation, The Hallwood Group Incorporated, et al, (C.A. No. 96-WM-2665). At the same time, the plaintiff asked that this case be consolidated with the Ravenswood Investment Company, L.P. vs. Hallwood Energy Corporation, Hallwood Group, Inc. case described in the Company's annual Report on Form 10-K for the year ended December 31, 1996. Unlike the plaintiff in the Ravenswood case, the plaintiff in the Noland case tendered his shares pursuant to the tender offer made by the Company to the shareholders of HEC, but the allegations are substantially identical as those made in the Ravenswood case. The plaintiff in Noland seeks damages of an unspecified amount, and seeks class certification to represent similarly situated former shareholders of HEC. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that the Noland case, like the Ravenswood case, is without merit. The Company plans to vigorously defend this case, but because of its early stage, cannot predict the outcome of this matter or any possible effect an adverse outcome might have.

         The Company had been contingently liable for the 12% Convertible Notes (the "Notes") due July 31, 1997, issued by the Company's former wholly owned subsidiary, Atlantic Metropolitan (U.K.) plc. Obligations under the Notes were assumed by Grainger Trust plc ("Grainger") in connection with its purchase of Atlantic Metropolitan (U.K.) plc in fiscal 1988; however, the Company remained a guarantor as to the repayment of the Notes in the event Grainger defaulted. The Notes were paid in full on July 31, 1997, therefore, the Company has no further obligation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

4.       LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                          -----------      ------------
         Real Estate
           Promissory note, 8%, due March 1998...........................  $     500        $    500

         Energy
           Term loan, prime + 1%, due May 1998...........................      1,027           2,361

         Textile Products
           Revolving credit facility, prime + .25%, due January 2000.....     15,300              --
           Revolving credit facility, prime + .5%, repaid January 1997...         --          11,200
                                                                           ---------        --------
                                                                              15,300          11,200
         Hotels
           Term loan, prime + 3.5%, due May 2001.........................      6,695           6,739
           Term loan, 10%, due October 2001..............................      4,949           5,001
           Promissory note, certificate of deposit rate,
               repaid January 1997.......................................         --             375
           Non-interest bearing obligation, repaid March 1997............         --             166
                                                                           ---------        --------
                                                                              11,644          12,281
         Associated Company
           Line of credit, prime + .75%, repaid March 1997...............         --           7,000
           Promissory note, 5%, repaid March 1997........................         --           4,000
                                                                           ---------        --------
                                                                                  --          11,000
                                                                           ---------        --------

               Total.....................................................    $27,444         $37,342
                                                                           =========        ========

     Further information by business segment is provided below:

     Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). As the HRP per unit price was $29.25 at June 30, 1997, the Company has accrued the cumulative amount of $390,000 for this HRP Participation Amount as a charge to interest expense, of which $60,000 and $-0- were recorded in the six months ended June 30, 1997 and 1996, respectively.

     Energy

         Term loan. In December 1996, the Company's HEPGP Ltd. partnership ("HEPGP") entered into a $2,500,000 term loan agreement. The loan is collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 31, 1998; (ii) monthly principal payments of $139,000, plus interest; (iii) interest rate of prime plus 1% (9.50% at June 30, 1997); (iv) a negative pledge relating to a portion of the Company's ShowBiz common shares, which was released in March 1997 as a result

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


     of a $500,000 principal payment from proceeds of sale of the ShowBiz shares; and (v) restrictions on the declaration of distributions or redemptions of partnership interests.

         Included in the consolidated balance sheets are the Company's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $4,111,000 and $4,432,000 at June 30, 1997 and December 31, 1996, respectively.

     Textile Products

         Revolving credit facility (former). In December 1992, the Company's textile products subsidiary, Brookwood Companies Incorporated ("Brookwood"), established a revolving line of credit facility with The Chase Manhattan Bank, N.A. ("Chase") in an amount up to $13,500,000. The facility was collateralized by accounts receivable and the industrial machinery and equipment located in Kenyon, Rhode Island.

         Revolving credit facility (current). The Chase facility was replaced by a new revolving credit facility in an amount of up to $14,000,000 ($17,500,000 between April 1, 1997 and December 31, 1997 and $15,000,000
     April through June of any other year) on January 7, 1997 with The Bank of New York ("BNY"). Borrowings under the BNY facility, as amended, are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory and the machinery and equipment of Brookwood's subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, of one-quarter percent over prime (8.75% at June 30, 1997) or LIBOR plus 2.25%. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. Brookwood is in compliance with the BNY loan covenants. The outstanding balance at June 30, 1997 was $15,300,000.

     Hotels

         Term loan. In May 1996, a newly-formed, wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn By Marriott hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 term loan. The loan is secured by the hotel and includes the following significant terms: (i) interest rate of prime plus 3.50% (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; (iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of the loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25. The outstanding balance at June 30, 1997 was $6,695,000.

         Term loan. In October 1994, the Company's Integra Hotels, Inc. subsidiary entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Residence Inn By Marriott hotel in Tulsa, Oklahoma and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at June 30, 1997 was $4,949,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

         Promissory note. The Company issued a $4,000,000 promissory note to the Integra Unsecured Creditors' Trust in connection with the consummation of the Integra Plan of Reorganization. Significant terms were (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; (iii) collateral - 517,242 shares of ShowBiz common stock; and (iv) the Trust was entitled to an additional payment at the "Payment Date", as defined, in an amount equal to 100% of the increase in the market value of the ShowBiz shares, as defined, over the base amount of $16.67 per share (the " ShowBiz Participation Amount"). As the ShowBiz per share price was $18.12 at December 31, 1996, the Company accrued $755,000 for the ShowBiz Participation Amount as a charge to interest expense in the year ended December 31, 1996. Although the Company had accrued the ShowBiz Participation Amount, it contended that a proper tender of payment and accrued interest was made on October 11, 1996, and therefore no ShowBiz Participation Amount was owed. As the Trust contended that the promissory note did not provide for prepayment, and that both the promissory note and ShowBiz Participation Amount were owing, the Company filed suit to resolve the matter.

         In connection with the disposition of the Company's entire ShowBiz investment in March 1997, the Company and the Trust entered into a Partial Compromise and Settlement Agreement, whereby the Trust consented to the sale of the 517,242 shares of ShowBiz in exchange for (i) the repayment of the $4,000,000 principal amount of the note and accrued interest through October 11, 1996 and (ii) the deposit of $2,513,000 the "Full Escrowed Amount" into an escrow account, which was a combination of the $2,431,000 disputed ShowBiz Participation Amount, including an additional accrual of $1,675,000 as a charge to interest expense in the quarter ended March 31, 1997, and the $82,000 balance of accrued interest to the maturity date.

         On July 30, 1997 the Company entered into a Compromise and Settlement Agreement, whereby (i) the parties agreed that the Full Escrowed Amount would be equally divided between the Trust and Hallwood and (ii) mutual releases would be executed, in respect to the civil action in the United States District Court, Case No. 3-96CV309DG, for the Northern District of Texas, Dallas Division. Accordingly, $1,256,500 has been recorded as a reduction of interest expense in the quarter ended June 30, 1997 as an offset to the interest expense that had been accrued in the March 31, 1997 quarter. Settlement proceeds plus accrued interest was received on July 31, 1997.

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 13.5% SUBORDINATED DEBENTURES

         7% Collateralized Senior Subordinated Debentures. On March 1, 1993, the Company completed an exchange offer whereby $27,481,000 of its 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the" 7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of the capital stock of the Brookwood and Hallwood Hotels,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


     Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a prior pledge in favor of BNY.

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

         Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was paid in cash. Interest due on August 15, 1996 was paid in-kind by the issuance of $2,817,000 additional 13.5% Debentures (the "1996 Series") and $260,000 of cash in lieu of fractional debentures. The 1996 Series did not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore was not listed. On May 12, 1997, the Company announced its intention to pay annual interest in-kind on August 15, 1997, resulting in the issuance of a new series of unlisted debentures (the "1997 Series") and the payment of cash in lieu of fractional debentures.

         Results of Tender Offer for 13.5% Debentures. In June 1997, pursuant to a self-tender offer for up to $20,000,000 of its 13.5% Debentures, debentureholders tendered $12,875,000 principal value of 13.5% Debentures (50.1% of the total $25,672,000 outstanding at the beginning of the offer) during the offer period. The breakdown by series is listed below:

                                               PRINCIPAL
             SERIES                         AMOUNT TENDERED
           ----------                       ---------------
              1989........................   $ 8,485,000
              1991........................     1,208,000
              1992........................     1,218,000
              1996........................     1,965,000
                                              ----------

                                             $12,875,000
                                             ==========

         The price offered for the 13.5% Debentures was $105 per $100 principal amount, and aggregated $13,519,000 for all debentures properly tendered. Terms of the offer stipulated that no interest would be paid to debentureholders accepting the offer. As a result, the Company recognized an extraordinary gain from debt extinguishment of $877,000 attributable to the over accrual of interest up to the date the self-tender offer expired.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


         Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                     JUNE 30,     DECEMBER 31,
                      DESCRIPTION                                      1997           1996
     --------------------------------------------                  ----------     ------------

   7% Debentures (face amount)....................................   $ 22,808        $ 22,808
   Unrecognized gain from purchase and exchange, net of
      $2,433 and $2,136 accumulated amortization,
         respectively.............................................      1,787           2,084
                                                                     --------        --------

         Totals...................................................   $ 24,595        $ 24,892
                                                                     ========        ========

   13.5% Debentures (face amount)
      1989 Original Series........................................   $  9,745        $ 18,203
      1991 Series.................................................      1,086           2,292
      1992 Series.................................................      1,142           2,360
      1996 Series.................................................        852           2,817
                                                                     --------        --------

         Totals...................................................   $ 12,825        $ 25,672
                                                                     ========        ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


6.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                          ----------------------    -----------------------
                                                            1997          1996        1997           1996
                                                          --------       -------    --------        -------
        Federal
           Deferred.....................................  $    --        $   95      $ 8,960          $158
           Current......................................       25            --          525            54
                                                          -------        ------      -------         -----
              Sub-total.................................       25            95        9,485           212

        State ..........................................      106           184          241           209
                                                          -------        ------      -------         -----

              Total.....................................  $   131        $  279      $ 9,726         $ 421
                                                          =======        ======      =======         =====

         As a result of the substantial tax gain from the of ShowBiz, the Company recorded a related non-cash deferred federal tax charge of $8,960,000 in the 1997 first quarter, which reflects the realization of tax benefits from the utilization of the Company's tax net operating loss carryforwards ("NOLs") and a current federal tax charge of $525,000 for alternative minimum tax.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the deferred tax asset (net of valuation allowance) was $2,040,000 at June 30, 1997. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

7.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            -----------------
                       DESCRIPTION                                           1997       1996
        -------------------------------------------                         ------     ------

      Supplemental schedule of noncash investing and financing activities:
          Issuance of treasury stock in exchange for common shares of
          ShowBiz:
             Investment in ShowBiz........................................  $ 3,820    $   --
             Reduction of additional paid-in capital......................    2,626        --
             Reduction in treasury stock..................................    6,446        --
          Repayment of note payable from funds held in
             restricted cash..............................................      375        --
          Recording of proportionate share of stockholders'
             equity transaction of equity investments.....................      143        53

      Supplemental disclosures of cash payments:
          Interest paid...................................................  $ 3,030    $ 1,998
          Income taxes paid...............................................      404        151


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



8.   COMMON STOCK

         On January 3, 1997, the Company's Board of Directors authorized the issuance of 267,709 treasury shares in exchange for 219,194 common shares of ShowBiz. See Note 2.

         On April 30, 1997, the Company announced a self-tender offer for up to 300,000 shares of its common stock at $27.50 per share, terms and conditions of which were discussed in the offering document dated May 12, 1997. The self-tender offer expired on June 16, 1997. Stockholders tendered a total of 328,346 shares. The Company accepted 4,461 additional shares as permitted by the offering documents for a total purchase price of $8,373,000. The 304,461 shares purchased represented 92.7% of the properly tendered shares.

         For accounting purposes, the cost of the shares has been recorded as treasury stock in the stockholders equity section of the balance sheet.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The Company reported net income of $3,221,000 for the second quarter ended June 30, 1997, compared to net income of $2,396,000 in the 1996 period. The six-month net income of $11,602,000, compares to net income of $2,704,000 in the 1996 period. Total revenue for the 1997 second quarter was $36,258,000, compared to $32,463,000 in the prior-year period. For the six months revenue was $88,073,000 compared to $59,588,000 in the prior-year period. The 1997 six month results included a gain of $18.3 million from the March 1997 sale of the Company's investment in ShowBiz, partially offset by a related non-cash deferred federal tax charge of $8,960,000 and current federal tax charge of $525,000.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

     REAL ESTATE.

         Revenue. Fee income of $1,545,000 for the quarter ended June 30, 1997 increased by $459,000, or 42%, from $1,086,000 in the prior-year period. Fee income of $2,518,000 for the six months increased by $423,000 from $2,095,000 for the similar period a year ago. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and to third party real estate property owners. The increases were due primarily to increased leasing fees from third party owners in the 1997 periods.

         The equity income (loss) from investments in HRP represents the Company's recognition of its pro rata share of the earnings (loss) reported by HRP and amortization of negative goodwill. For the 1997 second quarter, the Company reported income of $316,000 compared to a $455,000 loss in the period a year ago. The comparative six month amounts were income of $406,000 in 1997 and a loss of $949,000 in 1996. The improvement resulted principally from HRP's substantially lower depreciation expense, as a result of an extension of the useful economic lives of certain building costs, effective January 1, 1997.

         Expenses. Administrative expenses increased to $579,000 and $1,114,000 in the 1997 second quarter and six-month periods, compared to $327,000 and $657,000 in the comparable year-ago periods, due to the increased leasing commissions in connection with the leasing fees earned from third party owners and increased payments under the management company's incentive plan.

         Amortization expense of $168,000 for the second quarter and $336,000 for the six months in both the 1997 and 1996 periods relates to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense increased to $40,000 from $13,000 in the 1997 second quarter and to $80,000 from $30,000 in the six-month period, due to the recording of a $30,000 charge in each of the 1997 first and second quarters for the HRP Participation Amount discussed in Note 4.

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

         Gas revenue for the 1997 second quarter decreased $409,000 to $648,000 from $1,057,000. For the six months, gas revenue declined to $1,710,000 from $2,239,000. The decrease in gas revenue for the six months was due primarily to a decrease in production to 703,000 mcf from 928,000 mcf, partially offset by an increase in the average gas price to $2.43 from $2.41 per mcf. Oil revenue for the 1997 second quarter decreased $278,000 to $395,000 from $673,000. For the six months, oil revenue declined to $1,020,000 from $1,345,000. The decrease for the six months was attributable to a decline in production to 50,000 barrels from 71,000 barrels, partially offset by an increase in the average price per barrel to $20.40 from $18.94. The decrease in oil and gas production is primarily due to the temporary shut-in of two wells in Louisiana while workover procedures are performed, as well as steep production declines on wells located in the West Texas area.

         Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The increase in other income to $146,000 for the 1997 second quarter from $36,000 in the 1996 period and to $224,000 for the 1997 six month period from $64,000 in the 1996 period are primarily due to an increase in HEP's equity in earnings of HCRC.

         Expenses. Operating expenses decreased by $18,000 to $332,000 for the 1997 second quarter from $350,000 in the prior-year quarter and decreased $72,000 to $660,000 for the six months from $732,000 as a result of decreased production taxes resulting from the lower production described above.

         Depreciation, depletion and amortization decreased to $318,000 for the 1997 second quarter and $627,000 for the six months compared to $386,000 and $855,000 in the year-ago periods. The decreases are attributable to lower depletion in 1997 due to the decline in production.

         Administrative expenses increased by $46,000 for the 1997 second quarter to $233,000 from $187,000 in the 1996 quarter and increased by $74,000 to $508,000 for the 1997 six-month period from $434,000, due to an increase in allocated internal overhead.

         Interest expense decreased by $9,000 to $104,000 for the 1997 second quarter compared to $113,000 in 1996 and decreased by $30,000 to $224,000 for the 1997 six months compared to $254,000 for the year ago period, primarily due to a decrease in the Company's pro rata share of HEP's interest expense resulting from a lower debt balance during 1997.

         Minority interest, which represents the interest of other common shareholders in the net income of HEC, was $113,000 and $228,000 in the 1996 second quarter and six-month periods, respectively. The minority interest was eliminated in November 1996 as a result of the merger of HEC into the Company.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TEXTILE PRODUCTS.

         Revenue. Sales increased $5,062,000, or 23%, in the 1997 second quarter to $26,979,000, compared to $21,917,000 in the same quarter a year ago. The comparative six months sales increased by 26% to $50,484,000 in 1997 from $40,087,000 in 1996. The sales increases occurred in all divisions, but principally in the distribution businesses. Demand for Brookwood's products is much higher in 1997, compared to the weak market conditions experienced in 1996.

         Expenses. Cost of sales increased $4,426,000, or 24%, to $23,178,000 from $18,752,000 in the second quarter last year and increased $10,397,000, or 26%, to $50,484,000 from $40,087,000 for the six months.
     The increase in cost of sales was principally the result of the increase in sales. The lower gross profit margins for the 1997 second quarter (14.1% versus 14.4%) and the six-month periods (13.7% versus 14.3%) resulted from competitive market pressures in the distribution businesses.

          Administrative and selling expenses increased $227,000 in the 1997 second quarter to $2,397,000 from $2,169,000 for the comparable 1996 period, and increased $379,000 for the six-month period to $4,658,000 from $4,279,000 for the comparable 1996 period, due to increased operating expenses associated with the 26% increase in sales revenue.

         The $120,000 increase in interest expense to $286,000 for the 1997 second quarter from $166,000 in the prior-year period and the $206,000 increase to $528,000 for the six months from $322,000 were the result of higher average borrowings than in the prior-year period.

     HOTELS

         Revenue. Sales of $5,579,000 in the 1997 second quarter increased by $88,000, or 1.6% from the year-ago amount of $5,491,000. The 1997 six month hotel sales of $11,436,000 increased by $375,000, compared to $11,061,000 for the 1996 period. Improved sales were reported at all five of the Company's hotel properties and were attributable to higher average daily rates, which averaged a 4.32% increase, and higher occupancy levels, which averaged a 0.77% increase.

         Expenses. Operating expenses of $4,501,000 for the 1997 second quarter increased by 2.3% from $4,398,000 in 1996. The 1997 six month hotel operating expenses increased by $80,000 to $9,029,000, compared to $8,949,000 for the 1996 period. The 3.4% increase on a comparable basis is offset by the lack of rent expense since May 1996 for the Greenville, South Carolina Residence Inn, which was formerly a leasehold interest.

         Depreciation and amortization expense increased by $72,000 to $684,000 for the 1997 second quarter from $612,000 in the prior-year period, reflecting the May 1996 purchase of the fee interest in the Greenville Residence Inn hotel and recent capital expenditures at the remaining properties. Depreciation and amortization for the 1997 and 1996 six month periods were $1,374,000 and $1,175,000, respectively.

         Interest expense increased by $83,000 to $368,000 for the 1997 second quarter from $285,000 in the 1996 period and increased by $309,000 to $732,000 for the six month period from $423,000, due to the procurement of the $6,800,000 term loan on the Greenville Residence Inn hotel.

     ASSOCIATED COMPANY

         Revenue. Results for the 1997 six month period include the Company's pro-rata share of ShowBiz results using the equity method of accounting and a substantial gain on the sale of the Company's entire ShowBiz investment. For the six months, the Company recorded equity income of $1,139,000 from its investment in ShowBiz compared to equity income of $1,163,000 in the prior-year period. On March 26,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     1997 the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. The Company sold its shares to repay debt, utilize expiring federal income tax loss carryforwards and to focus on core investments. The Company reported a gain of $18,277,000 from the transaction. The prior year income included a gain on sale of 225,000 ShowBiz shares in the amount of $2,040,000 in the 1996 second quarter. See Note 2.

         Expenses. Interest expense (recovery) of $(1,256,000) for the 1997 second quarter compared to $174,000 from the year-ago quarter. The recovery in the 1997 second quarter is attributable to the settlement of litigation involving the ShowBiz Participation Amount with the Integra Unsecured Creditors' Trust, as further discussed in Note 4. Interest expense of $607,000 for the 1997 six month period increased by $267,000 from the 1996 amount of $340,000. The Company had recorded the potential amount of $1,675,000 in the 1997 first quarter for the ShowBiz Participation Amount, which was adjusted to the settlement amount in the 1997 second quarter.

     OTHER

         Revenue. Interest on short-term investments and other income increased by $225,000 to $382,000 for the 1997 second quarter and increased by $343,000 to $574,000 for the 1997 six month period from the comparable prior year amounts. The increases were primarily attributable to higher interest income earned on the Company's short-term investments, and higher rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity - Integra-A Hotel and Restaurant Company. Fee income for the 1997 second quarter and six month periods of $179,000 and $285,000, respectively, compared to $106,000 and $212,000 in the 1996 periods. The increases were due to a modification of a consulting agreement with one of the Company's affiliated companies.

         Expenses. Interest expense in the amount of $1,114,000 for the 1997 second quarter and $2,220,000 for the six months increased from the prior year amounts of $1,025,000 and $2,051,000, respectively. The increases were primarily due to the August 1996 issuance of additional 13.5% Debentures in the amount of $2,817,000 in connection with the payment of annual interest in-kind. The 13.5% Debenture self-tender offer was not completed until June 24, 1997, and did not have a material effect on the six-month interest expense. See Note 5.

         Administrative expenses of $737,000 for the 1997 second quarter and $1,377,000 for the six months were increased from the comparable 1996 amounts of $572,000 and $1,066,000, respectively. The increases were due to higher consulting, legal and accounting fees.

         Income taxes. Income taxes were $131,000 for the 1997 second quarter and $279,000 in the 1996 quarter. The income taxes for the 1997 and 1996 six month periods were $9,726,000 and $421,000, respectively. The 1997 six months included an $8,960,000 non-cash federal deferred tax charge and a federal current charge of $525,000 for alternative minimum tax (both charges relating to the ShowBiz sale). The 1996 six months included a non-cash federal deferred tax charge of $158,000 and a $54,000 federal current charge. The balance of the expense in the quarter and six month periods was for state taxes, which is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

         As of June 30, 1997, the Company had approximately $115,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. The estimated tax gain from the sale of the Company's ShowBiz investment will be offset by utilization of the Company's NOL's. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $6,000,000 of the NOLs prior to their ultimate expiration in the year 2011.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at June 30, 1997 totaled $14,494,000. The increase from the December 31, 1996 amount of $7,495,000 is attributable to the sale of the Company's entire ShowBiz investment, after the payment of certain related liabilities, and payments in connection with the self-tender offers for the 13.5% Debentures and common stock.

         The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The majority of its investment in HRP is presently unencumbered.

         The Company's energy segment generates funds from its operating and financing activities, and is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company reports its share of the long-term obligations of its HEP affiliate totaling $4,111,000 at June 30, 1997. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In December 1996, the Company's HEPGP entity obtained a $2,500,000 term loan, which has been reduced to $1,027,000 at June 30, 1997. The loan contains a provision which prohibits HEPGP from making any distribution, directly or indirectly, to the Company during the term of the loan.

         Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At June 30, 1997, Brookwood had $1,573,000 of unused borrowing capacity on its line of credit. In January 1997, the Company received a $1,000,000 cash dividend from Brookwood on its preferred stock. Future dividends will be paid as permitted by the new revolver, which allows for dividends to be paid to the extent of 80% of cash flow after capital expenditures.

         The Company's hotel segment generates cash flow from operating five hotels (one Holiday Inn in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). The sale of hotel properties may also provide a source of liquidity; however, sales transactions may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The hotels are operated under various licensing agreements which require periodic franchise mandated modernization programs, the cost of which can be substantial.

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

     2   Changes in Securities                                                                              None

     3   Defaults upon Senior Securities                                                                    None

     4   Submission of Matters to a Vote of Security Holders                                                None

     5   Other Information                                                                                  None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (i)   10.25 - Amendment No. 2, dated as of May 23, 1997 to Credit Agreement dated as of
                            January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries,
                            Inc., Brookwood Laminating, Inc., as Borrowers and The Bank of New York,
                            filed herewith.                                                                 Pages 28-30

                    10.26   Amendment No. 3, dated as of June 25, 1997 to Credit Agreement dated as of
                            January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries,
                            Inc., Brookwood Laminating, Inc., as Borrowers and The Bank of New York,
                            filed herewith.                                                                 Pages 31-33

              (ii)  11 - Statement Regarding Computation of Per Share Earnings                              Page 34

              (iii) 27 - Financial Data Schedule                                                            Page 35

         (b)  Reports on Form 8-K                                                                           None


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   THE HALLWOOD GROUP INCORPORATED



Dated: August 13, 1997             By:      /s/ Melvin J. Melle
                                       --------------------------------
                                        Melvin J. Melle, Vice President
                                         (Duly Authorized Officer and
                                            Principal Financial and
                                              Accounting Officer)

                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                   DESCRIPTION                                                  PAGE
 -------                                  -----------                                                  ----

(i)10.25       Amendment No. 2, dated as of May 23, 1997 to Credit Agreement dated as of
               January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries,
               Inc., Brookwood Laminating, Inc., as Borrowers and The Bank of New York,
               filed herewith.                                                                      Pages 28-30

   10.26       Amendment No. 3, dated as of June 25, 1997 to Credit Agreement dated as of
               January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries,
               Inc., Brookwood Laminating, Inc., as Borrowers and The Bank of New York,
               filed herewith.                                                                      Pages 31-33

(ii)  11       Statement Regarding Computation of Per Share Earnings                                Page 34

(iii) 27       Financial Data Schedule                                                              Page 35

 (b)           Reports on Form 8-K                                                                  None
