Form 10-Q
period 1997-09-30
HALLWOOD GROUP INC
filed 1997-11-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                  ----------------------  --------------------

FOR THE PERIOD ENDED SEPTEMBER 30, 1997        COMMISSION FILE NUMBER:  1-8303

                      ------------------------------------

                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                      ------------------------------------

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

     1,261,757 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 1997.


================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM NO.                    PART I - FINANCIAL INFORMATION                                       PAGE
--------                    ------------------------------                                       ----

   1        Financial Statements (unaudited):

            Consolidated Balance Sheets as of September 30, 1997
              and December 31, 1996......................................................          3-4

            Consolidated Statements of Operations for the
              Nine Months Ended September 30, 1997 and 1996..............................          5-6

            Consolidated Statements of Operations for the
              Three Months Ended September 30, 1997 and 1996.............................          7-8

            Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1997 and 1996..............................            9

            Notes to Consolidated Financial Statements...................................        10-19

   2        Managements's Discussion and Analysis of
              Financial Condition and Results of Operations..............................        20-25

                           PART II - OTHER INFORMATION

1 thru 6    Exhibits, Reports on Form 8-K and Signature Page.............................        26-29

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                      -------      --------

ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ......................      $ 7,128      $  7,007
       Receivables and other assets ............          318         1,220
                                                      -------      --------
                                                        7,446         8,227

    ENERGY
       Oil and gas properties, net .............        9,341         8,928
       Current assets of HEP ...................        2,035         2,426
       Noncurrent assets of HEP ................        1,811         1,664
       Receivables and other assets ............          377           548
                                                      -------      --------
                                                       13,564        13,566
                                                      -------      --------

          Total asset management assets ........       21,010        21,793

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories .............................       18,423        17,188
       Receivables .............................       13,894        13,094
       Property, plant and equipment, net ......        8,864         8,791
       Other ...................................          891         1,037
                                                      -------      --------
                                                       42,072        40,110

    HOTELS
       Properties, net .........................       14,617        15,568
       Receivables and other assets ............        2,157         2,076
                                                      -------      --------
                                                       16,774        17,644
                                                      -------      --------

          Total operating subsidiaries assets...       58,846        57,754

ASSOCIATED COMPANY
       Investment in ShowBiz Pizza Time, Inc....           --        16,945

OTHER
       Cash and cash equivalents ...............       13,599         7,495
       Deferred tax asset, net .................        2,040        11,000
       Receivables and other assets ............        1,711         1,236
       Restricted cash .........................          393           573
                                                      -------      --------
          Total other assets ...................       17,743        20,304
                                                      -------      --------
          TOTAL ................................      $97,599      $116,796
                                                      =======      ========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   1997            1996
                                                                                 --------       ---------

ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ..............................       $   613        $    490
       Loan payable .......................................................           500             500
                                                                                 --------       ---------
                                                                                    1,113             990
    ENERGY
       Long-term obligations of HEP .......................................         4,364           4,432
       Current liabilities of HEP .........................................         2,374           2,531
       Loan payable .......................................................           610           2,361
       Accounts payable and accrued expenses ..............................           457           1,223
                                                                                 --------       ---------
                                                                                    7,805          10,547
                                                                                 --------       ---------
          Total asset management liabilities ..............................         8,918          11,537

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loan payable .......................................................        12,850          11,200
       Accounts payable and accrued expenses ..............................         8,677           8,678
                                                                                 --------       ---------
                                                                                   21,527          19,878
    HOTELS
       Loans payable ......................................................        11,609          12,281
       Accounts payable and accrued expenses ..............................         1,780           1,976
                                                                                 --------       ---------
                                                                                   13,389          14,257
                                                                                 --------       ---------
          Total operating subsidiaries liabilities ........................        34,916          34,135

ASSOCIATED COMPANY
       Accounts payable and accrued expenses ..............................            --             870
       Loans payable ......................................................            --          11,000
                                                                                 --------       ---------
          Total associated company liabilities ............................            --          11,870

OTHER
       7% Collateralized Senior Subordinated Debentures ...................        24,444          24,892
       13.5% Subordinated Debentures ......................................        14,349          25,672
       Interest and other accrued expenses ................................           991           1,906
                                                                                 --------       ---------
          Total other liabilities .........................................        39,784          52,470
                                                                                 --------       ---------
          TOTAL LIABILITIES ...............................................        83,618         110,012

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding;
           stated at redemption value .....................................         1,000           1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B..            --              --
       Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,261,757 and 1,298,509 shares, respectively ........           160             160
       Additional paid-in capital .........................................        54,823          57,306
       Accumulated deficit ................................................       (32,883)        (44,490)
       Treasury stock, 335,447 and 298,695 shares, respectively, at cost...        (9,119)         (7,192)
                                                                                 --------       ---------
          TOTAL STOCKHOLDERS' EQUITY ......................................        12,981           5,784
                                                                                 --------       ---------
          TOTAL ...........................................................      $ 97,599       $ 116,796
                                                                                 ========       =========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1997         1996
                                                           -------      --------

ASSET MANAGEMENT
    REAL ESTATE
       Fees .........................................      $ 3,592      $  4,212
       Equity income (loss) from investments in HRP..          625        (1,259)
                                                           -------      --------
                                                             4,217         2,953
       Administrative expenses ......................        1,427           905
       Depreciation and amortization ................          504           504
       Interest .....................................          120           241
       Provision for loss (recovery) ................           81           (22)
                                                           -------      --------
                                                             2,132         1,628
                                                           -------      --------
          Income from real estate operations ........        2,085         1,325
    ENERGY
       Gas revenues .................................        2,781         3,260
       Oil revenues .................................        1,502         1,982
       Other income .................................          247           405
                                                           -------      --------
                                                             4,530         5,647
       Operating expenses ...........................        1,075         1,088
       Depreciation, depletion and amortization .....          982         1,210
       Administrative expenses ......................          726           890
       Interest .....................................          306           358
       Minority interest ............................           --           352
                                                           -------      --------
                                                             3,089         3,898
                                                           -------      --------
          Income from energy operations .............        1,441         1,749
                                                           -------      --------
          Income from asset management operations ...        3,526         3,074

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ........................................       70,139        57,940
       Cost of sales ................................       60,769        49,980
       Administrative and selling expenses ..........        6,858         6,417
       Interest .....................................          775           498
                                                           -------      --------
                                                            68,402        56,895
                                                           -------      --------
          Income from textile products operations ...        1,737         1,045


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  1997           1996
                                                                --------       --------

OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales .............................................      $ 16,543       $ 16,107

       Operating expenses ................................        13,268         13,188
       Depreciation and amortization .....................         2,000          1,905
       Interest ..........................................         1,106            804
                                                                --------       --------
                                                                  16,374         15,897
                                                                --------       --------
          Income from hotel operations ...................           169            210
                                                                --------       --------
          Income from operating subsidiaries .............         1,906          1,255

ASSOCIATED COMPANY
       Income from investment in ShowBiz .................        19,416          4,107
       Interest ..........................................           607            566
                                                                --------       --------

          Income from associated company .................        18,809          3,541

OTHER
       Interest on short-term investments
       and other income...................................           918            358
       Fee income ........................................           423            319
                                                                --------       --------
                                                                   1,341            677

       Interest ..........................................         2,931          3,131
       Administrative expenses ...........................         2,095          1,656
                                                                --------       --------
                                                                   5,026          4,787
                                                                --------       --------
          Other loss, net ................................        (3,685)        (4,110)
                                                                --------       --------
       Income before income taxes and
       extraordinary gain.................................        20,556          3,760
       Income taxes ......................................         9,776            555
                                                                --------       --------
       Income before extraordinary gain ..................        10,780          3,205
       Extraordinary gain from extinguishment of debt ....           877           --
                                                                --------       --------
NET INCOME ...............................................      $ 11,657       $  3,205
                                                                ========       ========

PER COMMON SHARE (PRIMARY AND FULLY DILUTED)
       Income before extraordinary gain ..................      $   7.20       $   2.41
       Extraordinary gain from extinguishment of debt ....          0.59           --
                                                                --------       --------
       Net income ........................................      $   7.79       $   2.41
                                                                ========       ========




          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           1997           1996
                                                         --------       --------

ASSET MANAGEMENT
    REAL ESTATE
       Fees .......................................      $  1,074       $  2,117
       Equity income (loss) from
         investments in HRP........................           219           (310)
                                                         --------       --------
                                                            1,293          1,807

       Administrative expenses ....................           313            248
       Depreciation and amortization ..............           168            168
       Provision for loss .........................            81             --
       Interest ...................................            40            211
                                                         --------       --------
                                                              602            627
                                                         --------       --------
          Income from real estate operations ......           691          1,180

    ENERGY
       Gas revenues ...............................         1,071          1,021
       Oil revenues ...............................           482            637
       Other income ...............................            23            341
                                                         --------       --------
                                                            1,576          1,999

       Operating expenses .........................           415            356
       Depreciation, depletion and amortization ...           355            355
       Administrative expenses ....................           218            456
       Interest ...................................            82            104
       Minority interest ..........................            --            124
                                                         --------       --------
                                                            1,070          1,395
                                                         --------       --------
          Income from energy operations ...........           506            604
                                                         --------       --------

          Income from asset management
          operations ..............................         1,197          1,784

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ......................................        19,655         17,853

       Cost of sales ..............................        17,221         15,626
       Administrative and selling expenses ........         2,200          2,138
       Interest ...................................           247            176
                                                         --------       --------
                                                           19,668         17,940
                                                         --------       --------
          Loss from textile products operations ...           (13)           (87)


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1997          1996
                                                                -------       -------

OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales ................................................      $ 5,107       $ 5,045

       Operating expenses ...................................        4,239         4,238
       Depreciation and amortization ........................          626           730
       Interest .............................................          374           381
                                                                   -------       -------
                                                                     5,239         5,349
                                                                   -------       -------
          Loss from hotel operations ........................         (132)         (304)
                                                                   -------       -------

          Loss from operating subsidiaries ..................         (145)         (391)

ASSOCIATED COMPANY
       Income from investment in ShowBiz ....................           --           904

       Interest .............................................           --           226
                                                                   -------       -------

          Income from associated company ....................           --           678

OTHER
       Interest on short-term investments and other income...          344           128
       Fee income ...........................................          138           106
                                                                   -------       -------
                                                                       482           234

       Administrative expenses ..............................          718           590
       Interest .............................................          711         1,080
                                                                   -------       -------
                                                                     1,429         1,670
                                                                   -------       -------

          Other loss, net ...................................         (947)       (1,436)
                                                                   -------       -------

       Income before income taxes ...........................          105           635
       Income taxes .........................................           50           135
                                                                   -------       -------

NET INCOME ..................................................      $    55       $   500
                                                                   =======       =======

PER COMMON SHARE (PRIMARY AND FULLY DILUTED)

       Net income ...........................................      $  0.04       $  0.38
                                                                   =======       =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                             1997           1996
                                                                                           --------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ......................................................................      $ 11,657       $ 3,205
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Gain from sale of investment in ShowBiz ......................................       (18,277)       (2,431)
       Net change in deferred tax asset .............................................         8,960           189
       Depreciation, depletion and amortization .....................................         4,367         4,427
       Undistributed income from HEP ................................................        (2,684)       (3,438)
       Distributions from HEP .......................................................         1,427         1,943
       Net change in accrued interest on 13.5% Debentures ...........................         1,313         2,103
       Payment of ShowBiz Participation Amount ......................................        (1,256)           --
       Equity in net (income) of  ShowBiz ...........................................        (1,139)       (1,676)
       Extraordinary gain from extinguishment of debt ...............................          (877)           --
       Equity in net (income) loss of HRP ...........................................          (625)        1,259
       Amortization of deferred gain from debenture exchange ........................          (448)         (430)
       Provision for loss ...........................................................            81            --
       Net change in textile products assets and liabilities ........................        (1,941)       (1,351)
       Net change in other assets and liabilities ...................................           856        (3,859)
       Net change in energy assets and liabilities ..................................            98           158
                                                                                           --------       -------

          Net cash provided by operating activities .................................         1,512            99

CASH FLOWS FROM INVESTING ACTIVITIES
    Net proceeds from sale of investment in ShowBiz .................................        40,323         4,139
    Capital expenditures for hotels and real estate .................................        (1,044)         (961)
    Investments in textile products property and equipment ..........................          (903)         (618)
    Purchase of minority shares of HEC ..............................................          (648)           --
    Net change in restricted cash for investing activities ..........................          (276)         (116)
    Investments in energy property and equipment ....................................          (164)         (288)
    Acquisition of fee interest in hotel ............................................            --        (6,550)
    Investment in HRP ...............................................................            --           (54)
                                                                                           --------       -------

          Net cash provided by (used in) investing activities .......................        37,288        (4,448)

CASH FLOWS FROM FINANCING ACTIVITIES
    Self-tender offer for 13.5% Debentures ..........................................       (12,875)           --
    Repayment of bank borrowings and loans payable ..................................       (13,048)       (1,084)
    Purchase of common stock for treasury ...........................................        (8,373)         (394)
    Proceeds from bank borrowings and loans payable .................................         1,650         9,200
    Payment of dividends to Series B preferred stockholders .........................           (50)          (50)
    Purchase of capital stock by energy subsidiary for treasury .....................            --          (158)
                                                                                           --------       -------

          Net cash provided by (used in) financing activities .......................       (32,696)        7,514
                                                                                           --------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................................         6,104         3,165

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................         7,495         3,339
                                                                                           --------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................      $ 13,599       $ 6,504
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

2.   INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY
     (DOLLAR AMOUNTS IN THOUSANDS):


                                              AS OF SEPTEMBER 30, 1997        AMOUNT AT          INCOME (LOSS) FROM INVESTMENTS
                                              ------------------------     WHICH CARRIED AT         FOR THE NINE MONTHS ENDED
                                                             COST OR   ----------------------------       SEPTEMBER 30,
  BUSINESS SEGMENTS AND                         NUMBER OF    ASCRIBED  SEPTEMBER 30,   DECEMBER 31,   ---------------------
DESCRIPTION OF INVESTMENT                         UNITS        VALUE         1997          1996         1997         1996
-------------------------                       ----------  ----------    ----------    ----------    ----------   --------

ASSET MANAGEMENT
REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (A)
   - General partner interest.............             --     $ 8,650      $ 4,632      $  5,117     $    19     $    (75)
   - Limited partner interest.............        413,040       5,381        2,496         1,890         606       (1,184)
                                                              -------      -------      --------     -------     --------
      Totals .............................                    $14,031      $ 7,128      $  7,007     $   625     $ (1,259)
                                                              =======      =======      ========     =======     ========
ASSOCIATED COMPANY
   SHOWBIZ PIZZA TIME, INC. (B)
   - Common stock ........................                                              $ 16,945     $    --     $     --
      Equity in earnings .................                                                    --       1,139        1,676
      Gain on sale of shares .............                                                    --      18,277        2,431
                                                                                        --------     -------     --------
      Totals .............................                                              $ 16,945     $19,416     $  4,107
                                                                                        ========     =======     ========

     (A) At September 30, 1997, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 24% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP by the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of partner capital transactions. On a cumulative basis, the Company's carrying value of its investment in HRP had been decreased by $49,000, none of which occurred in 1997, for its share of such capital transactions with corresponding adjustments to paid-in capital.

         The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the nine months ended September 30, 1997 and 1996 such amortization was $504,000 in each period.

         As discussed in Note 4, the Company pledged 89,269 limited partner units to collateralize a promissory note, due March 1998, in the principal amount of $500,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

         The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at September 30, 1997 were $54.50 and $6.04, respectively.

         The general partner interest is not publicly traded.

     (B) The Company accounted for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") by the equity method of accounting. The Company also recorded its pro rata share of stockholders' equity transactions with corresponding adjustments to paid-in capital.

         On January 3, 1997, the Company's Board of Directors authorized the issuance of 267,709 treasury shares to and in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trusts, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, chairman and president of the Company, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996.

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

        In the 1997 second quarter, the litigation matter styled Marc P. Malcuit, et al, Plaintiffs vs. Howard Johnson International, Inc., et al, Defendants, and numerous Third Party Defendants (including Integra Hotels Incorporated), No. 96-C1-00049, was settled, and Integra's contribution was paid by its insurance carrier. However, this settlement did not resolve Integra's potential exposure to one of the Third Party Defendants, Holiday Inns, Inc., under an indemnity provision contained in a former franchise agreement. Integra does not agree with Holiday Inns, Inc.'s position on this issue. Among other things, the contractual indemnity provision predates Integra's bankruptcy proceeding; therefore, if an action is brought hereafter, the Company will assert this and other factors as defenses.

        As further discussed in Note 4, the Company entered into a Compromise and Settlement Agreement, whereby the Company and the Integra Unsecured Creditors' Trust agreed to equally divide a $2,513,000 escrow account which had been established in connection with the Company's sale of its ShowBiz investment.

        On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 105578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. On June 25, 1997, plaintiff filed a motion to amend its complaint to add as additional defendants the Company and directors of HRC, the general partner of HRP, and to include claims that HRC had breached its fiduciary duties by not providing access to the books and records as

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

     requested, that HRC, its directors and the Company had breached the partnership agreement and their fiduciary duties by causing HRP to engage in certain transactions, including a reverse unit split, an odd-lot tender offer, grants of unit options and sales of units to the Company on terms that plaintiff alleged were not fair to HRP and, that the defendants did not disclose to HRP and its partners the value of HRP's assets and the reasons for the various transactions complained of. The defendants have moved to dismiss the amended complaint. The complaint as amended seeks production of the requested documents, rescission of sales of units to the Company, removal of HRC as general partner, unspecified damages and reimbursement to HRP of its expenses in connection with the transactions and payment of plaintiff's fees and expenses. At the same time as the filing of the motion to amend the first complaint, plaintiff filed a separate action in the same court, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al, (C.A. No. 15754), alleging the same facts and demanding the same relief as plaintiff sought to be included in the amended complaint in the first action. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding. Defendants believe that the claims are without merit and intend to defend the cases vigorously but, because of its early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

        In May 1997, a case was filed in United States District Court for the District of Colorado styled Wayland E. Noland v. Hallwood Energy Corporation, The Hallwood Group Incorporated, et al, (C.A. No. 96-WM-
     2665). At the same time, the plaintiff asked that this case be consolidated with the Ravenswood Investment Company, L.P. vs. Hallwood Energy Corporation, Hallwood Group, Inc. case described in the Company's annual Report on Form 10-K for the year ended December 31, 1996. Unlike the plaintiff in the Ravenswood case, the plaintiff in the Noland case tendered his shares pursuant to the tender offer made by the Company to the shareholders of HEC, but the allegations are substantially identical as those made in the Ravenswood case. The plaintiff in Noland seeks damages of an unspecified amount, and seeks class certification to represent similarly situated former shareholders of HEC. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that the Noland case, like the Ravenswood case, is without merit. Certain non- tendering plaintiffs in the Ravenswood case, the owners of 15,065 shares of stock of HEC, have also filed a lawsuit styled Cede & Company, et al, vs. Hallwood Group Inc. for appraisal rights under the Texas statute. The Company plans to vigorously defend these cases, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

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

        The Company has entered into an agreement (the "Option Agreement") with the president of its Brookwood Companies Incorporated subsidiary to sell all of the capital stock of the textile products subsidiary for a minimum of $9.8 million, including at least $1.8 million of anticipated dividends and tax sharing payments. The Company is currently unable to determine if the Option Agreement can be exercised by its March 31, 1998 expiration date. If such transaction is determined to be probable, the Company will record a charge against earnings at that time. In accordance with the terms of the indenture for the 7% Debentures, the net proceeds from the sale would be used to repurchase 7% Debentures (i) in the open market, (ii) in private transactions or (iii) at random by the Trustee.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

4.   LOANS PAYABLE

     Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1997            1996
                                                                   --------       ---------

Real Estate
  Promissory note, 8%, due March 1998...........................   $    500        $   500

Energy
  Term loan, prime + 1%, due May 1998...........................        610           2,361

Textile Products
  Revolving credit facility, prime + .25%, due January 2000.....     12,850              --
  Revolving credit facility, prime + .5%, repaid January 1997...         --          11,200
                                                                   --------       ---------
                                                                     12,850          11,200
Hotels
  Term loan, prime + 3.5%, due May 2001.........................      6,688           6,739
  Term loan, 10%, due October 2001..............................      4,921           5,001
  Promissory note, certificate of deposit rate,
    repaid January 1997.........................................         --             375
  Non-interest bearing obligation, repaid March 1997............         --             166
                                                                   --------       ---------
                                                                     11,609          12,281
Associated Company
  Line of credit, prime + .75%, repaid March 1997...............         --           7,000
  Promissory note, 5%, repaid March 1997........................         --           4,000
                                                                   --------       ---------
                                                                         --          11,000
                                                                   --------       ---------
  Total.........................................................   $ 25,569       $  37,342
                                                                   ========       =========

     Further information by business segment is provided below:

     Real Estate

        Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000, promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). The Company has accrued the cumulative amount of $420,000 for this HRP Participation Amount as a charge to interest expense, of which $90,000 and $200,000 were recorded in the nine months ended September 30, 1997 and 1996, respectively.

     Energy

        Term loan. In December 1996, the Company's HEPGP Ltd. partnership ("HEPGP") entered into a $2,500,000 term loan agreement. The loan is collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 31, 1998; (ii) monthly principal payments of $139,000, plus interest; (iii) interest rate of prime plus 1% (9.50% at September 30, 1997); (iv) a negative pledge relating to a portion of the Company's ShowBiz common shares, which was released in March 1997 as a

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

     result of a $500,000 principal payment from proceeds of sale of the ShowBiz shares; and (v) restrictions on the declaration of distributions or redemptions of partnership interests.

        Included in the consolidated balance sheets are the Company's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $4,364,000 and $4,432,000 at September 30, 1997 and December 31, 1996, respectively.

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

        Revolving credit facility (current). The Chase facility was replaced by a new revolving credit facility in an amount of up to $14,000,000 ($17,500,000 between April 1, 1997 and December 31, 1997 and $15,000,000
     April through June of any other year) on January 7, 1997 with The Bank of New York ("BNY"). Borrowings under the BNY facility, as amended, are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory and the machinery and equipment of Brookwood's subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, of one-quarter percent over prime (8.75% at September 30, 1997) or LIBOR plus 2.25%. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. Brookwood is in compliance with the BNY loan covenants. The outstanding balance at September 30, 1997 was $12,850,000.

     Hotels

        Term loan. In May 1996, a newly-formed, wholly-owned special purpose subsidiary, Brock Suite Greenville, Inc., acquired the fee interest in the Residence Inn By Marriott hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 term loan. The loan is secured by the hotel and includes the following significant terms:
     (i) interest rate of prime plus 3.50% (minimum rate 12%, maximum rate 17%);
     (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; (iii) loan may be prepaid, subject to a prepayment premium which declines from 4% to 1% of the loan balance, depending on the prepayment date; and (iv) various financial and non-financial covenants, including a minimum debt service coverage ratio, as defined, of 1.25. The outstanding balance at September 30, 1997 was $6,688,000.

        Term loan. In October 1994, the Company's Integra Hotels, Inc. subsidiary entered into a mortgage loan in the amount of $5,200,000. The loan is secured by the Residence Inn By Marriott hotel in Tulsa, Oklahoma and includes the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after seven years; (iii) participation by lender of 15% of net cash flow (as defined) after capital expenditures and debt service and 15% of residual value at maturity or upon sale or refinancing; and (iv) maintenance of a 4% capital reserve. The outstanding balance at September 30, 1997 was $4,921,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

        On July 30, 1997 the Company entered into a Compromise and Settlement Agreement, whereby (i) the parties agreed that the Full Escrowed Amount would be equally divided between the Trust and Hallwood and (ii) mutual releases would be executed, in respect to the civil action in the United States District Court, Case No. 3-96CV309DG, for the Northern District of Texas, Dallas Division. Accordingly, $1,256,500 was recorded as a reduction of interest expense in the quarter ended June 30, 1997 as an offset to the interest expense that had been accrued in the March 31, 1997 quarter. Settlement proceeds plus accrued interest were received on July 31, 1997.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

        Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was paid in cash. Interest due on August 15, 1996 was paid in-kind by the issuance of $2,817,000 additional 13.5% Debentures (the "1996 Series") and $260,000 of cash in lieu of fractional debentures. Interest due on August 15, 1997 was paid in-kind by the issuance of $1,524,000 of additional 13.5% Debentures (the "1997 Series") and $199,000 of cash in lieu of fractional debentures. The 1996 Series and 1997 Series do not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore are not listed.

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
                                             ----------

                                            $12,875,000
                                            ===========

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

        Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):

                                                                 SEPTEMBER 30, DECEMBER 31,
                   DESCRIPTION                                       1997        1996
    --------------------------------------------                   --------   --------

   7% Debentures (face amount)..................................   $ 22,808   $ 22,808
   Unrecognized gain from purchase and exchange, net of
     $2,584 and $2,136 accumulated amortization,
       respectively.............................................      1,636      2,084
                                                                   --------   --------

       Totals...................................................   $ 24,444   $ 24,892
                                                                   ========   ========

   13.5% Debentures (face amount)
     1989 Original Series.......................................   $ 9,745    $ 18,203
     1991 Series................................................     1,086       2,292
     1992 Series................................................     1,142       2,360
     1996 Series................................................       852       2,817
     1997 Series................................................     1,524          --
                                                                   -------    --------
       Totals...................................................   $14,349    $ 25,672
                                                                   =======    ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

6.   INCOME TAXES

        The following is a summary of the income tax expense (in thousands):

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                            ------------------    ----------------------
                                             1997       1996         1997         1996
                                            ------     -------    ---------     --------

 Federal
  Deferred................................  $  --     $   31      $  8,960       $  189
  Current.................................     10        128           535          182
                                            -----     ------      --------       ------
    Sub-total.............................     10        159         9,495          371
State ....................................     40        (24)          281          184
                                            -----     ------      --------       ------
    Total.................................  $  50     $  135      $  9,776       $  555
                                            =====     ======      ========       ======

        As a result of the substantial tax gain from the sale of ShowBiz, the Company recorded a related non-cash deferred federal tax charge of $8,960,000 in the 1997 first quarter, which reflects the realization of tax benefits from the utilization of the Company's tax net operating loss carryforwards ("NOLs") and a current federal tax charge of $535,000 for alternative minimum tax.

        State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

        The amount of the deferred tax asset (net of valuation allowance) was $2,040,000 at September 30, 1997. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

7.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

        The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    -----------------
            DESCRIPTION                                              1997      1996
            -----------                                             ------    -------

Supplemental schedule of noncash investing
  and financing activities:
  Issuance of treasury stock in exchange for
  common shares of ShowBiz:
    Investment in ShowBiz........................................   $3,820  $   --
    Reduction of additional paid-in capital......................    2,626      --
    Reduction in treasury stock..................................    6,446      --
  Payment in-kind of annual interest on 13.5% Debentures.........    1,524   2,817
  Repayment of note payable from funds held in
    restricted cash..............................................      375      --
  Recording of proportionate share of stockholders'
    equity transaction of equity investments.....................      143     116

Supplemental disclosures of cash payments:
  Interest paid..................................................   $5,550  $3,446
  Income taxes paid..............................................      655     328

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

        The Company reported net income of $55,000 for the third quarter ended September 30, 1997, compared to net income of $500,000, in the 1996 period. The nine-month net income of $11,657,000, compares to net income of $3,205,000 in the 1996 period. Total revenue for the 1997 third quarter was $28,113,000, compared to $27,842,000 in the prior-year period. For the nine months revenue was $116,186,000 compared to $87,431,000 in the prior-year period. The 1997 nine month results included a gain of $18.3 million from the March 1997 sale of the Company's remaining investment in ShowBiz, partially offset by a related non-cash deferred federal tax charge of $8,960,000 and current federal tax charge of $535,000. The 1996 nine month results included a $2.4 million gain from the sale of 262,500 ShowBiz shares.

        Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

        Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

     REAL ESTATE

        Revenue. Fee income of $1,074,000 for the quarter ended September 30, 1997 decreased by $1,043,000, or 49%, from $2,117,000 in the prior-year period. Fee income of $3,592,000 for the nine months decreased by $620,000 from $4,212,000 for the similar period a year ago. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and to third party real estate property owners. The decreases were due primarily to leasing fees earned in the 1996 third quarter, in connection with the long-term renewal of a lease for a major tenant.

        The equity income (loss) from investments in HRP represents the Company's recognition of its pro rata share of the earnings (loss) reported by HRP and amortization of negative goodwill. For the 1997 third quarter, the Company reported income of $219,000 compared to a $310,000 loss in the period a year ago. The comparative nine month amounts were income of $625,000 in 1997 and a loss of $1,259,000 in 1996. The improvement resulted principally from HRP's substantially lower depreciation expense, as a result of an extension of the useful economic lives of certain building costs, effective January 1, 1997.

        Expenses. Administrative expenses increased to $313,000 and $1,427,000 in the 1997 third quarter and nine-month periods, compared to $248,000 and $905,000 in the comparable year-ago periods, due to the payment of leasing commissions in connection with the leasing fees earned from third party owners and increased payments under the management company's incentive plan.

        Amortization expense of $168,000 for the third quarter and $504,000 for the nine months in both the 1997 and 1996 periods relates to HRC's general partner investment in HRP to the extent allocated to management rights.

        The provision for loss of $81,000 in the 1997 third quarter relates to the uncollectibility of a tenant receivable deposit from the December 1995 sale of the United Kingdom office-retail property

        Interest expense decreased to $40,000 from $211,000 in the 1997 third quarter and to $120,000 from $241,000 in the nine-month period, due to the recording of a $30,000 charge in each of the respective 1997 periods, compared to a $200,000 charge recorded only in the 1996 third quarter, for the HRP Participation Amount discussed in Note 4.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ENERGY

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

        Gas revenue for the 1997 third quarter increased $50,000 to $1,071,000 from $1,021,000. For the nine months, gas revenue declined to $2,781,000 from $3,260,000. The decrease in gas revenue for the nine months was due primarily to a decrease in production to 1,158,000 mcf from 1,364,000 mcf, partially offset by an increase in the average gas price to $2.40 from $2.39 per mcf. Oil revenue for the 1997 third quarter decreased $155,000 to $482,000 from $637,000. For the nine months, oil revenue declined to $1,502,000 from $1,982,000. The decrease for the nine months was attributable to a decline in production to 74,000 barrels from 101,000 barrels, partially offset by an increase in the average price per barrel to $20.30 from $19.62. The decrease in oil and gas production is primarily due to the temporary shut-in of two wells in Louisiana during the 1997 second quarter while workover procedures were performed, as well as normal production declines. The workover procedures were completed and production resumed in the third quarter.

        Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The decrease in other income to $23,000 for the 1997 third quarter from $341,000 in the 1996 period and to $247,000 for the 1997 nine month period from $405,000 in the 1996 period are primarily due to a decrease in acquisition fee income from fewer acquisitions made by HEP during 1997.

        Expenses. Operating expenses increased by $59,000 to $415,000 for the 1997 third quarter from $356,000 in the prior-year quarter and decreased $13,000 to $1,075,000 for the nine months from $1,088,000 as a result of decreased production taxes resulting from the lower production described above.

        Depreciation, depletion and amortization of $355,000 was unchanged for the 1997 third quarter and decreased to $982,000 for the nine months compared to $1,210,000 in the year-ago period. The nine-month decrease is attributable to lower depletion in 1997 due to the decline in production previously discussed.

        Administrative expenses decreased by $238,000 for the 1997 third quarter to $218,000 from $456,000 in the 1996 quarter and decreased by $164,000 to $726,000 for the 1997 nine-month period from $890,000, due to the timing of the payment of consulting fees and a decrease in the Company's pro rata share of HEP's bank fees.

        Interest expense decreased by $22,000 to $82,000 for the 1997 third quarter compared to $104,000 in 1996 and decreased by $52,000 to $306,000 for the 1997 nine months compared to $358,000 for the year ago period, primarily due to a decrease in the Company's outstanding debt balance as well as a decrease in its pro rata share of HEP's interest expense resulting from a lower debt balance during 1997.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Minority interest, which represents the interest of other common shareholders in the net income of HEC, was $124,000 and $352,000 in the 1996 third quarter and nine-month periods, respectively. The minority interest was eliminated in November 1996 as a result of the merger of HEC into the Company.

        Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

     TEXTILE PRODUCTS

        Revenue. Sales increased $1,802,000, or 10%, in the 1997 third quarter to $19,655,000, compared to $17,853,000 in the same quarter a year ago. The comparative nine months sales increased by 21% to $70,139,000 in 1997 from $57,940,000 in 1996. The sales increases occurred in all divisions, but principally in the distribution businesses. Demand for Brookwood's products is much higher in 1997, compared to the weak market conditions experienced in 1996.

        Expenses. Cost of sales increased $1,595,000, or 10%, to $17,221,000 from $15,626,000 in the third quarter last year and increased $10,789,000, or 22%, to $60,769,000 from $49,980,000 for the nine months. The increase in cost of sales was principally the result of the increase in sales. The lower gross profit margins for the 1997 third quarter (12.4% versus 12.5%) and the nine-month periods (13.4% versus 13.7%) resulted from competitive market pressures in the distribution businesses.

        Administrative and selling expenses increased $62,000 in the 1997 third quarter to $2,200,000 from $2,138,000 for the comparable 1996 period, and increased $441,000 for the nine-month period to $6,858,000 from $6,417,000 for the comparable 1996 period, due to increased operating expenses associated with the 21% increase in sales revenue.

        The $71,000 increase in interest expense to $247,000 for the 1997 third quarter from $176,000 in the prior-year period and the $277,000 increase to $775,000 for the nine months from $498,000 were the result of higher average borrowings than in the prior-year period.

     HOTELS

        Revenue. Sales of $5,107,000 in the 1997 third quarter increased by $62,000, or 1.2% from the year-ago amount of $5,045,000. The 1997 nine month hotel sales of $16,543,000 increased by $436,000, compared to $16,107,000 for the 1996 period. Improved sales were reported at four of five of the Company's hotel properties and were attributable to higher average daily rates, which averaged a 4.0% increase, and stable occupancy levels.

        Expenses. Operating expenses of $4,239,000 for the 1997 third quarter increased by $1,000 from $4,238,000 in 1996. The 1997 nine month hotel operating expenses increased by $80,000 to $13,268,000, compared to $13,188,000 for the 1996 period. The 2.3% increase on a comparable basis is offset by the lack of rent expense since May 1996 for the Greenville, South Carolina Residence Inn, which was formerly a leasehold interest.

        Depreciation and amortization expense decreased by $104,000 to $626,000 for the 1997 third quarter from $730,000 in the prior-year period. The decrease is attributable to the full amortization of the leasehold interest for the Oklahoma City Embassy Suite in June 1997, offset by additional depreciation resulting from the May 1996 purchase of the fee interest in the Greenville Residence Inn hotel and recent capital expenditures at the remaining properties. Depreciation and amortization for the 1997 and 1996 nine month periods were $2,000,000 and $1,905,000, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Interest expense decreased by $7,000 to $374,000 for the 1997 third quarter from $381,000 in the 1996 period and increased by $302,000 to $1,106,000 for the nine month period from $804,000, due to the procurement of a $6,800,000 term loan on the Greenville Residence Inn hotel in May 1996.

     ASSOCIATED COMPANY

        Revenue. Results for the 1997 nine month period include the Company's pro-rata share of ShowBiz results using the equity method of accounting and a substantial gain on the sale of the Company's entire ShowBiz investment. For the nine months, the Company recorded equity income of $1,139,000 from its investment in ShowBiz compared to equity income of $1,676,000 in the prior-year period. On March 26, 1997 the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. The Company sold its shares to repay debt, utilize expiring federal income tax loss carryforwards and to focus on core investments. The Company reported a gain of $18,277,000 from the transaction. The prior year income included a gain on sale of 262,500 ShowBiz shares in the amount of $2,431,000 in the 1996 second and third quarter. See Note 2.

        Expenses. No interest expense was reported for the 1997 third quarter, compared to $226,000 from the year-ago quarter. Interest expense of $607,000 for the 1997 nine month period, which includes $419,000 for the ShowBiz Participation Amount discussed in Note 4, increased by $41,000 from the 1996 amount of $566,000.

     OTHER

        Revenue. Interest on short-term investments and other income increased by $216,000 to $344,000 for the 1997 third quarter and increased by $560,000 to $918,000 for the 1997 nine month period from the comparable prior year amounts of $128,000 and $358,000, respectively. The increases were primarily attributable to higher interest income earned on the Company's short-term investments, and higher rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity - Integra-A Hotel and Restaurant Company. Fee income for the 1997 third quarter and nine month periods of $138,000 and $423,000, respectively, compared to $106,000 and $319,000 in the 1996 periods. The increases were due to a modification of a consulting agreement with one of the Company's affiliated companies.

        Expenses. Interest expense in the amount of $711,000 for the 1997 third quarter and $2,931,000 for the nine months decreased from the prior year amounts of $1,080,000 and $3,131,000, respectively. The decreases were primarily due to the August 1996 issuance of additional 13.5% Debentures in the amount of $2,817,000 and the August 1997 issuance of an additional $1,524,000, in connection with the payment of annual interest in-kind, offset by the repurchase of $12,875,000 of its 13.5% Debentures pursuant to the self- tender offer which was completed on June 24, 1997. See Note 5.

        Administrative expenses of $718,000 for the 1997 third quarter and $2,095,000 for the nine months were increased from the comparable 1996 amounts of $590,000 and $1,656,000, respectively. The increases were due to higher consulting, legal and accounting fees.

        Income taxes. Income tax expense was $50,000 for the 1997 third quarter and $135,000 in the 1996 quarter. The income tax expense for the 1997 and 1996 nine month periods were $9,776,000 and $555,000, respectively. The 1997 nine months included an $8,960,000 non-cash federal deferred tax charge and a federal current charge of $535,000 for alternative minimum tax (both charges relating to the ShowBiz sale). The 1996 nine months included a non-cash federal deferred charge of $189,000 and a $182,000 federal current charge. The balance of the expense in the quarter and nine month periods was for state taxes, which is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As of September 30, 1997, the Company had approximately $115,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. The estimated tax gain from the sale of the Company's ShowBiz investment will be offset by utilization of the Company's NOL's. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $6,000,000 of the NOLs prior to their ultimate expiration in the year 2011.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company's unrestricted cash and cash equivalents at September 30, 1997 totaled $13,599,000. The increase from the December 31, 1996 amount of $7,495,000 is primarily attributable to the sale of the Company's entire ShowBiz investment, after the payment of certain related liabilities, and payments in connection with the self-tender offers for the 13.5% Debentures and common stock.

        The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The majority of its investment in HRP is presently unencumbered.

        The Company's energy segment generates funds from its operating and financing activities, and is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company reports its share of the long-term obligations of its HEP affiliate totaling $4,364,000 at September 30, 1997. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. In December 1996, the Company's HEPGP entity obtained a $2,500,000 term loan, which had been reduced to $610,000 at September 30, 1997. The loan contains a provision which prohibits HEPGP from making any distribution, directly or indirectly, to the Company during the term of the loan.

        Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At September 30, 1997, Brookwood had $1,708,000 of unused borrowing capacity on its line of credit. In January 1997, the Company received a $1,000,000 cash dividend from Brookwood on its preferred stock. Future dividends will be paid as permitted by the new revolver, which allows for dividends to be paid to the extent of 80% of cash flow after capital expenditures.

        The Company's hotel segment generates cash flow from operating five hotels (one Holiday Inn in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). The sale or refinance of hotel properties may also provide sources of liquidity; however, sales transactions may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The hotels are operated under various licensing agreements which require periodic franchise mandated modernization programs, the cost of which can be substantial.

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

     2   Changes in Securities                                    None

     3   Defaults upon Senior Securities                          None

     4   Submission of Matters to a Vote
         of Security Holders                                      None

     5   Other Information                                        None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (i)  11 - Statement Regarding Computation
                        of Per Share Earnings                     Page 28

              (ii) 27 - Financial Data Schedule                   Page 29

         (b)  Reports on Form 8-K                                 None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      THE HALLWOOD GROUP INCORPORATED



Dated: November 13, 1997              By:     /s/ Melvin J. Melle
                                         ---------------------------------
                                          Melvin J. Melle, Vice President
                                           (Duly Authorized Officer and
                                              Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.          DEFINITION
-----------          ----------
    11          Statement Regarding Computation of Per Share Earnings

    27          Financial Data Schedule