Form 10-K405
period 1997-12-31
HALLWOOD GROUP INC
filed 1998-03-30
CIK 355766

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

MARK ONE
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM _____________ TO _______________

For the Year Ended December 31, 1997            Commission File Number:  1-8303

                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               51-0261339
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

 3710 RAWLINS, SUITE 1500, DALLAS, TEXAS                           75219
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                              ON WHICH REGISTERED

       Common Stock ($.10 par value)                    New York Stock Exchange
7% Collateralized Senior Subordinated Debentures Due    New York Stock Exchange
                July 31, 2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   ----   ---- .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                            ------
        The aggregate market value of the Common Stock, $.10 par value per share, held by non-affiliates of the registrant, based on the closing price of $33.25 per share on March 13, 1998 on the New York Stock Exchange, was $16,333,000.

        1,255,000 shares of Common Stock, $.10 par value per share, were outstanding at March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

--------------------------------------------------------------------------------

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
                                                      PART I

Item 1.       Business...............................................................................        2

Item 2.       Properties.............................................................................        5

Item 3.       Legal Proceedings......................................................................        6

Item 4.       Submission of Matters to a Vote of Security Holders....................................        6

                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................        7

Item 6.       Selected Financial Data................................................................        8

Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................................        9

Item 8.       Financial Statements and Supplementary Data............................................       16

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure................................................................       16

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................       17

Item 11.      Executive Compensation.................................................................       17

Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................       17

Item 13.      Certain Relationships and Related Transactions.........................................       17

                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K........................       18


                                     PART I

ITEM 1.    BUSINESS

     Upon its formation in 1981, The Hallwood Group Incorporated ("Hallwood" or the "Company") (NYSE:HWG) became engaged in the ownership, operation and management of the real estate portfolios of its corporate predecessors and in the merchant banking business, specializing in assisting troubled companies to implement plans of financial restructuring. After 1981, the Company disposed of its initial real estate portfolio and, through its merchant banking activities, acquired substantial investment positions in a number of previously unaffiliated enterprises. By the early 1990's the Company had become a diversified holding company engaged in three principal activities: asset management, operating subsidiaries and investments in associated companies. In March 1997, the Company sold its investment in ShowBiz Pizza Time, Inc. ("ShowBiz"), which was its remaining investment in the associated company segment. Accordingly, the Company and its operating subsidiaries are currently engaged in the commercial and industrial real estate, energy, textile products and hotel businesses and for financial reporting purposes considers itself to operate in four business segments: real estate, energy, textile products and hotels. The Company is no longer engaged in the merchant banking business, other than in connection with the businesses in which its operating subsidiaries are engaged. Financial information for each industry segment in which the Company operates is set forth in Note 18 to the Company's consolidated financial statements.

     Asset Management. The Company's asset management division consists of real estate and energy business segments.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, Hallwood Realty Corporation ("HRC") and Hallwood Commercial Real Estate, Inc. ("HCRE"). HRC is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded real estate master limited partnership (AMEX:HRY). HRC owns a 1% general partner interest and Hallwood owns a 25% limited partner interest in HRP. HRC is responsible for asset management of HRP and its properties, including the decision making responsibility for financing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to HRP. At December 31, 1997, HRP owned twelve commercial properties in six states, of which seven are office building properties and five are industrial park properties containing approximately 2,608,000 and 2,554,000 net rentable square feet, respectively. HCRE is responsible for on-site property management at all HRP properties and properties it manages for third parties for which it receives managing, leasing and construction supervision fees.

     The Company and its subsidiaries account for their ownership in HRP using the equity method of accounting, recording their proportionate share of net income (loss) and partners capital transactions reported by HRP. The December 31, 1997 financial statements of HRP are included elsewhere within this document.

     Real estate accounted for 5% of the Company's total revenues in the year ended December 31, 1997, compared to 3% in the year ended December 31, 1996, 3% in the five months ended December 31, 1995, and 4% in the year ended July 31, 1995.

     See Note 12 to the Company's consolidated financial statements.

     Energy. Energy operations were consolidated beginning in May 1990, when the Company increased its ownership of Hallwood Energy Corporation ("HEC") from 11% to 53%, and thereafter, accounted for HEC as a consolidated subsidiary of the Company. As a result of HEC's subsequent purchases of its own stock for treasury and the Company's acquisition of additional HEC common stock, the Company's effective percentage ownership increased to 82%, and after the Company's November 1996 successful tender offer for the remaining minority shares, HEC was merged into the Company. Certain energy assets acquired by the Company from the merger were subsequently transferred to two wholly owned entities, HEPGP Ltd. ("HEPGP") and Hallwood G.P., Inc. ("HGP"), the general partner of HEPGP.

     The Company's energy operations are now conducted primarily through HEPGP, and consists of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP is the sole general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly-traded oil and gas master limited partnership (AMEX:HEP), and conducts substantially all if its operations through HEP. HEPGP's general partner interest in HEP entitles it to a share of net revenue derived from HEP's properties ranging from 2% to 25%. At December 31, 1997, the Company also held an approximate 6.5% ownership of HEP, consisting of 5.1% of HEP's Class A limited partner units and 100% of HEP's Class B limited partner units. Additionally, the Company held 6.6% of HEP's preferential Class C limited partner units (1.8% following a public offering of Class C units completed in February 1998).

     HEP owns interests in approximately 1,300 wells, the most significant of which are located in West Texas, South Louisiana, New Mexico and the Rocky Mountain region. The Company and its subsidiaries account for their ownership of HEP using the proportionate consolidation method, whereby they record a proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     Energy accounted for 4% of the Company's total revenues in the year ended December 31, 1997, compared to 7% in the year ended December 31, 1996, 8% in the five months ended December 31, 1995, and 5% in the year ended July 31, 1995.

     See Note 13 to the Company's consolidated financial statements.

     Operating Subsidiaries. The Company's operating subsidiaries division consists of textile products and hotel business segments.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Textile products accounted for 62% of the Company's total revenues in the year ended December 31, 1997, compared to 67% in the year ended December 31, 1996, 69% in the five months ended December 31, 1995, and 69% in the year ended July 31, 1995.

     See Note 14 to the Company's consolidated financial statements.

     Hotels. Hotel operations are conducted through the Company's wholly owned, Hallwood Hotels, Inc. ("Hallwood Hotels") and Hallwood-Integra Holding Company, Inc. ("Integra Hotels") subsidiaries, and consist of (i) leasehold interests in the Longboat Key Holiday Inn, Sarasota, Florida and the Airport Embassy Suites, Oklahoma City, Oklahoma, (ii) fee interests in Residence Inns located in Tulsa, Oklahoma and Greenville, South Carolina, and (iii) a leasehold interest in a Residence Inn located in Huntsville, Alabama. The Company previously owned and operated The Lido Beach Holiday Inn, Sarasota, Florida, which was sold in January 1995, and operated two Residence Inn hotels under management contracts which were sold during the fiscal year ended July 31, 1995.

     All of the hotels are operated under license agreements with Holiday Inns Franchising, Inc., Embassy Suites, Inc. or Marriott International, Inc. The license agreements permit the licensor to prescribe, at such times as it determines, standards for the operation and maintenance of the various properties and their furnishings, equipment and facilities. Substantial capital expenditures may be required from time to time to comply with such standards.

     Hotel revenues accounted for 14% of the Company's total revenues in the year ended December 31, 1997, compared to 18% in the year ended December 31, 1996, 20% in the five months ended December 31, 1995, and 22% in the year ended July 31, 1995.

     Associated Company. The Company is no longer engaged in the associated company segment, as its entire remaining ShowBiz investment was sold in March 1997 through a secondary public offering by ShowBiz for $41,285,000 in cash resulting in an $18,277,000 gain. The Company had accounted for its investment in ShowBiz on the equity method. At December 31, 1996, Hallwood's investment in associated company consisted solely of its stock investment in ShowBiz.

     Associated company income accounted for 13% of the Company's total revenues in the year ended December 31, 1997, compared to 4% in the year ended December 31, 1996 and net losses in the five months ended December 31, 1995 and fiscal year ended July 31, 1995.

     See Note 2 to the Company's consolidated financial statements.

     Competition. The Company's real estate operations are subject to substantial competition from other entities which own similar properties in the vicinity in which HRP's properties are located. In addition, there are numerous other potential investors seeking to purchase improved real property and many property holders seeking to dispose of real estate with which the Company and HRP will compete, including companies substantially larger and with greater resources. Furthermore, current economic conditions in each property's respective real estate market are competitive and as such, competition for tenants will continue to affect rental rates and revenue.

     The Company and its energy affiliates encounter competition from other oil and gas companies in all areas of their operations, including the acquisition of exploratory prospects and proven properties. Competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. The market for oil and gas depends on a number of factors, including the level of domestic production, pace of the general economy, supply of imported oil and gas, actions of foreign oil-producing nations and the extent of governmental regulation and taxation. In addition, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy. In response to volatility, the Company enters into financial contracts for hedging the price of a portion of its oil and gas production.

     Textile products operations encounter competition in all regions in which they are conducted. In the volume areas of the textile business, competition is sometimes based on price, particularly during a weak economy.

     Hotel operations are subject to competition from similar types of properties in the vicinities in which they are located. The sale of hotels may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing.

     Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not materially affected the Company's business to date, it is possible that such considerations may have a material and adverse impact in the future. The Company actively monitors its environmental compliance and is not aware of any material compliance issues.

     Number of Employees. The Company had 994 and 1,020 employees as of February 28, 1998 and 1997, respectively, comprised as follows:


                                                                                  FEBRUARY 28,
                                                                              ---------------------
                                                                              1998             1997
                                                                              ----             ----

         Hallwood..........................................................      5                4
         Brookwood.........................................................    387              389
         Hotel subsidiaries................................................    373              392
         HPI...............................................................    123              127
         HCRE..............................................................     88               88
         HRC...............................................................     18               20
                                                                              ----          -------

              Total........................................................    994            1,020
                                                                               ===            =====


     A substantial amount of the salaries and related costs for the employees of HCRE, HRC and Hallwood Petroleum, Inc. ("HPI"), an affiliate of HEPGP, are reimbursed by the respective real estate and energy partnership affiliates.

ITEM 2.    PROPERTIES

     Real Properties

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below and/or in Schedule III hereto.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):


                                                                       DECEMBER 31, 1997
                                                      ----------------------------------------------------
                                                       OPERATING   NON-OPERATING
                   PROPERTY TYPE                      PROPERTIES     PROPERTIES      TOTAL      PERCENTAGE
        ----------------------------                  ----------   -------------    -------     ----------
Textile Products
   Dyeing and finishing plant - Kenyon, RI (2) ..     $    4,705     $       --     $ 4,705           16 %
Hotels
   Longboat Key Holiday Inn - Sarasota, FL (1)(2)          8,299             --       8,299             28
   Residence Inn - Greenville, SC (2) ...........          7,351             --       7,351             25
   Residence Inn - Tulsa, OK (2) ................          5,801             --       5,801             20
   Embassy Suites - Oklahoma City, OK (2) .......          2,082             --       2,082              7
   Residence Inn - Huntsville, AL (1) ...........          1,385             --       1,385              4
   Parking lot - Irving, TX .....................             --             50          50              *
                                                      ----------     ----------     -------     ----------
        Subtotal ................................         24,918             50      24,968             84
                                                      ----------     ----------     -------     ----------

        Total ...................................     $   29,623     $       50     $29,673          100 %
                                                      ==========     ==========     =======     ==========


-------------------------

*   Less than 1%.
(1) Cost represents purchased leasehold interest in hotel property and capital improvements.
(2) Property is pledged as collateral under loan or bond indenture agreements.



                                                                DECEMBER 31, 1997
                                                            --------------------------
                                                        NUMBER OF
            GEOGRAPHIC DISTRIBUTION                    INVESTMENTS      AMOUNT     PERCENTAGE
--------------------------------------------           -----------     -------     ----------
United States

   Florida .......................................               1     $ 8,299           28 %
   Oklahoma ......................................               2       7,883             27
   South Carolina ................................               1       7,351             25
   Rhode Island ..................................               1       4,705             16
   Alabama .......................................               1       1,385              4
   Texas .........................................               1          50              *
                                                       -----------     -------     ----------

        Total ....................................               7     $29,673            100%
                                                       ===========     =======     ==========


---------------------
*    Less than 1%.

     As of December 31, 1997, no single real estate property constituted 10% or more of the Company's consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization.

     Hotel properties are operated under license and, as such, must meet and maintain standards established by the licensor. At any time during the term of the license, the licensor may require modernization, renovation and other upgrading of the hotel. The Company has recently renovated the Longboat Key Holiday Inn hotel with part of the financing provided by the owner, and has been informed by Marriott that substantial renovations will have to be made to each of the three Residence Inn hotels prior to the renewal of their franchise in January 2000.

Oil and Gas Properties

     The Company's oil and gas properties consist primarily of the Company's and HEPGP's indirect interest in properties owned through their investment in HEP. Quantities and values presented in the financial statements attached hereto related to HEP's properties are shown net to their interest in HEP. The supplemental oil and gas reserve information appended to the consolidated financial statements represents estimated quantities of proved oil and gas reserves. These reserves are located principally in four regions within the United States. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

     See Note 13 to the Company's consolidated financial statements and Supplemental Oil and Gas Reserve Information.

     The following tables summarize certain oil and gas information related to the Company's and HEPGP's direct interests and their share of HEP's oil and gas activities (in thousands):


                                                                                 DECEMBER 31,
                                                                              -------------------
                                                                               1997          1996
                                                                              ------        -----
     Net mineral interests, includes $278 and $157, of unproved mineral
        interests at December 31, 1997 and 1996, respectively..............   $9,167        $8,524
     Net other property and equipment......................................      422           404
                                                                              ------        ------

     Oil and gas properties, net...........................................   $9,589        $8,928
                                                                              ======        ======




                                                                                   YEARS ENDED DECEMBER 31,
                                                                               1997          1996          1995
                                                                              ------        ------        -----

     Development costs.....................................................   $1,136        $1,321          $979
     Exploration cost......................................................      834           100           166
     Property acquisition cost.............................................      354           366           247



ITEM 3.    LEGAL PROCEEDINGS

     The Company, certain of its affiliates and others were named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows. See Note 17 to the Company's consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of security holders during the period.

                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the New York Stock Exchange under the symbol of HWG. There were 1,242 stockholders of record as of March 13, 1998.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the New York Stock Exchange.


                                                                          YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                         1997                    1996
                                                                 ------------------       ------------------
           QUARTERS                                                HIGH       LOW          HIGH        LOW
           --------                                              -------    -------       ------     -------

           First............................................     $28 3/4    $16 3/8       $14 3/8    $ 9 1/8
           Second...........................................      27 3/4     24 3/8        14 5/8     13 1/4
           Third............................................      28 3/4     23 1/4        14 1/4     11 3/8
           Fourth...........................................      40 1/2     29 1/8        15 7/8     13 1/2



     The Company has not paid cash dividends since fiscal 1989 and, at present, does not intend to pay cash dividends in the foreseeable future.

     The closing price per share of the Common Stock on the New York Stock Exchange on March 13, 1998 was $33.25.

ITEM 6.    SELECTED FINANCIAL DATA



                                                        YEARS ENDED      FIVE MONTHS
                                                        DECEMBER 31,        ENDED              YEARS ENDED JULY 31,
                                                   -------------------    DECEMBER 31, -----------------------------------
                                                     1997       1996        1995          1995         1994         1993
                                                   -------   ---------    ---------    ---------   ----------    ---------

REVENUES                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Asset Management
   Real estate ...............................     $ 6,922   $   3,947    $   1,211    $   4,595    $   4,399    $   6,586
   Energy (a) ................................       6,350       7,515        3,149        5,359        6,234        8,455
Operating Subsidiaries
   Textile products ..........................      91,552      77,583       28,229       77,808       71,624       70,185
   Hotels (b) ................................      21,038      20,948        8,073       24,898       20,896       17,818
Associated Companies (c) .....................      19,416       4,448          (88)        (171)       1,356       12,232
Other ........................................       3,491         960          233          737        2,193          854
                                                 ---------   ---------    ---------    ---------    ---------    ---------
                                                   148,769     115,401       40,807      113,226      106,702      116,130
EXPENSES
Asset Management
   Real estate ...............................       3,351       2,329        1,343        3,244        4,287        3,969
   Energy (a) ................................       4,518       5,233        2,873        5,575        5,412        6,763
Operating Subsidiaries
   Textile products...........................      89,575      76,361       28,222       77,604       70,761       68,678
   Hotels (b) ................................      21,275      20,948        8,326       22,075       20,330       17,583
Associated Companies (c) .....................         607       1,558          310          687          486        5,057
Other ........................................       6,888       6,974        3,322        8,158        7,737       10,007
                                                 ---------   ---------    ---------    ---------    ---------    ---------
                                                   126,214     113,403       44,396      117,343      109,013      112,057
                                                 ---------   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes
   and extraordinary gain ....................      22,555       1,998       (3,589)      (4,117)      (2,311)       4,073
Income taxes (benefit) .......................       9,908      (4,525)        (299)         830        2,727        5,498
                                                 ---------   ---------    ---------    ---------    ---------    ---------

Income (loss) before extraordinary gain ......      12,647       6,523       (3,290)      (4,947)      (5,038)      (1,425)
Extraordinary gain from extinguishment of debt         200          --           25          143          648           --
                                                 ---------   ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS) ............................   $  12,847   $   6,523    $  (3,265)   $  (4,804)   $  (4,390)   $  (1,425)
                                                 =========   =========    =========    =========    =========    =========

NET INCOME (LOSS) PER COMMON SHARE (D)
   Basic .....................................   $    9.10   $    4.93    $   (2.45)   $   (3.50)   $   (3.20)   $   (1.04)
   Assuming dilution .........................        8.77        4.89        (2.45)       (3.50)       (3.20)       (1.04)

DIVIDENDS PER COMMON SHARE ...................          --          --           --           --           --           --

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic .....................................       1,406       1,314        1,331        1,369        1,372        1,369
   Assuming dilution .........................       1,460       1,324        1,331        1,369        1,372        1,369

FINANCIAL CONDITION
   Total assets ..............................   $  89,758   $ 116,796    $  98,223    $ 112,375    $ 127,325    $ 138,378
   Subordinated debentures ...................      24,292      50,564       48,324       48,605       49,768       52,513
   Loans payable .............................      30,186      37,342       24,794       32,731       38,054       29,323
   Redeemable preferred stock ................       1,000       1,000        1,000        1,000           --           --
   Common stockholders' equity (deficit) .....      14,171       5,784         (391)       3,323        7,977       13,760

--------------------

(a) The Company acquired a 53% majority interest in HEC and commenced reporting of its consolidated energy operations in May 1990. Its majority interest was subsequently increased to 82% by November 1996 and, after a successful tender offer for the minority shares, HEC was merged into the Company.
(b) The Company's hotel operations commenced in December 1989, as a result of the purchase of a fee-owned hotel, which was sold in January 1995, and the purchase of three leased properties in June 1991, one of which was sold in January 1993. Hotel operations were also increased by the March 1994 acquisition of a fee interest, two leasehold interests and two management contracts. The two management contracts were sold during the fiscal year ended July 31, 1995. In May 1996 the Company acquired the fee interest in the Greenville, South Carolina hotel. Prior to the acquisition, the Company held a leasehold interest in the hotel.
(c) During Calendar 1997 the Company sold its remaining investment in ShowBiz which constituted its associated company segment.
(d) Per share information has been adjusted for the one-for-four reverse split of the Company's Common Stock effective June 1995 and reflects the Company's adoption of Statement of Financial Accounting Standards No. 128
      - Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company changed its fiscal year from July 31 to December 31, effective December 31, 1995. Comparisons to the five month period ended December 31, 1995 are not meaningful, therefore management's discussion and analysis focuses on the years ended December 31, 1997 and 1996 and the year ended July 31, 1995. However, significant items occurring in the five month period ended December 31, 1995 are noted herein.

     Results of Operations. The Company reported net income of $12,847,000 for the year ended December 31, 1997 ("Calendar 1997"), compared to net income of $6,523,000 for the year ended December 31, 1996 ("Calendar 1996"), and net losses of $3,265,000 for the five months ended December 31, 1995 and $4,804,000 for the year ended July 31, 1995 ("Fiscal 1995").

     Total revenue for Calendar 1997 was $148,769,000, compared to $115,401,000 for Calendar 1996, $40,807,000 for the five months ended December 31, 1995 and $113,226,000 for Fiscal 1995.

     Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions and by the real estate, energy, textile products, hotels and restaurant business segments:

     Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

REAL ESTATE

     Revenues. Real estate revenues of $6,922,000 for Calendar 1997, $3,947,000 for Calendar 1996, $1,211,000 for the five months ended December 31, 1995 and $4,595,000 for Fiscal 1995, respectively, include fee income, equity income
(loss) from the Company's investments in HRP, interest and discounts on the mortgage loan portfolio and rentals.

     Fee income of $6,017,000 in Calendar 1997 increased by 6%, compared to $5,672,000 in Calendar 1996, $1,744,000 for the five months ended December 31, 1995 and $3,906,000 for Fiscal 1995. The Company's HRC subsidiary is the general partner of HRP and earns an asset management fee and certain related fees from HRP properties, which amounted to $465,000 for Calendar 1997, $467,000 for Calendar 1996 and $446,000 for Fiscal 1995. The Company's HCRE subsidiary is responsible for day-to-day on-site property management at all of HRP's properties and properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees. HCRE's revenue was $5,551,000 for Calendar 1997, $5,205,000 for Calendar 1996 and $3,470,000 for
Fiscal 1995. The 7% increase during Calendar 1997 was primarily due to increased management fees from third party contracts, while the increase during Calendar 1996 compared to Fiscal 1995, was due primarily to the long term renewal of a lease for a major tenant.

     The equity income (loss) from investments in HRP represents the Company's recognition of its pro-rata share of the income (loss) reported by HRP and amortization of negative goodwill. The Company recorded equity income of $900,000 in Calendar 1997, compared to equity losses of $1,731,000 for Calendar 1996, $833,000 for the five months ended December 31, 1995 and $211,000 for Fiscal 1995. The improvement in Calendar 1997 resulted principally from HRP's substantially lower depreciation expense, as a result of an extension of the useful economic lives of certain building costs, effective from January 1, 1997. The increased loss for Calendar 1996 resulted from recording its pro rata share of losses relating to newly-acquired limited partner units in Fiscal 1995. See
Note 2 to the Company's consolidated financial statements.

     Interest and discounts from mortgage loans decreased to $5,000 in Calendar 1997 and $6,000 in Calendar 1996, compared to $198,000 in Fiscal 1995, as a result of the June 1995 sale of the Burgundy Condominium loan portfolio, which constituted substantially all of the Company's remaining mortgage loan portfolio.

     As a result of the December 1995 sale of the United Kingdom office-retail property, the Company reported no rental income in Calendar 1997 or Calendar 1996. In the five months ended December 31, 1995 it reported $298,000, compared to $702,000 in Fiscal 1995.

     Expenses. Real estate expenses were $3,351,000 for Calendar 1997, compared to $2,329,000 for Calendar 1996, $1,343,000 for the five months ended December 31, 1995 and $3,244,000 for Fiscal 1995. This category includes administration expenses, depreciation and amortization, interest, provision for losses (recovery) and operating expenses.

     Administrative expenses of $2,436,000 for Calendar 1997 increased by $1,049,000 from $1,387,000 for Calendar 1996. Calendar 1996 administrative expenses increased by $213,000 from $1,174,000 in Fiscal 1995. These increases were attributable to the payment of higher leasing commissions to third party brokers associated with leasing fee income and increased payments under HCRE's incentive plan.

     Depreciation and amortization of $674,000 for Calendar 1997 was comparable to the Calendar 1996 amount of $673,000. The decrease from the Fiscal 1995 amount of $972,000 was due to the December 1995 sale of the office-retail property located in the United Kingdom. Amortization expense of $672,000 for Calendar 1997, Calendar 1996 and Fiscal 1995 relates to HRC's general partner interest in HRP to the extent allocated to management rights.

     Interest expense of $160,000, $281,000 and $639,000 for Calendar 1997, Calendar 1996 and Fiscal 1995, respectively, relates to a $500,000 promissory note secured by 89,269 HRP limited partner units, a promissory note in the original amount of $1,500,000 and a term loan secured by the office-retail property which was repaid in December 1995.

     In Calendar 1997, the Company recorded a provision for loss of $81,000 in connection with the uncollectibility of a tenant receivable deposit from the sale of the office-retail property. The recovery of $21,000 in Calendar 1996 relates to the resolution of litigation over a defaulted mortgage. The provision for loss of $101,000 for the five month period ended December 31, 1995 related to the loss on sale of the office-retail property, which was sold for $7,543,000 all cash. The Fiscal 1995 provision for losses of $431,000 is comprised of (i) a $221,000 loss on disposition of a portion of the mortgage loan portfolio; (ii) a $200,000 write-down on the carrying value of the office-retail property; and
(iii) a $10,000 loss on the disposition of a developed land parcel in Flint, Michigan.

     Operating expenses were immaterial for the periods.

ENERGY

     Revenues. Energy revenues were $6,350,000 for Calendar 1997, $7,515,000 for Calendar 1996, $3,149,000 for the five months ended December 31, 1995 and $5,359,000 for Fiscal 1995.

     After the Company's successful completion of the tender offer for the minority shares of HEC and the subsequent merger of HEC in November 1996, it effectively acquired ownership of the assets formerly held by HEC. Following the merger, certain HEC assets were transferred to two wholly owned entities. The two entities, in addition to other energy assets which remain with the Company, constitute the Company's investment in the energy industry. The general partner interest in HEP entitles the general partner to interests in HEP's properties ranging from 2% to 25%. The Company also held an approximate 6.5% interest in HEP limited partner units at December 31, 1997. The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby they record their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC") and accounts for its investment in HCRC under the equity method.

     Oil and gas revenues of $6,013,000 for Calendar 1997, compares to $7,066,000 for Calendar 1996, $2,980,000 for the five months ended December 31, 1995 and $5,343,000 for Fiscal 1995. Calendar 1997 production volumes decreased 13% from Calendar 1996, due to normal production declines and the temporary shut-in of two wells in Louisiana during the second quarter of 1997 while workover procedures were performed. Calendar 1996 production volumes decreased 5% from Fiscal 1995 due to normal production declines. Oil prices averaged $19.93 per barrel in Calendar 1997, compared to an average price of $20.64 in Calendar 1996 and $16.45 in Fiscal 1995. Gas prices averaged $2.51 per mcf in Calendar 1997, compared to $2.49 in Calendar 1996 and $1.70 in Fiscal 1995.

     Other income of $337,000 for Calendar 1997, compares to $449,000 for Calendar 1996, $169,000 for the five months ended December 31, 1995 and $16,000 for Fiscal 1995. The decrease in Calendar 1997 is due to a decrease in acquisition fee income, partially offset by an increase in saltwater disposal income. The increase in Calendar 1996 is attributable to a $298,000 acquisition fee related to HEP's operations, as well as an increase in the equity income of HCRC, due to an increase in HEP's ownership by an additional 6% in 1996. Fiscal 1995 included a provision for impairment of oil and gas properties.

     Expenses. Energy expenses of $4,518,000 for Calendar 1997, compares to $5,233,000 for Calendar 1996, $2,873,000 for the five months ended December 31, 1995 and $5,575,000 for Fiscal 1995.

     Operating expenses, which are comprised of the costs of operating wells and production-related taxes were $1,401,000 for Calendar 1997, which represents a $108,000 decline, or 7%, from the Calendar 1996 amount of $1,509,000. The Calendar 1996 expenses increased by $173,000, or 13%, from the Fiscal 1995 amount of $1,336,000. The decrease in Calendar 1997 is attributable to decreased production taxes due to the 15% decline in oil and gas revenue during 1997, while the increase in Calendar 1996 is due to higher production taxes resulting from the increase in oil and gas revenue.

     Depreciation, depletion, amortization and impairment of properties decreased 9% in Calendar 1997 to $1,387,000 from $1,532,000 in Calendar 1996. The decrease is attributable to lower depletion in 1997 due to the decline in production previously discussed. The 36% decrease in Calendar 1996 from $2,403,000 in Fiscal 1995, resulted from lower capitalized costs during Calendar 1996 and an impairment expense of $464,000, representing HEC's pro-rata share of HEP's write-off of its Indonesian operations in Fiscal 1995.

     Administrative expenses for Calendar 1997 of $1,317,000 were comparable to the Calendar 1996 amount of $1,314,000. Administrative expenses for Calendar 1996 decreased $211,000, or 14%, from the Fiscal 1995 amount of $1,525,000, due to a decrease in performance based compensation and a decrease in salaries and employee benefit expense.

     Interest expense in Calendar 1997 decreased by $43,000, or 9%, to $413,000 from the Calendar 1996 amount of $456,000, due to a decrease in the average outstanding debt balance and a decrease in its pro rata share of HEP's interest expense resulting from a lower debt balance. Interest expense in Calendar 1996 increased by $81,000, or 22% , from the Fiscal 1995 amount of $375,000, due to the procurement of the Company's $2,500,000 loan in December 1996, which was amended, restated and increased to $4,000,000 in November 1997.

     Minority interest, which represented the interest of other common and preferred shareholders in the net income (loss) of HEC, of $-0-, $422,000 and $(64,000) for Calendar 1997, Calendar 1996 and Fiscal 1995, respectively, fluctuated depending upon HEC's net income (loss) and percentage of minority ownership. The minority interest was eliminated in November 1996 as a result of the merger of HEC into the Company.

     Operating Subsidiaries. The business segments of the Company's operating subsidiaries division consists of textile products and hotels.

TEXTILE PRODUCTS

     Revenues. Sales of $91,552,000 increased by $13,969,000, or 18%, in Calendar 1997, compared to $77,583,000 in Calendar 1996. The sales increase occurred in all divisions, but principally in the distribution businesses. Demand for Brookwood's products was much higher in Calendar 1997, compared to lower demand in Calendar 1996. Sales decreased $225,000 in Calendar 1996, compared to $77,808,000 in Fiscal 1995. This decrease resulted from lower revenue at Brookwood Laminating due to weak market conditions, partially offset by higher revenues due to continued growth of the distribution businesses.

     Expenses. Total expenses increased to $89,575,000, or 17% for Calendar 1997 from $76,361,000 in Calendar 1996 and $77,604,000 in Fiscal 1995. Cost of sales of $79,473,000 increased by $12,217,000, or 18%, in Calendar 1997, principally due to the aforementioned sales increase. The gross profit margin was 13.2% in Calendar 1997 compared to 13.3% in Calendar 1996. Cost of sales of $67,256,000 decreased $1,541,000, or 2%, for Calendar 1996 from $68,797,000 in Fiscal 1995. The decrease was due to more efficient operations at the Kenyon dyeing and finishing plant and the increased level of distribution sales with their higher profit margins. The lower gross profit margin of 11.6% in Fiscal 1995 was the result of inefficiencies at the Kenyon finishing plant.

     Administrative and selling expenses for Calendar 1997 of $9,072,000, increased $590,000, or 7%, compared to the Calendar 1996 amount of $8,482,000. The increase was attributable to increased operating expenses associated with the 18% increase in sales revenue. The Calendar 1996 amount increased by $509,000 from the Fiscal 1995 amount of $7,973,000, due to increased operating expenses associated with growth of the distribution businesses and a $100,000 provision for costs related to management changes at the Kenyon plant.

     The $407,000 increase in interest expense for Calendar 1997 to $1,030,000, from the Calendar 1996 amount of $623,000 was the result of higher average borrowings. Interest expense decreased $211,000 in Calendar 1996, from $834,000 in Fiscal 1995 as a result of lower average borrowings and interest rates.

HOTELS

     Revenues. Sales of $21,038,000 in Calendar 1997 increased by $90,000, or 0.4%, from the Calendar 1996 amount of $20,948,000. Calendar 1997 sales were negatively impacted by a franchise-mandated core modernization program at the Longboat Key Holiday Inn hotel, which commenced in September 1997 and was completed in March 1998. In Calendar 1997 hotel properties achieved a higher average daily rate of 3.4%, while occupancy levels decreased by an average of 3.8%. Calendar 1996 sales decreased by $1,554,000, or 7%, compared to Fiscal 1995 sales of $22,502,000. The decrease was primarily attributable to the January 1995 sale of the full service Lido Beach Holiday Inn hotel.

     During Fiscal 1995 the Company sold both its fee interest in the Lido Beach Holiday Inn hotel and two management contracts resulting in a combined gain of $2,396,000.

     Expenses. Hotel expenses were $21,275,000 for Calendar 1997, $20,948,000 for Calendar 1996, $8,326,000 for the five month period ended December 31, 1995 and $22,075,000 for Fiscal 1995, respectively.

     Operating expenses of $16,990,000 for Calendar 1997 decreased by $147,000, or 0.9%, from the Calendar 1996 amount of $17,137,000. The decline is attributable to reduced rent for the Greenville, South Carolina Residence Inn which was then a leasehold. Operating expenses for Calendar 1996 decreased by $1,607,000, or 9%, from the Fiscal 1995 amount of $18,744,000. The decrease was primarily attributable to the aforementioned sale of the Lido Beach Holiday Inn hotel.

     Depreciation and amortization expense of $2,841,000 for Calendar 1997 increased by $184,000, or 7%, from the Calendar 1996 amount of $2,657,000. The increase is attributable to additional depreciation resulting from the May 1996 purchase of the fee interest in the Greenville Residence Inn, recent capital expenditures at the remaining properties and the amortization of pre-operating costs associated with activities involving management of condominium hotel properties, offset by the full amortization of the leasehold interest for the Oklahoma City Embassy Suite in June 1997. Depreciation and amortization increased $228,000, or 9%, for Calendar 1996 from $2,429,000 in Fiscal 1995, due to the aforementioned purchase of the fee interest for the Greenville Residence Inn and significant capital improvements. Amortization expense relates to leaseholds at the Longboat Key Holiday Inn, the Oklahoma City Embassy Suites, the Huntsville Residence Inn, the Greenville Residence Inn (until May 1996) and the two former management contracts.

     Interest expense of $1,444,000 for Calendar 1997 increased by $290,000, or 25%, from the Calendar 1996 amount of $1,154,000, due to the procurement of a term loan on the Greenville Residence Inn hotel in May 1996. The Company refinanced the Tulsa and Greenville loans in the fourth quarter of Calendar 1997 at favorable interest rates. Interest expense increased $252,000, or 28%, for Calendar 1996, from $902,000 in Fiscal 1995, due to the procurement of the Greenville term loan, partially offset by the January 1995 payoff of the Lido Beach Holiday Inn hotel term loan.

ASSOCIATED COMPANY

     Revenues. Associated company income for Calendar 1997 of $19,416,000, compares to the Calendar 1996 amount of $4,448,000 and a loss of $171,000 for Fiscal 1995. Results include the Company's pro-rata share of ShowBiz results using the equity method of accounting and gains from the sale of ShowBiz shares. Calendar 1997 includes equity income of $1,139,000 and a gain of $18,277,000 from the March 1997 sale of the Company's remaining investment in ShowBiz. The Company sold its 2,632,983 remaining ShowBiz shares as part of a

ShowBiz secondary common stock offering, the proceeds of which were used to repay debt, utilize expiring federal income tax loss carryforwards and to focus on core investments. Calendar 1996 included equity income of $2,017,000 and a gain of $2,431,000 from the sale of 262,500 ShowBiz common shares.

     Expenses. Interest expense for Calendar 1997 was $607,000, compared to the Calendar 1996 amount of $1,558,000 and the Fiscal 1995 amount of $687,000. The $951,000 decline in Calendar 1997 is due to the repayment of a $7,000,000 margin loan and a $4,000,000 promissory note which had been collateralized by the ShowBiz investment, including the resolution of litigation involving a participation provision (the "ShowBiz Participation Amount") contained in the promissory note. The Company recognized $419,000 of expense in Calendar 1997 and $755,000 in Calendar 1996 for the ShowBiz Participation Amount. The $871,000 increase in Calendar 1996 is attributable to (i) the recognition of additional expense for the ShowBiz Participation Amount, and (ii) additional borrowings under the margin loan. See Notes 2 and 6 to the Company's consolidated financial statements.

OTHER

     Revenues. Total revenues were $3,491,000 in Calendar 1997, $960,000 in Calendar 1996 and $737,000 in Fiscal 1995.

     During Calendar 1997 the Company settled a 1992 insurance claim involving issues relating to directors and officers liability coverage and, in November 1997, recorded revenue of $1,508,000, net of associated legal costs.

     Interest on short-term investments and other income in Calendar 1997 of $1,423,000, increased $888,000 compared to the Calendar 1996 amount of $535,000. The increase is primarily attributable to higher cash and investment balances and higher rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity, Integra-A Hotel and Restaurant Company. The increase of $223,000 in Calendar 1996 from the Fiscal 1995 amount of $312,000 was also attributable to increased rental income from subleasing activities.

     Fee income for Calendar 1997 was $560,000, compared to the Calendar 1996 and Fiscal 1995 amount of $425,000, which income is derived from financial consulting contracts with an HEP affiliate and ShowBiz. The consulting contract with the HEP affiliate, provided for a $300,000 annual fee until its termination on December 31, 1996. The Company entered into a new contract on similar terms apart from an increase in amount to $550,000, effective December 31, 1996. The ShowBiz contract provided for a $125,000 annual fee until its termination in March 1997.

     Expenses. Interest expense for Calendar 1997, Calendar 1996 and Fiscal 1995 relates primarily to the Company's 13.5% Subordinated Debentures and 7% Collateralized Senior Subordinated Debentures. Interest expense in Calendar 1997 declined $661,000, or 16%, to $3,597,000, from the Calendar 1996 expense of $4,258,000. The decrease was due to the Company's repurchase of $12,875,000 of its 13.5% Debentures pursuant to a self-tender offer completed in June 1997, partially offset by increased interest costs associated with the August 1996 and August 1997 issuance of additional 13.5% Debentures as payment of annual interest in-kind. In December 1997, the Company redeemed the remaining $14,287,000 balance of its outstanding 13.5% Debentures. The redemption price was 100% of the principal amount plus accrued interest to the redemption date of December 19, 1997. Interest expense in Calendar 1996 decreased slightly from the Fiscal 1995 amount of $4,304,000. See Note 7 to the Company's consolidated financial statements.

     Administrative expenses of $3,291,000 in Calendar 1997 compares to $2,724,000 for Calendar 1996 and to $3,841,000 for Fiscal 1995. The increase of $567,000, or 21%, in Calendar 1997, compared to Calendar 1996, is attributable to higher consulting and accounting fees and shareholder relations costs. The decrease of $1,117,000, or 29%, in Calendar 1996, compared to Fiscal 1995, is primarily attributable to costs of litigation settlements in Fiscal 1995, partially offset by costs associated with the merger of HEC, higher legal and accounting costs incurred in the development of certain tax planning strategies and higher consulting fees in Calendar 1996.

     In Calendar 1996, the Company recorded a recovery of $8,000 from an investment in a marketable security. In Fiscal 1995, the Company recorded a $13,000 provision for loss due to an unfavorable foreign currency exchange rate fluctuation.

     Income Taxes. The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax bases of assets and liabilities (approximately $12,468,000 at December 31, 1997) and tax net operating loss carryforwards ("NOLs") (approximately $103,194,000 at December 31, 1997) and tax credit carryforwards (approximately $2,186,000 at December 31, 1997), to the extent that realization of such benefits is "more likely than not", as defined in Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS No. 109"). As a result of the appreciation in the market value of the Company's investment in ShowBiz during Calendar 1996 and the sale of the ShowBiz investment resulting in a substantial tax gain in 1997, management determined that the deferred tax asset be increased to reflect the anticipated realization of future tax benefits. Accordingly, the deferred tax asset was increased to $11,000,000 at December 31, 1996, from $5,929,000 at December 31, 1995, with a corresponding deferred tax benefit in Calendar 1996 of $5,071,000. In Calendar 1997, concurrent with the sale of the ShowBiz investment, the Company recorded an $8,960,000 non-cash federal deferred tax charge and a federal current charge of $535,000 for alternative minimum tax. Additionally, the Company recorded current federal and state tax expense of $117,000 and $296,000, respectively, for Calendar 1997.

     The Company's NOLs expire as follows: 1998 - $42,944,000; 1999 to 2004 - $1,847,000; and 2005 to 2010 - $58,403,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $6,000,000 of the NOLs prior to their ultimate expiration in the year 2010 and therefore, as of December 31, 1997, the deferred tax asset was $2,040,000.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitations.

     Extraordinary Gain from Extinguishment of Debt. In Calendar 1997, the Company recognized an extraordinary gain from debt extinguishment of $200,000. Of this net amount, $877,000 is attributable to the partial repurchase of 13.5% Debentures in June 1997, offset by extraordinary losses in the amount of $677,000 incurred in connection with the refinancing of the Company's Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina. In Fiscal 1995 the Company purchased 7% Debentures having a face amount of $604,000 for a discounted amount of $461,000, which resulted in an extraordinary gain from extinguishment of debt in the amount of $143,000.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's unrestricted cash and cash equivalents at December 31, 1997 totaled $4,737,000.

     The Company's real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. All of the HRP limited partnership units are subject to a limited negative pledge on the Company's energy term loan. If the Company pledges designated HRP units, as defined, having a market value up to $2,000,000, the negative pledge can be released. Each quarter HRC reviews HRP's capacity to make cash distributions to its partners.

     The Company's energy segment generates funds from its operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company and its subsidiaries report their share of HEP's long-term obligations totaling $4,731,000 at December 31, 1997. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. At December 31, 1997, HEP had $4,286,000 outstanding under a note purchase agreement which matures in April 1998, and $30,700,000 outstanding under a revolving credit agreement which matures in May 2003. HEP's unused borrowing capacity under the revolving credit agreement was $25,014,000 at February 28, 1998. The parent company does not provide any loan guarantees on HEP's borrowings.

     In December 1996, HEPGP obtained a $2,500,000 term loan, which is collateralized by the Company's general partner and limited partner interests. The term loan was amended, restated and increased to $4,000,000 in November 1997 and had a balance of $3,867,000 at December 31, 1997. The term loan contains a provision which prohibits HEPGP from making any distribution to the Company during the term of the loan which matures in May 2000.

     In February 1998, HEP closed its public offering of 1.8 million Class C units priced at $10.00 per unit. Proceeds to HEP, net of underwriting discounts and expenses, were approximately $16,315,000. HEP used $14,000,000 of the net proceeds to repay borrowings and applied the remaining amount towards the repayment of HEP's outstanding contract settlement obligation.

     During 1997, HEP declared distributions of $.52 per Class A unit and $1.00 per Class C unit to its unitholders. Distributions on Class B units are suspended if the Class A units receive a distribution of less than $.20 per Class A unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A units, the Class B units are entitled to be paid, in whole or in part, suspended distributions. The general partner of HEP is considering the distribution level for future quarters, taking into account oil and gas prices and the capital needs of HEP.

     In January 1997 Brookwood acquired a revolving credit facility from the Bank of New York in an amount of $14,000,000 (increasing to $15,000,000 for the period April through June 1998). Borrowings under this facility are collateralized by accounts receivable, certain inventory and equipment and the outstanding capital stock of Brookwood. At February 28, 1998, Brookwood had $648,000 of unused borrowing capacity.

     In April 1998, a $784,000 cash dividend is expected to be paid by Brookwood on its preferred stock. Future dividends are expected to be declared as permitted by a formula contained in The Bank of New York loan agreement subject to availability under the facility.

     Although capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have contributed significantly to the Company's working capital. Sales of hotels are also a source of liquidity; however, it may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The Company has recently renovated the Longboat Key Holiday Inn hotel with part of the financing provided by the owner, and has been informed by Marriott that substantial renovations will have to be made to each of the three Residence Inn hotels prior to the renewal of their franchise in January 2000.

     Management believes that it will have sufficient funds for operations and to satisfy its obligations.

     As described in Note 17 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,118,000 (excluding operating lease commitments of $28,878,000).

INFORMATION SYSTEMS AND THE YEAR 2000

     As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Company's primary software package has been developed and is continually updated by a third-party provider, who has provided assurances that timely updates will be made available to ensure full Year 2000 compliance of the software package. The Company expects to receive the fully tested and updated software package in 1998 and anticipates that it will incur nominal costs associated with its software or hardware operating systems for this process. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 130 - Reporting on Comprehensive Income ("SFAS No. 130"), was issued in June 1997 and, establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997 and will be adopted by the Company effective January 1, 1998. The Company anticipates that the adoption of SFAS No. 130 will not have a significant impact on its current disclosures.

     Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which was issued in June 1997 and will be effective January 1, 1998, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. As the Company has been disclosing segment information, SFAS No. 131 is not expected to have a significant effect on its current disclosures.

     Statement of Financial Accounting Standards No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), was issued in February 1998 and revises disclosures about pension and other postretirement benefit plans. It is effective for periods beginning after December 15, 1997 and will be adopted by the Company effective January 1, 1998. As the Company does not have any such postretirement benefit plans, the adoption will not have any impact on its current disclosures.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the independent auditors' report, are included elsewhere herein. Reference is made to Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8- K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

     In addition to certain directors of the Company who serve as executive officers, the following individuals also serve as executive officers of the
Company:

     William L. Guzzetti, age 54, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of the general partner of HEP since February 1985 and as President, Chief Operating Officer and a Director of HCRC since May 1991. Prior to that, Mr. Guzzetti served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of HRC and HCRE, respectively.

     Melvin J. Melle, age 55, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

ITEM 11.   EXECUTIVE COMPENSATION

     Information with respect to executive compensation is contained in the Proxy Statement under the headings "Executive Compensation," " Compensation of Directors" and "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Reference is made to the "Index to Financial Statements and Schedules" appearing after the signature page hereof.

         1.   Financial Statements.

              Included in Part II, Item 8. of this report are the following:

                  Independent Auditors' Report

                  Consolidated Balance Sheets, December 31, 1997 and 1996

                  Consolidated Statements of Operations, Years ended December 31, 1997 and 1996, Five months ended December 31, 1995 and Year ended July 31, 1995

                  Consolidated Statements of Changes in Stockholders' Equity, Year ended July 31, 1995, Five months ended December 31, 1995 and Years ended December 31, 1996 and 1997

                  Consolidated Statements of Cash Flows, Years ended December 31, 1997 and 1996, Five months ended December 31, 1995 and Year ended July 31, 1995

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

              Financial Statements of Hallwood Realty Partners, L.P.

                  Form 10-K for the year ended December 31, 1997

         3.   Exhibits and Reports on Form 8-K.

              (a) Exhibits.

                   3.1    -- Second Restated Certificate of Incorporation of
                             The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement, File No. 33-63709.

                   3.2    -- Restated Bylaws of the Company, filed herewith.

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

                 *10.4    -- Employment Agreement, dated January 1, 1994,
                             between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

                  10.6    -- Tax Sharing Agreement, dated as of March 15, 1989,
                             between the Company and Brookwood Companies
                             Incorporated is incorporated herein by reference to
                             Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

                 *10.7     -- Amended Tax-Favored Savings Plan Agreement
                             of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit
                             10.33 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

                 *10.8    -- Hallwood Special Bonus Agreement, dated as of
                             August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company's Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

                 *10.18   -- 1995 Stock Option Plan for The Hallwood
                             Group Incorporated is incorporated herein by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement, File No. 33-63709.

                  10.20   -- Credit Agreement, dated as of December 10, 1996,
                             among HEPGP Ltd., as borrower, the Company, as a guarantor, Hallwood G.P., Inc., as a guarantor, and First Union National Bank of North Carolina, as lender, is incorporated herein by reference to
                             Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-8303.

                  10.21   -- Credit Agreement, dated as of January 7, 1997,
                             among Brookwood Companies Incorporated, Kenyon Industries, Inc. and Brookwood Laminating, Inc., as borrower, and The Bank of New York, as Bank, is incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-8303.

                 *10.22   -- Financial Consulting Agreement, dated as of
                             December 31, 1996, between the Company and HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-8303.

                 *10.23   -- Financial Consulting Agreement, dated as of
                             December 31, 1996, between the Company and Hallwood Petroleum, Inc., is incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-8303.

                  10.24   -- Amendment No. 1, dated as of April 1, 1997 to
                             Credit Agreement dated as of January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., as Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ended March 31, 1997, File No. 1-8303.

                  10.25   -- Amendment No. 2, dated as of May 23, 1997 to
                             Credit Agreement dated as of January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., as Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 1-8303.

                  10.26   -- Amendment No. 3, dated as of June 25, 1997 to
                             Credit Agreement dated as of January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., as Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 1-8303.

                  10.27   -- Amended and Restated Credit Agreement, dated as of
                             November 14, 1997, among HEPGP Ltd., as Borrower, and The Hallwood Group Incorporated, as Parent Guarantor, and Hallwood G.P., Inc., as Guarantor, and First Union National Bank, as Lender, filed herewith.

                  10.28   -- Promissory note and related mortgage in the
                             original amount of $5,280,000, dated October 31, 1997, between Brock Suite Tulsa, Inc., as Maker, and Credit Suisse First Boston Mortgage Capital LLC, as Lender, filed herewith.

                  10.29  --  Promissory note and related mortgage in the
                             original amount of $6,750,000, dated December 24, 1997, between Brock Suite Greenville, Inc., as Maker, and L.J. Melody & Company, as Lender, filed herewith.

                  21     --  Active Subsidiaries of the Registrant as of
                             February 28, 1998.

                  27     --  Financial Data Schedule.

              (b) Reports on Form 8-K.

                    None.




------------------------------------

              * Constitutes a compensation plan or agreement for executive officers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE HALLWOOD GROUP INCORPORATED



                                  By:      /s/ MELVIN J. MELLE
                                     -------------------------------------------
                                                Melvin J. Melle
                                          Vice President -- Finance
                                    (Principal Financial and Accounting Officer)

Dated: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 27th day of March 1998.

      /s/  MELVIN J. MELLE             Vice President -- Finance (Principal Financial and
-------------------------------------  Accounting Officer)
        (Melvin J. Melle)

    /s/  ANTHONY J. GUMBINER           Chairman of the Board and Director (Principal
-------------------------------------  Executive Officer)
      (Anthony J. Gumbiner)

       /s/  BRIAN M. TROUP             President and Director (Principal Operating Officer)
-------------------------------------
        (Brian M. Troup)

   /s/  CHARLES A. CROCCO, JR.         Director
-------------------------------------
    (Charles A. Crocco, Jr.)

      /s/  J. THOMAS TALBOT            Director
-------------------------------------
       (J. Thomas Talbot)



                               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





                                                                                                            PAGE
                                                                                                            ----
Independent Auditors' Report..............................................................................    23

Financial Statements:
    Consolidated Balance Sheets, December 31, 1997 and 1996............................................... 24-25
    Consolidated Statements of Operations, Years Ended December 31, 1997 and 1996,
       Five Months Ended December 31, 1995 and Year Ended July 31, 1995................................... 26-27
    Consolidated Statements of Changes in Stockholders' Equity, Year Ended July 31, 1995,
       Five Months Ended December 31, 1995 and Years Ended December 31, 1996 and 1997.....................    28
    Consolidated Statements of Cash Flows, Years Ended December 31, 1997 and 1996,
       Five Months Ended  December 31, 1995 and Year Ended July 31, 1995..................................    29
    Notes to Consolidated Financial Statements............................................................ 30-57

    Supplemental Oil and Gas Reserve Information (Unaudited).............................................. 58-60

Independent Auditors' Report on Schedules.................................................................    61

Schedules:
    I  Condensed Financial Information of Registrant...................................................... 62-66
    II Valuation and Qualifying Accounts and Reserves.....................................................    67
    IIIReal Estate and Accumulated Depreciation...........................................................    68

    All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes.

Financial Statements of Hallwood Realty Partners, L.P.
    Form 10-K for the Year Ended December 31, 1997


                                           INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the five months ended December 31, 1995 and the year ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the five months ended December 31, 1995 and the year ended July 31, 1995, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Dallas, Texas
March 9, 1998

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                      ASSETS
                                                                   DECEMBER 31,
                                                               -------------------
                                                                  1997       1996
                                                               --------   --------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ..................................   $  7,197   $  7,007
       Receivables and other assets ........................      1,063      1,220
                                                               --------   --------
                                                                  8,260      8,227
    ENERGY
       Oil and gas properties, net .........................      9,589      8,928
       Current assets of HEP ...............................      2,657      2,426
       Noncurrent assets of HEP ............................      1,859      1,664
       Receivables and other assets ........................        434        548
                                                               --------   --------
                                                                 14,539     13,566
                                                               --------   --------
          Total asset management assets ....................     22,799     21,793

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories .........................................     17,935     17,188
       Receivables .........................................     14,296     13,094
       Property, plant and equipment, net ..................      9,057      8,791
       Other ...............................................        938      1,037
                                                               --------   --------
                                                                 42,226     40,110
    HOTELS
       Properties, net .....................................     14,168     15,568
       Receivables and other assets ........................      1,742      2,076
                                                               --------   --------
                                                                 15,910     17,644
                                                               --------   --------
          Total operating subsidiaries assets ..............     58,136     57,754

ASSOCIATED COMPANY
       Investment in ShowBiz Pizza Time, Inc. ..............         --     16,945

OTHER
       Cash and cash equivalents ...........................      4,737      7,495
       Deferred tax asset, net .............................      2,040     11,000
       Other ...............................................      1,557      1,236
       Restricted cash .....................................        489        573
                                                               --------   --------
          Total other assets ...............................      8,823     20,304
                                                               --------   --------

          TOTAL ASSETS .....................................   $ 89,758   $116,796
                                                               ========   ========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ---------    ---------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ........................   $   1,295    $     490
       Loans payable ................................................         500          500
                                                                        ---------    ---------
                                                                            1,795          990
    ENERGY
       Long-terms obligations of HEP ................................       4,731        4,432
       Loan payable .................................................       3,867        2,361
       Current liabilities of HEP ...................................       2,793        2,531
       Accounts payable and accrued expenses ........................         548        1,223
                                                                        ---------    ---------
                                                                           11,939       10,547
                                                                        ---------    ---------
          Total asset management liabilities ........................      13,734       11,537
OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loans payable ................................................      13,800       11,200
       Accounts payable and accrued expenses ........................       7,771        8,678
                                                                        ---------    ---------
                                                                           21,571       19,878
    HOTELS
       Loans payable ................................................      12,019       12,281
       Accounts payable and accrued expenses ........................       1,607        1,976
                                                                        ---------    ---------
                                                                           13,626       14,257
                                                                        ---------    ---------
          Total operating subsidiaries liabilities ..................      35,197       34,135
ASSOCIATED COMPANY
    Loans payable ...................................................          --       11,000
    Accounts payable and accrued expenses ...........................          --          870
                                                                        ---------    ---------
          Total associated companies liabilities ....................          --       11,870
OTHER
    7% Collateralized Senior Subordinated Debentures ................      24,292       24,892
    Interest and other accrued expenses .............................       1,364        1,906
    13.5% Subordinated Debentures ...................................          --       25,672
                                                                        ---------    ---------
          Total other liabilities ...................................      25,656       52,470
                                                                        ---------    ---------
          TOTAL LIABILITIES .........................................      74,587      110,012
REDEEMABLE PREFERRED STOCK
    Series B, $.10 par value; 250,000 shares issued and outstanding .       1,000        1,000
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value; authorized 500,000 shares;
       250,000 shares issued and outstanding as Series B ............          --           --
    Common stock, $.10 par value; authorized 10,000,000 shares;
       issued 1,597,204 shares in both years;
       outstanding 1,261,757 and 1,298,509 shares, respectively .....         160          160
    Additional paid-in capital ......................................      54,823       57,306
    Accumulated (deficit) ...........................................     (31,693)     (44,490)
    Treasury stock, 335,447 and 298,695 shares, respectively; at cost      (9,119)      (7,192)
                                                                        ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY ................................      14,171        5,784
                                                                        ---------    ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................   $  89,758    $ 116,796
                                                                        =========    =========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                              YEARS ENDED           FIVE MONTHS          YEAR
                                                                              DECEMBER 31,             ENDED             ENDED
                                                                        -----------------------      DECEMBER 31,       JULY 31,
                                                                          1997          1996            1995             1995
                                                                        --------       --------        --------        --------

ASSET MANAGEMENT
    REAL ESTATE
       Fees .....................................................       $  6,017       $  5,672        $  1,744        $  3,906
       Equity income (loss) from investments in HRP .............            900         (1,731)           (833)           (211)
       Interest and discounts from mortgage loans ...............              5              6               2             198
       Rentals ..................................................             --             --             298             702
                                                                        --------       --------        --------        --------
                                                                           6,922          3,947           1,211           4,595

       Administrative expenses ..................................          2,436          1,387             517           1,174
       Depreciation and amortization ............................            674            673             405             972
       Interest .................................................            160            281             303             639
       Provision for losses (recovery) ..........................             81            (21)            101             431
       Operating expenses .......................................             --              9              17              28
                                                                        --------       --------        --------        --------
                                                                           3,351          2,329           1,343           3,244
                                                                        --------       --------        --------        --------
       Income (loss) from real estate operations ................          3,571          1,618            (132)          1,351

    ENERGY
       Oil and gas revenues .....................................          6,013          7,066           2,980           5,343
       Other income (including intercompany amount of $181 in the
          year ended July 31, 1995) .............................            337            449             169              16
                                                                        --------       --------        --------        --------
                                                                           6,350          7,515           3,149           5,359

       Operating expenses .......................................          1,401          1,509             801           1,336
       Depreciation, depletion, amortization and impairment .....          1,387          1,532             887           2,403
       Administrative expenses ..................................          1,317          1,314             704           1,525
       Interest .................................................            413            456             289             375
       Minority interest ........................................             --            422             192             (64)
                                                                        --------       --------        --------        --------
                                                                           4,518          5,233           2,873           5,575
                                                                        --------       --------        --------        --------
          Income (loss) from energy operations ..................          1,832          2,282             276            (216)
                                                                        --------       --------        --------        --------
          Income from asset management operations ...............          5,403          3,900             144           1,135

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ....................................................         91,552         77,583          28,229          77,808

       Cost of sales ............................................         79,473         67,256          24,824          68,797
       Administrative and selling expenses ......................          9,072          8,482           3,091           7,973
       Interest (including intercompany amount of $16 in the
          year ended July 31, 1995) .............................          1,030            623             307             834
                                                                        --------       --------        --------        --------
                                                                          89,575         76,361          28,222          77,604
                                                                        --------       --------        --------        --------
          Income from textile products operations ...............          1,977          1,222               7             204



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                          YEARS ENDED          FIVE MONTHS       YEAR
                                                                          DECEMBER 31,            ENDED          ENDED
                                                                    -----------------------     DECEMBER 31,    JULY 31,
OPERATING SUBSIDIARIES (CONTINUED)                                      1997         1996         1995           1995
                                                                    ----------    ----------    ----------    ----------
    HOTELS
       Sales ....................................................   $   21,038    $   20,948    $    8,073    $   22,502
       Gain from sale of hotel ..................................           --            --            --         2,396
                                                                    ----------    ----------    ----------    ----------
                                                                        21,038        20,948         8,073        24,898

       Operating expenses .......................................       16,990        17,137         7,163        18,744
       Depreciation and amortization ............................        2,841         2,657           943         2,429
       Interest .................................................        1,444         1,154           220           902
                                                                    ----------    ----------    ----------    ----------
                                                                        21,275        20,948         8,326        22,075
                                                                    ----------    ----------    ----------    ----------
          Income (loss) from hotel operations ...................         (237)           --          (253)        2,823
                                                                    ----------    ----------    ----------    ----------
          Income (loss) from operating subsidiaries .............        1,740         1,222          (246)        3,027

ASSOCIATED COMPANY
    Income (loss) from investment in ShowBiz ....................       19,416         4,448           (88)         (171)

    Interest ....................................................          607         1,558           310           687
                                                                    ----------    ----------    ----------    ----------
          Income (loss) from associated company .................       18,809         2,890          (398)         (858)

OTHER
    Insurance settlement ........................................        1,508            --            --            --
    Interest on short-term investments and other income .........        1,423           535            56           312
    Fee income ..................................................          560           425           177           425
                                                                    ----------    ----------    ----------    ----------
                                                                         3,491           960           233           737
    Interest, net of $197 from other segments in the
       year ended July 31, 1995 .................................        3,597         4,258         1,728         4,304
    Administrative expenses .....................................        3,291         2,724         1,594         3,841
    Provision for losses (recovery) .............................           --            (8)           --            13
                                                                    ----------    ----------    ----------    ----------
                                                                         6,888         6,974         3,322         8,158
                                                                    ----------    ----------    ----------    ----------
          Other loss, net .......................................       (3,397)       (6,014)       (3,089)       (7,421)
                                                                    ----------    ----------    ----------    ----------

    Income (loss) before income taxes and extraordinary gain ....       22,555         1,998        (3,589)       (4,117)
    Income taxes (benefit) ......................................        9,908        (4,525)         (299)          830
                                                                    ----------    ----------    ----------    ----------

    Income (loss) before extraordinary gain .....................       12,647         6,523        (3,290)       (4,947)
    Extraordinary gain from extinguishment of debt ..............          200            --            25           143
                                                                    ----------    ----------    ----------    ----------
NET INCOME (LOSS) ...............................................   $   12,847    $    6,523    $   (3,265)   $   (4,804)
                                                                    ==========    ==========    ==========    ==========

PER COMMON SHARE
    BASIC
       Income (loss) before extraordinary gain ..................   $     8.96    $     4.93    $    (2.47)   $    (3.60)
       Extraordinary gain from extinguishment of debt ...........         0.14            --          0.02          0.10
                                                                    ----------    ----------    ----------    ----------
          Net income (loss) .....................................   $     9.10    $     4.93    $    (2.45)   $    (3.50)
                                                                    ==========    ==========    ==========    ==========
    ASSUMING DILUTION
       Income (loss) before extraordinary gain ..................   $     8.63    $     4.89    $    (2.47)   $    (3.60)
       Extraordinary gain from extinguishment of debt ...........         0.14            --          0.02          0.10
                                                                    ----------    ----------    ----------    ----------
          Net income (loss) .....................................   $     8.77    $     4.89    $    (2.45)   $    (3.50)
                                                                    ==========    ==========    ==========    ==========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            YEAR ENDED JULY 31, 1995,
                     FIVE MONTHS ENDED DECEMBER 31, 1995 AND
                     YEARS ENDED DECEMBER 31, 1996 AND 1997
                                 (IN THOUSANDS)




                                                                                         EQUITY
                                                                                       ADJUSTMENT
                                                                                          FROM                            TOTAL
                                                COMMON STOCK      ADDITIONAL             FOREIGN     TREASURY STOCK    STOCKHOLDERS'
                                           ---------------------   PAID-IN  ACCUMULATED  CURRENCY   ------------------
                                              SHARES   PAR VALUE   CAPITAL   (DEFICIT) TRANSLATION   SHARES     COST      EQUITY
                                           ----------- ---------   --------  --------- -----------  --------  --------   --------

BALANCE, AUGUST 1, 1994 ....................     6,395   $    639   $ 56,442   $(42,894)  $     86       907  $(6,296)$     7,977
    Net loss ...............................                                     (4,804)                                   (4,804)
    Purchase of treasury stock .............                                                             102     (314)       (314)
    Foreign currency translation gain ......                                                   243                            243
    Proportionate share of stockholders'
       equity transactions of equity
       investments .........................                             238                                                  238
    Reverse split ..........................                 (479)       479                                                   --
       Change in number of shares ..........    (4,796)                                                 (757)                  --
       Cash payment in lieu of fractional
          shares ...........................        (2)                  (17)                                                 (17)
                                              --------   --------   --------   --------   --------  --------  --------   --------

BALANCE, JULY 31, 1995 .....................     1,597        160     57,142    (47,698)       329       252    (6,610)     3,323
    Net loss ...............................                                     (3,265)                                   (3,265)
    Foreign currency translation loss ......                                                  (329)                          (329)
    Purchase of treasury stock .............                                                              19      (188)      (188)
    Proportionate share of stockholders'
       equity transactions of equity
       investments .........................                              68                                                   68
                                              --------   --------   --------   --------   --------  --------  --------   --------

BALANCE, DECEMBER 31, 1995 .................     1,597        160     57,210    (50,963)        --       271    (6,798)      (391)
    Net income .............................                                      6,523                                     6,523
    Purchase of treasury stock .............                                                              28      (394)      (394)
    Preferred stock dividends ..............                                        (50)                                      (50)
    Proportionate share of stockholders'
       equity transactions of equity
       investments .........................                              96                                                   96
                                              --------   --------   --------   --------   --------  --------  --------   --------

BALANCE, DECEMBER 31, 1996 .................     1,597        160     57,306    (44,490)        --       299    (7,192)     5,784
    Net income .............................                                     12,847                                    12,847
    Purchase of treasury stock .............                                                             304    (8,373)    (8,373)
    Preferred stock dividends ..............                                        (50)                                      (50)
    Exchange of treasury stock for
       ShowBiz shares ......................                          (2,626)                           (268)    6,446      3,820
    Proportionate share of stockholders'
       equity transactions of equity
       investments .........................                             143                                                  143
                                              --------   --------   --------   --------   --------  --------  --------   --------

BALANCE, DECEMBER 31, 1997 .................     1,597   $    160   $ 54,823   $(31,693)  $     --       335  $ (9,119)  $ 14,171
                                              ========   ========   ========   ========   ========  ========  ========   ========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                    YEARS ENDED          FIVE MONTHS      YEAR
                                                                                    DECEMBER 31,           ENDED          ENDED
                                                                              ------------------------   DECEMBER 31,     JULY 31,
                                                                                 1997          1996          1995          1995
                                                                              ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .....................................................   $   12,847    $    6,523    $   (3,265)   $   (4,804)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Gain from sale of investment in ShowBiz ............................      (18,277)       (2,431)           --            --
       Net change in deferred tax asset ...................................        8,960        (5,071)         (500)          471
       Depreciation, depletion, amortization and impairment ...............        6,142         5,953         2,705         6,846
       Undistributed income from energy affiliate .........................       (3,826)       (4,559)       (1,592)       (2,567)
       Distributions from energy affiliate ................................        2,135         2,562         1,332         2,892
       Equity in net (income) loss of associated company/affiliate ........       (2,039)         (286)          921           382
       Accrued interest on 13.5% Debentures ...............................        1,069         2,656        (1,789)            8
       Amortization of deferred gain from debenture exchange ..............         (600)         (577)         (234)         (517)
       Gain from extinguishment of debt ...................................         (201)           --           (25)         (143)
       Provision for losses ...............................................           81             2           101           423
       Proceeds from collections of mortgage loans ........................           25             7             2         1,144
       Increase in mortgage loans from sale of real estate ................           --           (10)           --           (18)
       Gain from sale of hotel and hotel management contracts .............           --            --            --        (2,396)
       Issuance of redeemable preferred stock .............................           --            --            --         1,000
       Mortgage loans assigned to plaintiff in litigation settlement ......           --            --            --           592
       Amortization of mortgage loan discounts ............................           --            --            --           (29)
       Net change in textile products assets and liabilities ..............       (2,825)       (3,517)        2,817        (1,547)
       Net change in other assets and liabilities .........................         (324)       (2,020)          226        (3,000)
       Net change in energy assets and liabilities ........................           88           321          (287)           49
                                                                              ----------    ----------    ----------    ----------
          Net cash provided by (used in ) operating activities ............        3,255          (447)          412        (1,214)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of investment in ShowBiz ...........................       40,323         4,139            --            --
    Investments in textile products property and equipment ................       (1,440)       (1,118)         (371)       (1,465)
    Capital expenditures and acquisition of hotels and real estate ........       (1,286)       (7,761)         (402)       (1,106)
    Purchase of minority shares of HEC ....................................         (648)       (1,750)           --            --
    Net change in restricted cash for investing activities ................         (372)         (102)           37           (83)
    Investments in energy property and equipment ..........................         (223)         (346)         (126)          (36)
    Investments in associated company/affiliate ...........................           --           (53)           (1)       (4,473)
    Proceeds from sale of hotel and real estate assets ....................           --            23         7,610        14,132
    Proceeds from sale of marketable securities ...........................           --            --            --           610
    Proceeds from sale of (investment in) insurance contracts, net ........           --            --            --           229
                                                                              ----------    ----------    ----------    ----------
          Net cash provided by (used in) investing activities .............       36,354        (6,968)        6,747         7,808

CASH FLOWS FROM FINANCING ACTIVITIES
    Repurchase of 13.5% Debentures ........................................      (27,163)           --           (22)           --
    Repayment of bank borrowings and loans payable ........................      (25,411)       (2,227)       (8,066)       (9,447)
    Proceeds from bank borrowings and loans payable .......................       18,630        14,775           250         4,005
    Purchase of common stock for treasury .................................       (8,373)         (394)         (188)         (314)
    Payment of dividends to Series B preferred stockholders ...............          (50)          (50)           --            --
    Net change in restricted cash for financing activities ................           --          (375)           --         1,432
    Purchase of capital stock by energy subsidiary for treasury ...........           --          (158)       (1,189)       (1,042)
    Payment of dividends to minority stockholders of energy subsidiary ....           --            --          (429)         (661)
    Repurchase of 7% Debentures ...........................................           --            --            --          (460)
    Purchase of fractional shares - reverse split .........................           --            --            --           (17)
                                                                              ----------    ----------    ----------    ----------
          Net cash provided by (used in) financing activities .............      (42,367)       11,571        (9,644)       (6,504)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................           --            --            --             6
                                                                              ----------    ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................       (2,758)        4,156        (2,485)           96
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................        7,495         3,339         5,824         5,728
                                                                              ----------    ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $    4,737    $    7,495    $    3,339    $    5,824
                                                                              ==========    ==========    ==========    ==========



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

NOTE 1 -- ACCOUNTING POLICIES

      The significant accounting policies of the Company are as follows:

      (a) Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries:

          Brookwood Companies Incorporated and subsidiaries
          Condo Hotel and Resort Management, Inc.
          HEPGP Ltd.
          HSC Securities Corporation
          HWG 95 Advisors, Inc.
          HWG Realty Investors, Inc.
          Hallwood Energy Corporation and subsidiaries (merged in 1996) Hallwood G.P., Inc.
          Hallwood Commercial Real Estate, Inc.
          Hallwood Hotels, Inc.
          Hallwood-Integra Holding Company and subsidiaries
          Hallwood Investment Company
          Hallwood-Kenyon Holding Company
          Hallwood Realty Corporation
          Integra Resort Management, Inc.

          The Company fully consolidates all subsidiaries and records a minority interest in those less than wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Hallwood Energy Corporation was included on the basis of a June 30 year end for the fiscal year ended July 31, 1995.

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

          During 1997, the Company's investee affiliate, Hallwood Realty Partners, L.P. ("HRP"), completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net operating results of HRP by approximately $7,200,000. The proportional effect to the Company under equity accounting standards was an increase in equity earnings from HRP in 1997 of approximately $1,800,000, considering the Company's overall 25% ownership of HRP.

          Real estate is carried at cost, including interest costs associated with properties under development or renovation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      (d) Oil and Gas Properties

          The Company and its energy subsidiaries and affiliates follow the full cost method of accounting, whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

          Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions.

          Costs are not accrued for future site restoration, dismantlement and abandonment related to proved oil and gas properties, because the Company and its energy affiliates estimate that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. Estimates are based upon historical experience and review of current properties and restoration obligations.

          Unproved properties are withheld from the amortization base until such time as they are either developed or abandoned. The properties are evaluated periodically for impairment.

          Hallwood Energy Partners, L.P. ("HEP") has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

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

      (g) Impairment

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

      (j) Income Taxes

          The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, and net operating loss carryforwards and tax credits reduced by a valuation allowance. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

      (k) Inventories

          Inventories are valued at the lower of cost (first-in, first-out method) or market.

      (l) Statement of Cash Flows

          The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within ninety days from the date of acquisition.

      (m) Environmental Remediation Costs

          The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flow of the Company.

      (n) Common Stock

          Share and per share amounts have been retroactively adjusted to give effect to the one-for-four reverse stock split effected on June 28, 1995.

      (o) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

      (p) Computation of Earnings Per Common Share

          The Company has adopted Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS No. 128"). Comparative earnings per share data have been restated to conform to the adoption of this new standard. Basic earnings per share is computed by dividing net income (loss) attributable to the common stockholders' interests after preferred dividend requirements by the weighted average number of common shares outstanding. Earnings per share assuming dilution is computed by dividing net income (loss) attributable to the common stockholders' interests after preferred stock dividend requirements by the weighted average number of equivalent shares outstanding. Stock options described in Note 9 are considered to be equivalent shares. The number of equivalent shares is computed using the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          "treasury stock method ," which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options.

          The following table reconciles the Company's net income (loss) to net income (loss) available to common stockholders, and the number of equivalent common shares used in the calculation of net income (loss) for the basic and assumed dilution methods (in thousands, except per share amounts):


                                           YEARS ENDED        FIVE MONTHS            YEAR
                                           DECEMBER 31,          ENDED               ENDED
                                         ----------------   -----------------    --------------
             DESCRIPTION                 1997      1996     DECEMBER 31, 1995     JULY 31, 1995
-------------------------------------   -------   -------   -----------------    --------------

NET INCOME (LOSS)
Net income (loss), as reported ......   $12,847   $ 6,523            $ (3,265)   $ (4,804)
Less: Dividends on preferred stock ..        50        50                  --          --
                                        -------   -------             -------    --------

Net income (loss) available to
   common stockholders ..............   $12,797   $ 6,473            $ (3,265)   $ (4,804)
                                        =======   =======            ========    ========

AVERAGE SHARES OUTSTANDING
Average shares outstanding - basic ..     1,406     1,314               1,331       1,369
Stock options .......................        54        10                 -- *         -- *
                                        -------   -------            --------    --------

Outstanding shares -assuming dilution     1,460     1,324               1,331       1,369
                                        =======   =======            ========    ========

NET INCOME (LOSS) PER COMMON SHARE
Basic ...............................   $  9.10   $  4.93            $  (2.45)   $ (3.50)
Assuming dilution ...................   $  8.77   $  4.89            $  (2.45)   $ (3.50)



* Not applicable, as stock options are anti-dilutive for loss periods.

      (q) New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 130 - Reporting on Comprehensive Income ("SFAS No. 130"), was issued in June 1997, and establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997 and will be adopted by the Company effective January 1, 1998. The Company anticipates that the adoption of SFAS No. 130 will not have a significant impact on its current disclosures.

          Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which was issued in June 1997 and will be effective January 1, 1998, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. As the Company has been disclosing segment information, SFAS No. 131 is not expected to have a significant effect.

          Statement of Financial Accounting Standards No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132"), was issued in February 1998 and revises disclosures about pension and other postretirement benefit plans. It is effective for periods beginning after December 15, 1997 and will be adopted by the Company effective January 1, 1998. As the Company does not have any such postretirement benefit plans, the adoption will not have any impact on its current disclosures.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 2 -- INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):



                                                                                                  INCOME (LOSS) FOR PERIOD
                                                                                        ------------------------------------------
                                           DECEMBER 31, 1997                                                   FIVE         YEAR
                                           -----------------      AMOUNT AT WHICH         YEARS ENDED     MONTHS ENDED      ENDED
                                             NUMBER             CARRIED AT DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   JULY 31,
     BUSINESS SEGMENTS AND                     OF               ----------------------- ------------------
  DESCRIPTION OF INVESTMENTS                 UNITS      COST       1997       1996       1997      1996         1995        1995
----------------------------                --------  --------   --------   --------    -------   --------    --------    --------
ASSET MANAGEMENT
    REAL ESTATE AFFILIATE
    HALLWOOD REALTY PARTNERS, L.P. (A)
    --  General partner interest ........             $  8,650   $  4,435   $  5,117   $     29   $   (101)   $    (47)   $    (90)
    --  Limited partner interest ........   413,040      5,377      2,762      1,890        871     (1,630)       (786)       (121)
                                                      --------   --------   --------   --------   --------    --------    --------

               Totals ................                $ 14,027   $  7,197   $  7,007   $    900   $ (1,731)   $   (833)   $   (211)
                                                      ========   ========   ========   ========   ========    ========    ========

ASSOCIATED COMPANY
    SHOWBIZ PIZZA TIME, INC. (B)
    --  Common stock ....................                                   $ 16,945
          Equity in earnings (loss) ....                                          --   $  1,139   $  2,017    $    (88)   $   (171)
          Gain on sale of shares .......                                          --     18,277      2,431          --          --
                                                                            --------   --------   --------    --------    --------
               Totals ................                                      $ 16,945   $ 19,416   $  4,448    $    (88)   $   (171)
                                                                            ========   ========   ========    ========    ========



      The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

      (A) In November 1990, the Company, through its wholly owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note 12. The Company has subsequently acquired additional limited partner units of HRP in direct and open market purchases. The Company accounts for its investment in HRP on the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of various partner capital transactions reported by HRP. The Company's proportionate share of the underlying equity in net assets of HRP exceeds its investment by $6,236,000, which is being amortized on the straight-line basis over a period of 10 years.

          The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Equitec initially retained the property management rights for a three-year period following the November 1990 consolidation. Beginning November 1993 the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $672,000 for the years ended December 31, 1997 and 1996, $280,000 for the five months ended December 31, 1995 and $672,000 for the year ended July 31, 1995, respectively.

          Between December 1990 and February 1995, the Company purchased 89,269 limited partner units (post reverse split basis) for $905,000 in various transactions. In March 1995, HRP completed a one-for-five reverse split of its limited partner units and the Company purchased 30,000 post reverse split units (estimated to be the number of fractional units to be purchased by HRP) for $356,000. In June 1995, HRP announced a commission-free program for its limited partner unitholders to sell their less than round lot holdings of 99 or fewer units. As a result of this program, which expired in July 1995, HRP acquired 293,539 limited partner units. These units were resold to the Company for $4,115,000, which was the same price that HRP paid for such units. In subsequent incidental transactions, the Company acquired 232 additional units.

          The carrying value of the Company's investment in HRP includes non-cash adjustments for its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments, from the original date of investment through December 31, 1997, resulted in a $49,000 decrease in the carrying value of the HRP investment.

          The Company has pledged 89,269 HRP limited partner units to collateralize a $500,000 promissory note, which was repaid in March 1998. See Note 6.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          The quoted market price per unit and the Company's carrying value per unit of the limited partner units of HRP (Quotron symbol HRY) at December 31, 1997 were $47.50 and $6.69, respectively. The general partner interest in HRP is not publicly traded.

          As of December 31, 1997, the Company owned a 1% general partner and a 25% limited partner interest in HRP.

          The following table sets forth summarized (unaudited) financial data of Hallwood Realty Partners, L.P. as of and for the years ended December 31, 1997 and 1996 (in thousands):


                                                          1997          1996
                                                       ---------     ---------
Balance Sheet Data
  Real estate property, net ......................     $ 179,028     $ 182,877
  Total assets ...................................       207,134       210,214
  Mortgages payable ..............................       157,911       160,732
  Total partners' capital ........................        33,041        30,684
Statement of Operations Data
  Revenue ........................................     $  53,899     $  49,612
  Net income (loss) ..............................         2,357        (9,428)


                     The data used to compile the above table was obtained from published reports, including Securities and Exchange Commission filings on Form 10-K.

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

          The Company accounted for its investment in ShowBiz using the equity method of accounting because the Company maintained significant influence by virtue of having five of its directors sitting on the nine-member board of ShowBiz. In addition to recording its share of net income (loss), the Company also recorded its pro rata share of various shareholders' equity transactions reported by ShowBiz.

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

          On February 24, 1997, ShowBiz filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of 3,200,000 shares of common stock (2,305,371 shares of which were to be sold by the Company and 894,629 shares by the Alpha and Epsilon Trusts). The underwriters were also granted, and did exercise, an option to purchase an additional 454,746 shares of common stock from the Company and the Trusts to cover over-allotments. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and focus on core investments. On March 26, 1997, the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay the $7,000,000 MLBFS line of credit and the $4,000,000 promissory note as discussed in Note 6. The Company realized a gain of $18,277,000 from the sale. Concurrent with the sale, all five directors of the Company who were also directors of ShowBiz resigned from the ShowBiz board.

NOTE 3 -- OIL AND GAS PROPERTIES

      The following tables summarize certain oil and gas information by category (full cost method), cost and unproved mineral interest (at cost). The tables relate to all of HEPGP, the Company and its energy subsidiaries proportionate share of HEP's oil and gas properties. Amounts are as of December 31, 1997 and 1996 and for the years then ended (in thousands):

      (a) Category:


                                                                       DECEMBER 31,
                                                                ------------------------
                                                                   1997           1996
                                                                ---------      ---------

Proved mineral interests ..................................     $ 118,898      $ 116,989
Unproved mineral interests ................................           278            157
Other property and equipment ..............................           422            404
                                                                ---------      ---------
                                                                  119,598        117,550
Less: Accumulated depreciation, depletion, amortization and
      property impairment .................................      (110,009)      (108,622)
                                                                ---------      ---------

   Oil and gas properties, net ............................     $   9,589      $   8,928
                                                                =========      =========


      (b) Cost:


                                                          YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                         1997       1996       1995
                                                       ------     ------     ------

Development ......................................     $1,136     $1,321     $  979
Exploration ......................................        834        100        166
Property acquisition - proved ....................        233        279        191
Property acquisition - unproved ..................        121         87         56
                                                       ------     ------     ------

   Total .........................................     $2,324     $1,787     $1,392
                                                       ======     ======     ======


      Depreciation, depletion, amortization and impairment per equivalent barrel of production for the years ended 1997, 1996 and 1995, was $3.78, $3.54 and $5.00, respectively.

      (c) Unproved mineral interests (at cost):




                                                       DECEMBER 31,
                                                       -------------
                                                       1997     1996
                                                       ----     ----

Exploration acreage ..............................     $209     $129
Other ............................................       69       28
                                                       ----     ----

   Total .........................................     $278     $157
                                                       ====     ====


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 4 -- HOTEL PROPERTIES

      The following table summarizes the cost and accumulated depreciation and amortization of the hotel properties as of the balance sheet dates (in thousands):


                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------

Building improvements and equipment ...................     $ 16,670      $ 15,406
Leasehold acquisition costs ...........................        6,501         8,026
Land and land improvements ............................        1,797         1,776
                                                            --------      --------
                                                              24,968        25,208
Less: Accumulated depreciation and amortization .......      (10,800)       (9,640)
                                                            --------      --------

   Total ..............................................     $ 14,168      $ 15,568
                                                            ========      ========


      At December 31, 1997, hotel properties consisted of fee interests in two Residence Inns and leasehold interests in one Residence Inn, one Embassy Suites and one Holiday Inn.

NOTE 5 -- CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at the balance sheet dates are as follows (in thousands):


                                                                     DECEMBER 31,
                                                                   1997       1996
                                                                 ------     ------

Cash equivalents ...........................................     $3,752     $6,452
Cash .......................................................        985      1,043
                                                                 ------     ------

   Total ...................................................     $4,737     $7,495
                                                                 ======     ======


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 6 -- LOANS PAYABLE

      Loans payable at the balance sheet dates are as follows (in thousands):


                                                                                   DECEMBER 31,
                                                                                -------------------
                                                                                  1997        1996
                                                                                -------     -------
Real Estate
   Promissory note, 8%, repaid March 1998 .................................     $   500     $   500

Energy
   Term loan, LIBOR + 3.5%, due May 2000 ..................................       3,867          --
   Term loan, prime + 1%, refinanced November 1997 ........................          --       2,361
                                                                                -------     -------
                                                                                  3,867       2,361

Textile Products
   Revolving credit facility, prime + .25%, due January 2000 ..............      13,800          --
   Revolving credit facility, prime + .5%, refinanced January 1997 ........          --      11,200
                                                                                -------     -------
                                                                                 13,800      11,200

Hotels
   Term loan, 7.86% fixed, due January 2008 ...............................       6,750          --
   Term loan, prime + 3.5%, refinanced December 1997 ......................          --       6,739
   Term loan, 8.20% fixed, due November 2007 ..............................       5,269          --
   Term loan, 10%, refinanced October 1997 ................................          --       5,001
   Short-term loan, certificate of deposit rate, repaid January 1997 ......          --         375
   Non-interest bearing obligation, repaid March 1997 .....................          --         166
                                                                                -------     -------
                                                                                 12,019      12,281

Associated Company
   Line of credit, prime + .75%, repaid March 1997 ........................          --       7,000
   Promissory note, 5%, repaid March 1997 .................................          --       4,000
                                                                                -------     -------
                                                                                     --      11,000

       Total ..............................................................     $30,186     $37,342
                                                                                =======     =======

      Further information regarding loans payable is provided below:

Real Estate

      Promissory note. In connection with the settlement of an obligation related to Integra, the Company issued a four-year, $500,000 promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee has the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). As the HRP per unit price was $47.50 at December 31, 1997, $450,000 was accrued for the HRP Participation Amount as a charge to interest expense, of which $120,000 and $230,000 were recorded in the years ended December 31, 1997 and 1996 and $100,000 in the five months ended December 31, 1995, respectively. The Company tendered full payment on the note and HRP Participation Amount totaling $1,000,000 in March 1998, but continues to litigate the validity of an earlier tender that was rejected by the noteholder.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Energy

      Term loan. In November 1997, HEPGP Ltd. ("HEPGP") amended, restated and increased its credit agreement with First Union National Bank of North Carolina ("First Union"). The new term loan for $4,000,000 is collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of LIBOR plus 3.5% (9.1875% at December 31, 1997); (iv) a limited negative pledge relating to all of the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests. At December 31, 1997, the outstanding balance was $3,867,000.

      Long term obligations. Included in the consolidated balance sheets at December 31, 1997 and 1996 are long-term obligations of HEP in the amount of $4,731,000 and $4,432,000, respectively. These amounts represent the Company's and its' subsidiaries share of HEP's outstanding long-term obligations which, at December 31, 1997, consisted of a $30,700,000 revolving credit agreement and a $4,286,000 note purchase agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

Textile Products

      Revolving credit facility. Brookwood had established a revolving line of credit facility in an amount up to $13,500,000 with the Chase Manhattan Bank, N.A. ("Chase"). Borrowings were collateralized by accounts receivable, inventory imported under trade letters of credit and certain industrial machinery and equipment of Brookwood's subsidiaries. The facility bore interest at Brookwood's option from one-half percent over prime or LIBOR plus 2.25%.

      In January 1997 a new revolving credit facility in an amount up to $14,000,000 with The Bank of New York ("BNY") replaced the Chase facility. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.75% at December 31, 1997) or LIBOR plus 2.25%. The facility was amended to increase the maximum amount to $17,500,000 for the period April through December 1997 and $15,000,000 for the period April through June 1998 and to change certain of the financial covenants. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. As of December 31, 1997, the Company had an additional $1,452,000 of borrowing base availability. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. At December 31, 1997, the outstanding balance was $13,800,000.

Hotels

      Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the Residence Inn hotel located in Greenville, South Carolina. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008;
(iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The balance at December 31, 1997 was $6,750,000.

      Term loan. In May 1996, the Company's Brock Suite Greenville, Inc. subsidiary acquired the fee interest in the Residence Inn hotel in Greenville, South Carolina for $6,550,000. Prior to the acquisition, the Company held a leasehold interest in the hotel. The acquisition was financed by a $6,800,000 mortgage loan and included the following significant terms: (i) interest rate of prime plus 3.5% (minimum rate 12%, maximum rate 17%); (ii) loan payments based upon a 19-year amortization schedule with a maturity date of May 2001; and (iii) prepayment permitted, subject to a prepayment premium which declines from 4% to 1% of loan balance, depending on the prepayment date. The loan was repaid in December 1997 in connection with the aforementioned refinancing.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the Residence Inn hotel in Tulsa, Oklahoma. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454 based upon 25-year amortization schedule with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 1997 was $5,269,000.

      Term loan. In October 1994, the Company entered into a mortgage loan in the amount of $5,200,000 to replace an obligation the Company assumed as part of Integra's emergence from bankruptcy in March 1994. The loan included the following significant terms: (i) fixed interest rate of 10%; (ii) loan payments based upon a 20-year amortization schedule with a call after the seventh year;
(iii) participation by lender of 15% of net cash flow (as defined) after debt service and 15% of residual value at maturity or upon sale or refinancing; and
(iv) maintenance of a 4% capital reserve. The loan was repaid in October 1997 in connection with the aforementioned refinancing of the Residence Inn hotel in Tulsa, Oklahoma.

      Short-Term loan. In connection with the acquisition of the fee interest of the Greenville Residence Inn, the Company issued a promissory note to the former owner in the amount of $375,000, which was repaid in January 1997.

      Non-interest bearing obligation. The $500,000 non-interest bearing obligation to the former preferred shareholders of Integra was issued in connection with the Settlement and Supplemental Settlement and was payable in three equal annual installments in the amount of $166,667. The third and final payment was made on March 8, 1997.

Associated Company

      Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services ("MLBFS") which replaced a former margin loan. Significant terms of the line of credit were (i) interest rate -- prime plus 0.75%; (ii) collateral -- 2,159,047 shares of ShowBiz common stock; and (iii) availability limited to 50% of the market value of the pledged shares of ShowBiz. The maturity date was extended to April 30, 1997, and the maximum commitment amount was increased to $7,000,000. The line of credit was repaid in March 1997 from proceeds of sale of the Company's ShowBiz investment as discussed in Note 2.

      Promissory note. The Company issued a $4,000,000 promissory note to the Integra Unsecured Creditors' Trust (the "Trust") in connection with the consummation of the Integra Plan of Reorganization. Significant terms were (i) maturity date - March 8, 1997; (ii) interest rate - 5% fixed; (iii) collateral - 517,242 shares of ShowBiz common stock; and (iv) the Trust was entitled to an additional payment at the "Payment Date", as defined, in an amount equal to 100% of the increase in the market value of the ShowBiz shares over the base amount of $16.67 per share, the ("ShowBiz Participation Amount"). As the ShowBiz per share price was $18.12 at December 31, 1996, the Company accrued $755,000 for the ShowBiz Participation Amount as a charge to interest expense in the year ended December 31, 1996. Although the Company had accrued the ShowBiz Participation Amount, it contended that proper tender of payment and accrued interest was made in October 1996, and therefore no ShowBiz Participation Amount was owed. As the Trust contended that the promissory note did not provide for prepayment, and that both the promissory note and ShowBiz Participation Amount were owing, the Company filed suit to resolve the matter.

      In connection with the disposition of the Company's entire ShowBiz investment in March 1997, the Company and the Trust entered into an agreement (the "Partial Compromise and Settlement Agreement"), whereby the Trust consented to the sale of the 517,242 shares of ShowBiz in exchange for (i) the repayment of the $4,000,000 principal amount of the note and accrued interest through October 11, 1996 and (ii) the deposit of $2,513,000 (the "Full Escrowed Amount") into an escrow account, which was a combination of the disputed ShowBiz Participation Amount and the balance of accrued interest to the maturity date.

      In July 1997 the Company entered into a Compromise and Settlement Agreement, whereby (i) the parties agreed that the Full Escrowed Amount would be equally divided between the Trust and the Company and (ii) mutual releases would be executed, in respect to the civil action in the United States District Court, Case No. 3-96CV309DG, for the Northern District of Texas, Dallas Division. Accordingly, the Company received settlement proceeds of $1,256,500 plus accrued interest on July 31, 1997.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      Schedule of Maturities. Maturities of aggregate loans payable and debentures for the next five years, are as follows (in thousands):


                                             BUSINESS SEGMENT
                         --------------------------------------------------------
     YEARS ENDED          REAL                   TEXTILE
    DECEMBER 31,         ESTATE     ENERGY (A)   PRODUCTS    HOTELS      OTHER (B)    TOTAL
--------------------     -------    ---------    --------    -------     ---------   -------

      1998 .........     $   500     $ 1,600     $ 7,800     $   158     $ 1,927     $11,985
      1999 .........          --       1,600          --         172          --       1,772
      2000 .........          --         667       6,000         186      20,881      27,734
      2001 .........          --          --          --         201          --         201
      2002 .........          --          --          --         217          --         217
   Thereafter ......          --          --          --      11,085          --          --
                         -------     -------     -------     -------     -------     -------

          Total ....     $   500     $ 3,867     $13,800     $12,019     $22,808     $52,994
                         =======     =======     =======     =======     =======     =======


------------------


(a) HEP's long-term indebtedness of $34,986,000 is not a direct obligation of HEPGP or of the Company. HEP's debt maturities are as follows: $-0- in 1998; $6,561,000 in 1999; $8,748,000 in 2000; $8,748,000 in 2001; and
      $8,748,000 in 2002 and $2,181,000 thereafter.

(b) Sinking fund requirement and maturity for the 7% Debentures, excludes net unrecognized gain from purchase and exchange of $1,484,000.

NOTE 7 -- 13.5% SUBORDINATED DEBENTURES AND 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

      13.5% Subordinated Debentures. On May 15, 1989, the Company distributed to its stockholders $46,318,600 aggregate principal amount of a new issue of its 13.5% Subordinated Debentures Due July 31, 2009 (the "13.5% Debentures or "Original Series"). The Company had authorized the issuance of up to $100,000,000 aggregate principal amount of 13.5% Debentures. The 13.5% Debentures are subordinate to bank borrowings, guarantees of the Company and other " Senior Indebtedness" (as defined in the indenture relating to the 13.5% Debentures). Ten dollars principal amount of the 13.5% Debentures was distributed for each share of common stock of the Company outstanding at the close of business on March 31, 1989.

      Interest on the 13.5% Debentures was payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period could be paid in-kind by the issuance of additional 13.5% Debentures in lieu of cash. Interest due on August 15, 1989 and 1990 was paid in cash. Interest due on August 15, 1991 was paid in-kind by the issuance of $6,019,500 additional 13.5% Debentures (the "1991 Series") and $139,200 of cash in lieu of fractional debentures. Interest due on August 15, 1992 was paid in-kind by the issuance of $6,792,900 additional 13.5% Debentures (the "1992 Series") and $172,500 of cash in lieu of fractional debentures. Interest due on August 15, 1993, 1994 and 1995 was paid in cash. Interest due on August 15, 1996 was paid in-kind by the issuance of $2,817,100 additional 13.5% Debentures (the "1996 Series") and $260,100 of cash in lieu of fractional debentures. Interest due on August 15, 1997 was paid in-kind by the issuance of $1,524,000 of additional 13.5% Debentures (the "1997 Series") and $199,000 of cash in lieu of fractional debentures. The 1996 Series and 1997 Series did not meet the $5,000,000 minimum listing requirement on a recognized exchange and therefore were not listed. Between March 1989 and December 1996, the Company repurchased and retired 13.5% Debentures with a face amount of $2,230,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      Tender Offer for 13.5% Debentures. In June 1997, pursuant to a self-tender offer for up to $20,000,000 of its 13.5% Debentures, debentureholders tendered $12,875,000 principal value of 13.5% Debentures during the offer period. The breakdown by Series is listed below:


                                                        PRINCIPAL
                       SERIES                        AMOUNT TENDERED
                       ------                        ---------------

                         1989 ...............          $ 8,484,000
                         1991 ...............            1,208,000
                         1992 ...............            1,218,000
                         1996 ...............            1,965,000
                                                       -----------
                                                       $12,875,000
                                                       ===========


      The price offered for the 13.5% Debentures was $105 per $100 principal amount, and aggregated $13,519,000 for all debentures properly tendered. As no interest was paid to debentureholders accepting the offer, the Company recognized an extraordinary gain from debt extinguishment of $877,000, attributable to the amount of accrued interest to the expiration of the self-tender offer less the principal amount of premium.

      Redemption of 13.5% Debentures. In November 1997, the Company announced the full redemption of the remaining balance of its outstanding 13.5% Debentures. The redemption price was 100% of the principal amount plus accrued interest to the redemption date of December 19, 1997. The breakdown by Series is listed below:


                                                        PRINCIPAL
                SERIES                               AMOUNT REDEEMED
                ------                               ---------------
                1989 ...............................   $ 9,684,000
                1991 ...............................     1,085,000
                1992 ...............................     1,142,000
                1996 ...............................       852,000
                1997 ...............................     1,524,000
                                                       -----------
                                                       $14,287,000
                                                       ===========

      7% Collateralized Senior Subordinated Debentures. On March 1, 1993, the Company completed an exchange offer ("Exchange Offer") whereby $27,481,000 of its 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face amount. Interest is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital shares of certain wholly owned subsidiaries of the Company having an aggregate net carrying value at March 1, 1993 (the issue date) of $27,607,000. The pledged shares presently consist of all of the outstanding shares of common and preferred stock of Brookwood and all of the outstanding shares of common stock of Hallwood Hotels, Inc. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of BNY.

     Pursuant to the Indenture, the Company is obligated to redeem 10% of the original issue of 7% Debentures ($2,748,000) prior to March 1996 and an additional 15% ($4,122,000) prior to March 1998. During the year ended July 31, 1994, the Company repurchased 7% Debentures with a face amount of $2,174,000 for $1,526,000, which resulted in an extraordinary gain from debt extinguishment in the amount of $648,000. During the year ended July 31, 1995, the Company repurchased (i) 7% Debentures from its former HEC subsidiary having a face amount of $1,894,000 for $1,385,000 and (ii) 7% Debentures having a face amount of $604,000 for $460,000. The 1995 repurchases resulted in an extraordinary gain from debt extinguishment of $143,000. These repurchases totaling $4,672,000 satisfied the Company's obligation to retire 10% of the issue prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the issue prior to March 1998. In January 1998, the Company repurchased 7% Debentures having a face amount of $2,253,000 for $2,142,000, to satisfy the balance of a sinking fund requirement contained in the Indenture.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company accounted for the Exchange Offer in accordance with Statement of Financial Accounting Standards No. 15 --Accounting by Debtors and Creditors for Troubled Debt Restructuring ("SFAS No. 15"). SFAS No. 15 requires that concessions given the Company by 13.5% debentureholders should be accounted for as a modification of an existing obligation and no current period gain should be recognized. The amount of unrecognized gain, which is being amortized, using the constant effective interest rate method over the 7 years and 5 months term of the 7% Debentures, is composed of the following (in thousands):


                              DESCRIPTION                                              AMOUNT
                              -----------                                              ------
Gain on purchase of 1991 Series and 1992 Series at 80% of face amount ............     $2,207
Gain on exchange of 1989 Original Series, resulting from the waiver of interest
   for the period August 15, 1993 through March 1, 1994 ..........................      2,013
                                                                                       ------

       Total .....................................................................     $4,220
                                                                                       ======


      The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and is being amortized as a reduction of interest expense. This amortization results in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain was $600,000 and $577,000 for the years ended December 31, 1997 and 1996, $234,000 for the five months ended December 31, 1995 and $517,000 for the year ended July 31, 1995, respectively.

      Balance sheet amounts for the 7% Debentures and 13.5% Debentures are detailed below (in thousands):


                                                                                    DECEMBER 31,
                                                                                 -----------------
                         DESCRIPTION                                             1997         1996
                         -----------                                             ----         ----

7% Debentures (face amount) ...............................................     $22,808     $22,808
Unrecognized gain from purchase and exchange, net of $2,736 and $2,136
   accumulated amortization ...............................................       1,484       2,084
                                                                                -------     -------

       Totals .............................................................     $24,292     $24,892
                                                                                =======     =======

13.5% Debentures (face amount)
   1989 Original Series ...................................................     $    --     $18,203
   1991 Series ............................................................          --       2,292
   1992 Series ............................................................          --       2,360
   1996 Series ............................................................          --       2,817
                                                                                -------     -------

       Totals .............................................................     $    --     $25,672
                                                                                =======     =======


NOTE 8 -- REDEEMABLE PREFERRED STOCK

      In connection with the settlement of the following lawsuits: (i) Louis G. Reese, Inc. et al, v. The Hallwood Group Incorporated, et al; (ii) European American Reinsurance Corporation v. The Hallwood Group Incorporated, et al, and
(iii) Hermitage Hotel, Ltd. L.P. v. The Hallwood Group Incorporated, et al, as further discussed in Note 17, the Company agreed to issue 250,000 shares of a newly-designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with prejudice. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share (total amount of $50,000), which have been paid in 1996 and 1997. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 9 -- STOCKHOLDERS' EQUITY

      Reverse Stock Split and Stock Transfer Restrictions. At a Special Meeting of Stockholders held in June 1995, stockholders voted to amend the Company's Certificate of Incorporation to (i) effect a one-for-four reverse stock split (the "Reverse Split") of the Company's common stock and (ii) restrict certain transfers of the Company's common stock in an attempt to protect certain of the Company's federal income tax benefits.

      Common Stock. The number of outstanding shares of common stock does not include treasury shares. See"Treasury Stock" below.

      Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share, and did issue 250,000 shares of newly designated Series B Preferred Stock, which is described in Note 8.

      Treasury Stock. Treasury stock consists of shares of common stock repurchased by the Company and its former HEC subsidiary. As of December 31, 1997 and 1996, the Company held 335,000 and 299,000 treasury shares, respectively. In January 1998, the Company repurchased 7,006 shares of its common stock for $250,000.

      Commission-Free Offer to Purchase Common Stock. In June 1996, the Company announced a commission-free offer (the "Offer") program for stockholders holding 99 or fewer shares of the Company's common stock as of the record date to sell their shares to the Company. The Offer allowed eligible stockholders to sell all, but not less than all, of their shares to the Company without incurring any brokerage commission. The price paid by the Company was $14.00 per share, which was higher than the average of the closing market prices of the shares for the five trading days immediately preceding the Record Date, as reported by the Wall Street Journal. In July 1996, the Offer terminated resulting in the Company's purchase of 28,126 shares (1.76% of the total outstanding shares) from 1,590 stockholders at a total cost of $394,000 and are included in treasury shares.

      Reissuance of Treasury Stock. In January 1997 the Board of Directors authorized an exchange of the 267,709 treasury shares acquired in the merger with HEC for 219,194 shares of ShowBiz from the Alpha and Epsilon Trusts, as discussed in Note 2.

      Tender Offer for Common Stock. In June 1997, the Company conducted a self-tender offer for up to 300,000 shares of its common stock at $27.50 per share, terms and conditions of which were discussed in the offering document. Stockholders tendered a total of 328,346 shares, of which the Company accepted 304,461 shares as permitted by the offering documents, for a total purchase price of $8,373,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      Stock Options. All options issued under the 1995 Stock Option Plan for The Hallwood Group Incorporated Plan are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company's common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant.

      Below is the status of 1995 Stock Option Plan as of December 31, 1997:


      Total options authorized..................................  136,000
      Less: Options granted, not exercised:
                September 1997..................................  (68,000)    Exercise price of $26.06, expiring September 2007
                February 1997...................................  (10,750)    Exercise price of $22.50, expiring February 2007
                September 1996..................................  (46,500)    Exercise price of $11.75, expiring September 2006
                June 1995.......................................  (10,750)    Exercise price of $11.50, expiring June 2005
                                                                  -------
         Options available for grant............................       --
                                                                  =======


      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards under the 1995 Stock Option Plan consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):



                                                      YEARS ENDED           FIVE MONTHS           YEAR
                                                      DECEMBER 31,             ENDED              ENDED
                                               -------------------------     DECEMBER 31,        JULY 31,
                                                   1997          1996           1995             1995
                                               ----------     ----------     -----------      ----------

Net income (loss) - as reported ..........     $   12,847     $    6,523     $   (3,265)     $   (4,804)
Net income (loss) - pro forma ............         11,750          6,222         (3,265)         (4,871)
Net  income (loss) per share - as reported
   Basic .................................           9.10           4.93          (2.45)          (3.50)
   Assuming dilution .....................           8.77           4.89          (2.45)          (3.50)
Net  income (loss) per share - pro forma
   Basic .................................           8.32           4.70          (2.45)          (3.56)
   Assuming dilution .....................           8.02           4.66          (2.45)          (3.56)


      The fair value of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%, expected life of 5 years and no distribution yield.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

      The following is a summary of the income tax provision (benefit) (in thousands):


                                             YEARS ENDED              FIVE MONTHS       YEAR
                                             DECEMBER 31,                 ENDED         ENDED
                                        ------------------------       DECEMBER 31,    JULY 31,
                                            1997           1996            1995          1995
                                        ----------     ----------      ----------      ----------
 Federal
   Deferred tax (benefit) .........     $    8,960     $   (5,071)     $     (500)     $      471
   Current tax ....................            652            183               6             133

State .............................            296            363             195             226
                                        ----------     ----------      ----------      ----------

       Total ......................     $    9,908     $   (4,525)     $     (299)     $      830
                                        ==========     ==========      ==========      ==========


      Reconciliations of the expected tax or (benefit) at the statutory tax rate to the effective tax are as follows (in thousands):



                                                                      YEARS ENDED       FIVE MONTHS      YEAR
                                                                      DECEMBER 31,         ENDED         ENDED
                                                                 --------------------    DECEMBER 31,   JULY 31,
                                                                   1997        1996         1995         1995
                                                                 -------      -------      -------      -------

Expected tax or (benefit) at the statutory tax rate ........     $ 7,737      $   679      $(1,212)     $(1,351)
Expired NOLs ...............................................       6,813           --           --           --
Increase (decrease) in deferred tax asset valuation
   allowance ...............................................      (5,694)      (5,879)        (736)       1,605
Alternative minimum tax ....................................         652          183            6          133
State taxes (net of federal benefit) .......................         196          240          129          226
Foreign loss not taxable ...................................          59          190        1,094          331
Capital loss carryover .....................................          --           --           --         (515)
Net (increase) decrease in tax credits .....................          --           --           --         (133)
Other ......................................................         145           62          420          534
                                                                 -------      -------      -------      -------

Effective tax or (benefit) .................................     $ 9,908      $(4,525)     $  (299)     $   830
                                                                 =======      =======      =======      =======


      The Company paid only a federal alternative minimum tax of $682,000, $146,000 and $133,000 for the years ended December 31, 1997 and 1996 and July 31, 1995, respectively, due to the utilization of net operating loss carryforwards ("NOLs") to offset taxable income. The Company did not incur any actual federal income tax or alternative minimum tax for five months ended December 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):


                                                                                 DEFERRED TAX
                                                               --------------------------------------------------
                                                                  DECEMBER 31, 1997           DECEMBER 31, 1996
                                                               ----------------------      ----------------------
                                                                ASSETS     LIABILITIES      ASSETS    LIABILITIES
                                                               --------    -----------     --------   -----------

Net operating loss carryforward ..........................     $ 35,086      $     --      $ 50,783     $     --
Equity in earnings (losses) of unconsolidated
   affiliates ............................................        3,325          (938)        2,982       (4,796)
Tax credits ..............................................        2,216            --         1,727           --
Original issue discounts and cancellation of debt
   income on 7% and 13.5% Debentures .....................        2,102            --         3,255           --
Reserves recorded for financial statement purposes
   and not for tax purposes ..............................          466            --           881           --
Other temporary differences ..............................          159          (185)          679         (476)
Depreciation and amortization ............................           --          (720)          936           --
Litigation costs deferred for tax purposes ...............           --            --           425           --
Basis differences ........................................           --            --            --         (231)
                                                               --------      --------      --------     --------
Deferred tax assets and liabilities ......................       43,354      $ (1,843)       61,668     $ (5,503)
                                                                             ========      ========     ========
Less: Deferred tax liabilities ...........................       (1,843)                     (5,503)
                                                               --------                    --------
                                                                 41,511                      56,165
Less: Valuation allowance ................................      (39,471)                    (45,165)
                                                               --------                    --------

       Deferred tax asset, net ...........................     $  2,040                    $ 11,000
                                                               ========                    ========


      Below is a schedule of expiring NOLs by year (in thousands):


                 YEARS ENDING
                 DECEMBER 31,                                                      NOLS
                 ------------                                                   ---------
                     1998.....................................................  $  42,944
                     1999.....................................................        607
                     2001.....................................................        793
                     2004.....................................................        447
                     2005.....................................................      6,584
                     2006.....................................................     22,144
                     2007.....................................................      8,517
                     2008.....................................................     12,896
                     2009.....................................................      6,915
                     2010.....................................................      1,347
                                                                                ---------

                              Total...........................................  $ 103,194
                                                                                =========


      In addition, the Company has approximately $1,468,000 of alternative minimum tax credits which have no expiration date, a depletion carryforward of approximately $6,142,000, which may be used to offset future taxable income without an expiration limitation and an investment tax credit carryforward of approximately $718,000, which will expire between 1998 and 2000.

      Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 1997, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 11 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

      Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):


                                                                                               FIVE MONTHS    YEAR
                                                                                YEARS ENDED       ENDED       ENDED
                                                                                DECEMBER 31,    DECEMBER 31, JULY 31,
                       DESCRIPTION                                            1997       1996      1995        1995
                       -----------                                         ---------- ---------- ---------- ----------
  Issuance of treasury stock in exchange for common shares
     of ShowBiz:
     Investment in ShowBiz ...........................................     $    3,820 $       -- $       -- $       --
     Reduction of additional paid-in capital .........................          2,626         --         --         --
     Reduction in treasury stock .....................................          6,446         --         --         --
  Payment in-kind of annual interest on 13.5% Debentures .............          1,524      2,817         --         --
  Repayment of note payable from funds held in restricted cash .......            375         --         --         --
  Recording of proportionate share of stockholders' equity/
     partners' capital transactions of equity investments ............            143         96         67        238
  Real estate acquired through foreclosure ...........................             --         --         25         --
  Issuance of Redeemable Preferred Stock .............................             --         --         --      1,000
  Effect of reverse split on common stock/paid-in capital ............             --         --         --        479

  Supplemental disclosures of cash payments:

  Interest paid (including capitalized interest) .....................     $    7,244 $    4,625 $    4,645 $    8,010
  Income taxes paid ..................................................            853        482         95        280


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

      In connection with the Exchange, HRC, a wholly owned subsidiary of the Company, purchased the general partner interests in the Participating Equitec Partnerships from EFG for $5,155,000. HRC contributed such general partner interests, plus $13,118 in cash, to HRP in exchange for a 1% general partner interest in HRP. HWG Realty Investors, Inc., a wholly owned subsidiary of the Company, purchased a 0.1% partnership interest in each of the Participating Equitec Partnerships by making capital contributions to the Participating Equitec Partnerships aggregating $131,177 in cash on November 1, 1990. The total acquisition cost of the general partner interest, which aggregated $8,650,000, included other capitalized costs of $3,351,000.

      As a result of the foregoing, HRP acquired 99.9% of the equity interests in, and thereby became the indirect owner of, all of the real estate and other assets of the Participating Equitec Partnerships.

      As general partner, HRC earns an asset management fee and certain related fees from HRP properties, which amounted to $466,000 and $467,000 for the years ended December 31, 1997 and 1996, $190,000 for the five months ended December 31, 1995 and $436,000 for the year ended July 31, 1995, respectively.

      On June 1, 1991, the Company's HCRE subsidiary purchased the property management contracts from Equitec which related to the HRP properties for $2,475,000. Equitec had retained the rights to manage the HRP properties for a three-year period after the Exchange. The property management contracts encompass day-to-day property management responsibilities, for which HCRE receives management fees, leasing commissions and certain other fees. HCRE earned fees and commissions from HRP and certain related third parties of $5,551,000 and $5,205,000 during the years ended December 31, 1997 and 1996, $1,554,000 for the five months ended December 31, 1995 and $3,470,000 in the year ended July 31, 1995, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 13 -- ORGANIZATION AND OPERATIONS OF HALLWOOD ENERGY CORPORATION AND HEPGP
           LTD.

      Organization. In May 1990, the Company acquired a majority interest in Hallwood Energy Corporation ("HEC") through a step acquisition (as that concept is referred to in Accounting Principles Bulletin No. 16). Prior to that date the Company owned approximately 11% of HEC (38% assuming conversion of preferred stock) and accounted for the investment under the equity method of accounting. In May 1990, the Company converted its 44,846 shares of HEC's Series D preferred stock into 17,938,400 shares of common stock. No consideration was paid by the Company in connection with the conversion other than the surrender of its Series D preferred stock. The Company also purchased 8,000,000 shares of HEC common stock, in consideration for the cancellation of the principal amount of a $1,500,000 note receivable from HEC, all pursuant to the terms of a letter agreement dated May 3, 1990. As a result of (i) the stock issuance from these two transactions, (ii) additional purchases of 37,312 HEC shares in 1995; (iii) a 1-for-50 reverse split; (iv) the conversion of 356,000 shares of its Series E Preferred Stock for 356,000 shares of common stock; and (v) subsequent purchases by HEC, between May 1990 and the merger date, of its own common stock for treasury, the Company owned 633,917 shares of common stock of HEC (approximately 82%) prior to the tender offer and merger discussed below.

      Tender Offer for Minority Shares and Merger of HEC into the Company. In October 1996, the Company and HEC announced that the two companies had entered into a definitive merger agreement providing for the merger of HEC into the Company. Prior to the merger, the Company agreed to commence a tender offer for all of the 143,209 outstanding shares of HEC not currently owned by the Company, at a price of $19.50 per share, subject to the terms and conditions of the tender offer documents.

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

      The tender offer expired on November 22, 1996. The tendered shares represented in excess of 10% of the remaining outstanding shares of HEC. As a result of the tenders, the Company owned in excess of 92% of the total outstanding shares of HEC and, on November 22, 1996, the merger of HEC into the Company was consummated. At December 31, 1997 and 1996, the Company has included $395,000 and $1,043,000 in accounts payable and accrued expenses, respectively, representing the amount due the former HEC shareholders who have yet to surrender their minority shares at $19.50 per share.

      Certain assets acquired by the Company from the merger were subsequently transferred to two wholly owned entities, HEPGP and Hallwood G.P., Inc., the general partner of HEPGP. The Company's energy operations are now conducted primarily through HEPGP.

      The $200,000 value of the net assets acquired in excess of the purchase price was allocated to oil and gas properties and reduces the full cost pool and will be amortized over the productive life of the underlying proved reserves using the units of production method. HEC's results of operations have been included in the consolidated statements of operations since May 1990, including recognition of the minority interest in net income (loss) to the merger date in the consolidated statement of operations.

      Operations. The Company's HEP affiliate routinely enters into financial contracts for hedging transactions of its crude oil and natural gas production. Management does not consider the portion attributable to the Company to be material.

NOTE 14 -- ORGANIZATION AND OPERATIONS OF BROOKWOOD COMPANIES INCORPORATED

      Organization. Brookwood Companies Incorporated, a wholly owned subsidiary of the Company ("Brookwood"), was formed in March 1989 to acquire certain assets and assume certain liabilities of a nylon textile converting and finishing company. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      Operations. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. Commissions paid to the factors were approximately $441,000 and $330,000 for the years ended December 31, 1997 and 1996, $118,000 for the five months ended December 31, 1995 and $335,000 for the year ended July 31, 1995, respectively.

      Inventories consist of the following (in thousands):


                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                            1997            1996
                                                                                           ------         --------

               Raw materials............................................................   $5,307         $  4,472
               Work in process..........................................................    3,239            2,669
               Finished goods...........................................................    9,849           10,481
                                                                                            -----          -------
                                                                                           18,395           17,622
               Less: Obsolescence reserve...............................................     (460)            (434)
                                                                                           ------         --------

                  Total.................................................................  $17,935          $17,188
                                                                                           ======           ======


      Property, plant and equipment consists of the following (in thousands):


                                                                                                DECEMBER 31,
                                                                                          -----------------------
                                                                                            1997             1996
                                                                                          --------         ------

               Land.....................................................................  $   391        $    391
               Buildings and improvements...............................................    4,314           4,314
               Leasehold improvements...................................................      121             113
               Machinery and equipment..................................................    8,591           6,739
               Office furniture and equipment...........................................    1,872           1,421
               Construction in progress.................................................    1,297           2,192
                                                                                            -----         -------
                                                                                           16,586          15,170
               Less: Accumulated depreciation...........................................   (7,529)         (6,379)
                                                                                           ------          ------

                  Total.................................................................   $9,057         $ 8,791
                                                                                            =====          ======


NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

      Management has reviewed the carrying value of its loans payable and 7% Debenture issue in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable approximates the carrying value of $30,186,000 and $37,342,000 at December 31, 1997 and 1996, respectively, as the terms are comparable to those which management believes it could obtain in a current market transaction. The estimated fair value of the 7% and 13.5% Debenture issues is $21,468,000 and $41,675,000, based on market prices on the New York Bond Exchange, compared to the carrying values of $24,292,000 and $50,564,000 at December 31, 1997 and 1996, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      As of December 31, 1997 and 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 -- RELATED PARTY TRANSACTIONS

      HSC Financial Corporation. Effective August 1, 1994, the Company entered into a consulting agreement (the "1994 Consulting Agreement"), with HSC Financial Corporation ("HSC"), a corporation with which Messrs. Gumbiner and Troup are associated, pursuant to which HSC agreed to provide international consulting and advisory services to the Company and its affiliates for an annual fee of $350,000, excluding reimbursement for out-of-pocket and other reasonable expenses. This Consulting Agreement was terminated effective December 31, 1996.

      Effective December 31, 1996, the compensation committee approved a Financial Consulting Contract with HSC, which provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract will terminate on July 31, 1998, however, it shall automatically renew for a one year period if not terminated by the parties beforehand. In addition, the Board of Directors awarded bonuses to HSC in March 1997 in the amount of $100,000 from the Company and $139,000 from its HCRE subsidiary, and in March 1998 in the amount of $500,000 from the Company and $323,000 from its HCRE subsidiary. The March 1998 bonuses were accrued and payable at December 31, 1997.

      Hallwood Petroleum, Inc. Effective August 1, 1994, Hallwood Petroleum, Inc. ("HPI"), a wholly owned subsidiary of HEP, entered into a Compensation Agreement with Mr. Gumbiner, pursuant to which Mr. Gumbiner is to consult with and assist HPI and its energy affiliates in connection with their present and future international activities. HPI paid Mr. Gumbiner annual compensation of $250,000. This Compensation Agreement was terminated effective December 31, 1996.

      The Company entered into a Financial Consulting Agreement with HPI, dated as of June 30, 1994, which provided that the Company or its agent provide consulting services to HPI for compensation at the rate of $300,000 per year. The Board of Directors compensation committee determined that these services would be most appropriately provided by HSC, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to HSC the fee to which the Company is entitled under the agreement. Of the $300,000 payments made in June 1996 and 1995, approximately $9,000 in each year, was paid by HEC, and the remainder by HEP and other affiliates of HEP. This Financial Consulting Agreement was terminated effective December 31, 1996, and replaced by a new Financial Consulting Agreement, dated as of December 31, 1996 on substantially the same terms and conditions, apart from an increase in amount of compensation to $550,000 per annum. Approximately $13,000 of such fee paid in 1997 was paid by HEPGP, and the remainder by HEP and other affiliates of HEP.

      Expenses. Pursuant to an existing agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. The Company reimbursed HSC $299,000 and $307,000 for the years ended December 31, 1997 and 1996, $114,000 for the five months ended December 31, 1995, and $275,000 for the year ended July 31, 1995, respectively. Of the amounts paid in the periods, the Company paid $60,000 and $58,000 for the years ended December 31, 1997 and 1996, $29,000 for the five months ended December 31, 1995, and $69,000 for the year ended July 31, 1995, respectively. The remainder was paid by HRP, HEPGP, HEP and other affiliates of HEP.

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

      Other. As described in Note 17, the Board of Directors authorized the Company to loan Mr. Gumbiner the amount needed to satisfy the personal assessment due the Securities and Exchange Commission in accordance with the terms of a settlement

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES agreement of its claims. The original amount of the promissory note, dated July 25, 1996, was $477,000 and the outstanding balance at December 31, 1997 and 1996 was $366,000 and $453,000, respectively. In addition, at December 31, 1997, the Company is due $150,000 from the Alpha and Epsilon Trusts for certain costs associated with the sale of the ShowBiz investment. In January 1998 the Company received $87,000 from the Trusts in partial satisfaction of the amount due. The remaining balance is contingent upon resolution of a related matter.

      The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $6,000 and $25,000 for the years ended December 31, 1997 and 1996, $12,500 for the five months ended December 31, 1995 and $25,000 for the year ended July 31, 1995, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner and Brian M. Troup are directors of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

NOTE 17 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

      Litigation. The Company, certain of its affiliates and others were named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows.

      In December 1997, the litigation matter styled Muriel Luper, Individually and as Independent Executor of the Estate of Oral L. Luper, Plaintiffs v. Marriott Residence Inn II Limited Partnership, et al, (including Hallwood subsidiaries Integra Hotels, Inc. and Brock Suite Hotels, Inc.), Defendants, earlier filed in Santa Fe, New Mexico state court was settled. This lawsuit arose out of the accidental death of a guest of Santa Fe's Marriott Residence Inn, who died shortly after falling down the stairs in his suite. The plaintiffs alleged, among other things, that the design and construction of the hotel room stairwell caused the accident. Neither the Company nor its subsidiaries ever owned or operated this hotel facility. Integra's contribution to the settlement was paid by its insurance carrier.

      In July 1997, the Company entered into a Compromise and Settlement Agreement, whereby the Company and the Integra Unsecured Creditors' Trust agreed to equally divide a $2,513,000 escrow account which had been established in connection with the Company's sale of its ShowBiz investment. See also Note 6.

      In June 1997, the plaintiff's claim against the Company's subsidiary, Integra Hotels Incorporated, and numerous third party defendants in the matter styled Marc P. Malcuit, et al, Plaintiffs vs. Howard Johnson International, Inc., et al, Defendants, No. 96- C1-00049, was settled, and Integra's contribution was paid by its insurance carrier. However, this settlement did not resolve Integra's potential exposure to one of the third party defendants, Holiday Inns, Inc., pursuant to a contractual indemnity of Holiday Inn by Integra. However, Integra's contractual indemnity provision predates Integra's bankruptcy proceeding; therefore, if an action is brought hereafter, the Company will assert this and other factors as defenses.

      In February 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No.15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754), against the Company, HRP, HRC and the directors of HRC, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to the Company, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding. On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on HRC to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants have again moved to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES dismiss. Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

      In November 1996, a lawsuit was filed in United States District Court for the District of Colorado styled The Ravenswood Investment Company, L.P. v. Hallwood Energy Corporation, Hallwood Group Inc., et al. The case alleges that in connection with the tender offer to the shareholders of HEC and the subsequent merger of HEC into the Company, the defendants failed to disclose certain matters in the tender offer documents, breached their fiduciary duty to the shareholders of HEC, and committed certain fraudulent acts. The plaintiff seeks rescission or rescissionary damages of an unspecified amount. The plaintiff also seeks class certification to represent similarly situated former shareholders of HEC. In a related case filed by the plaintiff in March 1997 in the District Court of Dallas County, Texas, plaintiff is also demanding an appraisal of the fair value of the HEC shares owned by plaintiff. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that both cases are without merit. The Company plans to vigorously defend these cases, but because of their early stages, cannot predict the outcome of this matter or any possible effect an adverse outcome might have. In May 1997, a case was filed in the United States District Court for the District of Colorado styled Wayland E. Noland v. Hallwood Energy Corporation, The Hallwood Group Incorporated, et al, (C.A. No. 96-WM-2665). In September 1997, this case was consolidated with the Ravenswood Investment Company, L.P. vs. Hallwood Energy Corporation, Hallwood Group, Inc. case discussed below. Unlike the plaintiff in the Ravenswood case, the plaintiff in the Noland case tendered his shares pursuant to the tender offer made by the Company to the shareholders of HEC, but the allegations are substantially identical as those made in the Ravenswood case. The plaintiff in the Noland case seeks damages of an unspecified amount, and seeks class certification to represent similarly situated former shareholders of HEC. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that the Noland case, like the Ravenswood case, is without merit. Certain non-tendering plaintiffs in the Ravenswood case have also filed a lawsuit styled Cede & Company, et al, vs. Hallwood Group Inc. for appraisal rights under the Texas statute. The Company plans to vigorously defend these cases, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

      In July 1996, the Company announced that it agreed to a settlement of a claim by the Securities and Exchange Commission ("SEC") arising from the sale of a small portion of its holdings in the stock of ShowBiz during a four-day period in June 1993. These and other similar sales were made by the Company pursuant to a pre-planned, long-term selling program begun in December 1992. The SEC asserted that some, but not all, of the Company's June 1993 sales were improper because, before the sales program was completed, the Company was alleged to have received non-public information about ShowBiz. In connection with the settlement, the Company paid approximately $953,000, representing the loss that the SEC alleged the Company avoided by selling during the four-day period, plus interest of $240,000. This money was deposited into a fund for the benefit of those who bought ShowBiz stock from the Company during the four-day period. The Company has also agreed to be subject to an injunction against any future violations of certain federal securities laws. In addition, the SEC alleged that Anthony J. Gumbiner failed to take appropriate action to discontinue the Company's sales of the ShowBiz shares during the four days in question. Mr. Gumbiner did not directly conduct the sales, nor did he sell any shares for his own account or for the account of any trust for which he has the power to designate the trustee. Although the sales were made solely by the Company, the SEC assessed a civil penalty of $477,000 against Mr. Gumbiner, as a "control person" for the Company. Mr. Gumbiner, however, is not subject to any separate injunction concerning his future personal activities. As provided in the settlement, neither the Company nor Mr. Gumbiner admitted or denied the allegations made by the SEC, and both entered into the settlement to avoid the extraordinary time and expense that would be involved in protracted litigation with the government. The Company believes that the SEC's legal theories in any such litigation would have been novel, but felt that this settlement was in its best interests and fair to the shareholders who were affected by the Company's sales. As the settlement had been anticipated and estimated amounts previously accrued, the Company's contribution, including interest, did not result in an additional charge against operations in the year ended December 31, 1996. The Company had established reserves of $250,000 in the five months ended December 31, 1995 and $500,000 in each of the years ended July 31, 1995 and 1994, respectively. In approving the terms of the settlement, the Board of Directors of the Company also authorized the Company to loan Mr. Gumbiner the amount needed to satisfy his personal assessment. Significant terms of the promissory note from Mr. Gumbiner include: (i) principal amount of $477,000; (ii) interest rate of prime plus 0.75%; and (iii) quarterly principal and interest payments totaling $31,250.

      In February 1995, the Company entered into agreements to settle the following three lawsuits styled: (1) Louis G. Reesse, Inc., et al v. The Hallwood Group Incorporated, et al, which was filed in the Fourteenth District Court of Dallas County, Texas;

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

(2) European American Reinsurance Corporation v. The Hallwood Group Incorporated, et al, which was also filed in the Fourteenth District Court of Dallas County, Texas; and (3) Hermitage Hotel, Ltd. v. The Hallwood Group Incorporated, et al, which was filed in the 101st District Court of Dallas County, Texas. Pursuant to these settlement agreements, the Company paid an aggregate of $425,000 in cash and issued 250,000 shares of a newly designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions with Prejudice. See note 8 for a description of the terms of the Series B Preferred Stock.

      In January 1995, the Company settled the lawsuit styled Third National Bank in Nashville, Trustee v. The Hallwood Group Incorporated filed in the United States District Court for the Middle District of Tennessee. The court dismissed this action with prejudice, the terms of which are confidential.

      The Company and its subsidiaries are from time to time involved in various other legal proceedings in the ordinary course of their respective businesses. Management believes that the resolution of the aforementioned litigation matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

      The Company has entered into an agreement (the "Option Agreement") with the president of its Brookwood Companies Incorporated subsidiary to sell all of the capital stock of Brookwood for a minimum of $9.8 million, including at least $1.8 million of anticipated dividends and tax sharing payments. The Company is currently unable to determine if the Option Agreement will be exercised by its March 31, 1998 expiration date. If such transaction is determined to be probable, the Company will record a charge against earnings at that time. In accordance with the terms of the Indenture, proceeds from the sale would be used to repurchase 7% Debentures.

      Commitments. Total lease expense was $4,479,000 and $4,575,000 for the years ended December 31, 1997 and 1996, $1,977,000 for the five months ended December 31, 1995, and $4,991,000 for the year ended July 31, 1995. The Company leases certain hotel property, including land, buildings and equipment, executive office facilities at several locations, and certain textile manufacturing equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. Lease expense on certain office facilities is incurred on behalf of partnerships, of which the Company is general partner and is substantially reimbursed by such partnerships. Certain of the hotel property leases require the payment of rent contingent upon hotel revenue. Contingent rent was $439,000 and $473,000 for the year ended December 31, 1997 and 1996, $126,000 for the five months ended December 31, 1995 and $689,000 for the year ended July 31, 1995.

      At December 31, 1997, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more that one year, were as follows (in thousands):


                 YEARS ENDING
                 DECEMBER 31,                                                                      AMOUNT
                 ------------                                                                      ------
                     1998........................................................................  $  4,467
                     1999........................................................................     4,675
                     2000........................................................................     4,063
                     2001........................................................................     3,795
                     2002........................................................................     2,798
                     Thereafter..................................................................     9,080
                                                                                                   --------
                              Total..............................................................  $ 28,878
                                                                                                   ========


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 18 -- BUSINESS BY INDUSTRY SEGMENT

      The Company's business by industry segment is summarized below (in thousands):


                                                REAL                   TEXTILE                  ASSOCIATED
                                               ESTATE      ENERGY      PRODUCTS     HOTELS        COMPANY       OTHER   CONSOLIDATED
                                             ---------    ---------    ---------   ---------    -----------   --------- -----------

YEAR ENDED DECEMBER 31, 1997

Total revenue ............................   $   6,922    $   6,350    $  91,552   $  21,038    $    19,416   $   3,491   $ 148,769
                                             =========    =========    =========   =========    ===========   =========   =========
Operating income (loss) ..................   $   3,571    $   1,832    $   1,977   $    (237)   $    18,809   $      --   $  25,952
                                             =========    =========    =========   =========    ===========   =========   =========
Unallocable expenses, net ................                                                                    $  (3,397)     (3,397)
                                                                                                              =========   ---------
Income before income taxes ...............                                                                                $  22,555
                                                                                                                          =========
Identifiable assets, December 31, 1997 ...   $   8,260    $  14,539    $  42,226   $  15,910    $        --   $      --   $  80,935
Cash allocable with segment ..............         186           31           44         396             --       4,569       5,226
                                             ---------    ---------    ---------   ---------    -----------   ---------   ---------
                                             $   8,446    $  14,570    $  42,270   $  16,306    $        --   $   4,569      86,161
                                             =========    =========   =========    ===========   =========   =========
Corporate assets .........................                                                                    $   3,597        3,597
                                                                                                              =========   ---------
Total assets, December 31, 1997 ..........                                                                                $  89,758
                                                                                                                          =========
Depreciation, depletion, amortization
    and impairment .......................   $     674    $   1,387    $   1,240   $   2,841    $        --   $      --   $   6,142
                                             =========    =========    =========   =========    ===========   =========   =========
Capital expenditures/acquisitions ........   $      --    $     223    $   1,440   $   1,286    $        --   $      --   $   2,949
                                             =========    =========    =========   =========    ===========   =========   =========

YEAR ENDED DECEMBER 31, 1996
Total revenue ............................   $   3,947    $   7,515    $  77,583   $  20,948    $     4,448   $     960   $ 115,401
                                             =========    =========    =========   =========    ===========   =========   =========
Operating income .........................   $   1,618    $   2,282    $   1,222   $      --    $     2,890   $      --   $   8,012
                                             =========    =========   =========    ===========   =========   =========
Unallocable expenses, net ................                                                                    $  (6,014)     (6,014)
                                                                                                              =========   ---------
Income before income taxes ...............                                                                                $   1,998
                                                                                                                          =========
Identifiable assets, December 31, 1996 ...   $   8,227    $  13,566    $  40,110   $  17,644    $    16,945   $      --   $  96,492
Cash allocable with segment ..............         436          182           90         916             --       6,444       8,068
                                             ---------    ---------    ---------   ---------    -----------   ---------   ---------
                                             $   8,663    $  13,748    $  40,200   $  18,560    $    16,945   $   6,444     104,560
                                             =========    =========    =========   =========    ===========   =========
Corporate assets .........................                                                                    $  12,236      12,236
                                                                                                              =========   ---------
Total assets, December 31, 1996 ..........                                                                                $ 116,796
                                                                                                                          =========
Depreciation, depletion, amortization
    and impairment .......................   $     673    $   1,532    $   1,091   $   2,657    $        --   $      --   $   5,953
                                             =========    =========    =========   =========    ===========   =========   =========
Capital expenditures/acquisitions ........   $      40    $     346    $   1,118   $   7,721    $        --   $      --   $   9,225
                                             =========    =========    =========   =========    ===========   =========   =========


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 18 -- BUSINESS BY INDUSTRY SEGMENT (CONTINUED)

      The Company's business by industry segment is summarized below (in thousands):


                                              REAL                    TEXTILE                ASSOCIATED
                                             ESTATE      ENERGY      PRODUCTS     HOTELS       COMPANY       OTHER     CONSOLIDATED
                                           ---------    ---------    ---------   ---------  -------------  ---------   ------------
FIVE MONTHS ENDED DECEMBER 31, 1995


Total revenue ..........................   $   1,211    $   3,149    $  28,229   $   8,073    $         (88)  $     233   $  40,807
                                           =========    =========    =========   =========    =============   =========   =========
Operating income (loss) ................   $    (132)   $     276    $       7   $    (253)   $        (398)  $      --   $    (500)
                                           =========    =========    =========   =========    =============   =========   =========
Unallocable expenses, net ..............                                                                      $  (3,089)     (3,089)
                                                                                                              =========   ---------
Loss before income taxes ...............                                                                                  $  (3,589)
                                                                                                                          =========
Identifiable assets, December 31, 1995 .   $   9,920    $  14,604    $  34,474   $  12,693    $      16,490   $      --   $  88,181
Cash allocable with segment ............       2,872           10          136         135               --         282       3,435
                                           ---------    ---------    ---------   ---------    -------------   ---------   ---------
                                           $  12,792    $  14,614    $  34,610   $  12,828    $      16,490   $     282      91,616
                                           =========    =========    =========   =========    =============   =========   =========
Corporate assets .......................                                                                      $   6,617       6,617
                                                                                                              =========   ---------
Total assets, December 31, 1995 ........                                                                                  $  98,233
                                                                                                                          =========
Depreciation, depletion, amortization
    and impairment .....................   $     405    $     887    $     470   $     943    $          --   $      --   $   2,705
                                           =========    =========    =========   =========    =============   =========   =========
Capital expenditures/acquisitions ......   $      18    $     126    $     371   $     384    $          --   $      --   $     899
                                           =========    =========    =========   =========    =============   =========   =========

YEAR ENDED JULY 31, 1995
Total revenue ..........................   $   4,595    $   5,359    $  77,808   $  24,898    $        (171)  $     737   $ 113,226
                                           =========    =========    =========   =========    =============   =========   =========
Operating income (loss)* ...............   $   1,351    $    (216)   $     204   $   2,823    $        (858)  $      --   $   3,304
                                           =========    =========    =========   =========    =============   =========   =========
Unallocable expenses, net ..............                                                                      $  (7,421)     (7,421)
                                                                                                              =========   ---------
Loss before income taxes ...............                                                                                  $  (4,117)
                                                                                                                          =========
Identifiable assets, July 31, 1995 .....   $  18,887    $  14,428    $  37,340   $  13,253    $      16,511   $      --   $ 100,419
Cash allocable with segment ............         253        2,022          226         322               --       3,134       5,957
                                           ---------    ---------    ---------   ---------    -------------   ---------   ---------
                                           $  19,140    $  16,450    $  37,566   $  13,575    $      16,511   $   3,134     106,376
                                           =========    =========    =========   =========    =============   =========   =========
Corporate assets .......................                                                                      $   5,999       5,999
                                                                                                              =========   ---------
Total assets, July 31, 1995 ............                                                                                  $ 112,375
                                                                                                                          =========
Depreciation, depletion, amortization
    and impairment .....................   $     972    $   2,402    $   1,043   $   2,429    $          --   $      --   $   6,846
                                           =========    =========    =========   =========    =============   =========   =========
Capital expenditures/acquisitions ......   $      12    $      36    $   1,465   $   1,094    $          --   $      --   $   2,607
                                           =========    =========    =========   =========    =============   =========   =========



---------------------------


* Operating income of the textile products industry segment is net of $16 of intercompany interest expense in the year ended July 31, 1995.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 19 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The results of operations by quarter for the years ended December 31, 1997 and 1996, are summarized below (in thousands, except per share amounts):


                                                                                YEAR ENDED DECEMBER 31, 1997
                                                              ----------------------------------------------------------------
                                                               MARCH 31           JUNE 30       SEPTEMBER 30       DECEMBER 31
                                                               --------           -------       ------------       -----------
               Operating revenues............................    $51,815          $36,258           $28,113          $32,583
               Gross profit..................................     21,687            6,421             3,554            7,009
               Net income....................................      8,381            3,221                55            1,190
               Net income per share - basic..................       5.37             2.05              0.04             0.94
               Net income per share - assuming dilution......       5.27             2.01              0.04             0.90


                                                                                YEAR ENDED DECEMBER 31, 1996
                                                              ----------------------------------------------------------------
                                                              MARCH 31            JUNE 30       SEPTEMBER 30       DECEMBER 31
                                                              --------            -------       ------------       -----------
               Operating revenues............................    $27,125          $32,463           $27,842          $27,971
               Gross profit..................................      3,628            5,927             4,066            2,284
               Net income....................................        308            2,396               500            3,319
               Net income per share - basic..................       0.23             1.77              0.38             2.55
               Net income per share - assuming dilution......       0.23             1.77              0.38             2.53


               Year ended December 31, 1997. In March 1997, the Company sold its ShowBiz investment and realized a gain of $18,277,000 from the sale. Pursuant to a self-tender offer the Company repurchased 13.5% Debentures in the face amount of $12,875,000 in June 1997 and subsequently redeemed the remaining balance of the 13.5% Debentures in the face amount of $14,287,000 in December 1997.

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

NOTE 20 -- EMPLOYEE BENEFIT RETIREMENT PLANS

               In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The original plan provided that eligible employees may contribute up to 15% of their compensation to the plan, and the Company would match 50% of its employees' contributions up to the first 6% contributed. Amounts contributed by employees are 100% vested and non-forfeitable. The plan was amended on February 1, 1992 and August 1, 1993 to (i) modify eligibility requirements: (ii) make the Company's matching contribution discretionary, to be determined annually by the Company's Board of Directors; (iii) exclude the Company's hotel hourly employees from a matching contribution; (iv) exclude highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits; and (v) spin-out Brookwood employees into a separate plan. The Company's matching contributions vest at a rate of 20% per year of service and become fully vested after five years. Employees of HRC, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. HPI has a separate 401(k) plan which is similar to the Company's plan. Employer contributions paid on behalf of HRC and HPI employees are substantially paid by the respective real estate and energy master limited partnerships. The Company's contributions to the plan for the years ended December 31, 1997 and 1996, the five months ended December 31, 1995 and the year ended July 31, 1995, respectively, excluding contributions from the HRC and HPI affiliates to the extent paid by the master limited partnership, were $212,000, $220,000, $24,000 and $150,000, respectively.

               Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $81 per month per employee to the fund. Total contributions for the years ended December 31, 1997 and 1996, five months ended December 31, 1995 and the year ended July 31, 1995, were $217,000, $207,000, $85,000 and $198,000, respectively. At September 30, 1997, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

               The standardized measure of discounted future net cash flows provides a comparison of the Energy Interests proved oil and gas reserves from year to year. No consideration has been given to future income taxes since the tax basis and net operating loss carryforwards for the Energy Interests exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year-end prices. At December 31, 1997, oil and gas prices averaged $16.88 per barrel of oil and $2.38 per mcf of gas for the Energy Interests, including its interest in HEP. Future production costs are based on year-end costs and include severance taxes. This standardized measure is not necessarily representative of the market value of the properties.

               The standardized measure of discounted future net cash flows for the Energy Interests has been decreased by $219,300 at December 31, 1997 for the effect of HEP's hedge contracts. This amount represents the difference between year-end prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               RESERVE QUANTITIES
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      GAS         OIL
                                                                      MCF         BBLS
                                                                      ---         ----
PROVED RESERVES:

    Balance, January 1, 1995 ....................................    12,696        808

    Extensions and discoveries ..................................       728        267
    Revision of previous estimates ..............................        (6)        52
    Sales of reserves in place ..................................       (13)        (6)
    Purchases of reserves in place ..............................        40          3
    Production ..................................................    (1,808)      (130)
                                                                    -------    -------

    Balance, December 31, 1995 ..................................    11,637        994

    Extensions and discoveries ..................................       263        107
    Revision of previous estimates ..............................     1,083         28
    Sales of reserves in place ..................................      (374)       (54)
    Purchases of reserves in place ..............................     1,169          2
    Production ..................................................    (1,728)      (125)
                                                                    -------    -------

    Balance, December 31, 1996 ..................................    12,050        952

    Extensions and discoveries ..................................       531        123
    Revision of previous estimates ..............................     1,403       (231)
    Sales of reserves in place ..................................       (13)        (2)
    Purchases of reserves in place ..............................        62         12
    Production ..................................................    (1,602)      (100)
                                                                    -------    -------

    Balance, December 31, 1997 ..................................    12,431        754
                                                                    =======    =======

PROVED DEVELOPED RESERVES:
    Balance, December 31, 1995 ..................................    11,009        914
                                                                    =======    =======

    Balance, December 31, 1996 ..................................    11,768        904
                                                                    =======    =======

    Balance, December 31, 1997 ..................................    12,092        691
                                                                    =======    =======


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                            AS OF DECEMBER 31,
                                                                    --------------------------------
                  DESCRIPTION                                         1997        1996         1995
                  -----------

Future cash flows ...............................................   $ 40,000    $ 70,000    $ 43,000
Future production and development costs .........................    (14,000)    (21,000)    (15,000)
                                                                    --------    --------    --------

Future net cash flows before discount ...........................     26,000      49,000      28,000
10% discount to present value ...................................     (7,000)    (18,000)     (9,000)
                                                                    --------    --------    --------

Standardized measure of discounted future net cash flows ........   $ 19,000    $ 31,000    $ 19,000
                                                                    ========    ========    ========





     CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS



                                                                         YEARS ENDED DECEMBER 31,
                                                                    --------------------------------
                  DESCRIPTION                                         1997        1996        1995
                  -----------                                       --------    --------    --------
Standardized measure of discounted future net cash
   at beginning of year .........................................   $ 31,000    $ 19,000    $ 17,000
Sales of oil and gas produced, net of production costs ..........     (4,611)     (5,557)     (4,064)
Net changes in prices and production costs ......................    (11,722)     11,583       2,424
Extensions, discoveries and other additions, net of future
   production costs .............................................      1,496       1,582       2,550
Changes in estimated future development costs ...................     (1,358)     (1,125)     (1,037)
Development costs incurred ......................................      1,136       1,321         979
Revisions of previous quantity estimates ........................         20       2,186         335
Purchases of reserves in place ..................................        158       2,064          63
Sales of reserves in place ......................................        (29)     (1,220)        (54)
Accretion of discount ...........................................      3,100       1,900       1,700
Changes in production rates and other ...........................       (190)       (734)       (896)
                                                                    --------    --------    --------

Standardized measure of discounted future net cash flows
   at the end of year ...........................................   $ 19,000    $ 31,000    $ 19,000
                                                                    ========    ========    ========


-----------------------


The standardized measure of discounted future net cash flows is calculated using year end average oil and gas prices. At December 31,1997, oil and gas prices averaged $16.88 per bbl of oil and $2.38 per mcf of gas. If average oil and gas prices as of March 9, 1998 of $15.68 per bbl of oil and $2.18 per mcf of gas had been used in this calculation, the standardized measure of discounted future net cash flows would have been approximately 13% lower.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES




                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

         We have audited the consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries at December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years ended December 31, 1997 and 1996, the five month period ended December 31, 1995, and the year ended July 31, 1995, and have issued our report thereon dated March 9, 1998, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
March 9, 1998

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                         ASSETS

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                         1997          1996
                                                                                       --------      --------

Investments in subsidiaries ......................................................     $ 27,560      $ 33,229
Energy division
    Oil and gas properties, net ..................................................        5,457         4,569
    Current assets of HEP ........................................................        1,409         1,298
    Noncurrent assets of HEP .....................................................          964           815
Cash and cash equivalents ........................................................        4,358         6,288
Investment in HRP ................................................................        2,762         1,890
Deferred tax asset, net ..........................................................        2,040        11,000
Receivables and other assets .....................................................        1,608         1,153
Investment in ShowBiz ............................................................           --        16,945
                                                                                       --------      --------

    Total Assets .................................................................     $ 46,158      $ 77,187
                                                                                       ========      ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

7% Collateralized Senior Subordinated Debentures .................................     $ 24,292      $ 24,892
Accounts payable, accrued interest and other accrued expenses ....................        1,817         3,564
Energy division
    Long-term obligations of HEP .................................................        2,511         2,347
    Current liabilities of HEP ...................................................        1,472         1,385
    Accounts payable and accrued expenses ........................................          395         1,043
Loans payable ....................................................................          500        11,500
13.5% Subordinated Debentures ....................................................           --        25,672
                                                                                       --------      --------

    Total Liabilities ............................................................       30,987        70,403

Redeemable preferred stock .......................................................        1,000         1,000

Common stock .....................................................................          160           160
Additional paid-in capital .......................................................       54,823        57,306
Accumulated (deficit) ............................................................      (31,693)      (44,490)
Treasury stock ...................................................................       (9,119)       (7,192)
                                                                                       --------      --------

    Total Stockholders' Equity ...................................................       14,171         5,784
                                                                                       --------      --------

    Total Liabilities and Stockholders' Equity ...................................     $ 46,158      $ 77,187
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

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                       YEARS ENDED        FIVE MONTHS       YEAR
                                                                       DECEMBER 31,          ENDED          ENDED
                                                                 ---------------------     DECEMBER 31,    JULY 31,
                                                                   1997          1996          1995          1995
                                                                 --------      --------    ------------  ----------
INCOME
    Income (loss) from investment in ShowBiz ...............     $ 19,416      $  4,448      $    (88)     $   (171)
    Intercompany income from subsidiaries
       Management fees .....................................        2,834         2,598           833         1,988
       Dividends ...........................................        2,800         1,100         1,792         2,292
       Interest income .....................................          278           524           505         1,797
    Energy division - oil and gas revenues and other income         2,742           251            --            --
    Insurance settlement ...................................        1,508            --            --            --
    Equity in net income (loss) of subsidiaries ............       (1,561)        1,431        (2,097)       (2,607)
    Interest on short-term investments .....................          922           175            18           113
    Income (loss) from investment in HRP ...................          871        (1,630)         (786)         (121)
    Fee income .............................................          560           425           177           425
    Other income ...........................................          202           215            21            53
                                                                 --------      --------      --------      --------

          Total income .....................................       30,572         9,537           375         3,769

EXPENSES
    Interest expense .......................................        4,364         6,097         2,174         5,116
    Administrative expenses ................................        3,196         2,174         1,401         3,332
    Energy division - oil and gas expenses .................        1,845           152            --            --
    Depreciation and amortization ..........................          152            --            --            --
    Provision for losses (recovery) ........................           --           (29)           --            11
    Hotel and real estate operating expenses ...............           --             9             3            11
    Intercompany expenses of subsidiaries
       Management fees .....................................           --            --            --           300
       Interest expense ....................................           --            --            50            38
                                                                 --------      --------      --------      --------

          Total expenses ...................................        9,557         8,403         3,628         8,808
                                                                 --------      --------      --------      --------

    Income (loss) before income taxes and extraordinary gain       21,015         1,134        (3,253)       (5,039)
    Income taxes (benefit) .................................        9,045        (5,389)           37           418
                                                                 --------      --------      --------      --------

    Income (loss) before extraordinary gain ................       11,970         6,523        (3,290)       (5,457)
    Extraordinary gain from extinguishment of debt .........          877            --            25           653
                                                                 --------      --------      --------      --------

NET INCOME (LOSS) ..........................................     $ 12,847      $  6,523      $ (3,265)     $ (4,804)
                                                                 ========      ========      ========      ========


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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                        YEARS ENDED         FIVE MONTHS       YEAR
                                                                        DECEMBER 31,           ENDED          ENDED
                                                                  ---------------------      DECEMBER 31,    JULY 31,
                                                                    1997          1996          1995          1995
                                                                  --------      --------   -------------    --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .........     $    873      $    523      $ (1,997)     $ (2,718)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of investment in ShowBiz ...........       40,323         4,139            --            --
      Return of (additional) investment in subsidiaries .....        4,108         2,176          (607)        9,774
      Purchase of minority shares of HEC ....................         (648)       (1,750)           --            --
      Capital acquisition of real estate ....................           --           (40)           --            --
      Investments in associated company/affiliate ...........           --            (4)           --        (4,473)
      Proceeds from sale of marketable securities ...........           --            --            --           610
      Disbursements related to asset held for sale ..........           --            --            --            79
                                                                  --------      --------      --------      --------

         Net cash provided by (used in) investing activities        43,783         4,521          (607)        5,990

CASH FLOWS FROM FINANCING ACTIVITIES
      Repurchase of 13.5% Debentures ........................      (27,163)           --            --            --
      Proceeds from bank borrowings and loans payable .......           --         2,000            --            --
      Repayment of bank borrowings and loans payable ........      (11,000)         (437)         (213)       (1,750)
      Purchase of common stock for treasury .................       (8,373)         (394)           --            --
      Payment of dividends to Series B preferred stockholders          (50)          (50)           --            --
      Repurchase of 7% Debentures ...........................           --            --            --        (1,845)
      Purchase of fractional shares - reverse split .........           --            --           (22)          (17)
                                                                  --------      --------      --------      --------

         Net cash provided by (used in) financing activities       (46,586)        1,119          (235)       (3,612)
                                                                  --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS ...........................................       (1,930)        6,163        (2,839)         (340)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............        6,288           125         2,964         3,304
                                                                  --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................     $  4,358      $  6,288      $    125      $  2,964
                                                                  ========      ========      ========      ========


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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):



                                                                              YEARS ENDED    FIVE MONTHS     YEAR
                                                                             DECEMBER 31,      ENDED        ENDED
                                                                         -----------------   DECEMBER 31,  JULY 31,
                          DESCRIPTION                                      1997      1996       1995        1995
                          -----------                                    ------     ------   -----------   -------

Issuance of treasury stock in exchange for common shares of ShowBiz:
     Investment in ShowBiz .........................................     $3,820     $   --    $    --     $     --
     Reduction of additional paid-in capital .......................      2,626         --         --           --
     reduction in treasury stock ...................................      6,446         --         --           --
Payment in-kind of annual interest on 13.5% Debentures .............      1,524      2,817         --           --
Recording of proportionate share of stockholders' equity/
     partners' capital transactions of equity investments ..........        143         96         67          238
Effect of reverse split on common stock/paid-in capital ............         --         --         --          479
Real estate acquired through foreclosure ...........................         --         --         25           --

Supplemental disclosures of cash payments:

Interest paid (including capitalized interest) .....................     $5,522     $2,659     $4,645     $  5,591
Income taxes paid ..................................................        600        322         95           15


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

NOTE 2 -- DEBENTURE ISSUES AND LOANS PAYABLE

     As referenced in Notes 6 and 7 in the Consolidated Financial Statements, the Registrant's debenture issues and loans payable are comprised of the following:


                                                                                              DECEMBER 31,
                                                                                          -------------------
                                       DESCRIPTION                                         1997        1996
                                       -----------                                        -------     -------

Debenture Issues
    7% Debentures (including deferred gain of $1,484 and $2,136, respectively) ......     $24,292     $24,892
    13.5% Debentures ................................................................          --      25,672
                                                                                          -------     -------

         Totals .....................................................................     $24,292     $50,564
                                                                                          =======     =======

Loans Payable (by segment)
    Real estate .....................................................................     $   500     $   500
    Associated company ..............................................................          --      11,000
                                                                                          -------     -------

         Totals .....................................................................     $   500     $11,500
                                                                                          =======     =======


     Maturities over the next five years are as follows (in thousands):
1998 -- $2,427; 1999 -- $-0-; 2000 -- $20,881; 2001 -- $-0-; 2002 -- $-0-.

NOTE 3 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 17 to the consolidated financial statements.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                                   BALANCE,       CHARGED TO      CHARGED                          BALANCE,
                                                   BEGINNING       COSTS AND     TO OTHER                           END OF
                                                   OF PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS            PERIOD
                                                   --------        ----------    --------     ----------            -------
REAL ESTATE
   Allowance for losses - real estate:
       Year ended December 31, 1997..............  $      --    $      --     $      --       $      --           $      --
       Year ended December 31, 1996..............         --           --            --              --                  --
       Five months ended December 31, 1995.......      1,037          102            --          (1,139)(b)              --
       Year ended July 31, 1995..................      1,010          211            --          (184)(a)(b)          1,037

   Allowance for losses - mortgage loans:
       Year ended December 31, 1997..............         --           --            --              --                  --
       Year ended December 31, 1996..............         --           --            --              --                  --
       Five months ended December 31, 1995.......         --           --            --              --                  --
       Year ended July 31, 1995..................        226          220            --            (446)(b)              --

TEXTILE PRODUCTS
   Allowance for losses - accounts receivable:
       Year ended December 31, 1997..............        455           31            --             (79)(c)             407
       Year ended December 31, 1996..............        534           35            --            (114)(c)             455
       Five months ended December 31, 1995.......        461           75                            (2)(c)             534
       Year ended July 31, 1995..................        467          104            --            (110)(c)             461

OTHER
   Allowance for losses - marketable securities:
       Year ended December 31, 1997..............        130           --            --              --                 130
       Year ended December 31, 1996..............        130           --            --              --                 130
       Five months ended December 31, 1995.......        130           --            --              --                 130
       Year ended July 31, 1995..................        277           --            --            (147)(b)             130


------------------------


Notes:
   (a) Change in foreign currency exchange rate
   (b) Write-off upon disposition/foreclosure
   (c) Write-off, net of recoveries

                                                                    SCHEDULE III

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)



                                                                              GROSS AMOUNT WHICH
                                              INITIAL COST                    CARRIED AT CLOSE
                                              TO COMPANY      COSTS CAPI-          OF PERIOD
                                              ------------  TALIZED SUB-     ------------------
                                                    BUILD-   SEQUENT TO             BUILD-              ACCUMU-              DEPRE-
                                                   INGS AND  ACQUISITION           INGS AND             ULATED               CIABLE
                                  ENCUM-            IMPROVE   (IMPROVE-            IMPROVE-            DEPRECIA-    DATE     LIFE IN
                                  BRANCES    LAND    MENTS     MENTS)      LAND      MENTS     TOTAL      TION    ACQUIRED    YEARS
                                  -------    ----  --------  -----------   ----    --------    -----   ---------  --------   -------
TEXTILE PRODUCTS
   Industrial plant
      Kenyon, Rhode Island (b)...     --   $  391  $ 2,355    $ 1,959     $  391  $  4,314  $ 4,705   $  1,612      3/89       20

HOTELS
   Sarasota, Florida (a)(b)......     --       --    5,100      3,199         --     8,299    8,299      6,147      6/91        7
   Greenville, South Carolina.... $6,750       --      459      6,892        828     6,523    7,351      1,053      3/94       15
   Tulsa, Oklahoma ..............  5,269      909    4,285        607        919     4,882    5,801      1,904      3/94       10
   Oklahoma City, Oklahoma (a)(b)     --       --       --      2,082         --     2,082    2,082      1,161      6/91        6
   Huntsville, Alabama (a).......     --       --      942        443         --     1,385    1,385        535      3/94       10
   Miscellaneous investments.....     --       50       --         --         50        --       50         --      3/94      n/a
                                           ------  -------    -------     ------  --------  -------   --------
         Subtotal................             959   10,786     13,223      1,797    23,171   24,968     10,800
                                           ------  -------    -------     ------  --------  -------   --------

         Totals..................          $1,350  $13,141    $15,182     $2,188  $ 27,485  $29,673   $ 12,412
                                           ======  =======    =======     ======  ========  =======   ========


     Changes in real estate owned and accumulated depreciation for the years ended December 31, 1997 and 1996, five months ended December 31, 1995 and year ended July 31, 1995 are summarized below (in thousands):



                                                                                          FIVE MONTHS
                                           YEAR ENDED              YEAR ENDED                 ENDED              YEAR ENDED
                                          DECEMBER 31,            DECEMBER 31,            DECEMBER 31,            JULY 31,
                                              1997                    1996                    1995                  1995
                                      ----------------------  ---------------------   --------------------- -----------------------
                                        REAL    ACCUMULATED   REAL     ACCUMULATED    REAL    ACCUMULATED     REAL    ACCUMULATED
                                       ESTATE   DEPRECIATION  ESTATE   DEPRECIATION   ESTATE  DEPRECIATION   ESTATE  DEPRECIATION
                                      ----------------------  ---------------------   --------------------- -----------------------

BALANCE, BEGINNING OF PERIOD......... $29,913    $11,038      $22,141     $ 8,168   $  32,500    $ 8,915   $ 43,619    $ 7,964
   Additions during the period
      Costs capitalized..............   1,285         --        7,772          --         402         --      1,135         --
      Depreciation...................      --      2,899           --       2,870          --      1,153         --      2,893
      Fully depreciated assets.......  (1,525)    (1,525)          --          --          --         --         --         --
      Foreign exchange adjustment....      --         --           --          --        (330)        --        417         --
   Deductions during the period
      Sales..........................      --         --           --          --     (10,431)    (1,900)   (12,671)    (1,942)
                                      -------    -------      -------     -------    --------    -------   --------    -------
BALANCE, END OF PERIOD............... $29,673    $12,412      $29,913     $11,038    $ 22,141    $ 8,168   $ 32,500    $ 8,915
                                      =======    =======      =======     =======    ========    =======   ========    =======



------------------------

     See Note 1 (g) to the Company's consolidated financial statements. The aggregate cost basis of real estate owned for federal income tax purposes was approximately $1.9 million higher than the basis for financial reporting purposes.
     (a) Leasehold interest. Cost represents price paid for leasehold interest, plus furnishings and equipment.
     (b) The stock of the subsidiary which holds this asset is pledged as collateral for the 7% Debentures as described in Note 7 to the Company's consolidated financial statements.

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K


MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD - FROM _________________ TO ___________________

                        COMMISSION FILE NUMBER:  1-10643

                               ------------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                               ------------------

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

       Registrant's telephone number, including area code: (214) 528-5588


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange on
             Title of each class                        which registered
             -------------------                      ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS      AMERICAN STOCK EXCHANGE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of units held by nonaffiliates of the registrant as of March 3, 1998 was approximately $65,332,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                OUTSTANDING AT MARCH 3, 1998:   1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I

   Item 1.     Business                                                    3

   Item 2.     Properties                                                  4

   Item 3.     Legal Proceedings                                           6

   Item 4.     Submission of Matters to a Vote of
               Security Holders                                            6


PART II

   Item 5.     Market for Registrant's units and Related
               Security Holder Matters                                     7

   Item 6.     Selected Financial Data                                     8

   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9

   Item 8.     Financial Statements and Supplemental Information          12

   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                       29


PART III

   Item 10.    Directors and Executive Officers of the
               Registrant                                                 30

   Item 11.    Executive Compensation                                     31

   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                             33

   Item 13.    Certain Relationships and Related Transactions             33


PART IV

   Item 14.    Exhibits, Financial Statement Schedule and
               Reports on Form 8-K.                                       34

                                     PART I


ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 1997, HRP owned twelve real estate properties (the "Properties") located in six states (see Item 2 - Properties). Seven are commercial office building properties and five are industrial park properties. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, Inc. ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 94% occupied at December 31, 1997. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                 1998                  24%
                 1999                  21%
                 2000                  16%
                 2001                  10%
                 2002                  11%
                 Thereafter            18%

During 1997 and 1996, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 15% and 16% of revenues in 1997 and 1996, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed approximately 10% of the revenues in 1997 and 1996.

As of December 31, 1997, Ford occupied approximately 248,000 square feet of office space under 10 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1998 and 2002 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1997, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.

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

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is estimated to cost approximately $1,700,000; however, it is not required to be removed because it is not friable and HRP has an Operations and Maintenance Program in place.

HRC and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 93 employees rendering services on behalf of HRP and its Properties are employees of HRC and/or HCRE.

The business of HRP involves only one industry segment.Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.  PROPERTIES

At December 31, 1997, HRP owned twelve properties in six states with approximately 5,162,000 net rentable square feet, of which seven are office building properties containing 2,608,000 square feet and five are industrial park properties containing 2,554,000 square feet.


NAME AND LOCATION                               GENERAL DESCRIPTION OF THE PROPERTY
-----------------                               -----------------------------------
OFFICE BUILDING PROPERTIES:

Airport Plaza                                   Fee simple interest in a 3-story office building constructed in
San Diego, California                           1982 containing 48,853 net rentable square feet of space located on 2 acres of land. The property was 87% occupied at December 31,
                                                1997.

Bellevue Corporate Plaza                        Fee simple interest in a 10-story office building constructed in
Bellevue, Washington                            1980 containing 234,880 net rentable square feet of space located on 3.6 acres of land. The property was 99% occupied at December
                                                31, 1997.

Corporate Square                                Fee simple interest in an 8-building office complex ranging from
Atlanta, Georgia                                one to seven stories, constructed between 1968 and 1973,
                                                containing an aggregate of 443,117 net rentable square feet of space located on 32 acres of land. The property was 98% occupied at December 31, 1997.

NAME AND LOCATION                               GENERAL DESCRIPTION OF THE PROPERTY
-----------------                               -----------------------------------
OFFICE BUILDING PROPERTIES -  CONTINUED:

Executive Park                                  Fee simple interest in 26 buildings ranging from one to six
Atlanta, Georgia                                stories, constructed between 1965 and 1972, containing a total of
                                                908,445 net rentable square feet of space located on 70 acres of land. The property was 90% occupied at December 31, 1997.

First Maryland Building                         Fee simple interest in a 22-story office building constructed in
Baltimore, Maryland                             1972 containing 344,153 net rentable square feet of office space on 0.6 acres of land. At December 31, 1997, the property was 94%
                                                occupied.

Montrose Office Center                          Fee simple interest in a 10-story office building constructed in
Rockville, Maryland                             1980 containing 147,658 net rentable square feet of space on 3 acres of land.  The property was 99% occupied at December 31,
                                                1997.

Parklane Towers                                 Fee simple interest in twin 15-story office buildings constructed
Dearborn, Michigan                              in 1973 containing 481,034 net rentable square feet of space on
                                                31.8 acres of land. The property was 88% occupied at December 31,
                                                1997.

INDUSTRIAL PARK PROPERTIES:

Bradshaw Business Parks                         Fee simple interest in 21 single-story buildings located at four
Sacramento and                                  separate sites containing an aggregate of 452,838 net rentable
Rancho Cordova, California                      square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981. At December 31, 1997, the property was 91% occupied.


Fairlane Commerce Park                          Fee simple interest in a portion of an office/industrial park
Dearborn, Michigan                              consisting of 12 single-story buildings constructed between 1974 and 1990. The property consists of 417,922 net rentable square feet of space on 35 acres of land. The property was 88% occupied at December 31, 1997.

Joy Road Distribution Center                    Fee simple interest in a 455,500 square foot warehouse situated on
Detroit, Michigan                               21 acres and originally constructed in the early 1940's.The property was 93% occupied at December 31, 1997.

Raintree Industrial Park                        Fee simple interest in an office/industrial complex constructed
Solon, Ohio                                     between 1971 and 1978 containing 795,065 net rentable square feet of space in 14 buildings on 49 acres of land. The property was 99%
                                                occupied at December 31, 1997.

Seattle Business Parks                          Fee simple interest in office/industrial parks located at two
Kent and Tukwila, Washington                    separate sites.The buildings were completed between 1972 and 1978 and contain an aggregate of 432,467 net rentable square feet of space in 18 buildings on 27 acres of land. At December 31, 1997, the property was 97% occupied.


For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 5 to the Consolidated Financial Statements and Schedule III contained in Item 8.

ITEM 3.  LEGAL PROCEEDINGS


On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses.

On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, the general partner of HRP, and the directors of the general partner, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint.

Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS


The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 3, 1998, there were approximately 35,000 unitholders of record of the 1,672,556 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter HRC reviews HRP's capacity to make cash distributions to its partners.


The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:


                                               Trading Ranges
                                            --------------------
                                              High        Low
                                            --------    --------
                     1996 -
                        1st Quarter         $ 20.375    $ 16.50
                        2nd Quarter           21.75       19.125
                        3rd Quarter           30.00       21.625

                        4th Quarter           29.00       24.50

                     1997 -

                        1st Quarter         $ 27.625    $ 24.50
                        2nd Quarter           29.75       24.50
                        3rd Quarter           55.50       29.50
                        4th Quarter           54.75       47.375

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


                                                                 Year Ended December 31,
                                             --------------------------------------------------------------
                                               1997          1996         1995          1994        1993
                                             ---------     ---------    ---------    ----------   ---------
                                                          (in thousands except per unit amounts)
Statement of Operations:

   Total revenues                            $  53,899     $  49,612    $  50,829    $   48,615   $  48,065
   Income (loss) before extraordinary item       2,357        (9,428)      (9,024)      (18,161)    (18,769)
   Net income (loss)                             2,357        (9,428)      (9,789)      (18,161)    (18,769)
   Net income (loss) per unit - basic (a)         1.40         (5.50)       (5.55)       (10.38)     (10.73)
   Net income (loss) per unit -
      assuming dilution (a)                  $    1.35         (5.50)       (5.55)       (10.38)     (10.73)


Balance Sheet:

   Real estate, net (b)                      $ 179,028     $ 182,877    $ 192,266     $ 205,212   $ 219,710
   Total assets                                207,134       210,214      225,359       225,418     248,093
   Mortgages payable                           157,911       160,732      166,675       160,296     162,938
   Partners' capital (c)                        33,041        30,684       41,917        51,522      69,683


Notes to Selected Financial Data:

     (a) Reflects effect of a 1-for-5 reverse split of the outstanding units effective as of the close of business on March 3, 1995.

     (b) Real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

     (c) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.


RESULTS OF OPERATIONS:
1997 VERSUS 1996 -

REVENUE FROM PROPERTY OPERATIONS in 1997 increased $4,099,000, or 8.4%, as compared to 1996. The following table illustrates the components of the change:

               Rental income, net                   $ 3,651,000
               Expense recoveries                       145,000
               Other property income                    303,000
                                                    -----------
                  Net increase                      $ 4,099,000
                                                    ===========

RENTAL INCOME increased primarily as the result of a rise in average occupancy between 1996 and 1997 from 87.8% to 93.1%. As of December 31, 1997, HRP had leases executed and in place for 94.4% of the portfolio's net rentable square feet.

GAIN FROM PROPERTY SALE of $394,000 in 1997 represents the sale of one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 before expenses of $8,000.

INTEREST INCOME decreased $206,000 primarily as a result of decreased earnings on overnight investments due to lower average cash balances.

PROPERTY OPERATIONS EXPENSES for 1997 increased $213,000, or 0.9%, as compared to 1996, primarily due to higher janitorial, security costs and management fees, due to increased occupancy, as well as higher salary costs, partially offset by lower property insurance and utilities' costs. The following table illustrates the components of the change:

               Administrative costs                 $    90,000
               Management fees                           99,000
               Marketing and leasing                    (51,000)
               Utilities                                (81,000)
               Services, including janitorial           276,000
               Repairs and maintenance                    4,000
               Real estate taxes                         (7,000)
               Insurance                               (117,000)
                                                     ----------
                    Net increase                     $  213,000
                                                     ==========

INTEREST EXPENSE decreased $577,000, or 4.3%, due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs dropped $92,000 and is comprised of a $112,000 reduction in cash interest paid to the lender and a $20,000 decrease in amortization of mortgage principal forgiveness. Executive Park's costs decreased $313,000 due to the reduction in its interest rate by slightly more than 1%. All other interest costs fell $172,000 due to a reduction in debt levels as a result of monthly principal amortization payments.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $6,958,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 2 to the Consolidated Financial Statements in Item 8).

GENERAL AND ADMINISTRATIVE EXPENSES decreased $176,000, or 5.1%, as the result of a net decrease in professional fees and services in 1997 as compared to 1996, including certain due diligence costs for a potential acquisition in 1996, partially offset by an increase in legal costs in 1997 as a result of the legal proceeding described in Note 9 to the Consolidated Financial Statements in Item 8.

RESULTS OF OPERATIONS:
1996 VERSUS 1995 -


REVENUE FROM PROPERTY OPERATIONS in 1996 decreased $1,359,000, or 2.7%, as compared to 1995. The following table illustrates the components of the change:

               Rental income, net                   $  (459,000)
               Expense recoveries                      (539,000)
               Other property income                   (361,000)
                                                    -----------
                  Net decrease                      $(1,359,000)
                                                    ===========

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

During the first quarter of 1995, expense recoveries were abnormally high due to adjustments made to the amount of real estate recoveries from tenants in the state of Michigan for the two years prior to 1995.Accordingly, expense recoveries for 1996 decreased from 1995. Michigan eliminated certain property taxes as the major source of school funding in the summer of 1993 and later reinstated them.

INTEREST INCOME increased $142,000 primarily as a result of increased earnings on investments of funds held in loan reserve escrow accounts.

PROPERTY OPERATIONS EXPENSES for 1996 increased $834,000, or 3.8%, as compared to 1995, primarily due to higher utility costs, security control costs and repairs to heating and air duct systems, partially offset by one-time costs for certain professional fees in 1995. The following table illustrates the components of the change:

               Administrative costs                   $  49,000
               Management fees                          (22,000)
               Marketing and leasing                     60,000
               Utilities                                191,000
               Services, including janitorial           203,000
               Repairs and maintenance                  289,000
               Real estate taxes                         65,000
               Insurance                                 (1,000)
                                                      ---------
                    Net increase                      $ 834,000
                                                      =========

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

DEPRECIATION AND AMORTIZATION EXPENSE decreased $46,000 primarily due to reduced building improvement depreciation, partially offset by an increase in lease commission amortization.

GENERAL AND ADMINISTRATIVE EXPENSES increased $598,000, or 20.8%, in 1996 as compared to 1995, as the result of certain due diligence costs which were expensed for a potential acquisition which was not completed, and increases in business/franchise taxes, certain professional fees, personnel and other overhead costs.

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

As of December 31, 1997, HRP had cash and cash equivalents of $6,665,000, as compared to $3,556,000 as of December 31, 1996. Therefore, the Partnership's cash position increased $3,109,000 during 1997. The sources of cash for 1997 were $9,864,000 of cash provided by operating activities, $549,000 of mortgage principal proceeds, $502,000 of net cash proceeds from the sale of a building, $46,000 of principal collections from a mortgage receivable, and $25,000 of other financing related activities. Uses of cash for 1997 were $4,002,000 of net tenant and property improvements, $649,000 of property acquisition costs, and $3,226,000 of mortgage principal payments.

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of December 31, 1997. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2000. Based upon loan amortization's in effect, HRP is required to pay $3,489,000 of principal payments in 1998.

As of December 31, 1997, HRP had remaining commitments for current construction projects of about $1,500,000. Additionally, HRP has estimated and budgeted for 1998 tenant and capital improvements (excluding the aforementioned commitments) of approximately $5,370,000 and lease commissions of about $1,570,000.

On February 27, 1998, but to be effective as of March 20, 1998, HRP entered into an agreement to re-finance the mortgage loan secured by Executive Park. The new loan reduces the interest rate from 8.87% to 7.32% and extends the amortization period from fifteen years to twenty-six and a half years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 will be used (i) to pay the current principal balance of $28,800,000, (ii) to pay transaction costs and prepayment penalties of approximately $2,500,000, and (iii) for general working capital.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

HRP anticipates that it will not incur any costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1924, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by HRP or any other person that the objectives and plans of HRP will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



     FINANCIAL STATEMENTS:                                               Page
                                                                         ----
      Independent Auditors' Report                                        13

      Consolidated Balance Sheets as of December 31, 1997 and 1996        14

      Consolidated Statements of Operations for the years
         ended December 31, 1997, 1996 and 1995                           15

      Consolidated Statements of Partners' Capital for the years
         ended December 31, 1997, 1996 and 1995                           16

      Consolidated Statements of Cash Flows for the years
         ended December 31, 1997, 1996 and 1995                           17

      Notes to Consolidated Financial Statements                          18




     FINANCIAL STATEMENT SCHEDULE:

      Schedule III - Real Estate and Accumulated Depreciation             28

      All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



To the Partners of Hallwood Realty Partners, L.P.


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1997, the Partnership extended the depreciable lives of certain building costs based on a review of its real estate lives. The effect of the change in estimate reduced depreciation and amortization expense and improved the net results by approximately $7,200,000.

DELOITTE & TOUCHE LLP



Dallas, Texas
February 6, 1998 (Except for Note 10,
as to which the date is February 27, 1998).

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                              DECEMBER 31,
                                                       --------------------------
                                                         1997             1996
                                                       ---------        ---------
ASSETS

Real estate:
  Land                                                 $  56,441        $  55,900
  Buildings and improvements                             259,220          257,913
  Tenant improvements                                     18,734           18,578
                                                       ---------        ---------
                                                         334,395          332,391
  Accumulated depreciation and amortization             (155,367)        (149,514)
                                                       ---------        ---------
       Real estate, net                                  179,028          182,877

Cash and cash equivalents                                  6,665            3,556
Accounts receivable                                        1,162            1,606
Prepaid lease commissions, net                             7,049            6,959
Lease concessions                                          2,511            2,354
Loan reserves and escrows                                  6,215            7,739
Loan costs, net                                            3,213            3,691
Prepaid expenses and other assets, net                     1,291            1,432
                                                       ---------        ---------

       Total assets                                    $ 207,134        $ 210,214
                                                       =========        =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                    $ 157,911        $ 160,732
  Unamortized mortgage payable forgiveness                 8,926           10,456
  Accounts payable and accrued expenses                    4,157            4,834
  Prepaid rent and security deposits                       2,764            2,600
  Payable to affiliates                                      335              908
                                                       ---------        ---------
       Total liabilities                                 174,093          179,530
                                                       ---------        ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners - 1,672,556 units outstanding          32,711           30,377
  General partner                                            330              307
                                                       ---------        ---------

       Total partners' capital                            33,041           30,684
                                                       ---------        ---------

       Total liabilities and partners' capital         $ 207,134        $ 210,214
                                                       =========        =========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1997           1996            1995
                                                   --------       --------        --------
REVENUES:
  Property operations                              $ 52,946       $ 48,847        $ 50,206
  Gain from property sale                               394             --              --
  Interest and other                                    559            765             623
                                                   --------       --------        --------
     Total revenues                                  53,899         49,612          50,829
                                                   --------       --------        --------

EXPENSES:
  Property operations                                23,248         23,035          22,201
  Interest                                           12,945         13,522          15,721
  Depreciation and amortization                      12,055         19,013          19,059
  General and administrative                          3,294          3,470           2,872
                                                   --------       --------        --------
     Total expenses                                  51,542         59,040          59,853
                                                   --------       --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               2,357         (9,428)         (9,024)

Extraordinary item -
  Loss on early extinguishment of debt                   --             --            (765)
                                                   --------       --------        --------

NET INCOME (LOSS)                                  $  2,357       $ (9,428)       $ (9,789)
                                                   ========       ========        ========


ALLOCATION OF NET INCOME (LOSS):
  Limited partners                                 $  2,334       $ (9,334)       $ (9,691)
  General partner                                        23            (94)            (98)
                                                   --------       --------        --------
     Total                                         $  2,357       $ (9,428)       $ (9,789)
                                                   ========       ========        ========


INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
  Earnings per unit - basic
     Income (loss) before extraordinary item       $   1.40       $  (5.50)       $  (5.12)
     Loss on early extinguishment of debt                --             --            (.43)
                                                   --------       --------        --------
        Net income (loss)                          $   1.40       $  (5.50)       $  (5.55)
                                                   ========       ========        ========

  Earnings per unit - assuming dilution
     Income (loss) before extraordinary item       $   1.35       $  (5.50)       $  (5.12)
     Loss on early extinguishment of debt                --             --            (.43)
                                                   --------       --------        --------
        Net income (loss)                          $   1.35       $  (5.50)       $  (5.55)
                                                   ========       ========        ========

WEIGHTED AVERAGE UNITS
USED IN COMPUTING NET INCOME
(LOSS) PER UNIT AND EQUIVALENT UNIT:
  Basic                                               1,673          1,698           1,745
                                                   ========       ========        ========
  Assuming dilution                                   1,730          1,698           1,745
                                                   ========       ========        ========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                                                           Limited
                                                                                                           Partner
                                                     General           Limited                               Units
                                                     Partner           Partners           Total           Outstanding
                                                    ----------        ----------        ----------        -----------
PARTNERS' CAPITAL, JANUARY 1, 1995                  $      515        $   51,007        $   51,522         1,732,459

Purchase of fractional units                                (2)             (174)             (176)          (14,694)
Sale and issuance of units to General Partner                4               356               360            30,000
Net loss                                                   (98)           (9,691)           (9,789)               --
                                                    ----------        ----------        ----------        ----------

PARTNERS' CAPITAL, DECEMBER 31, 1995                       419            41,498            41,917         1,747,765

Purchase of units                                          (18)           (1,787)           (1,805)          (75,209)
Net loss                                                   (94)           (9,334)           (9,428)               --
                                                    ----------        ----------        ----------        ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996                       307            30,377            30,684         1,672,556

Net income                                                  23             2,334             2,357                --
                                                    ----------        ----------        ----------        ----------

PARTNERS' CAPITAL, DECEMBER 31, 1997                $      330        $   32,711        $   33,041         1,672,556
                                                    ==========        ==========        ==========        ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                        1997            1996            1995
                                                                      --------        --------        --------
OPERATING ACTIVITIES:

    Net income (loss)                                                 $  2,357        $ (9,428)       $ (9,789)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
        Depreciation and amortization                                   12,055          19,013          19,059
        Amortization of mortgage principal forgiveness                  (1,674)         (1,693)           (338)
        Gain from property sale                                           (394)             --              --
        Lease concessions                                                 (157)            144             688
    Changes in assets and liabilities:
        Receivables                                                        444            (526)            124
        Prepaid lease commissions, net                                  (2,191)         (4,338)         (2,172)
        Prepaid expenses and other assets, net                             510             (62)            659
        Accounts payable and other liabilities                          (1,086)            487          (5,745)
                                                                      --------        --------        --------
           Net cash provided by operating activities                     9,864           3,597           2,486
                                                                      --------        --------        --------

INVESTING ACTIVITIES:

    Property and tenant improvements                                    (5,534)         (5,998)         (4,477)
    Tenant improvement escrow                                            1,532          (1,532)             --
    Property acquisition                                                  (649)         (1,699)             --
    Cash proceeds from property sale, net of selling costs                 502              --              --
    Mortgage receivable principal payments                                  46              86              79
                                                                      --------        --------        --------
           Net cash used for investing activities                       (4,103)         (9,143)         (4,398)
                                                                      --------        --------        --------

FINANCING ACTIVITIES:

    Mortgage principal payments                                         (3,226)         (2,706)         (2,600)
    Mortgage principal proceeds                                            549              --          88,400
    Mortgage principal refinanced                                           --              --         (70,171)
    Loan reserves                                                           --            (450)         (3,376)
    Loan fees and expenses                                                  25            (239)         (4,009)
    Purchase of units                                                       --          (1,805)             --
    Sale of units to General Partner                                        --              --             360
    Purchase of fractional units                                            --              --            (176)
                                                                      --------        --------        --------
           Net cash provided by (used for) financing activities         (2,652)         (5,200)          8,428
                                                                      --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,109         (10,746)          6,516

BEGINNING CASH AND CASH EQUIVALENTS                                      3,556          14,302           7,786
                                                                      --------        --------        --------
ENDING CASH AND CASH EQUIVALENTS                                      $  6,665        $  3,556        $ 14,302
                                                                      ========        ========        ========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


1.  ORGANIZATION

    Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 1997, there were 1,672,556 units outstanding.

    As of December 31, 1997, HRP owned twelve real estate assets (the "Properties"), located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,608,000 and 2,554,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

    Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, Inc. ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


2.  ACCOUNTING POLICIES

    CONSOLIDATION

    HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 1997, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.


    CASH AND CASH EQUIVALENTS

    HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.


    PROPERTY

    Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases.

    During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net operating results by approximately $7,200,000 ($4.26 per unit.)

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


2.  ACCOUNTING POLICIES - CONTINUED

    HRP accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. HRP's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of HRP and therefore has made no loss accruals.


    OTHER ASSETS

    Lease concessions and commissions are amortized over the terms of the respective leases. Leases in the Properties expire from 1998 to 2013.
    Loan costs are amortized over the terms of the respective loans. The loans mature between 2000 and 2011. Amortization of lease concessions income, included in property operations revenues, was $157,000 in 1997. Amortization of lease concessions expense, included in property operations revenues, was $144,000 and $688,000 in 1996 and 1995, respectively. Amortization of lease commissions, included in property operations expense, was $2,101,000, $1,897,000, and $1,629,000 in 1997, 1996 and 1995,
    respectively. Amortization of loan costs, included in interest expense, was $453,000, $453,000, and $704,000 in 1997, 1996 and 1995, respectively.

    The following table sets forth the components of prepaid expenses and other assets (net) on the balance sheet as of the dates indicated (in thousands):

                                                     December 31,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
               Prepaid real estate taxes         $  851       $  723
               Prepaid insurance                    311          472
               Other deposits and prepaids          129          191
               Mortgage receivable                   --           46
                                                 ------       ------
                 Total                           $1,291       $1,432
                                                 ======       ======

    INCOME TAXES

    Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchises taxes, included in general and administrative expenses, were $117,000, $206,000, and $8,000, in 1997, 1996, and 1995, respectively.
    HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.


    COMPUTATION OF EARNINGS PER UNIT

    HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The options to acquire units described in Note 7 are considered to be unit equivalents. The number of equivalent units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of the options. In 1997, the weighted average units outstanding is calculated by increasing the actual weighted average units outstanding by the assumed issuance of 86,000 units from the options and the repurchase of 29,000 units with the proceeds of the exercise of such options. The options are considered antidilutive in 1996 and 1995, and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


2.  ACCOUNTING POLICIES - CONTINUED

    OTHER

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

    Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported net losses.

    SFAS No. 130 - "Reporting on Comprehensive Income", was issued in June 1997 and establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997 and will be adopted by HRP effective January 1, 1998. HRP anticipates the adoption of SFAS No. 130 will not have any impact on its current disclosures.

    Also issued in June 1997 was SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information", which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosure by HRP and will be effective for HRP beginning January 1, 1998.


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

    HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                     Entity
                                     Paid or
                                    Reimbursed     1997         1996         1995
                                    ----------    ------       ------       ------
      Asset management fee             HRC        $  458       $  450       $  446
      Property management fee          HCRE        1,524        1,433        1,459
      Lease commissions                HCRE        1,425        2,888        1,501
      Construction fees                HCRE          353          382          270
      Acquisition fee                  HRC             7           17           --
      Reimbursement of costs (a)       HRC         2,316        2,321        1,992


----------

     (a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


4. PROPERTY ACQUISITION AND PROPERTY SALE

   In May 1997, HRP acquired approximately 6.2 acres of land at the Corporate Square office complex of which about half is a parking lot and the other half is wooded land for a purchase price of $725,000, plus about $25,000 of miscellaneous costs. The purchase price consists of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note. HCRE has erected a "build to suit" sign in order to further explore HRP's possibilities for the land's usage.

   In October 1997, HRP sold one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 in cash before closing expenses of $8,000. HRP recorded a $394,000 gain from the property sale.



5. MORTGAGES PAYABLE

   Substantially all of the buildings in eleven of HRP's Properties were encumbered and pledged as collateral by six non-recourse mortgages aggregating $157,911,000 as of December 31, 1997. These mortgages have interest rates varying from 8.5% to 9.25%, with an effective average interest rate of 8.9% and mature between 2000 and 2011. Certain mortgages provide for variable interest rates. Cash interest payments were $14,177,000, $14,947,000, and $15,396,000, in 1997, 1996 and 1995, respectively.

   Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands), excluding First Maryland Building's mortgage principal forgiveness discussed below:

                                                                 Total
                                    Principal    Balloon        Mortgage
                                    Payments     Payments       Payments
                                    --------     ---------      ---------
               1998                  $ 3,489     $      --      $   3,489
               1999                    3,954            --          3,954
               2000                    4,048         6,069         10,117
               2001                    4,478            --          4,478
               2002                    4,862            --          4,862
               Thereafter             29,894       101,117        131,011
                                    --------     ---------      ---------
                  Total             $ 50,725     $ 107,186      $ 157,911
                                    ========     =========      =========


   NOMURA REFINANCING -

   On September 29, 1995, a newly formed limited partnership owned 99.9% by HRP entered into an agreement for an $88,400,000 loan with Nomura Asset Capital Corporation. The loan has a 25 year principal amortization period with an interest rate of 8.7% through October 10, 2005 and 13.7% thereafter. The non-recourse loan is secured by cross collateralized, cross defaulted, perfected first mortgage liens on Airport Plaza, Bellevue Corporate Plaza, about 64% of Corporate Square, about 93% of Fairlane Commerce Park, Montrose Office Center, Parklane Towers, and Raintree Industrial Park.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


5. MORTGAGES PAYABLE  - (CONTINUED)

   FIRST MARYLAND BUILDING -

   Per the loan modification agreement described below, HRP was required to spend $2,700,000 for the costs of improvements and the lease commission for the lease renewal of First Maryland Building's major tenant. The tenant's previous lease was not scheduled to expire until mid-1997, however the tenant had been in negotiations with HRP since early 1996 in an effort to reduce their rental rate of $25 per square foot per annum, which was substantially above the prevailing market rate in downtown Baltimore, Maryland. Concurrent with the loan modification, HRP executed a revised ten-year lease with the tenant which calls for rents ranging from $15 to $17 per square foot per annum and increased their space from 62% to 71% of the property's net rentable space of approximately 343,000 square feet.

   On October 3, 1996, but effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an unchanged interest rate of LIBOR plus 3.25% (9.13% as of December 1997) and forgave $3,237,000 of the principal balance in addition to the $9,250,000 of forgiveness granted in September 1995, resulting in a loan principal balance of $25,552,000. Under this agreement, 49.9% of the property's net cash flow must be used to amortize the principal of the loan. During 1997, an additional $144,000 of forgiveness was recorded.

   For financial reporting purposes, the mortgage principal forgiveness is treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the mortgage principal forgiveness remains on the balance sheet and is being amortized over the life of the loan. Interest expense is computed in such a way that a constant effective interest rate (currently equal to approximately 1.7%) is applied to the carrying amount of the loan.

   The contingent nature of the forgiveness that was part of the September 1995 loan modification was removed with the October 1996 loan modification. Accordingly, for federal income tax purposes, the total forgiveness of $12,487,000 was reported as a gain to the partners of HRP on their 1996 Schedule K-1s.


   EXECUTIVE PARK -

   Executive Park's mortgage notes matured on June 16, 1996. On October 8, 1996, the lender and HRP entered into a renewal and loan modification agreement, which extended the maturity date fifteen years to November 15, 2011 and set the initial interest rate at 8.87%. The notes are self-amortizing and include call options every three years for evaluation of financial performance. The interest rate may be adjusted, within certain parameters, at the call option dates. For further information regarding this mortgage loan, see Note 10.


6. LEASE AGREEMENTS

   The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $2,561,000, $2,416,000, and $3,358,000 in 1997, 1996 and
   1995, respectively. At December 31, 1997, the Properties, in the aggregate, were 94% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                1998                       $   44,076
                1999                           35,832
                2000                           28,019
                2001                           18,894
                2002                           14,029
                Thereafter                     45,498
                                            ---------
                  Total                     $ 186,348
                                            =========

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


6. LEASE AGREEMENTS - (CONTINUED)

   During 1997 and 1996, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 15% and 16% of revenues in 1997 and 1996, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed approximately 10% of the revenues in 1997 and 1996.

   As of December 31, 1997, Ford occupied approximately 248,000 square feet of office space under 10 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1998 and 2002 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1997, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

   The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.


7. PARTNERS' CAPITAL

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


   UNIT OPTIONS

   In a separate action taken by the Board of Directors of the General Partner on February 27, 1995, a Unit Option Plan providing for the grants of options ("Options") to certain executives was approved. The Unit Option Plan calls for up to an aggregate of 86,000 New Units to be available for issuance by HRP upon the exercise of such Options. As of December 31, 1997, none of the Options have been exercised. Also approved was a loan program that provides for HRP, under certain limited conditions, to loan to the optionees the amounts necessary to exercise the Options. These nonqualified options were granted at an exercise price of $11.875 (equal to five times the closing price on the American Stock Exchange on the date before the grant to give effect of the above mentioned Reverse Split), to vest to 100% by February 27, 1997 and expire after 10 years. The options are considered antidilutive in 1996 and 1995, and therefore were not included in the calculation of loss per unit amounts.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997



7. PARTNERS' CAPITAL - (CONTINUED)

   HRP has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the Options. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net loss and net loss per unit for 1997, 1996 and 1995 would have been the pro forma amounts indicated below (in thousands except per unit amounts):

                                               1997            1996             1995
                                            ----------      ----------       ----------
      Net income (loss) - as reported       $    2,357      $   (9,428)      $   (9,789)

      Net income (loss) - pro forma              2,325          (9,623)         (10,146)

      Net income (loss) per unit:
       As reported -
         Basic                                    1.40           (5.50)           (5.55)
         Assuming dilution                        1.35           (5.50)           (5.55)
       Pro forma -
         Basic                                    1.38           (5.61)           (5.76)
         Assuming dilution                        1.33           (5.61)           (5.76)


   The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.


   COMMISSION-FREE OFFER TO PURCHASE UNITS

   On June 5, 1995, HRP announced a commission-free program for unitholders to sell their holdings of less than 100 units as of the record date of May 31, 1995. The offer allowed eligible unitholders to sell all, but not less than all, of their units to HRP without incurring any brokerage commissions. The offer benefits HRP by reducing the annual unitholder servicing costs incurred for tax reporting, printing, postage and transfer agent costs.

   Units were purchased by HRP on the first business day (the "Purchase Date") on which HRP determined that the unit certificate was in proper form and that the Letter of Transmittal form was properly completed. The per unit price paid by HRP was based on the average of the closing market prices of the units for the five trading days immediately preceding the Purchase Date, as reported by The Wall Street Journal. On July 10, 1995 the offer expired. HRP acquired about 294,000 units from over 16,600 unitholders. As planned, HRP resold the acquired units to Hallwood for the amount that it had paid for the units, approximately $4,100,000.


   OTHER UNIT PURCHASES

   HRP purchased, in private transactions, 74,760 units for $1,775,000 in May 1996 and 449 units for $12,000 in July 1996. Accordingly, HRP's outstanding units have decreased from 1,747,765 Units to 1,672,556 units. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement.


8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value amounts of certain financial instruments have been determined using available market information based upon negotiations held by HRC with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

   The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments.

   Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 7.75% and 8.8% as of December 31, 1997 and 1996, respectively) and has determined that they would equal approximately $166,871,000 and $159,096,000 (excluding the unamortized mortgage payable forgiveness discussed in Note 4) of estimated fair value as of December 31, 1997 and 1996, respectively.

   As of December 31, 1997 and 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.


9. COMMITMENTS AND CONTINGENCIES

   LITIGATION

   On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses.

   On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P.
   v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, the general partner of HRP, and the directors of the general partner, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

   On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

   On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint.

   Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

   HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


9.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

    ASBESTOS

    Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of the asbestos at Parklane Towers is estimated to cost approximately $1,700,000; however, it is not required to be removed since it is not friable and the Partnership has an Operations and Maintenance Program in place. Federal and state environmental legislation or regulations may have an impact on the future operations of Parklane Towers or certain other properties if such legislation or regulations require the immediate expenditure of funds to comply with applicable restrictions or requirements.


    RIGHTS PLAN

    HRP has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each unit of the Partnership to holders of record at the close of business as of December 10, 1990. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Partnership's units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. The rights will expire on November 30, 2000. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Partnership units or shares in an "acquiring entity" at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units.


10. SUBSEQUENT EVENT

    On February 27, 1998, but to be effective as of March 20, 1998, HRP entered into an agreement to re-finance the mortgage loan secured by Executive Park. The new loan reduces the interest rate from 8.87% to 7.32% and extends the amortization period from fifteen years to twenty-six and a half years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 will be used (i) to pay the current principal balance of $28,800,000, (ii) to pay transaction costs and prepayment penalties of approximately $2,500,000, and
    (iii) for general working capital.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997





11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


    Set forth below is selected quarterly financial data for the years ended December 31, 1997 and 1996.

                                                                           Quarter Ending
                                                     ----------------------------------------------------------
                                                     March 31        June 30       September 30     December 31
                                                     --------        --------      ------------     -----------
                                                              (In thousands except per unit amounts)
                       1997

    Total revenues (a)                               $ 12,908        $ 13,443        $ 13,533        $ 14,015

    Property operations revenues less property
       operations expenses and general
           and administrative expenses                  6,135           7,054           6,693           6,522

    Net income                                             68             936             569             784
    Net income per unit - basic                           .04             .55             .34             .47
    Net income per unit - assuming dilution               .04             .54             .33             .45


                       1996

    Total revenues                                   $ 12,432        $ 12,258        $ 12,277        $ 12,645

    Property operations revenues less property
      operations expenses and general
           and administrative expenses                  5,485           5,682           5,689           5,486

    Net loss                                           (2,520)         (2,324)         (2,103)         (2,481)
    Net loss per unit - basic                           (1.43)          (1.35)          (1.24)          (1.48)
    Net loss per unit - assuming dilution               (1.43)          (1.35)          (1.24)          (1.48)

----------

    (a) Total revenues in the fourth quarter of 1997 include $394,000 of gain from the sale of a property.

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                            Costs
                                                                         capitalized
                                                                         subsequent to        Gross amount at which
                                                     Initial cost        acquisition        carried at close of period
                                               -----------------------   ------------   -----------------------------------
                                                           Buildings      Buildings                Buildings
                                                              and            and                      and
Description (A)                 Encumbrances     Land     improvements   improvements     Land    improvements    Total (B)
                                ------------   --------   ------------   ------------   --------  ------------    ---------
OFFICE PROPERTIES:
 Airport Plaza                    $    781     $    300     $  4,013       $    337     $    300     $  4,350     $  4,650
 Bellevue Corporate Plaza           15,623        7,428       17,617          2,999        7,428       20,616       28,044
 Corporate Square                   13,488        6,142       14,112          8,304        6,142       22,416       28,558
 Executive Park                     28,974       15,243       34,982          9,897       15,243       44,879       60,122
 First Maryland Building            24,873        2,100       43,772          3,418        2,100       47,190       49,290
 Montrose Office Center              6,347        5,096       15,754          3,660        5,096       19,414       24,510
 Parklane Towers                    23,435        3,420       37,592          3,203        3,420       40,795       44,215

INDUSTRIAL PARK PROPERTIES:
 Bradshaw Business Parks             6,349        5,018       15,563          4,448        5,018       20,011       25,029
 Fairlane Commerce Park             20,701        5,191       18,080          5,319        5,191       23,399       28,590
 Joy Road Distribution Center           --          359        1,340          1,299          359        2,639        2,998
 Raintree Industrial Park           10,936        1,191       18,208          1,264        1,191       19,472       20,663
 Seattle Business Parks              6,404        4,953        8,730          3,955        4,953       12,685       17,638

OFFICE EQUIPMENT                        --           --           --             88           --           88           88
                                  --------     --------     --------       --------     --------     --------     --------

 TOTAL                            $157,911     $ 56,441     $229,763       $ 48,191     $ 56,441     $277,954     $334,395
                                  ========     ========     ========       ========     ========     ========     ========

                                Accumulated
                                depreciation     Date
Description (A)                     B)(C)      acquired
                                ------------   --------
OFFICE PROPERTIES:
 Airport Plaza                   $  3,819      4/30/87
 Bellevue Corporate Plaza           5,198      6/30/88
 Corporate Square                  13,613      8/2/85 & 10/1/92
 Executive Park                    32,185      12/19/85
 First Maryland Building           25,708      6/29/84
 Montrose Office Center             7,455      1/8/88
 Parklane Towers                   28,358      12/16/84

INDUSTRIAL PARK PROPERTIES:
 Bradshaw Business Parks           10,845      9/24/85
 Fairlane Commerce Park            10,321      12/30/86 & 7/1/87
 Joy Road Distribution Center         280      2/14/96
 Raintree Industrial Park           9,901      7/17/86
 Seattle Business Parks             7,636      4/24/86

OFFICE EQUIPMENT                       48      various
                                 --------

 TOTAL                           $155,367
                                 ========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


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

      (B) RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                                           Accumulated
                                                                      Cost                Depreciation
                                                                    ---------             ------------
                    Balance, January 1, 1995                        $ 332,503               $ 127,291

                        Additions                                       4,477                  17,423
                        Retirements                                    (6,502)                 (6,502)
                                                                    ---------               ---------

                    Balance, December 31, 1995                        330,478                 138,212

                        Additions                                       7,697                  17,086
                        Retirements                                    (5,784)                 (5,784)
                                                                    ---------               ---------

                    Balance, December 31, 1996                        332,391                 149,514

                        Additions                                       6,183                   9,924
                        Retirements and disposition                    (4,179)                 (4,071)
                                                                    ---------               ---------

                    Balance, December 31, 1997                      $ 334,395               $ 155,367
                                                                    =========               =========


      (C) COMPUTATION OF DEPRECIATION:

            Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the term of the respective leases. Accumulated depreciation also includes loss reserves established for anticipated losses on future dispositions.

            During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense by approximately $7,200,000.



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


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF HRC -

ANTHONY J. GUMBINER, 53, CHAIRMAN OF THE BOARD AND DIRECTOR OF HRC
       Mr. Gumbiner has served as Chairman of the Board of Directors of Hallwood since 1981 and as its Chief Executive Officer since April 1984. He has served as Chairman of the Board of Directors since May 1984 and Chief Executive Officer since February 1987 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He has also served as the managing director of Hallwood Holdings S.A. ("HHSA") since March 1984; as a director of HRC since 1990; and as a director of Hallwood Consolidated Resources Corporation ("HCRC") since 1992. Mr. Gumbiner is also a Solicitor of the Supreme Court of Judicature of England.

BRIAN M. TROUP, 50, DIRECTOR OF HRC
       Mr. Troup has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986. Mr. Troup has served as a director of the general partner of HEP since May 1984. He also has served as a director of HCRC since 1992; as a director of HHSA since March 1984; and as a director of HRC since 1990. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

WILLIAM L. GUZZETTI, 54, PRESIDENT AND DIRECTOR OF HRC
       Mr. Guzzetti has been President and a director of HRC since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and as President and a director of HCRC since 1992. Mr. Guzzetti has been President and a director of the general partner of HEP since February 1985.

JOHN G. TUTHILL, 54, EXECUTIVE VICE PRESIDENT AND SECRETARY
       Mr. Tuthill has been the Executive Vice President and Secretary of HRC since January 1990. Mr. Tuthill joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

JEFFREY D. GENT, 50, VICE PRESIDENT - FINANCE
       Mr. Gent has been the Vice President-Finance of HRC since March 1990, having previously served as Vice President -Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 56, DIRECTOR OF HRC
       Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree.

WILLIAM F. FORSYTH, 48, DIRECTOR OF HRC
       Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 54, DIRECTOR OF HRC
       Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

UDO H. WALTHER, 50, DIRECTOR OF HRC
       Mr. Walther has been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. since 1991. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)

Section 16(a) of the Securities and Exchange Act of 1934 requires a registrant's officers and directors, if any, and persons who own more than ten percent of a registered class of HRP's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations that no Forms 5 were required, HRP believes that during the period January 1, 1997 to December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with.



ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

HRC does not have a compensation committee and compensation decisions are made by the Board of Directors of HRC. During 1997, Messrs. Gumbiner, Troup and Guzzetti served on the Board of Directors of HRC and the compensation committee of Hallwood Energy. Mr. Gumbiner is also Chief Executive Officer of Hallwood, HRC and the general partner of HEP. Mr. Troup is also President and Chief Operating Officer of Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of HRC, Chief Operating Officer and President of the general partner of HEP, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, Story and Walther were each paid $20,000 in each of the three years ended December 31, 1997 for director fees.

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

HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):


                                                Entity
                                               Paid or
                                              Reimbursed                  1997              1996              1995
                                              ----------                  ----              ----              ----
Asset management fee                              HRC                 $    458          $    450          $    446
Property management fee                          HCRE                    1,524             1,433             1,459
Lease commissions                                HCRE                    1,425             2,888             1,501
Construction fees                                HCRE                      353               382               270
Acquisition fee                                   HRC                        7                17                 -
Reimbursement of costs (a)                        HRC                    2,316             2,321             1,992

(a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

ITEM 11.   EXECUTIVE COMPENSATION - (CONTINUED)

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of HRC (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the three other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1997.



                           SUMMARY COMPENSATION TABLE

                                                                                                                Long Term
                                                            Annual Compensation                            Compensation Awards
                                         --------------------------------------------------------         ---------------------
                                                                                   Other Annual           Securities Underlying
Name and Principal Position              Year         Salary (a)        Bonus    Compensation (b)            Options/SARs (c)
---------------------------              ----         ----------        -----    ----------------           -----------------
Anthony J. Gumbiner                      1997            $     -       $    -          $     -                            -
     Chairman of the Board and           1996                  -            -                -                            -
     Chief Executive Officer             1995                  -            -                -                       25,800

William L. Guzzetti                      1997            200,000       17,583                -                            -
     President and Chief                 1996            200,000        8,333                -                            -
     Operating Officer                   1995            200,000        8,333                -                       15,000

John G. Tuthill                          1997            150,360       46,265            8,256                            -
     Executive Vice President            1996            150,360       46,265            3,345                            -
     and Secretary                       1995            150,360        6,265            8,556                       13,000

Jeffrey D. Gent                          1997             99,396       11,212            6,385                            -
     Vice President - Finance            1996             90,360       15,648            2,317                            -
                                         1995             90,360        5,648            6,356                        7,000

-----------------------------

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

The following table discloses for each of the executive officers of HRC, who have been granted options to purchase securities of HRP the number of such options held by each of the executive officers and the potential realizable values for their options at December 31, 1997. None of the executive officers exercised any options during the year ended December 31, 1997 and HRP has not granted SARs.


                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1997

                                                                                           Value of Unexercised
                                                   Number of Unexercised                       In-the-Money
                                                        Options at                              Options at
                                Units                December 31, 1997                       December 31, 1997
                              Acquired        -------------------------------          ----------------------------
Name                         on Exercise      Exercisable       Unexercisable          Exercisable    Unexercisable
----                         -----------      -----------       -------------          -----------    -------------
Anthony J. Gumbiner               0             25,800                0                 $ 919,125         $ 0
William L. Guzzetti               0             15,000                0                   534,375           0
John G. Tuthill                   0             13,000                0                   463,125           0
Jeffrey D. Gent                   0              7,000                0                   249,375           0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 3, 1998 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of HRC as a group:

                                                                    Amount                             Percent
Name and Address of                                              Beneficially                            of
Beneficial  Owner                                                  Owned (a)                            Class
-----------------                                                ------------                          -------
The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219                                                 413,040                              24.7%

Gotham Partners, L.P.
237 Park Avenue, 9th Floor
New York, NY   10017                                                247,994                              14.8%

Private Management Group, Inc.
20 Corporate Park, Suite 400
Irvine, CA   92606                                                  102,615                               6.1%

Alan G. Crisp *                                                        -                                   -

William F. Forsyth *                                                   -                                   -

Anthony J. Gumbiner *                                                25,800 (b)                           1.5% (b)

William L.  Guzzetti *                                               15,100 (c)                           0.9% (c)

Edward T. Story *                                                      -                                   -

Brian M. Troup *                                                     17,200 (d)                           1.0% (d)

Udo H. Walther *                                                       -                                   -

All directors and executive officers
as a group (9 persons)                                               78,100 (e)                           4.5% (e)

-----------

   * Represents the following address: c/o Hallwood Realty Corporation, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

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

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)      Financial Statements.

         See Index contained in Item 8.

(2)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1997 or in 1998 prior to the filing of this Form 10-K for the year ended December 31, 1997.

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


                                  HALLWOOD REALTY PARTNERS, L.P.
                                  BY:   HALLWOOD REALTY CORPORATION
                                        GENERAL PARTNER


DATE: March 3, 1998               BY:   /s/ WILLIAM L.  GUZZETTI
      -------------                     ----------------------------------------
                                        William L. Guzzetti
                                        President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1997, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                     Signature                                  Capacity                               Date
                     ---------                                  --------                               ----
/s/ ANTHONY J.  GUMBINER                                Chairman of the Board and Director,            March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Anthony J. Gumbiner                                     (Chief Executive Officer)

/s/ WILLIAM L.  GUZZETTI                                President and Director,                        March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
William L. Guzzetti                                     (Chief Operating Officer)

/s/ JOHN G.  TUTHILL                                    Executive Vice President and Secretary,        March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
John G. Tuthill

/s/ JEFFREY D.  GENT                                    Vice President - Finance,                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Jeffrey D. Gent                                         (Chief Accounting Officer)

/s/ALAN G. CRISP                                        Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Alan G. Crisp

/s/ WILLIAM F.  FORSYTH                                 Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
William F. Forsyth

/s/ EDWARD T.  STORY                                    Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Edward T. Story

/s/ BRIAN M.  TROUP                                     Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Brian M. Troup

/s/ UDO H.  WALTHER                                     Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Udo H. Walther

                               INDEX TO EXHIBITS


               EXHIBIT
               NUMBER              DESCRIPTION

                   3.1    -- Second Restated Certificate of Incorporation of
                             The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's
                             Form S-8 Registration Statement, File No. 33-63709.

                   3.2    -- Restated Bylaws of the Company, filed herewith.

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

                 *10.4    -- Employment Agreement, dated January 1, 1994,
                             between the Company and Melvin John Melle, as
                             incorporated by reference to Exhibit 10.9 to the
                             Company's Form 10-K for the fiscal year ended July
                             31, 1994, File No. 1-8303.

                  10.6    -- Tax Sharing Agreement, dated as of March 15, 1989,
                             between the Company and Brookwood Companies
                             Incorporated is incorporated herein by reference to
                             Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

                 *10.7     -- Amended Tax-Favored Savings Plan Agreement
                             of the Company, effective as of February 1, 1992,
                             is incorporated herein by reference to Exhibit
                             10.33 to the Company's Form 10-K for the fiscal
                             year ended July 31, 1992, File No. 1-8303.

                 *10.8    -- Hallwood Special Bonus Agreement, dated as of
                             August 1, 1993, between the Company and all members
                             of its control group that now, or hereafter,
                             participate in the Hallwood Tax Favored Savings
                             Plan and its related trust, and those employees
                             who, during the plan year of reference are
                             highly-compensated employees of the Company, is
                             incorporated herein by reference to Exhibit 10.34
                             to the Company's Form 10-K for the fiscal year
                             ended July 31, 1994, File No. 1-8303.

                 *10.18   -- 1995 Stock Option Plan for The Hallwood
                             Group Incorporated is incorporated herein by
                             reference to Exhibit 4.1 of the Company's Form S-8
                             Registration Statement, File No. 33-63709.

                  10.20   -- Credit Agreement, dated as of December 10, 1996,
                             among HEPGP Ltd., as borrower, the Company, as a guarantor, Hallwood G.P., Inc., as a guarantor, and First Union National Bank of North Carolina, as lender, is incorporated herein by reference to
                             Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1996, File No. 1-8303.

                  10.21   -- Credit Agreement, dated as of January 7, 1997,
                             among Brookwood Companies Incorporated, Kenyon
                             Industries, Inc. and Brookwood Laminating, Inc., as borrower, and The Bank of New York, as Bank, is incorporated herein by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended
                             December 31, 1996, File No. 1-8303.

                 *10.22   -- Financial Consulting Agreement, dated as of
                             December 31, 1996, between the Company and HSC
                             Financial Corporation, is incorporated herein by
                             reference to Exhibit 10.22 to the Company's Form
                             10-K for the year ended December 31, 1996, File No.
                             1-8303.

                 *10.23   -- Financial Consulting Agreement, dated as of
                             December 31, 1996, between the Company and Hallwood
                             Petroleum, Inc., is incorporated herein by





                             reference to Exhibit 10.23 to the Company's Form
                             10-K for the year ended December 31, 1996, File No.
                             1-8303.

                  10.24   -- Amendment No. 1, dated as of April 1, 1997 to
                             Credit Agreement dated as of January 7, 1997, among
                             Brookwood Companies Incorporated, Kenyon
                             Industries, Inc., Brookwood Laminating, Inc., as
                             Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-Q for the quarter ended March 31,
                             1997, File No. 1-8303.

                  10.25   -- Amendment No. 2, dated as of May 23, 1997 to
                             Credit Agreement dated as of January 7, 1997, among
                             Brookwood Companies Incorporated, Kenyon
                             Industries, Inc., Brookwood Laminating, Inc., as
                             Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-Q for the quarter ended June 30,
                             1997, File No. 1-8303.

                  10.26   -- Amendment No. 3, dated as of June 25, 1997 to
                             Credit Agreement dated as of January 7, 1997, among
                             Brookwood Companies Incorporated, Kenyon
                             Industries, Inc., Brookwood Laminating, Inc., as
                             Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June 30,
                             1997, File No. 1-8303.

                  10.27   -- Amended and Restated Credit Agreement, dated as of
                             November 14, 1997, among HEPGP Ltd., as Borrower, and The Hallwood Group Incorporated, as Parent
                             Guarantor, and Hallwood G.P., Inc., as Guarantor, and First Union National Bank, as Lender, filed herewith.

                  10.28   -- Promissory note and related mortgage in the
                             original amount of $5,280,000, dated October 31, 1997, between Brock Suite Tulsa, Inc., as Maker, and Credit Suisse First Boston Mortgage Capital
                             LLC, as Lender, filed herewith.

                  10.29  --  Promissory note and related mortgage in the
                             original amount of $6,750,000, dated December 24, 1997, between Brock Suite Greenville, Inc., as
                             Maker, and L.J. Melody & Company, as Lender, filed herewith.

                  21     --  Active Subsidiaries of the Registrant as of
                             February 28, 1998.

                  27     --  Financial Data Schedule.



------------------------------------

              * Constitutes a compensation plan or agreement for executive officers.