Form 10-Q
period 1998-03-31
HALLWOOD GROUP INC
filed 1998-05-13
CIK 355766

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


MARK ONE


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD from               TO
                                    ----------         ------------

FOR THE PERIOD ENDED MARCH 31, 1998             COMMISSION FILE NUMBER:  1-8303


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

     1,255,000 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 1998.

===============================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                               TABLE OF CONTENTS


     ITEM NO.                PART I - FINANCIAL INFORMATION                                           PAGE
     --------                ------------------------------                                           ----

         1          Financial Statements (Unaudited):

                    Consolidated Balance Sheets as of March 31, 1998
                        and December 31, 1997......................................................     3-4

                    Consolidated Statements of Operations for the
                        Three Months Ended March 31, 1998 and 1997.................................     5-6

                    Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 1998 and 1997.................................       7

                    Notes to Consolidated Financial Statements.....................................    8-13

         2          Managements's Discussion and Analysis of
                        Financial Condition and Results of Operations..............................   14-18


                             PART II - OTHER INFORMATION

     1 thru 6       Exhibits, Reports on Form 8-K and Signature Page...............................   19-21

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                          MARCH 31,       DECEMBER 31,
                                                            1998             1997
                                                          --------         --------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ........................         $ 6,967         $ 7,197
       Receivables and other assets ..............             860           1,063
                                                           -------         -------
                                                             7,827           8,260

    ENERGY
       Oil and gas properties, net ...............           7,890           9,589
       Current assets of HEP .....................           2,297           2,657
       Noncurrent assets of HEP ..................           1,801           1,859
       Receivables and other assets ..............              75             434
                                                           -------         -------
                                                            12,063          14,539
                                                           -------         -------

          Total asset management assets ..........          19,890          22,799

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories ...............................          19,681          17,935
       Receivables ...............................          17,514          14,296
       Property, plant and equipment, net ........           8,816           9,057
       Other .....................................             877             938
                                                           -------         -------
                                                            46,888          42,226
    HOTELS
       Properties, net ...........................          14,109          14,168
       Receivables and other assets ..............           1,941           1,742
                                                           -------         -------
                                                            16,050          15,910
                                                           -------         -------

          Total operating subsidiaries assets ....          62,938          58,136

OTHER
       Deferred tax asset, net ...................           2,040           2,040
       Cash and cash equivalents .................           1,695           4,737
       Other .....................................             897           1,557
       Restricted cash ...........................             671             489
                                                           -------         -------

          Total other assets .....................           5,303           8,823
                                                           -------         -------

          TOTAL ..................................         $88,131         $89,758
                                                           =======         =======


           See accompanying notes to consolidate financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1998             1997
                                                                                     --------          --------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ...............................         $  1,279          $  1,295
       Loan payable ........................................................              500               500
                                                                                     --------          --------
                                                                                        1,779             1,795
    ENERGY
       Loan payable ........................................................            3,467             3,867
       Long-term obligations of HEP ........................................            3,024             4,731
       Current liabilities of HEP ..........................................            2,155             2,793
       Accounts payable and accrued expenses ...............................              608               548
                                                                                     --------          --------
                                                                                        9,254            11,939
                                                                                     --------          --------
          Total asset management liabilities ...............................           11,033            13,734

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loan payable ........................................................           13,600            13,800
       Accounts payable and accrued expenses ...............................           12,086             7,771
                                                                                     --------          --------
                                                                                       25,686            21,571
    HOTELS
       Loans payable .......................................................           11,981            12,019
       Accounts payable and accrued expenses ...............................            1,469             1,607
                                                                                     --------          --------
                                                                                       13,450            13,626
                                                                                     --------          --------
          Total operating subsidiaries liabilities .........................           39,136            35,197

OTHER
       7% Collateralized Senior Subordinated Debentures ....................           21,909            24,292
       Interest and other accrued expenses .................................              788             1,364
                                                                                     --------          --------
          Total other liabilities ..........................................           22,697            25,656
                                                                                     --------          --------
          TOTAL LIABILITIES ................................................           72,866            74,587

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding;
           stated at redemption value ......................................            1,000             1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B ..               --                --
       Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,254,751 and 1,261,757 shares, respectively .........              160               160
       Additional paid-in capital ..........................................           54,823            54,823
       Accumulated deficit .................................................          (31,349)          (31,693)
       Treasury stock, 342,453 and 335,447 shares, respectively, at cost ...           (9,369)           (9,119)
                                                                                     --------          --------

          TOTAL STOCKHOLDERS' EQUITY .......................................           14,265            14,171
                                                                                     --------          --------

          TOTAL ............................................................         $ 88,131          $ 89,758
                                                                                     ========          ========




           See accompanying notes to consolidate financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                  1998              1997
                                                                --------          -------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ...........................................         $  1,242          $   973
       Equity income (loss) from investments in HRP ...              (62)              90
                                                                --------          -------
                                                                   1,180            1,063

       Administrative expenses ........................              555              535
       Depreciation and amortization ..................              168              168
       Interest .......................................               58               40
                                                                --------          -------
                                                                     781              743
                                                                --------          -------
          Income from real estate operations ..........              399              320

    ENERGY
       Gas revenues ...................................              863            1,062
       Oil revenues ...................................              426              625
       Other income ...................................               50               78
                                                                --------          -------
                                                                   1,339            1,765

       Operating expenses .............................              399              328
       Depreciation, depletion and amortization .......              377              309
       Administrative expenses ........................              225              275
       Interest .......................................              146              120
                                                                --------          -------
                                                                   1,147            1,032
                                                                --------          -------
          Income from energy operations ...............              192              733
                                                                --------          -------

          Income from asset management operations .....              591            1,053

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ..........................................           23,315           23,505

       Cost of sales ..................................           20,158           20,370
       Administrative and selling expenses ............            2,263            2,261
       Interest .......................................              269              242
                                                                --------          -------
                                                                  22,690           22,873
                                                                --------          -------
          Income from textile products operations .....              625              632

           See accompanying notes to consolidate financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ------------------------
                                                                       1998             1997
OPERATING SUBSIDIARIES (CONTINUED)                                   --------         --------
    HOTELS
       Sales ...............................................         $ 4,998          $  5,857

       Operating expenses ..................................           4,425             4,528
       Depreciation and amortization .......................             669               689
       Interest ............................................             252               365
                                                                     -------          --------
                                                                       5,346             5,582
                                                                     -------          --------
          Income (loss) from hotel operations ..............            (348)              275
                                                                     -------          --------

          Income from operating subsidiaries ...............             277               907

ASSOCIATED COMPANY
       Income from investment in ShowBiz ...................              --            19,327

       Interest ............................................              --             1,863
                                                                     -------          --------

          Income from associated company ...................              --            17,464

OTHER
       Fee income ..........................................             137               106
       Interest on short-term investments and other income .             131               192
                                                                     -------          --------
                                                                         268               298

       Administrative expenses .............................             565               640
       Interest ............................................             239             1,106
                                                                     -------          --------
                                                                         804             1,746
                                                                     -------          --------

          Other loss, net ..................................            (536)           (1,448)
                                                                     -------          --------

       Income before income taxes and extraordinary gain ...             332            17,976
       Income taxes ........................................              95             9,595
                                                                     -------          --------

       Income before extraordinary gain ....................             237             8,381
       Extraordinary gain from extinguishment of debt ......             107                --
                                                                     -------          --------

NET INCOME .................................................         $   344          $  8,381
                                                                     =======          ========

PER COMMON SHARE
    BASIC
       Income before extraordinary gain ....................         $  0.19          $   5.37
       Extraordinary gain from extinguishment of debt ......            0.08                --
                                                                     -------          --------
          Net income .......................................         $  0.27          $   5.37
                                                                     =======          ========
    ASSUMING DILUTION
       Income before extraordinary gain ....................         $  0.18          $   5.27
       Extraordinary gain from extinguishment of debt ......            0.08                --
                                                                     -------          --------
          Net income .......................................         $  0.26          $   5.27
                                                                     =======          ========



           See accompanying notes to consolidate financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ----------------------------
                                                                                  1998               1997
                                                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .......................................................         $     344          $   8,381
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation, depletion and amortization ......................             1,568              1,467
       Undistributed income from HEP .................................              (691)            (1,095)
       Distributions from HEP ........................................               413                529
       Amortization of deferred gain from debenture exchange .........              (130)              (147)
       Gain from extinguishment of debt ..............................              (107)                --
       Equity in net (income) loss of HRP ............................                62                (90)
       Equity in net (income) of  ShowBiz ............................                --             (1,139)
       Gain from sale of investment in ShowBiz .......................                --            (18,188)
       Net change in deferred tax asset ..............................                --              8,960
       Accrual of ShowBiz Participation Amount .......................                --              1,675
       Net change in accrued interest on 13.5% Debentures ............                --                855
       Net change in textile products assets and liabilities .........              (603)            (1,826)
       Net change in energy assets and liabilities ...................               291                (76)
       Net change in other assets and liabilities ....................              (104)             1,100
                                                                               ---------          ---------

          Net cash provided by operating activities ..................             1,043                406

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures for hotels ..................................              (572)              (240)
    Investments in energy property and equipment .....................              (199)               (26)
    Net change in restricted cash for investing activities ...........              (182)              (160)
    Investments in textile products property and equipment ...........               (98)              (306)
    Net proceeds from sale of investment in ShowBiz ..................                --             40,235
    Purchase of minority shares of HEC ...............................                --               (648)
                                                                               ---------          ---------

          Net cash provided by (used in) investing activities ........            (1,051)            38,855

CASH FLOWS FROM FINANCING ACTIVITIES
    Repurchase of 7% Debentures ......................................            (2,146)                --
    Purchase of common stock for treasury ............................              (250)                --
    Repayment of bank borrowings and loans payable ...................              (638)           (12,140)
    Proceeds from bank borrowings and loans payable ..................                --              2,250
    Escrow of ShowBiz Participation Amount ...........................                --             (2,513)
                                                                               ---------          ---------

          Net cash (used in) financing activities ....................            (3,034)           (12,403)
                                                                               ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................            (3,042)            26,858

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................             4,737              7,495
                                                                               ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................         $   1,695          $  34,353
                                                                               =========          =========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

         Interim Consolidated Financial Statements. The consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1997.

         Accounting Policies. The Company has adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, effective January 1, 1998. The Company had no items of comprehensive income for the periods presented herein.

2. INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):

                                                 AS OF MARCH 31, 1998           AMOUNT AT          INCOME (LOSS) FROM INVESTMENTS
                                                 ---------------------        WHICH CARRIED AT      FOR THE THREE MONTHS ENDED
                                                              COST OR       -----------------------         MARCH 31,
      BUSINESS SEGMENTS AND                      NUMBER OF    ASCRIBED      MARCH 31,  DECEMBER 31,  --------------------------
     DESCRIPTION OF INVESTMENT                     UNITS        VALUE         1998        1997           1998          1997
     -------------------------                   ---------    --------      ---------  ------------  ----------      ----------
REAL ESTATE AFFILIATE
   HALLWOOD REALTY PARTNERS, L.P. (A)
   - General partner interest ..............           --     $   8,650    $   4,264   $   4,435     $      (3)     $      --
   - Limited partner interest ..............      413,040         5,381        2,703       2,762           (59)            90
                                                              ---------    ---------   ---------     ---------      ---------

      Totals ...............................                  $  14,031    $   6,967   $   7,197     $     (62)     $      90
                                                              =========    =========   =========     =========      =========

ASSOCIATED COMPANY
   SHOWBIZ PIZZA TIME, INC. (B)
   - Common stock
      Equity in earnings ...................                                                                        $   1,139
      Gain on sale of shares ...............                                                                           18,188
                                                                                                                    ---------

      Totals ...............................                                                                        $  19,327
                                                                                                                    =========

         (A) At March 31, 1998, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of net income
              (loss), the Company also records its pro rata share of any partner capital transactions reported by HRP. The carrying value of the Company's investment in HRP includes such non-cash adjustments for its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments from the original date of investment through March 31, 1998, resulted in a $49,000 decrease in the carrying value of the HRP investment.

              The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 1998 and 1997 such amortization was $168,000 in each period.

              As discussed in Note 4, the Company has pledged 89,269 limited partner units to collateralize a promissory note in the principal amount of $500,000 and issued a limited negative pledge on all of the HRP units, including the 89,269 pledged units, to secure the energy term loan.

              The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at March 31, 1998 were $65.87 and $6.54, respectively. The general partner interest is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


         (B) The Company accounted for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") using the equity method of accounting. For the 1997 first quarter the equity income was $1,139,000.

              In March 1997, the Company completed the sale of its entire 2,632,983 shares of ShowBiz common stock at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay a $7,000,000 line of credit and a $4,000,000 promissory note. The Company reported a gain of $18,188,000 from the transaction.

3.   LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 17 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1997. There has been no significant change since that time.

4.   LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       1998                1997
                                                                                    ----------         ------------
         Real Estate
           Promissory note, 8%, due March 1998 ............................         $      500         $      500

         Energy
           Term loan, libor + 3.5%, due May 2000 ..........................              3,467              3,867

         Textile Products
           Revolving credit facility, prime + .25%, due January 2000 ......             13,600             13,800

         Hotels
           Term loan, 7.86% fixed, due January 2008 .......................              6,728              6,750
           Term loan, 8.20% fixed, due November 2007 ......................              5,253              5,269
                                                                                    ----------         ----------
                                                                                        11,981             12,019
                                                                                    ----------         ----------

               Total ......................................................         $   29,548         $   30,186
                                                                                    ==========         ==========

         Further information by business segment is provided below:

     Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000 promissory note due March 8, 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the noteholder had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). As the HRP per unit price was $67.50 at March 31, 1998, the Company accrued the full amount of $500,000 as a charge to interest expense, of which $50,000 and $30,000 were recorded in the quarters ended March 31, 1998 and 1997, respectively.

         The Company tendered full payment, including the HRP Participation Amount totaling $1,000,000, in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the tendered payment and returned it to the Company. A trial is scheduled for July 1998.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


     Energy

         Term loan. In November 1997, the Company's HEPGP Ltd. partnership ("HEPGP") amended, restated and increased its term loan to $4,000,000 from the First Union Bank of North Carolina. The term loan is collateralized by all of the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of libor plus 3.5% (9.19% at March 31, 1998); (iv) a limited negative pledge relating to the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests. The outstanding balance at March 31, 1998 was $3,467,000.

         Included in the consolidated balance sheets are the Company's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $3,024,000 and $4,731,000 at March 31, 1998 and December 31, 1997, respectively.

     Textile Products

         Revolving credit facility. In January 1997, the Company's Brookwood subsidiary entered into a new revolving credit facility in an amount of up to $14,000,000 ($15,000,000 between April and June 1997) with The Bank of New York ("BNY"). The facility was amended on April 30, 1998 to temporarily increase the facility to $17,500,000 for the period between March and August 1998, and to permanently increase the amount to $15,000,000. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.75% at March 31, 1998) or libor plus 2.25%. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at March 31, 1998 was $13,600,000.

     Hotels

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the Residence Inn hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 1998 was $6,728,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the Residence Inn hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 1998 was $5,253,000.

5.   7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

         In March 1993, the Company completed an exchange offer whereby $27,481,000 of its former 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of all of the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


     capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a prior pledge in favor of BNY.

         Between 1994 and 1997, the Company repurchased 7% Debentures having a principal value of $4,673,000. These repurchases satisfied the Company's obligation to retire 10% of the original issue ($2,748,000) prior to March 1996, and partially satisfied the Company's obligation to retire an additional 15% of the original issue ($4,122,000) prior to March 1998. In January 1998, the Company repurchased 7% Debentures with a face amount of $2,253,000 for $2,146,000, to fully satisfy the balance of the sinking fund requirement contained in the indenture. The repurchase resulted in an extraordinary gain from debt extinguishment of $107,000 in the 1998 first quarter.

         Balance sheet amounts are detailed below (in thousands):

                                                                                MARCH 31,         DECEMBER 31,
                                  DESCRIPTION                                     1998                1997
                  --------------------------------------------                 ----------         ------------
              7% Debentures (face amount) ............................         $   20,555         $   22,808
              Unrecognized gain from purchase and exchange, net of
                 $2,866 and $2,736 accumulated amortization,
                 respectively ........................................              1,354              1,484
                                                                               ----------         ----------

                    Totals ...........................................         $   21,909         $   24,292
                                                                               ==========         ==========

6.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 ---------------------------
                                                    1998              1997
                                                 ---------         ---------
              Federal
                 Current ...............         $      10         $     500
                 Deferred ..............                --             8,960
                                                 ---------         ---------
                    Sub-total ..........                10             9,460

              State ....................                85               135
                                                 ---------         ---------

                    Total ..............         $      95         $   9,595
                                                 =========         =========

         As a result of the substantial tax gain from the sale of ShowBiz, the Company recorded a related non-cash deferred federal tax charge of $8,960,000 in the 1997 first quarter, which reflects the realization of tax benefits from the utilization of the Company's tax net operating loss carryforwards ("NOLs") and a current federal tax charge of $500,000 for alternative minimum tax.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the deferred tax asset (net of valuation allowance) was $2,040,000 at March 31, 1998. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


7.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

         The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                              -----------------------------
                                 DESCRIPTION                                                      1998              1997
                   -------------------------------------------                                -----------        ----------
         Supplemental schedule of noncash investing and financing activities:
             Issuance of treasury stock in exchange for common shares of
             ShowBiz:
                Investment in ShowBiz................................................         $       --         $    3,820
                Reduction of additional paid-in capital .............................                 --              2,626
                                                                                              ----------         ----------
                Reduction in treasury stock .........................................                 --              6,446
             Repayment of note payable from funds held in
                restricted cash .....................................................                 --                375
             Recording of proportionate share of stockholders'
                equity transaction of equity investments ............................                 --                143

         Supplemental disclosures of cash payments:
             Interest paid ..........................................................         $    1,045         $    1,287
             Income taxes paid ......................................................                204                 90

8.   COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                  DESCRIPTION                                       1998               1997
    -------------------------------------------                 -----------        ----------
NET INCOME
Net income, as reported ...............................         $      344         $    8,381
Less: Dividends on preferred stock ....................                 --                 --
                                                                ----------         ----------
Net income available to common stockholders ...........         $      344         $    8,381
                                                                ==========         ==========

AVERAGE SHARES OUTSTANDING
Outstanding shares - basic ............................              1,256              1,560
Stock options .........................................                 59                 29
                                                                ----------         ----------
Outstanding shares - assuming dilution ................              1,315              1,589
                                                                ==========         ==========

NET INCOME PER COMMON SHARE
Basic .................................................         $     0.27         $     5.37
Assuming dilution .....................................         $     0.26         $     5.27

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

9.       SUBSEQUENT EVENT

         On May 6, 1998, the Company favorably settled a 1996 claim involving the Company's former merchant banking activities for $1,025,000 in cash, which will be reported as income in the 1998 second quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The Company reported net income of $344,000 for the first quarter ended March 31, 1998, compared to net income of $8,381,000 in the 1997 period. Total revenue for the 1998 first quarter was $31,100,000, compared to $51,815,000 in the prior-year period. The 1997 first quarter included a gain of $18.2 million from the sale of the Company's investment in ShowBiz, partially offset by a related non-cash deferred tax charge of $8,960,000.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

     REAL ESTATE.

         Revenue. Fee income of $1,242,000 for the quarter ended March 31, 1998 increased by $269,000, or 28%, from $973,000 in the prior-year period. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The increase was due primarily to increased leasing fees in the 1998 first quarter.

         The equity income (loss) from investments in HRP represents the Company's recognition of its pro rata share of the income (loss) reported by HRP and amortization of negative goodwill. For the 1998 first quarter, the Company reported a loss of $62,000 compared to income of $90,000 in the period a year ago. The decline resulted principally from HRP's recognition of an extraordinary loss from early debt extinguishment.

         Expenses. Administrative expenses of $555,000 increased by $20,000, or 3%, in the 1998 first quarter, compared to $535,000 in the prior-year quarter.

         Amortization expense of $168,000 in both the 1998 and 1997 quarters relate to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense for the quarter increased to $58,000 from $40,000 in the prior-year quarter, due to an additional charge in the 1998 quarter for the HRP Participation Amount discussed in Note 4.

     ENERGY.

         Revenue. After the Company's successful completion of the tender offer for the minority shares of Hallwood Energy Corporation ("HEC") and the subsequent merger of HEC in November 1996, it effectively acquired ownership of the assets formerly held by HEC. Following the merger, certain HEC assets were transferred to two wholly owned entities. The two entities, in addition to other energy assets which remain with the Company, constitute the Company's investment in the energy industry. The general partner interest in HEP entitles the general partner to interests in HEP's properties ranging from 2% to 25%. The Company also owns an approximate 6.5% interest in HEP limited partner units. The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby they record their proportionate share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), which HEP accounts for under the equity method.

         Gas revenue for the 1998 quarter decreased $199,000 to $863,000 from $1,062,000, primarily as a result of a decrease in the average gas price to $2.09 from $2.80 mcf, partially offset by an increase in production to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     412,000 mcf from 379,000 mcf. Oil revenue for the 1998 quarter decreased $199,000 to $426,000 from $625,000, due to a decrease in the average price per barrel to $14.20 from $22.32, partially offset by an increase in production to 30,000 barrels from 28,000 barrels. The increase in oil and gas production is primarily due to workover procedures performed during the second quarter of 1997.

         Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The decrease in other income to $50,000 for the 1998 quarter from $78,000 in the 1997 period is primarily due to a decrease in HEP's equity in earnings of HCRC.

         Expenses. Operating expenses increased by $71,000 to $399,000 for the 1998 first quarter from $328,000 in the prior-year quarter as a result of increased production taxes resulting from the increased production described above.

         Depreciation, depletion and amortization increased to $377,000 for the 1998 quarter compared to $309,000 in the 1997 quarter. The increase is attributable to higher depletion in 1998 due to the increase in production.

         Administrative expenses decreased by $50,000 for the 1998 quarter to $225,000 from $275,000 in the 1997 quarter due to a decrease in allocated internal overhead.

         Interest expense increased by $26,000 to $146,000 for the 1998 quarter compared to $120,000 in 1997, primarily due to an increase in the Company's term loan in November 1997.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

TEXTILE PRODUCTS.

         Revenue. Sales of $23,315,000 decreased $190,000, or less than 1%, in the 1998 quarter, compared to $23,505,000 in the 1997 quarter. Sales of the distribution business were lower in the 1998 first quarter than in 1997, due to a major customer accelerating deliveries to the 1997 fourth quarter. The sales decrease was partially offset by higher demand at the Kenyon dying and finishing plant.

         Expenses. Cost of sales of $20,158,000 decreased $212,000, or 1%, from $20,370,000 in the 1997 quarter. The decrease in cost of sales was principally the result of the decrease of sales revenue. The higher gross profit margin for the 1998 first quarter (13.5% versus 13.3%) resulted from lower gross profit margin in distribution businesses due to competitive market pressures experienced in 1998 offset by higher gross profit margin at the Kenyon plant due to operating efficiencies.

          Administrative and selling expenses of $2,263,000 increased by $2,000 in the 1998 quarter from $2,261,000 for the comparable 1997 period.

         Interest expense of $269,000 increased by $27,000 for the 1998 quarter from $242,000 in 1997 due to higher average borrowings than in the prior-year period.

     HOTELS

         Revenue. Sales of $4,998,000 in the 1998 quarter decreased by $859,000, or 15% from the year-ago amount of $5,857,000. The Longboat Key Holiday Inn revenues declined by $769,000, as a result of the completion of an extensive renovation project, which began in October 1997 and substantially completed in April 1998, and adverse weather conditions. For the remaining hotel properties, average daily rate declined 3.2% and average occupancy level declined 0.5% in the 1998 first quarter compared to the prior-year quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Expenses. Operating expenses of $4,425,000 for the 1998 quarter were down $103,000 from $4,528,000 in 1997. The reduction is primarily attributable to reduced occupancy levels at the Longboat Key Holiday Inn.

         Depreciation and amortization expense decreased by $20,000 to $669,000 for the 1998 first quarter from $689,000 in the prior-year period. The decrease is attributable to the full amortization of the leasehold interest for the Oklahoma City Embassy Suite in June 1997, offset by additional depreciation from recent capital expenditures at the remaining properties.

         Interest expense decreased by $113,000 to $252,000 for the 1998 quarter from $365,000 in the 1997, principally due to the refinancing of the mortgage loans in the 1997 fourth quarter on the Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina at more favorable interest rates.

     ASSOCIATED COMPANY

         Revenue. The 1997 first quarter includes income of $1,139,000 from the Company's pro-rata share of ShowBiz results using the equity method of accounting prior to the sale. In March 1997 the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions, and reported a gain of $18,188,000 from the transaction. See Note 2.

         Expenses. Interest expense of $1,863,000 for the 1997 first quarter was primarily attributable to the recording of $1,675,000 for the ShowBiz Participation Amount provisions associated with the $4,000,000 promissory note.

     OTHER

         Revenue. Fee income in the 1998 first quarter of $137,000 increased from the 1997 amount of $106,000 due to a modification of a consulting agreement with one of the Company's affiliated companies. Interest on short-term investments and other income decreased by $61,000 to $131,000 for the 1998 first quarter. The decrease was primarily attributable to lower interest income earned on the Company's short-term investments, and lower rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity - Integra-A Hotel and Restaurant Company.

         Expenses. Administrative expenses of $565,000 for the 1998 quarter decreased by $75,000 from the prior-year amount of $640,000 due to lower consulting, legal and accounting fees.

         Interest expense in the amount of $239,000 for the 1998 quarter decreased by $867,000 from the prior year amount of $1,106,000. The decrease was primarily due to the Company's repurchase of $12,875,000 of its 13.5% Debentures pursuant to a self-tender offer completed in June 1997 and the redemption of the remaining $14,287,000 balance of its outstanding 13.5% Debentures completed in December 1997. Additionally, the Company repurchased 7% Debentures with a face amount of $2,253,000 in January 1998, to satisfy the balance of a sinking fund requirement contained in the indenture. See Note 5.

         Income taxes. Income taxes were $95,000 for the 1998 first quarter and $9,595,000 in the 1997 quarter. The 1998 quarter included a $10,000 federal current charge and $85,000 for state taxes. The 1997 quarter included an $8,960,000 non-cash federal deferred tax charge, a federal current charge of $500,000 for alternative minimum tax (both charges relating to the ShowBiz sale) and $135,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

         As of March 31, 1998, the Company had approximately $115,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         Extraordinary gain from extinguishment of debt. The Company recognized an extraordinary gain from debt extinguishment of $107,000 in the 1998 quarter from the purchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at March 31, 1998 totaled $1,695,000.

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

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company reports its share of the long-term obligations of its HEP affiliate which was $3,024,000 at March 31, 1998. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. HEP's unused borrowing capacity under the revolving credit agreement was $25,014,000 at March 31, 1998. HEPGP amended, restated and increased its term loan to $4,000,000 in November 1997 and had a balance of $3,467,000 at March 31, 1998. The term loan contains a provision which prohibits HEPGP from making any distribution to the Company during the term of the loan which matures in May 2000.

         In February 1998, HEP closed its public offering of 1.8 million Class C units priced at $10.00 per unit. Proceeds to HEP, net of underwriting discounts and expenses, were approximately $16,315,000. HEP used $14,000,000 of the net proceeds to repay borrowings and applied the remaining amount towards the repayment of HEP's outstanding contract settlement obligation.

         Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At March 31, 1998, Brookwood had $854,000 of unused borrowing capacity on its line of credit. In April 1998, the Company received a $500,000 cash dividend from Brookwood on its preferred stock and is expected to receive an additional $284,000 in September 1998. Future dividends will be paid as permitted by the revolver, which allows for dividends to be paid to the extent of 80% of cash flow after capital expenditures.

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

     2   Changes in Securities                                         None

     3   Defaults upon Senior Securities                               None

     4   Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on May 6, 1998, stockholders of the Company voted on one proposal:

         (i) To elect two directors to hold office for three years and until their successors are elected and qualified:

                Nominee Directors            Votes For              Votes Withheld
                -----------------            ---------              --------------
               Charles A. Crocco, Jr.        1,111,311                 31,961
               J. Thomas Talbot              1,110,986                 32,286

              As a result of the above, the nominee directors were elected for an additional three-year term. The continuing directors are Messrs. Gumbiner and Troup.

     5   Other Information                                             None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (i) 27.1 - Financial Data Schedule                         Page 21
                  27.2 - Restated Financial Data Schedule
                  27.3 - Restated Financial Data Schedule

         (b)  Reports on Form 8-K                                      None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE HALLWOOD GROUP INCORPORATED



Dated: May 11, 1998                       By:     /s/ Melvin J. Melle
                                             ---------------------------------
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                 Principal Financial and
                                                   Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
    27.1                 Financial Data Schedule
    27.2                 Restated Financial Data Schedule
    27.3                 Restated Financial Data Schedule