Form 10-Q
period 1998-06-30
HALLWOOD GROUP INC
filed 1998-08-14
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD from           TO
                                      ---------    ---------


FOR THE PERIOD ENDED JUNE 30, 1998               COMMISSION FILE NUMBER:  1-8303


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

                  1,255,000 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 1998.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


     ITEM NO.                                                                                        PAGE
     --------                                                                                        ----
                                   PART I - FINANCIAL INFORMATION

         1      Financial Statements (Unaudited):

                   Consolidated Balance Sheets as of June 30, 1998
                      and December 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . .          3-4

                   Consolidated Statements of Operations for the
                      Six Months Ended June 30, 1998 and 1997   . . . . . . . . . . . . . . .          5-6

                   Consolidated Statements of Operations for the
                      Three Months Ended June 30, 1998 and 1997   . . . . . . . . . . . . . .          7-8

                   Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 1998 and 1997   . . . . . . . . . . . . . . .            9

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .        10-15

         2         Managements's Discussion and Analysis of
                      Financial Condition and Results of Operations   . . . . . . . . . . . .        16-21



                            PART II - OTHER INFORMATION

     1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . . . . . . . .        22-28

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                   1998            1997
                                                                                  --------      -----------
ASSET MANAGEMENT                                                                (unaudited)
   REAL ESTATE
      Investments in HRP  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 7,227        $ 7,197
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,127          1,063
                                                                                   -------        -------
                                                                                     8,354          8,260

   ENERGY
      Oil and gas properties, net   . . . . . . . . . . . . . . . . . . . . .       10,099          9,589
      Current assets of HEP   . . . . . . . . . . . . . . . . . . . . . . . .        2,536          2,657
      Noncurrent assets of HEP  . . . . . . . . . . . . . . . . . . . . . . .        1,615          1,859
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .           86            434
                                                                                   -------        -------
                                                                                    14,336         14,539
                                                                                   -------        -------

          Total asset management assets . . . . . . . . . . . . . . . . . . .       22,690         22,799

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,444         17,935
      Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,864         14,296
      Property, plant and equipment, net  . . . . . . . . . . . . . . . . . .        8,657          9,057
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          903            938
                                                                                   -------        -------
                                                                                    39,868         42,226
   HOTELS
      Properties, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,919         14,168
      Receivables and other assets  . . . . . . . . . . . . . . . . . . . . .        1,906          1,742
                                                                                   -------        -------
                                                                                    15,825         15,910
                                                                                   -------        -------

          Total operating subsidiaries assets . . . . . . . . . . . . . . . .       55,693         58,136

OTHER
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .        2,937          4,737
      Deferred tax asset, net   . . . . . . . . . . . . . . . . . . . . . . .        2,040          2,040
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,144          1,557
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .          647            489
                                                                                   -------        -------

          Total other assets  . . . . . . . . . . . . . . . . . . . . . . . .        6,768          8,823
                                                                                   -------        -------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $85,151        $89,758
                                                                                   =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1998             1997
                                                                               ----------       -----------
                                                                                (unaudited)
ASSET MANAGEMENT
   REAL ESTATE
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .  $    1,263       $    1,295
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         500              500
                                                                               ----------       ----------
                                                                                    1,763            1,795
   ENERGY
      Long-term obligations of HEP  . . . . . . . . . . . . . . . . . . . . .       4,787            4,731
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,067            3,867
      Current liabilities of HEP  . . . . . . . . . . . . . . . . . . . . . .       2,803            2,793
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .         608              548
                                                                               ----------       ----------
                                                                                   11,265           11,939
                                                                               ----------       ----------
          Total asset management liabilities  . . . . . . . . . . . . . . . .      13,028           13,734

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loan payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,100           13,800
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .       6,909            7,771
                                                                               ----------       ----------
                                                                                   19,009           21,571
   HOTELS
      Loans payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,942           12,019
      Accounts payable and accrued expenses   . . . . . . . . . . . . . . . .       1,526            1,607
                                                                               ----------       ----------
                                                                                   13,468           13,626
                                                                               ----------       ----------
          Total operating subsidiaries liabilities  . . . . . . . . . . . . .      32,477           35,197

OTHER
      7% Collateralized Senior Subordinated Debentures  . . . . . . . . . . .      21,770           24,292
      Interest and other accrued expenses   . . . . . . . . . . . . . . . . .         756            1,364
                                                                               ----------       ----------
          Total other liabilities . . . . . . . . . . . . . . . . . . . . . .      22,526           25,656
                                                                               ----------       ----------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .      68,031           74,587

REDEEMABLE PREFERRED STOCK
      Series B, 250,000 shares issued and outstanding;
           stated at redemption value . . . . . . . . . . . . . . . . . . . .       1,000            1,000

STOCKHOLDERS' EQUITY
      Preferred stock, 250,000 shares issued and outstanding as Series B  . .          --               --
      Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,254,751 and 1,261,757 shares, respectively  . . . . .         160              160
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .      54,823           54,823
      Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .     (29,494)         (31,693)
      Treasury stock, 342,453 and 335,447 shares, respectively, at cost   . .      (9,369)          (9,119)
                                                                               ----------       ----------

          TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . .      16,120           14,171
                                                                               ----------       ----------

          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   85,151       $   89,758
                                                                               ==========       ==========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ------------------------
                                                                                   1998             1997
                                                                                  --------        ---------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,635        $ 2,518
      Equity income from investments in HRP   . . . . . . . . . . . . . . . .          366            406
                                                                                  --------        -------
                                                                                     3,001          2,924

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .        1,015          1,114
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          336            336
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58             80
                                                                                  --------        -------
                                                                                     1,409          1,530
                                                                                  --------        -------
          Income from real estate operations  . . . . . . . . . . . . . . . .        1,592          1,394

   ENERGY
      Gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,845          1,710
      Oil revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          743          1,020
      Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           74            224
                                                                                  --------        -------
                                                                                     2,662          2,954

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          800            660
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .          686            627
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          446            508
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          275            224
                                                                                  --------        -------
                                                                                     2,207          2,019
                                                                                  --------        -------
          Income from energy operations . . . . . . . . . . . . . . . . . . .          455            935
                                                                                  --------        -------

          Income from asset management operations . . . . . . . . . . . . . .        2,047          2,329

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       45,612         50,484

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,442         43,548
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        4,532          4,658
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          548            528
                                                                                  --------        -------
                                                                                    44,522         48,734
                                                                                  --------        -------
          Income from textile products operations . . . . . . . . . . . . . .        1,090          1,750

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ------------------------
                                                                                   1998            1997
                                                                                  --------       ---------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,346       $ 11,436

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        8,980          9,029
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .        1,338          1,374
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          501            732
                                                                                  --------       --------
                                                                                    10,819         11,135
                                                                                  --------       --------
          Income (loss) from hotel operations . . . . . . . . . . . . . . . .         (473)           301
                                                                                  --------       --------

          Income from operating subsidiaries  . . . . . . . . . . . . . . . .          617          2,051

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . .           --         19,416

      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            607
                                                                                  --------       --------

          Income from associated company  . . . . . . . . . . . . . . . . . .           --         18,809

OTHER
      Litigation settlement   . . . . . . . . . . . . . . . . . . . . . . . .        1,025             --
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          275            285
      Interest on short-term investments and other income   . . . . . . . . .          204            574
                                                                                  --------       --------
                                                                                     1,504            859

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .        1,360          1,377
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          459          2,220
                                                                                  --------       --------
                                                                                     1,819          3,597
                                                                                  --------       --------

          Other loss, net . . . . . . . . . . . . . . . . . . . . . . . . . .         (315)        (2,738)
                                                                                  --------       --------

      Income before income taxes and extraordinary gain   . . . . . . . . . .        2,349         20,451
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          207          9,726
                                                                                  --------       --------

      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . .        2,142         10,725
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .          107            877
                                                                                  --------       --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,249       $ 11,602
                                                                                  ========       ========

PER COMMON SHARE
   BASIC
      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . .     $   1.67       $   6.87
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .         0.08           0.57
                                                                                  --------       --------
          Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1.75       $   7.44
                                                                                  ========       ========
   ASSUMING DILUTION
      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . .     $   1.60       $   6.74
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .         0.08           0.56
                                                                                  --------       --------
          Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1.68       $   7.30
                                                                                  ========       ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ------------------------
                                                                                   1998             1997
                                                                                  --------       ----------
ASSET MANAGEMENT
   REAL ESTATE
      Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,393       $  1,545
      Equity income from investments in HRP   . . . . . . . . . . . . . . . .          428            316
                                                                                  --------       --------
                                                                                     1,821          1,861

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          460            579
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          168            168
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             40
                                                                                  --------       --------
                                                                                       628            787
                                                                                  --------       --------
          Income from real estate operations  . . . . . . . . . . . . . . . .        1,193          1,074

   ENERGY
      Gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          982            648
      Oil revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          317            395
      Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24            146
                                                                                  --------       --------
                                                                                     1,323          1,189

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          401            332
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .          309            318
      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          221            233
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          129            104
                                                                                  --------       --------
                                                                                     1,060            987
                                                                                  --------       --------
          Income from energy operations . . . . . . . . . . . . . . . . . . .          263            202
                                                                                  --------       --------

          Income from asset management operations . . . . . . . . . . . . . .        1,456          1,276

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,297         26,979

      Cost of sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,284         23,178
      Administrative and selling expenses   . . . . . . . . . . . . . . . . .        2,269          2,397
      Interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          279            286
                                                                                  --------       --------
                                                                                    21,832         25,861
                                                                                  --------       --------
          Income from textile products operations . . . . . . . . . . . . . .          465          1,118

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ----------------------
                                                                                    1998            1997
                                                                                   -------        -------
OPERATING SUBSIDIARIES (CONTINUED)
   HOTELS
      Sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5,348        $ 5,579

      Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        4,555          4,501
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .          669            684
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          249            368
                                                                                   -------        -------
                                                                                     5,473          5,553
                                                                                   -------        -------
          Income (loss) from hotel operations . . . . . . . . . . . . . . . .         (125)            26
                                                                                   -------        -------

          Income from operating subsidiaries  . . . . . . . . . . . . . . . .          340          1,144

ASSOCIATED COMPANY
      Income from investment in ShowBiz   . . . . . . . . . . . . . . . . . .           --             89

      Interest (recovery)   . . . . . . . . . . . . . . . . . . . . . . . . .           --         (1,256)
                                                                                   -------        -------

          Income from associated company  . . . . . . . . . . . . . . . . . .           --          1,345

OTHER
      Litigation settlement   . . . . . . . . . . . . . . . . . . . . . . . .        1,025             --
      Fee income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          138            179
      Interest on short-term investments and other income   . . . . . . . . .           73            382
                                                                                   -------        -------
                                                                                     1,236            561

      Administrative expenses   . . . . . . . . . . . . . . . . . . . . . . .          795            737
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          220          1,114
                                                                                   -------        -------
                                                                                     1,015          1,851
                                                                                   -------        -------

          Other income (loss), net  . . . . . . . . . . . . . . . . . . . . .          221         (1,290)
                                                                                   -------        -------

      Income before income taxes and extraordinary gain   . . . . . . . . . .        2,017          2,475
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          112            131
                                                                                   -------        -------

      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . .        1,905          2,344
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .           --            877
                                                                                   -------        -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,905        $ 3,221
                                                                                   =======        =======

PER COMMON SHARE
   BASIC
      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . .      $  1.48        $  1.48
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .           --           0.57
                                                                                   -------        -------
          Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1.48        $  2.05
                                                                                   =======        =======
   ASSUMING DILUTION
      Income before extraordinary gain  . . . . . . . . . . . . . . . . . . .      $  1.42        $  1.45
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .           --           0.56
                                                                                   -------        -------
          Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1.42        $  2.01
                                                                                   -------        -------

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                   1998              1997
                                                                                 -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,249          $ 11,602

   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation, depletion and amortization  . . . . . . . . . . . . . . .      3,088             2,945
      Undistributed income from HEP   . . . . . . . . . . . . . . . . . . . .     (1,378)           (1,762)
      Distributions from HEP  . . . . . . . . . . . . . . . . . . . . . . . .        984               841
      Equity in net (income) of HRP   . . . . . . . . . . . . . . . . . . . .       (366)             (406)
      Amortization of deferred gain from debenture exchange   . . . . . . . .       (269)             (297)
      Extraordinary gain from extinguishment of debt  . . . . . . . . . . . .       (107)             (877)
      Equity in net (income) of  ShowBiz  . . . . . . . . . . . . . . . . . .         --            (1,139)
      Gain from sale of investment in ShowBiz   . . . . . . . . . . . . . . .         --           (18,277)
      Net change in deferred tax asset  . . . . . . . . . . . . . . . . . . .         --             8,960
      Payment of ShowBiz Participation Amount   . . . . . . . . . . . . . . .         --            (1,256)
      Net change in accrued interest on 13.5% Debentures  . . . . . . . . . .         --               762
      Net change in textile products assets and liabilities   . . . . . . . .      1,067            (4,624)
      Net change in other assets and liabilities  . . . . . . . . . . . . . .       (628)            1,964
      Net change in energy assets and liabilities   . . . . . . . . . . . . .        339               156
                                                                                 -------          --------

          Net cash provided by (used in) operating activities . . . . . . . .      4,979            (1,408)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures for hotels  . . . . . . . . . . . . . . . . . . . . .       (997)             (613)
   Investments in textile products property and equipment   . . . . . . . . .       (299)             (497)
   Investment in HEP by general partner   . . . . . . . . . . . . . . . . . .       (171)               --
   Net change in restricted cash for investing activities   . . . . . . . . .       (158)             (320)
   Investments in energy property and equipment   . . . . . . . . . . . . . .       (131)              (44)
   Net proceeds from sale of investment in ShowBiz  . . . . . . . . . . . . .         --            40,323
   Purchase of minority shares of HEC   . . . . . . . . . . . . . . . . . . .         --              (648)
                                                                                 -------          --------

          Net cash provided by (used in) investing activities . . . . . . . .     (1,756)           38,201

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of bank borrowings and loans payable   . . . . . . . . . . . . .     (2,577)          (12,596)
   Repurchase of 7% Debentures  . . . . . . . . . . . . . . . . . . . . . . .     (2,146)               --
   Purchase of common stock for treasury  . . . . . . . . . . . . . . . . . .       (250)           (8,373)
   Payment of preferred stock dividends   . . . . . . . . . . . . . . . . . .        (50)              (50)
   Repurchase of 13.5% Debentures   . . . . . . . . . . . . . . . . . . . . .         --           (12,875)
   Proceeds from bank borrowings and loans payable  . . . . . . . . . . . . .         --             4,100
                                                                                 -------          --------

          Net cash used in financing activities . . . . . . . . . . . . . . .     (5,023)          (29,794)
                                                                                 -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .     (1,800)            6,999

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .      4,737             7,495
                                                                                 -------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .    $ 2,937          $ 14,494
                                                                                 =======          ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

   1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

         Interim Consolidated Financial Statements. The interim consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1997.

         Accounting Policies. The Company has adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, effective January 1, 1998. The Company had no items of comprehensive income for the periods presented herein.

            In June 1998, SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities was issued, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The changes in the fair value of a derivative depends on the intended use of the derivative. The Company currently has hedging contracts in its energy segments as related to oil and gas activities. The statement is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company has not fully assessed the impact of the statement.

2. INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):


                                                  AS OF JUNE 30, 1998             AMOUNT AT          INCOME FROM INVESTMENTS
                                               -------------------------       WHICH CARRIED AT      FOR THE SIX MONTHS ENDED
                                                                 COST OR    -----------------------         JUNE 30,
      BUSINESS SEGMENTS AND                     NUMBER OF       ASCRIBED    JUNE 30,    DECEMBER 31,  ---------------------
     DESCRIPTION OF INVESTMENT                   UNITS           VALUE       1998          1997         1998         1997
     -------------------------                 ---------        --------    --------     ---------    --------     --------
    REAL ESTATE AFFILIATE
       HALLWOOD REALTY PARTNERS, L.P. (A)
       - General partner interest   . . . . .         --        $  8,650    $  4,110     $   4,435    $     11     $     13
       - Limited partner interest   . . . . .    413,040           5,381       3,117         2,762         355          393
                                                                --------    --------     ---------    --------     --------

           Totals . . . . . . . . . . . . . .                   $ 14,031    $  7,227     $   7,197    $    366     $    406
                                                                ========    ========     =========    ========     ========

    ASSOCIATED COMPANY
       SHOWBIZ PIZZA TIME, INC. (B)
       - Common stock
           Equity in earnings . . . . . . . .                                                                      $  1,139
           Gain on sale of shares . . . . . .                                                                        18,277
                                                                                                                   --------
           Totals . . . . . . . . . . . . . .                                                                      $ 19,416
                                                                                                                   ========

         (A) At June 30, 1998, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of net income
             (loss), the Company also records its pro rata share of any partner capital transactions reported by HRP. The carrying value of the Company's investment in HRP includes such non-cash adjustments for its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments from the original date of investment through June 30, 1998, resulted in a $49,000 decrease in the carrying value of the HRP investment.

             The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the six months ended June 30, 1998 and 1997 such amortization was $336,000 in each period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

             As discussed in Note 4, the Company has pledged 89,269 limited partner units to collateralize a promissory note in the principal amount of $500,000 and issued a limited negative pledge on all of the HRP units, including the 89,269 pledged units, to secure the energy term loan.

             The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at June 30, 1998 were $70.00 and $7.55, respectively. The general partner interest is not publicly traded.

         (B) The Company accounted for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") using the equity method of accounting. For the 1997 six month period the equity income was $1,139,000.

             In March 1997, the Company completed the sale of its entire 2,632,983 shares of ShowBiz common stock at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay a $7,000,000 line of credit and a $4,000,000 promissory note. The Company reported a gain of $18,277,000 from the transaction.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 17 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1997. There has been no significant change since that time.

4.  LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                         JUNE 30,      DECEMBER 31,
                                                                          1998            1997
                                                                       ----------       ---------
         Real Estate
           Promissory note, 8%, due March 1998  . . . . . . . . . . .  $      500       $     500

         Energy
           Term loan, libor + 3.5%, due May 2000  . . . . . . . . . .       3,067           3,867

         Textile Products
           Revolving credit facility, prime + .25%, due January 2000       12,100          13,800

         Hotels
           Term loan, 7.86% fixed, due January 2008 . . . . . . . . .       6,706           6,750
           Term loan, 8.20% fixed, due November 2007  . . . . . . . .       5,236           5,269
                                                                       ----------       ---------
                                                                           11,942          12,019
                                                                       ----------       ---------
              Total . . . . . . . . . . . . . . . . . . . . . . . . .  $   27,609       $  30,186
                                                                       ==========       =========

         Further information by business segment is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000 promissory note due March 8, 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the noteholder had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

    (the "HRP Participation Amount"). The Company accrued the full amount of $500,000 as a charge to interest expense, of which $50,000 and $60,000 were recorded in the six months ended June 30, 1998 and 1997, respectively.

         The Company tendered full payment, including the HRP Participation Amount totaling $1,000,000, in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the tendered payment and returned it to the Company and instituted litigation in the State of Delaware. The litigation is currently in the discovery phase and a trial date has been scheduled for September 1998.

    Energy

         Term loan. In November 1997, the Company's HEPGP Ltd. partnership ("HEPGP") amended, restated and increased its term loan to $4,000,000 from the First Union Bank of North Carolina. The term loan is collateralized by all of the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of libor plus 3.5% (9.16% at June 30, 1998); (iv) a limited negative pledge relating to the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests. The outstanding balance at June 30, 1998 was $3,067,000.

         Included in the consolidated balance sheets are the Company's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $4,787,000 and $4,731,000 at June 30, 1998 and December 31, 1997, respectively.

    Textile Products

         Revolving credit facility. In January 1997, the Company's Brookwood subsidiary entered into a new revolving credit facility in an amount of up to $14,000,000 ($15,000,000 between April and June 1997) with The Bank of New York ("BNY"). The facility was amended on April 30, 1998 to temporarily increase the facility to $17,500,000 for the period between March and August 1998, and to permanently increase the amount to $15,000,000 thereafter. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.75% at June 30, 1998) or libor plus 2.25%. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at June 30, 1998 was $12,100,000.

    Hotels

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the Residence Inn hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non- financial covenants. The outstanding balance at June 30, 1998 was $6,706,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the Residence Inn hotel in Tulsa, Oklahoma, which replaced the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

    former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 1998 was $5,236,000.

5.  7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES

         In March 1993, the Company completed an exchange offer whereby $27,481,000 of its former 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the" 7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of all of the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a prior pledge in favor of BNY.

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

         Balance sheet amounts are detailed below (in thousands):

                                                                             JUNE 30,       DECEMBER 31,
                               DESCRIPTION                                     1998            1997
               ------------------------------------------                    --------       ------------
             7% Debentures (face amount)  . . . . . . . . . . . . . . . .    $ 20,555         $ 22,808
             Unrecognized gain from purchase and exchange, net of
                $3,005 and $2,736 accumulated amortization,
                respectively  . . . . . . . . . . . . . . . . . . . . . .       1,215            1,484
                                                                             --------         --------

                   Totals   . . . . . . . . . . . . . . . . . . . . . . .    $ 21,770         $ 24,292
                                                                             ========         ========

         Exchange Offer. On June 17, 1998, the Company announced a commission-free exchange offer (the "Exchange Offer") to all holders of its 7% Debentures. The Company offered to exchange the 7% Debentures for a new issue of 8.5% Collateralized Subordinated Debentures due July 31, 2005 in the ratio of $100 principal amount of 8.5% Debentures for each $100 principal amount of 7% Debentures tendered for exchange. The original expiration date for the Exchange Offer was Friday July 31, 1998. On that date, the Company announced that it has extended the expiration date to August 28, 1998, and increased the interest rate from 8.5% to 10.0% for the new issue of Collateralized Subordinated Debentures due July 31, 2005 (the "10.0% Debentures"). Tendering debenture holders will be entitled to receive accrued interest from July 31, 1998, the date of the last interest payment.

         The 10.0% Debentures will be secured by a first and senior lien on the capital stock of the Company's Brock Suites Hotel, Inc. subsidiary and by a subordinate and junior lien on the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries which are pledged to secure the 7% Debentures.

         Terms and conditions of the Exchange Offer are described in an Exchange Offer Circular dated June 22, 1998, and a supplemental modification letter dated July 31, 1998, both of which were mailed to all holders of the 7% Debentures.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

6.  INCOME TAXES

         The following is a summary of income tax expense (in thousands):

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                  --------------------              --------------------
                                                  1998           1997               1998          1997
                                                  -----          -----              -----       --------
             Federal
                Current . . . . . . . . . . . .   $  20          $  25              $  30       $    525
                Deferred  . . . . . . . . . . .      --             --                 --          8,960
                                                  -----          -----              -----       --------
                   Sub-total  . . . . . . . . .      20             25                 30          9,485

             State    . . . . . . . . . . . . .      92            106                177            241
                                                  -----          -----              -----       --------
                   Total  . . . . . . . . . . .   $ 112          $ 131              $ 207       $  9,726
                                                  =====          =====              =====       ========

         As a result of the substantial tax gain from the March 1997 sale of ShowBiz, the Company recorded a related non-cash deferred federal tax charge of $8,960,000 in the 1997 first quarter, which reflected the realization of tax benefits from the utilization of the Company's tax net operating loss carryforwards ("NOLs") and a current federal tax charge of $500,000 for alternative minimum tax.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the deferred tax asset (net of valuation allowance) was $2,040,000 at June 30, 1998. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

7.  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           -------------------
                        DESCRIPTION                                          1998        1997
           -----------------------------------------                       ------        -----
         Supplemental schedule of noncash investing and financing
           activities:

            Issuance of treasury stock in exchange for
            common shares of ShowBiz:
               Investment in ShowBiz  . . . . . . . . . . . . . . . . . .  $    --       $3,820

               Reduction of additional paid-in capital  . . . . . . . . .       --        2,626
                                                                           -------       ------
               Reduction in treasury stock  . . . . . . . . . . . . . . .       --        6,446
            Repayment of note payable from funds held in
               restricted cash  . . . . . . . . . . . . . . . . . . . . .       --          375
            Recording of proportionate share of stockholders'
               equity transaction of equity investments . . . . . . . . .       --          143

         Supplemental disclosures of cash payments:

            Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,995       $3,030
            Income taxes paid . . . . . . . . . . . . . . . . . . . . . .      371          404

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

8.  COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                                ---------------------      ------------------
                        DESCRIPTION                              1998          1997          1998       1997
           -----------------------------------------           --------      --------      --------   --------
         NET INCOME
         Net income, as reported  . . . . . . . . . . . . . .   $1,905         $3,221       $2,249    $11,602
         Less: Dividends on preferred stock . . . . . . . . .       50             50           50         50
                                                                ------         ------       ------    -------
         Net income available to common stockholders  . . . .   $1,855         $3,171       $2,199    $11,552
                                                                ======         ======       ======    =======


         AVERAGE SHARES OUTSTANDING
         Outstanding shares - basic . . . . . . . . . . . . .    1,255          1,546        1,255      1,553
         Stock options  . . . . . . . . . . . . . . . . . . .       55             33           53         30
                                                                ------         ------       ------    -------
         Outstanding shares - assuming dilution . . . . . . .    1,310          1,579        1,308      1,583
                                                                ======         ======       ======    =======

         NET INCOME PER COMMON SHARE
         Basic  . . . . . . . . . . . . . . . . . . . . . . .    $1.48          $2.05        $1.75      $7.44
         Assuming dilution  . . . . . . . . . . . . . . . . .    $1.42          $2.01        $1.68      $7.30

9.  SUBSEQUENT EVENT

          In July 1998, the Company purchased the owner's rental contracts,
    real estate and certain other assets for $2.1    million at The Enclave
    Suites resort condominium hotel located in Orlando, Florida.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

         The Company reported net income of $1,905,000 for the second quarter ended June 30, 1998, compared to net income of $3,221,000 in the 1997 period. The six month net income of $2,249,000 compared to net income of $11,602,000 in the 1997 period. Total revenue for the 1998 second quarter was $32,025,000, compared to $36,258,000 in the prior-year period. For the six months, revenue was $63,125,000, compared to $88,073,000 in the prior-year period. The 1997 six months results included a gain of $18,277,000 from the sale of the Company's investment in ShowBiz, partially offset by a related tax charge of $9,485,000.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $1,393,000 for the quarter ended June 30, 1998 decreased by $152,000, or 10%, from $1,545,000 in the prior-year period. Fee income of $2,635,000 for the six months increased by $117,000 from $2,518,000 for the similar period a year ago. Fees are derived from asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The fluctuations are due primarily to the timing of leasing fees earned from third party owners, partially offset by a decline in fees for construction supervision services.

         The equity income from investments in HRP represents the Company's recognition of its pro rata share of the income reported by HRP and amortization of negative goodwill. For the 1998 second quarter, the Company reported income of $428,000 compared to income of $316,000 in the period a year ago. The comparative six month amounts were income of $366,000 in 1998 and $406,000 in 1997. The six month decline resulted principally from HRP's recognition of an extraordinary loss from early debt extinguishment in the 1998 first quarter.

         Expenses. Administrative expenses of $460,000 and $1,015,000 , in the 1998 second quarter and six month periods, decreased from $579,000 and $1,114,000 in the comparable year-ago periods, due to lower leasing commissions paid in connection with the reduced leasing fees earned from third party owners.

         Amortization expense of $168,000 for the second quarter and $336,000 for the six months in both the 1998 and 1997 periods relate to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense decreased to $-0- from $40,000 in the 1998 second quarter and to $58,000 from $80,000 in the six month period, due to reduced charges in the 1998 periods for the HRP Participation Amount discussed in
    Note 4 on the related $500,000 promissory note pending the outcome of litigation.

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

         Gas revenue for the 1998 second quarter increased $334,000, or 52%, to $982,000 from $648,000. For the six months, gas revenue increased $135,000, or 8%, to $1,845,000 from $1,710,000. The increase in gas revenue for the six months was due primarily to an increase in production to 879,000 mcf from 703,000 mcf, partially offset by a decrease in the average gas price to $2.10 from $2.43 per mcf. Oil revenue for the 1998 second quarter decreased $78,000, or 20%, to $317,000 from $395,000. For the six months, oil revenue declined by $277,000, or 27%, to $743,000 from $1,020,000. The decrease for the six months was attributable to a decrease in the average price per barrel to $13.27 from $20.40, partially offset by an increase in production to 56,000 barrels from 50,000 barrels. The increase in oil and gas production is primarily due to the shut-in of two wells in Louisiana while workover procedures were performed during the second quarter of 1997.

         Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The decreases in other income to $24,000 for the 1998 quarter from $146,000 in the 1997 period and to $74,000 for the 1998 six month period from $224,000 in the 1997 period are primarily due to a decrease in HEP's equity in earnings of affiliate due to a property impairment taken by HEP's affiliate during the 1998 second quarter.

         Expenses. Operating expenses increased by $69,000 to $401,000 for the 1998 second quarter from $332,000 in the prior-year quarter and increased by $140,000 to $800,000 for the six months from $660,000 as a result of increased production taxes resulting from the increased production described above.

         Depreciation, depletion and amortization decreased to $309,000 for the 1998 second quarter and increased to $686,000 for the six months compared to $318,000 and $627,000 in the year-ago periods. The increase for the six month period is attributable to higher depletion in 1998 due to the increase in production.

         Administrative expenses decreased by $12,000 for the 1998 second quarter to $221,000 from $233,000 in the 1997 quarter and decreased by $62,000 to $446,000 for the 1998 six month period from $508,000 due to a decrease in allocated internal overhead.

         Interest expense increased by $25,000 to $129,000 for the 1998 second quarter compared to $104,000 in 1997 and increased by $51,000 to $275,000 for the 1998 six month period, compared to $224,000 in 1997, due to an increase in the Company's term loan in November 1997 and an increase in the pro rata share of HEP's interest expense due to HEP's higher outstanding debt in 1998.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

TEXTILE PRODUCTS.

         Revenue. Sales of $22,297,000 decreased $4,682,000, or 17%, in the 1998 second quarter, compared to $26,979,000 in the 1997 quarter. The comparative six month sales decreased $4,872,000, or 10%, to $45,612,000 from $50,484,000 in 1997. Sales of the distribution businesses were lower in the 1998 periods than in 1997, due to decreased demand for textile products in consumer markets, which was partially offset by increased sales of industrial products. This appears to be the result of a high level of U.S. consumer spending on durable goods versus nondurable, unusual weather patterns affecting outerwear sales and availability of lower priced Asian imports. The decrease in sales at the processing plants was less than 1%.

         Expenses. Cost of sales of $19,284,000 decreased $3,894,000, or 17%, from $23,178,000 in the 1998 second quarter and decreased $4,106,000, or 9%, to $39,442,000 from $43,548,000 for the six months. The decrease in cost of sales was

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    principally the result of the decrease of sales revenue. The lower gross profit margin for the 1998 second quarter (13.5% versus 14.1%) and the six-month periods (13.5% versus 13.7%) resulted from lower gross profit margin in distribution businesses due to competitive market pressures experienced in 1998.

          Administrative and selling expenses of $2,269,000 decreased by $128,000 in the 1998 second quarter from $2,397,000 for the comparable 1997 period, and decreased $126,000 for the six-month period to $4,532,000 from $4,658,000 for the comparable 1997 period.

         Interest expense decreased by $7,000 to $279,000 for the 1998 second quarter from $286,000 in 1997, and increased by $20,000 for the six months to $548,000 from $528,000 due to fluctuating average borrowings during the periods.

    HOTELS

         Revenue. Sales of $5,348,000 in the 1998 second quarter decreased by $231,000, or 4% from the year-ago amount of $5,579,000. The 1998 six-month hotel sales of $10,346,000 decreased by $1,090,000, or 10%, compared to $11,436,000 for the 1997 period. The Longboat Key Holiday Inn revenues for the six months declined by $836,000, as a result of an extensive renovation project, which began in October 1997 and was completed in April 1998, and adverse weather conditions. For the remaining hotel properties, the average daily rate declined 3.2% and the average occupancy level was unchanged in the 1998 six months compared to the prior-year period.

         Expenses. Operating expenses of $4,555,000 for the 1998 second quarter were up $54,000 from $4,501,000 in 1997. The 1998 six month hotel operating expenses decreased by $49,000 to $8,980,000, compared to $9,029,000 for the 1997 period. The reduction for the six months was attributable to minor decreases at the various properties, partially offset by an increase of $57,000 at the Residence Inn hotel in Greenville, South Carolina.

         Depreciation and amortization expense decreased by $15,000 to $669,000 for the 1998 second quarter from $684,000 in the prior-year period. Depreciation and amortization for the 1998 and 1997 six month periods were $1,338,000 and $1,374,000, respectively. The decrease is attributable to the full amortization of the leasehold interest for the Oklahoma City Embassy Suite in June 1997, offset by additional depreciation from recent capital expenditures at the remaining properties.

         Interest expense decreased by $119,000 to $249,000 for the 1998 second quarter from $368,000 in 1997 and decreased by $231,000 to $501,000 for the six month period from $732,000, principally due to the refinancing of the mortgage loans in the 1997 fourth quarter on the Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina at more favorable interest rates.

    ASSOCIATED COMPANY

         Revenue. The 1997 six month period includes income of $1,139,000 from the Company's pro-rata share of ShowBiz results using the equity method of accounting prior to the sale. In March 1997 the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions, and reported a gain of $18,277,000 from the transaction. See Note 2.

         Expenses. Interest recovery of $1,256,000 for the 1997 second quarter was primarily attributable to the settlement of litigation involving the ShowBiz Participation Amount with the Integra Unsecured Creditors Trust. The Company had recorded the potential amount of $1,675,000 for the ShowBiz Participation Amount provisions associated with the $4,000,000 promissory note in the 1997 first quarter, which was adjusted to the settlement amount in the 1997 second quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




    OTHER

         Revenue. In May 1998, the Company favorably settled a 1996 litigation claim involving its former merchant banking activities for $1,025,000 in cash, which has been reported as income in the 1998 second quarter. Fee income in the 1998 second quarter of $138,000 and $275,000 for the six months compares to the 1997 amounts of $179,000 and $285,000, respectively. The decreases are primarily due to a modification of a consulting agreement with one of the Company's affiliated companies. Interest on short-term investments and other income decreased by $309,000 to $73,000 for the 1998 second quarter and decreased by $370,000 to $204,000 for the 1998 six months from $382,000 and $574,000, respectively. The decreases were primarily attributable to lower interest income earned on the Company's short-term investments, and lower rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity
    - Integra-A Hotel and Restaurant Company, which lease expired in May 1998.

         Expenses. Administrative expenses of $795,000 for the 1998 second quarter increased by $58,000, or 8%, from the prior year amount of $737,000, and declined in the 1998 six month period by $17,000, or 1%, to $1,360,000, compared to the prior year amount of $1,377,000. The 1998 second quarter and six month expenses included a payment of $145,000 for the value of retiring unexercised stock options.

         Interest expense in the amount of $220,000 for the 1998 second quarter decreased by $894,000 from the prior year amount of $1,114,000 and decreased $1,761,000 for the six months to $459,000 from the prior year amount of $2,220,000. The decreases were primarily due to the Company's repurchase of $12,875,000 of its 13.5% Debentures pursuant to a self-tender offer completed in June 1997 and the redemption of the remaining $14,287,000 balance of its outstanding 13.5% Debentures completed in December 1997. Additionally, the Company repurchased 7% Debentures with a face amount of $2,253,000 in January 1998, to satisfy the balance of a sinking fund requirement contained in the indenture. See Note 5.

         Income taxes. Income taxes were $112,000 for the 1998 second quarter and $131,000 in the 1997 quarter. The 1998 quarter included a $20,000 federal current charge and $92,000 for state taxes compared to the 1997 second quarter which included a $25,000 federal current charge and $106,000 for state taxes. The 1998 six month period included a $30,000 federal current charge and $177,000 for state taxes. The 1997 six month period included an $8,960,000 non-cash federal deferred tax charge, a federal current charge of $525,000 for alternative minimum tax (both charges primarily relating to the ShowBiz sale) and $241,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

         As of June 30, 1998, the Company had approximately $115,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability, including $42,944,000 of NOLs which expire in the 1998 calendar year. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $6,000,000 of the NOLs prior to their ultimate expiration in the year 2011.

         Management believes that the Company has certain tax planning strategies available, which include the potential sale of hotel properties and certain other assets, that could be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re- evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in the imposition of such limitations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Extraordinary gain from extinguishment of debt. The Company recognized an extraordinary gain from debt extinguishment of $107,000 in the 1998 first quarter from the purchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000. During the 1997 second quarter, the Company recognized an extraordinary gain of $877,000, which was attributable to the partial repurchase of 13.5% Debentures pursuant to the self-tender offer completed in June 1997.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at June 30, 1998 totaled $2,937,000.

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

         The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company reports its share of the long-term obligations of its HEP affiliate which was $4,787,000 at June 30, 1998. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. HEP's unused borrowing capacity under the revolving credit agreement was $22,800,000 at June 30, 1998. HEPGP amended, restated and increased its term loan to $4,000,000 in November 1997 which had a balance of $3,067,000 at June 30, 1998. The term loan contains a provision which prohibits HEPGP from making any distribution to the Company during the term of the loan which matures in May 2000.

         In February 1998, HEP closed its public offering of 1.8 million Class C units priced at $10.00 per unit. Proceeds to HEP, net of underwriting discounts and expenses, were approximately $16,315,000. HEP used $14,000,000 of the net proceeds to repay borrowings and applied the remaining amount towards the repayment of HEP's outstanding contract settlement obligation.

         Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At June 30, 1998, Brookwood had $3,708,000 of unused borrowing capacity on its line of credit. In April 1998, the Company received a $500,000 cash dividend from Brookwood on its preferred stock and is expected to receive an additional $284,000 in September 1998. Future dividends will be paid as permitted by the revolver, which allows for dividends to be paid to the extent of 80% of cash flow after capital expenditures.

         The Company's hotel segment generates cash flow from operating five hotels (one Holiday Inn in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). The sale of hotel properties may also provide a source of liquidity; however, sales transactions may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The Company has recently renovated the Longboat Key Holiday Inn hotel with part of the financing provided by the owner, and has been informed by Marriott that substantial renovations will have to be made to each of the three Residence Inn hotels prior to the renewal of their franchise in January 2000. In July 1998, the Company acquired the owner's rental contracts to manage a hotel condominium resort in Orlando, Florida, for which it will receive monthly management fees.

         Management believes that it will have sufficient funds for operations and to satisfy its obligations.

           Information Systems and the Year 2000. As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000.
    Systems that do not properly recognize such information could generate erroneous data or fail. The Company's primary software package has been developed and is continually updated by a third-party provider, who has provided assurances that timely updates will be made available to ensure full Year 2000 compliance of the software package. The Company expects to receive the fully tested and updated software package in 1998 and anticipates that it will incur nominal costs associated with its software or hardware operating systems for this process. Additionally, the Company is currently in the process of verifying that its affiliated entities, service providers and other external parties are addressing and resolving their Year 2000 compliance. Failure by the Company, or its affiliates, vendors or customers, to complete Year 2000 compliance work in a timely manner could have a material adverse effect on the Company's operations.

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

    2    Changes in Securities                                                                          None

    3    Defaults upon Senior Securities                                                                None

    4    Submission of Matters to a Vote of Security Holders                                            None

    5    Other Information                                                                              None

    6    Exhibits and Reports on Form 8-K

         (a) Exhibits

             (i) 10.30 -Amendment No. 4, dated as of March 18, 1998, to Credit Agreement dated as of January 7, 1997, among Brookwood Companies Incorporated,
                        Kenyon Industries, Inc. and Brookwood Laminating, Inc., as Borrowers
                        and The Bank of New York, filed herewith                                        Page 24-27

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



                                         THE HALLWOOD GROUP INCORPORATED



Dated: August 12, 1998                   By:   /s/ Melvin J. Melle
                                            ----------------------------------
                                             Melvin J. Melle, Vice President
                                              (Duly Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
10.30                Amendment No. 4 to Credit Agreement

27                   Financial Data Schedule