Form 10-Q
period 1998-09-30
HALLWOOD GROUP INC
filed 1998-11-16
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ----------------------

                                   Form 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD from                      TO
                                           ---------------    ----------------

FOR THE PERIOD ENDED SEPTEMBER 30, 1998         COMMISSION FILE NUMBER:  1-8303

                       ------------------------------

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                       ------------------------------


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

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

              1,254,751 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 1998.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               TABLE OF CONTENTS


     ITEM NO.            PART I - FINANCIAL INFORMATION                             PAGE
     --------            ------------------------------                             ----
        1          Financial Statements:

                   Consolidated Balance Sheets as of September 30, 1998
                      and December 31, 1997   . . . . . . . . . . . . . . . . . .    3-4

                   Consolidated Statements of Operations for the
                      Nine Months Ended September 30, 1998 and 1997   . . . . . .    5-6

                   Consolidated Statements of Operations for the
                      Three Months Ended September 30, 1998 and 1997  . . . . . .    7-8

                   Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 1998 and 1997   . . . . . .      9

                   Notes to Consolidated Financial Statements   . . . . . . . . .  10-16

        2          Managements's Discussion and Analysis of
                      Financial Condition and Results of Operations   . . . . . .  17-24



                           PART II - OTHER INFORMATION
                           ---------------------------

     1 thru 6      Exhibits, Reports on Form 8-K and Signature Page   . . . . . .  25-26

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                          1998               1997
                                                      -------------     -------------
ASSET MANAGEMENT                                       (unaudited)
   REAL ESTATE
      Investments in HRP ........................     $       7,569     $       7,197
      Receivables and other assets ..............               619             1,063
                                                      -------------     -------------
                                                              8,188             8,260

   ENERGY
      Oil and gas properties, net ...............            10,242             9,589
      Current assets of HEP .....................             2,815             2,657
      Noncurrent assets of HEP ..................             1,451             1,859
      Receivables and other assets ..............                59               434
                                                      -------------     -------------
                                                             14,567            14,539
                                                      -------------     -------------

          Total asset management assets .........            22,755            22,799

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Inventories ...............................            15,987            17,935
      Receivables ...............................            13,119            14,296
      Property, plant and equipment, net ........             8,614             9,057
      Other .....................................               866               938
                                                      -------------     -------------
                                                             38,586            42,226
   HOTELS
      Properties, net ...........................            32,357            14,168
      Receivables and other assets ..............             4,414             1,742
                                                      -------------     -------------
                                                             36,771            15,910
                                                      -------------     -------------

          Total operating subsidiaries assets ...            75,357            58,136

OTHER
      Deferred tax asset, net ...................             2,040             2,040
      Cash and cash equivalents .................             1,337             4,737
      Other .....................................               844             1,557
      Restricted cash ...........................               759               489
                                                      -------------     -------------

          Total other assets ....................             4,980             8,823
                                                      -------------     -------------

          TOTAL .................................     $     103,092     $      89,758
                                                      =============     =============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1998                1997
                                                                               --------------      --------------
ASSET MANAGEMENT                                                                (unaudited)
   REAL ESTATE
      Accounts payable and accrued expenses ..............................     $          735      $        1,295
      Loan payable .......................................................                500                 500
                                                                               --------------      --------------
                                                                                        1,235               1,795
   ENERGY
      Long-term obligations of HEP .......................................              4,670               4,731
      Current liabilities of HEP .........................................              3,380               2,793
      Loan payable .......................................................              2,667               3,867
      Accounts payable and accrued expenses ..............................                595                 548
                                                                               --------------      --------------
                                                                                       11,312              11,939
                                                                               --------------      --------------
          Total asset management liabilities .............................             12,547              13,734

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Loan payable .......................................................             10,200              13,800
      Accounts payable and accrued expenses ..............................              7,882               7,771
                                                                               --------------      --------------
                                                                                       18,082              21,571
   HOTELS
      Loans payable ......................................................             30,457              12,019
      Accounts payable and accrued expenses ..............................              2,007               1,607
                                                                               --------------      --------------
                                                                                       32,464              13,626
                                                                               --------------      --------------
          Total operating subsidiaries liabilities .......................             50,546              35,197

OTHER
      7% Collateralized Senior Subordinated Debentures ...................             14,824              24,292
      10% Collateralized Subordinated Debentures .........................              6,818                --
      Interest and other accrued expenses ................................              1,046               1,364
                                                                               --------------      --------------
          Total other liabilities ........................................             22,688              25,656
                                                                               --------------      --------------
          TOTAL LIABILITIES ..............................................             85,781              74,587

REDEEMABLE PREFERRED STOCK
      Series B, 250,000 shares issued and outstanding;
           stated at redemption value ....................................              1,000               1,000

STOCKHOLDERS' EQUITY
      Preferred stock, 250,000 shares issued and outstanding as
       Series B ..........................................................               --                  --
      Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,254,751 and 1,261,757 shares, respectively .......                160                 160
      Additional paid-in capital .........................................             54,823              54,823
      Accumulated deficit ................................................            (29,303)            (31,693)
      Treasury stock, 342,453 and 335,447 shares, respectively, at cost ..             (9,369)             (9,119)
                                                                               --------------      --------------

          TOTAL STOCKHOLDERS' EQUITY .....................................             16,311              14,171
                                                                               --------------      --------------

          TOTAL ..........................................................     $      103,092      $       89,758
                                                                               ==============      ==============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         ---------------------------------
                                                             1998               1997
                                                         --------------     --------------
ASSET MANAGEMENT
   REAL ESTATE
      Fees .........................................     $        4,107     $        3,648
      Equity income from investments in HRP ........                882                625
                                                         --------------     --------------
                                                                  4,989              4,273

      Administrative expenses ......................              1,442              1,427
      Depreciation and amortization ................                504                504
      Interest .....................................                 58                120
      Provisions for loss ..........................               --                   81
                                                         --------------     --------------
                                                                  2,004              2,132
                                                         --------------     --------------
          Income from real estate operations .......              2,985              2,141

   ENERGY
      Gas revenues .................................              2,830              2,781
      Oil revenues .................................              1,081              1,502
      Other income .................................                 56                247
                                                         --------------     --------------
                                                                  3,967              4,530

      Depreciation, depletion and amortization .....              1,206                982
      Operating expenses ...........................              1,133              1,075
      Administrative expenses ......................                679                726
      Interest .....................................                411                306
                                                         --------------     --------------
                                                                  3,429              3,089
                                                         --------------     --------------
          Income from energy operations ............                538              1,441
                                                         --------------     --------------

          Income from asset management operations ..              3,523              3,582

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales ........................................             63,420             70,139

      Cost of sales ................................             54,847             60,769
      Administrative and selling expenses ..........              6,684              6,858
      Interest .....................................                741                775
                                                         --------------     --------------
                                                                 62,272             68,402
                                                         --------------     --------------
          Income from textile products operations ..              1,148              1,737

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 ----------------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                    1998                1997
                                                                 --------------      --------------
   HOTELS
      Sales ................................................     $       16,013      $       16,543

      Operating expenses ...................................             14,004              13,268
      Depreciation and amortization ........................              2,051               2,000
      Interest .............................................                847               1,106
                                                                 --------------      --------------
                                                                         16,902              16,374
                                                                 --------------      --------------
          Income (loss) from hotel operations ..............               (889)                169
                                                                 --------------      --------------

          Income from operating subsidiaries ...............                259               1,906

ASSOCIATED COMPANY
      Income from investment in ShowBiz ....................               --                19,416

      Interest .............................................               --                   607
                                                                 --------------      --------------

          Income from associated company ...................               --                18,809

OTHER
      Litigation settlement ................................              1,025                --
      Fee income ...........................................                412                 423
      Interest on short-term investments and other income ..                142                 862
                                                                 --------------      --------------
                                                                          1,579               1,285

      Administrative expenses ..............................              1,982               2,095
      Interest .............................................                706               2,931
                                                                 --------------      --------------
                                                                          2,688               5,026
                                                                 --------------      --------------

          Other loss, net ..................................             (1,109)             (3,741)
                                                                 --------------      --------------

      Income before income taxes and extraordinary gain ....              2,673              20,556
      Income taxes .........................................                340               9,776
                                                                 --------------      --------------

      Income before extraordinary gain .....................              2,333              10,780
      Extraordinary gain from early extinguishment
       of debt .............................................                107                 877
                                                                 --------------      --------------

NET INCOME .................................................     $        2,440      $       11,657
                                                                 ==============      ==============

PER COMMON SHARE
   BASIC
      Income before extraordinary gain .....................     $         1.82      $         7.38
      Extraordinary gain from early extinguishment
       of debt .............................................               0.08                0.60
                                                                 --------------      --------------
          Net income .......................................     $         1.90      $         7.98
                                                                 ==============      ==============
   ASSUMING DILUTION
      Income before extraordinary gain .....................     $         1.75      $         7.20
      Extraordinary gain from early extinguishment
       of debt .............................................               0.08                0.59
                                                                 --------------      --------------
          Net income .......................................     $         1.83      $         7.79
                                                                 ==============      ==============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                ----------------------------------
                                                                     1998                1997
                                                                --------------      --------------
ASSET MANAGEMENT
   REAL ESTATE
      Fees ................................................     $        1,390      $        1,120
      Equity income from investments in HRP ...............                516                 219
                                                                --------------      --------------
                                                                         1,906               1,339

      Administrative expenses .............................                427                 313
      Depreciation and amortization .......................                168                 168
      Provision for loss ..................................               --                    81
      Interest ............................................               --                    40
                                                                --------------      --------------
                                                                           595                 602
                                                                --------------      --------------
          Income from real estate operations ..............              1,311                 737

   ENERGY
      Gas revenues ........................................                985               1,071
      Oil revenues ........................................                338                 482
      Other income (loss) .................................                (18)                 23
                                                                --------------      --------------
                                                                         1,305               1,576

      Depreciation, depletion and amortization ............                520                 355
      Operating expenses ..................................                333                 415
      Administrative expenses .............................                233                 218
      Interest ............................................                136                  82
                                                                --------------      --------------
                                                                         1,222               1,070
                                                                --------------      --------------
          Income from energy operations ...................                 83                 506
                                                                --------------      --------------

          Income from asset management operations .........              1,394               1,243

OPERATING SUBSIDIARIES
   TEXTILE PRODUCTS
      Sales ...............................................             17,808              19,655

      Cost of sales .......................................             15,405              17,221
      Administrative and selling expenses .................              2,152               2,200
      Interest ............................................                193                 247
                                                                --------------      --------------
                                                                        17,750              19,668
                                                                --------------      --------------
          Income (loss) from textile products operations ..                 58                 (13)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                ----------------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                   1998                1997
                                                                --------------      --------------
   HOTELS
      Sales ...............................................     $        5,667      $        5,107

      Operating expenses ..................................              5,024               4,239
      Depreciation and amortization .......................                713                 626
      Interest ............................................                346                 374
                                                                --------------      --------------
                                                                         6,083               5,239
                                                                --------------      --------------
          Loss from hotel operations ......................               (416)               (132)
                                                                --------------      --------------

          Loss from operating subsidiaries ................               (358)               (145)

OTHER
      Fee income ..........................................                137                 138
      Interest on short-term investments and other income .                 20                 298
                                                                --------------      --------------
                                                                           157                 436

      Administrative expenses .............................                622                 718
      Interest ............................................                247                 711
                                                                --------------      --------------
                                                                           869               1,429
                                                                --------------      --------------

          Other loss, net .................................               (712)               (993)
                                                                --------------      --------------

      Income before income taxes ..........................                324                 105
      Income taxes ........................................                133                  50
                                                                --------------      --------------

NET INCOME ................................................     $          191      $           55
                                                                ==============      ==============

NET INCOME PER COMMON SHARE
      Basic ...............................................     $         0.15      $         0.04
                                                                ==============      ==============

      Assuming Dilution ...................................     $         0.15      $         0.04
                                                                ==============      ==============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    ----------------------------------
                                                                         1998                1997
                                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .................................................     $        2,440      $       11,657

   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation, depletion and amortization ................              4,817               4,367
      Undistributed income from HEP ...........................             (1,968)             (2,684)
      Distributions from HEP ..................................              1,552               1,427
      Equity in net (income) of HRP ...........................               (882)               (625)
      Amortization of deferred gain from debenture exchange ...               (397)               (448)
      Extraordinary gain from extinguishment of debt ..........               (107)               (877)
      Equity in net (income) of ShowBiz .......................               --                (1,139)
      Gain from sale of investment in ShowBiz .................               --               (18,277)
      Net change in deferred tax asset ........................               --                 8,960
      Payment of ShowBiz Participation Amount .................               --                (1,256)
      Net change in accrued interest on 13.5% Debentures ......               --                 1,313
      Provision for loss ......................................               --                    81
      Net change in textile products assets and liabilities ...              3,264              (1,941)
      Net change in other assets and liabilities ..............               (554)                856
      Net change in energy assets and liabilities .............                 75                  98
                                                                    --------------      --------------

          Net cash provided by operating activities ...........              8,240               1,512

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of hotel properties and related assets ............            (20,378)               --
   Investments in hotel properties ............................             (1,295)             (1,044)
   Investments in textile products property and equipment .....               (569)               (903)
   Net change in restricted cash for investing activities .....               (270)               (276)
   Investment in HEP by general partner .......................               (171)               --
   Investments in energy property and equipment ...............               (149)               (164)
   Net proceeds from sale of investment in ShowBiz ............               --                40,323
   Purchase of minority shares of HEC .........................               --                  (648)
                                                                    --------------      --------------

          Net cash provided by (used in) investing
              activities ......................................            (22,832)             37,288

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable ............             18,550               1,650
   Repayment of bank borrowings and loans payable .............             (4,912)            (13,048)
   Repurchase of 7% Debentures ................................             (2,146)               --
   Purchase of common stock for treasury ......................               (250)             (8,373)
   Payment of preferred stock dividends .......................                (50)                (50)
   Repurchase of 13.5% Debentures .............................               --               (12,875)
                                                                    --------------      --------------

          Net cash provided by (used in) financing
              activities ......................................             11,192             (32,696)
                                                                    --------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........             (3,400)              6,104

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................              4,737               7,495
                                                                    --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $        1,337      $       13,599
                                                                    ==============      ==============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

         Accounting Policies. The Company has adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income, effective January 1, 1998. The Company had no items of other comprehensive income for the periods presented herein.

            In June 1998, SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities was issued, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The changes in the fair value of a derivative depends on the intended use of the derivative. The Company currently has hedging contracts in its energy segment as related to oil and gas activities. The statement is effective for all quarters for fiscal years beginning after June 15, 1999. The Company has not fully assessed the impact that will result from adopting SFAS No. 133.

2. INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):


                                              AS OF SEPTEMBER 30, 1998           AMOUNT AT             INCOME FROM INVESTMENTS
                                              -------------------------      WHICH CARRIED AT         FOR THE NINE MONTHS ENDED
                                                              COST OR    --------------------------          SEPTEMBER 30,
       BUSINESS SEGMENTS AND                    NUMBER OF    ASCRIBED    SEPTEMBER 30,  DECEMBER 31,  -------------------------
     DESCRIPTION OF INVESTMENT                   UNITS         VALUE         1998          1997           1998          1997
     -------------------------                ------------  -----------  ------------   -----------   -----------   -----------
    REAL ESTATE AFFILIATE
       HALLWOOD REALTY PARTNERS, L.P. (A)
       - General partner interest .........          --     $     8,650   $     3,955   $     4,435   $        30   $        19
       - Limited partner interest .........       413,040         5,381         3,614         2,762           852           606
                                                            -----------   -----------   -----------   -----------   -----------

           Totals .........................                 $    14,031   $     7,569   $     7,197   $       882   $       625
                                                            ===========   ===========   ===========   ===========   ===========

    ASSOCIATED COMPANY
       SHOWBIZ PIZZA TIME, INC. (B)
       - Common stock
           Equity in earnings .............                                                                         $     1,139
           Gain on sale of shares .........                                                                              18,277
                                                                                                                    -----------

           Totals .........................                                                                         $    19,416
                                                                                                                    ===========

    (A) At September 30, 1998, Hallwood Realty Corporation ("HRC"), a wholly owned subsidiary of the Company, owned a 1% general partner interest and the Company owned a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of any partner capital transactions reported by HRP. The carrying value of the Company's investment in HRP includes such non-cash adjustments for its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments from the original date of investment through September 30, 1998, resulted in a $49,000 decrease in the carrying value of the HRP investment.

           The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the nine months ended September 30, 1998 and 1997 such amortization was $504,000 in each period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

           As discussed in Note 4, the Company has pledged 89,269 limited partner units to collateralize a promissory note in the principal amount of $500,000 and issued a limited negative pledge on all of the HRP units, including the 89,269 pledged units, to secure the energy term loan.

           The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at September 30, 1998 were $56.00 and $8.75, respectively. The general partner interest is not publicly traded.

    (B) The Company accounted for its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") using the equity method of accounting. For the 1997 nine month period the equity income was $1,139,000. ShowBiz changed its name in June 1998 to CEC Entertainment, Inc.

           In March 1997, the Company completed the sale of its entire 2,632,983 shares of ShowBiz common stock at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale was used to repay a $7,000,000 line of credit and a $4,000,000 promissory note. The Company reported a gain of $18,277,000 from the transaction.

3.  LITIGATION, CONTINGENCIES AND COMMITMENTS

       Reference is made to Note 17 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1997. There has been no significant change since that time.

4.  LOANS PAYABLE

       Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                1998             1997
                                                                           --------------   --------------
         Real Estate
           Promissory note, 8%, originally due March 1998 (see below) ..   $          500   $          500


         Energy
           Term loan, libor + 3.5%, due May 2000 .......................            2,667            3,867

         Textile Products
           Revolving credit facility, prime + .25%, due January 2000 ...           10,200           13,800

         Hotels
           Term loan, 7.5% fixed, due October 2008 .....................           17,250             --
           Term loan, 7.86% fixed, due January 2008 ....................            6,687            6,750
           Term loan, 8.20% fixed, due November 2007 ...................            5,220            5,269
           Term loan, libor + 7.5%, due October 2005 ...................            1,300             --
                                                                           --------------   --------------
                                                                                   30,457           12,019
                                                                           --------------   --------------

              Total ....................................................   $       43,824   $       30,186
                                                                           ==============   ==============

         Further information by business segment is provided below:

    Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000 promissory note due March 8, 1998. The

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

    note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the noteholder had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). The Company accrued the full amount of $500,000 as a charge to interest expense, of which $50,000 and $90,000 were recorded in the nine months ended September 30, 1998 and 1997, respectively.

         The Company tendered full payment, including the HRP Participation Amount totaling $1,000,000, in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the tendered payment and returned it to the Company and instituted litigation in the State of Delaware. The litigation is currently in the discovery phase and a trial date has not yet been scheduled.

    Energy

         Term loan. In November 1997, the Company's HEPGP Ltd. partnership ("HEPGP") amended, restated and increased its term loan to $4,000,000 from the First Union Bank of North Carolina. The term loan is collateralized by all of the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP has also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of libor plus 3.5% (9.09% at September 30, 1998); (iv) a limited negative pledge relating to the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests. The outstanding balance at September 30, 1998 was $2,667,000.

         Included in the consolidated balance sheets are the Company's share of long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP") in the amount of $4,670,000 and $4,731,000 at September 30, 1998 and December 31, 1997, respectively.

    Textile Products

         Revolving credit facility. In January 1997, the Company's Brookwood subsidiary entered into a new revolving credit facility in an amount of up to $14,000,000 ($15,000,000 between April and June 1997) with The Bank of New York ("BNY"). The facility was amended on April 30, 1998 to temporarily increase the facility to $17,500,000 for the period between March and August 1998, and to permanently increase the amount to $15,000,000 thereafter. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The BNY facility expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.50% at September 30, 1998) or libor plus 2.25%. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at September 30, 1998 was $10,200,000.

    Hotels

         Term Loans. In September 1998, the Company formed two new wholly-owned subsidiaries, Hallwood Hotels - OKC Inc. to acquire the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000, and Hallwood Hotels - OKC Mezz, Inc. to acquire a mezzanine loan related to that fee acquisition. Prior to the fee acquisition, the Company held a leasehold interest in the hotel. The mortgage loan for $17,250,000 included the following significant terms: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

    permitted after November 2000, subject to yield maintenance provisions and;
    (iv) various other financial and non-financial covenants.

         The mezzanine loan for $1,300,000 included the following significant terms: (i) interest rate of libor plus 7.5% (13.15% at September 30, 1998), subject to an interest rate cap of 15%; (iii) maturity date of October 2005; and (iv) prepayment permitted at any time without penalty, upon 30-day notice to lender.

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the Residence Inn hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 1998 was $6,687,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the Residence Inn hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 1998 was $5,220,000.

5. 7% COLLATERALIZED SENIOR SUBORDINATED DEBENTURES AND 10% COLLATERALIZED SUBORDINATED DEBENTURES

         1993 Exchange Offer. In March 1993, the Company completed an exchange offer whereby $27,481,000 of its former 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the" 7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of all of the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a prior pledge in favor of BNY.

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

         1998 Exchange Offer. On June 17, 1998, the Company announced a commission-free exchange offer to all holders of 7% Debentures. The Company offered to exchange 7% Debentures for a new issue of 8.5% Collateralized Subordinated Debentures, due July 31, 2005, in the ratio of $100 principal amount of 8.5% Debentures for each $100 principal amount of 7% Debentures tendered. On July 31, 1998 the Company extended the expiration date to August 28, 1998, and increased the interest rate from 8.5% to 10% for the new issue (the "10% Debentures"). Terms and conditions of the exchange offer were described in an exchange offer circular, dated June 22, 1998, and a supplemental modification letter dated July 31, 1998, both of which were mailed to all holders of 7% Debentures. The 7% debentureholders tendered $6,467,830, or 31%, of the outstanding principal amount.

         The 10% Debentures were listed on The New York Stock Exchange and commenced trading on Monday, August 31, 1998. The direct costs of the exchange offer, in the amount of $113,000, were expensed in the 1998 third quarter. For accounting purposes, a pro-rata portion of the $1,121,000 unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and will be amortized over the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

    term of the 10% Debentures using the effective interest method, which decreased the rate for financial reporting to 8.94%.

         The 10% Debentures are secured by a first and senior lien on the capital stock of the Company's Brock Suites Hotels, Inc. subsidiary and by a subordinate and junior lien on the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries which are pledged to secure the 7% Debentures.

         Balance sheet amounts are detailed below (in thousands):

                                                         SEPTEMBER 30,    DECEMBER 31,
                               DESCRIPTION                  1998              1997
             ----------------------------------------   --------------   --------------
             7% Debentures (face amount) ............   $       14,087   $       22,808
             Unamortized gain from exchange, net of
                accumulated amortization ............              737            1,484
                                                        --------------   --------------
                                                                14,824           24,292

             10% Debentures (face amount) ...........            6,468             --
             Unamortized gain from exchange, net of
                accumulated amortization ............              350             --
                                                        --------------   --------------
                                                                 6,818             --
                                                        --------------   --------------

                   Totals ...........................   $       21,642   $       24,292
                                                        ==============   ==============

6.  INCOME TAXES

         The following is a summary of income tax expense (in thousands):

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                  -------------------------------   -------------------------------
                                      1998             1997             1998             1997
                                  --------------   --------------   --------------   --------------
             Federal
                Current .......   $           10   $           10   $           40   $          535
                Deferred ......             --               --               --              8,960
                                  --------------   --------------   --------------   --------------
                   Sub-total ..               10               10               40            9,495

             State ............              123               40              300              281
                                  --------------   --------------   --------------   --------------
                   Total ......   $          133   $           50   $          340   $        9,776
                                  ==============   ==============   ==============   ==============

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

         The amount of the deferred tax asset (net of valuation allowance) was $2,040,000 at September 30, 1998. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

7.  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  -------------------------------
                        DESCRIPTION                                                    1998              1997
         ---------------------------------------------                            --------------   --------------
         Supplemental schedule of noncash investing and financing activities:

            Exchange of 10% Debentures for 7% Debentures ......................   $        6,821   $         --
            Issuance of treasury stock in exchange for
            common shares of ShowBiz:
               Investment in ShowBiz ..........................................             --              3,820
               Reduction of additional paid-in capital ........................             --              2,626
                                                                                  --------------   --------------
               Reduction in treasury stock ....................................             --              6,446
            Repayment of note payable from funds held in
               restricted cash ................................................             --                375
            Recording of proportionate share of stockholders'
               equity transaction of equity investments .......................             --                143

         Supplemental disclosures of cash payments:

            Interest paid .....................................................   $        3,038   $        5,550
            Income taxes paid .................................................              446              655

8.  COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assuming dilution methods (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                         -------------------------------   -------------------------------
                        DESCRIPTION                          1998             1997             1998             1997
         ---------------------------------------------   --------------   --------------   --------------   --------------
         NET INCOME
         Net income, as reported .....................   $          191   $           55   $        2,440   $       11,657
         Less: Dividends on preferred stock ..........             --               --                 50               50
                                                         --------------   --------------   --------------   --------------
         Net income available to common
           stockholders ..............................   $          191   $           55   $        2,390   $       11,607
                                                         ==============   ==============   ==============   ==============


         AVERAGE SHARES OUTSTANDING
         Outstanding shares - basic ..................            1,255            1,262            1,255            1,455
         Stock options ...............................               44               37               52               35
                                                         --------------   --------------   --------------   --------------
         Outstanding shares - assuming dilution ......            1,299            1,299            1,307            1,490
                                                         ==============   ==============   ==============   ==============

         NET INCOME PER COMMON SHARE
         Basic .......................................   $         0.15   $         0.04   $         1.90   $         7.98
                                                         ==============   ==============   ==============   ==============

         Assuming dilution ...........................   $         0.15   $         0.04   $         1.83   $         7.79
                                                         ==============   ==============   ==============   ==============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

9.  HOTEL ACQUISITIONS

         In July 1998, the Company completed the purchase of 315 owner's rental contracts, real estate and certain other assets at The Enclave Suites, a resort condominium hotel located in Orlando, Florida for $2,100,000. The acquisition was funded by working capital.

         In September 1998, the Company purchased the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000, which was financed by term loans. See also Note 4.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The Company reported net income of $191,000 for the third quarter ended September 30, 1998, compared to net income of $55,000 in the 1997 period. The nine month net income was $2,440,000 compared to net income of $11,657,000 in the 1997 period. Total revenue for the 1998 third quarter was $26,843,000, compared to $28,113,000 in the prior-year period. For the nine months, revenue was $89,968,000, compared to $116,186,000 in the prior-year period. The 1997 nine months results included a gain of $18,277,000 from the sale of the Company's investment in ShowBiz, partially offset by a related tax charge (principally non-cash) of $9,485,000.

         Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions; and by the real estate, energy, textile products, hotels and restaurant business segments within those divisions.

         Asset Management. The business segments of the Company's asset management division consist of real estate and energy.

    REAL ESTATE.

         Revenue. Fee income of $1,390,000 for the quarter ended September 30, 1998 increased by $270,000, or 24%, from $1,120,000 in the prior-year period. Fee income of $4,107,000 for the nine months increased by $459,000, or 13%, from $3,648,000 for the similar period a year ago. Fees are derived from asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The increases are due primarily to increased leasing fees and brokerage fees earned from various third parties.

         The equity income from investments in HRP represents the Company's recognition of its pro rata share of the income reported by HRP and amortization of negative goodwill. For the 1998 third quarter, the Company reported income of $516,000 compared to income of $219,000 in the period a year ago. The comparative nine month amounts were income of $882,000 in 1998 and $625,000 in 1997. The three and nine month increase resulted principally from HRP's improved operating performance in 1998, partially offset by an extraordinary loss from early extinguishment of debt.

         Expenses. Administrative expenses of $427,000 and $1,442,000 , in the 1998 third quarter and nine month periods, increased from $313,000 and $1,427,000 in the comparable 1997 periods, due to higher leasing commissions paid in connection with higher leasing fees earned.

         Amortization expense of $168,000 for the third quarter and $504,000 for the nine months in both the 1998 and 1997 periods relate to HRC's general partner investment in HRP to the extent allocated to management rights.

         Interest expense decreased to $-0- from $40,000 in the third quarter and to $58,000 from $120,000 in the nine month period for 1998 and 1997, respectively, primarily due to reduced charges in the 1998 periods for the HRP Participation Amount discussed in Note 4.

         The provision for loss of $81,000 in the 1997 third quarter relates to the uncollectibility of a tenant receivable deposit from the December 1995 sale of the United Kingdom office-retail property.

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

         Gas revenue for the 1998 third quarter decreased $86,000, or 8%, to $985,000 from $1,071,000. For the nine months, gas revenue increased $49,000, or 2%, to $2,830,000 from $2,781,000. The increase in gas revenue for the nine months was due primarily to an increase in production to 1,386,000 mcf from 1,158,000 mcf, partially offset by a decrease in the average gas price to $2.04 from $2.40 per mcf. Oil revenue for the 1998 third quarter decreased $144,000, or 30%, to $338,000 from $482,000. For the nine months, oil revenue declined by $421,000, or 28%, to $1,081,000 from $1,502,000. The decrease for the nine months was attributable to a decrease in the average price per barrel to $13.51 from $20.30, partially offset by an increase in production to 80,000 barrels from 74,000 barrels. The increase in oil and gas production is primarily due to the acquisition of a volumetric production payment during May 1998.

         Other income (loss) consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The decreases in other income to $(18,000) for the 1998 quarter from $23,000 in the 1997 period and to $56,000 for the 1998 nine month period from $247,000 in the 1997 period are primarily due to a decrease in HEP's equity in earnings of affiliate, due to property impairments taken by HEP's affiliate in 1998, of which $188,000 relates to the Company.

         Expenses. Depreciation, depletion and amortization increased to $520,000 for the 1998 third quarter and $1,206,000 for the nine months compared to $355,000 and $982,000 in the 1997 periods. The increases for the periods are attributable to increased depletion in 1998 due to a higher depletion rate caused by the increase in production and higher capitalized costs.

         Operating expenses decreased by $82,000 to $333,000 for the 1998 third quarter from $415,000 in the prior-year quarter and increased by $58,000 to $1,133,000 for the nine months from $1,075,000 as a result of increased production taxes resulting from the increased production described above.

         Administrative expenses increased by $16,000 for the 1998 third quarter to $233,000 from $218,000 in the 1997 quarter and decreased by $45,000 to $679,000 for the 1998 nine month period from $726,000 in 1997 due to a decrease in allocated internal overhead.

         Interest expense increased by $54,000 to $136,000 for the 1998 third quarter compared to $82,000 in 1997 and increased by $105,000 to $411,000 for the 1998 nine month period, compared to $306,000 in 1997, due to an increase in the Company's term loan in November 1997 and an increase in the pro rata share of HEP's interest expense due to HEP's higher outstanding debt in 1998.

         Operating Subsidiaries. The business segments of the Company's operating subsidiaries consist of textile products and hotels.

TEXTILE PRODUCTS.

         Revenue. Sales of $17,808,000 decreased $1,847,000, or 9%, in the 1998 third quarter, compared to $19,655,000 in the 1997 quarter. The comparative nine month sales decreased $6,719,000, or 10%, to $63,420,000 in 1998 from $70,139,000 in 1997. Sales by the distribution businesses were lower in the 1998 periods than in 1997, due to decreased demand for textile products in consumer markets, which was partially offset by increased sales of industrial products.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    This appears to be the result of a high level of U.S. consumer spending on durable goods versus nondurable, unusual weather patterns affecting outerwear sales and availability of lower priced Asian imports. The decrease in sales at the processing plants in the three and nine month periods was 2%.

         Expenses. Cost of sales of $15,405,000 in 1998 decreased $1,816,000, or 11%, from $17,221,000 in the 1997 third quarter and decreased $5,922,000, or 10%, to $54,847,000 from $60,769,000 for the nine months. The decrease in cost of sales was principally the result of the decrease of sales revenue. The increased gross profit margin for the 1998 third quarter (13.5% versus 12.4%) and the nine-month periods (13.5% versus 13.4%) resulted from higher gross profit margins at the processing plants due to operating efficiencies.

          Administrative and selling expenses of $2,152,000 decreased by $48,000 in the 1998 third quarter from $2,200,000 for the comparable 1997 period, and decreased $174,000 for the 1998 nine-month period to $6,684,000 from $6,858,000 for the comparable 1997 period. The decreases are due to reduced operating expenses associated with the decrease in sales revenue.

         Interest expense decreased by $54,000 to $193,000 for the 1998 third quarter from $247,000 in 1997, and decreased by $34,000 for the 1998 nine months to $741,000 from $775,000 in 1997 due to lower average borrowings during the periods.

    HOTELS

         Revenue. Sales of $5,667,000 in the 1998 third quarter increased by $560,000, or 11%, from the 1997 amount of $5,107,000. The 1998 nine-month hotel sales of $16,013,000 decreased by $530,000, or 3%, compared to $16,543,000 for the 1997 period. The sales increase in the 1998 third quarter was primarily due to management fee revenues from The Enclave Suites, a resort condominium hotel, acquired in July 1998. The sales decline for the nine months was primarily due to an extensive renovation project and adverse weather conditions at the Longboat Key Holiday Inn,
    partially offset by revenues from The Enclave Suites.   For the remaining
    hotel properties, the average daily rate declined 3.0% and the average occupancy level declined 0.4% in the 1998 nine months compared to the 1997 period.

         Expenses. Operating expenses of $5,024,000 for the 1998 third quarter were up $785,000, or 19%, from $4,239,000 in 1997. The 1998 nine month hotel operating expenses increased by $736,000 to $14,004,000, compared to $13,268,000 for the 1997 period. The increases for the three month and nine month periods was primarily attributable to operating expenses at The Enclave Suites property.

         Depreciation and amortization expense increased by $87,000 to $713,000 for the 1998 third quarter from $626,000 in the 1997 period. Depreciation and amortization for the 1998 and 1997 nine month periods were $2,051,000 and $2,000,000, respectively. The increase is attributable to The Enclave Suites and the acquisition of the fee interest in the Oklahoma City Embassy Suites.

         Interest expense decreased by $28,000 to $346,000 for the 1998 third quarter from $374,000 in 1997 and decreased by $259,000 to $847,000 for the nine month period from $1,106,000, principally due to the refinancing of the mortgage loans in the 1997 fourth quarter on the Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina at more favorable interest rates, partially offset by additional interest costs from the September 1998 term loans to acquire the fee interest in the Oklahoma City Embassy Suites hotel.

    ASSOCIATED COMPANY

         Revenue. The 1997 nine month period income of $18,809,000 includes $1,139,000 from the Company's pro-rata share of ShowBiz results using the equity method of accounting prior to the sale, and a gain of $18,277,000 from the sale of its investment. In March 1997 the Company sold its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. See Note 2.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Expenses. Interest expense of $607,000 for the 1997 nine months was primarily attributable to the settlement of litigation involving the ShowBiz Participation Amount with the Integra Unsecured Creditors Trust. The Company had recorded the potential amount of $1,675,000 for the ShowBiz Participation Amount associated with the $4,000,000 promissory note in the 1997 first quarter, which was adjusted to the settlement amount in the 1997 third quarter.

    OTHER

         Revenue. In May 1998, the Company favorably settled a 1996 litigation claim involving its former merchant banking activities for $1,025,000 in cash, which was reported as income in the 1998 second quarter. Fee income in the 1998 third quarter of $137,000 and $412,000 for the nine months compares to the 1997 amounts of $138,000 and $423,000, respectively. Interest on short-term investments and other income decreased by $278,000 to $20,000 for the 1998 third quarter and decreased by $720,000 to $142,000 for the 1998 nine months from $298,000 and $862,000, respectively. The decreases were primarily attributable to lower interest income earned on the Company's short-term investments, and lower rental income from the subleasing of executive office space formerly occupied by the Company's affiliated entity, Integra-A Hotel and Restaurant Company, which expired in May 1998.

         Expenses. Administrative expenses of $622,000 for the 1998 third quarter decreased by $96,000, or 13%, from the prior year amount of $718,000, and declined in the 1998 nine month period by $113,000, or 5%, to $1,982,000, compared to the prior year amount of $2,095,000. The 1998 nine month expenses reflect lower consulting and accounting fees, partially offset by compensation expense recorded upon the acquisition of certain unexercised stock options and costs of the debenture Exchange Offer.

         Interest expense in the amount of $247,000 for the 1998 third quarter decreased by $464,000 from the prior year amount of $711,000 and decreased by $2,225,000 for the 1998 nine months to $706,000 from the prior year amount of $2,931,000. The decreases were primarily due to (i) repurchase of $12,875,000 of its 13.5% Debentures pursuant to a self-tender offer in June 1997; (ii) redemption of the remaining $14,287,000 balance of its outstanding 13.5% Debentures in December 1997; (iii) repurchase of 7% Debentures with a face amount of $2,253,000 in January 1998, to satisfy the balance of a sinking fund requirement contained in the indenture; (iv) offset by the completion of the August 1998 Exchange Offer, which exchanged $6,468,000 of 7% Debentures for 10% Debentures. See Note 5.

         Income taxes. Income taxes were $133,000 for the 1998 third quarter and $50,000 in the 1997 quarter. The 1998 quarter included a $10,000 federal current charge and $123,000 for state taxes, compared to the 1997 third quarter which included a $10,000 federal current charge and $40,000 for state taxes. The 1998 nine month period income taxes of $340,000 included a $40,000 federal current charge and $300,000 for state taxes.
    The 1997 nine month period income taxes of $9,776,000 included an $8,960,000 non-cash federal deferred tax charge, a federal current charge of $535,000 for alternative minimum tax (both charges primarily relating to the ShowBiz sale) and $281,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. See Note 6.

         As of September 30, 1998, the Company had approximately $115,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability, including $42,944,000 of NOLs which expire in the 1998 calendar year. Based upon the Company's current expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $6,000,000 of the NOLs prior to their ultimate expiration in the year 2011.

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

         Extraordinary gain from early extinguishment of debt. The Company recognized an extraordinary gain from debt extinguishment of $107,000 in the 1998 first quarter from the purchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000. During the 1997 second quarter, the Company recognized an extraordinary gain of $877,000, which was attributable to the partial repurchase of 13.5% Debentures pursuant to the self-tender offer completed in June 1997.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's unrestricted cash and cash equivalents at September 30, 1998 totaled $1,337,000.

    The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. All of the HRP limited partnership units are subject to a limited negative pledge on the Company's energy term loan. If the Company pledges designated HRP units, as defined, having a market value up to $2,000,000, the negative pledge can be released. Additionally, a portion of the HRP units have been pledged to secure a $500,000 promissory note.

    The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company reports its share of the long-term obligations of its HEP affiliate which was $4,670,000 at September 30, 1998. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. HEP's unused borrowing capacity under the revolving credit agreement was $12,300,000 at September 30, 1998. HEPGP amended, restated and increased its term loan to $4,000,000 in November 1997 which had a balance of $2,667,000 at September 30, 1998. The term loan contains a provision which prohibits HEPGP from making any distribution to the Company during the term of the loan which matures in May 2000.

    In February 1998, HEP closed its public offering of 1.8 million Class C units priced at $10.00 per unit. Proceeds to HEP, net of underwriting discounts and expenses, were approximately $16,517,000. HEP used $14,000,000 of the net proceeds to repay borrowings and applied the remaining amount towards the repayment of HEP's outstanding contract settlement obligation.

    Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At September 30, 1998, Brookwood had $3,943,000 of unused borrowing capacity on its line of credit. The Company received a $500,000 cash dividend from Brookwood on its preferred stock in April 1998 and received an additional $284,000 cash dividend in September 1998. Future dividends will be paid as permitted by the revolver, which allows for dividends to be paid to the extent of 80% of cash flow after capital expenditures.

    The Company's hotel segment generates cash flow from operating six hotels (one Holiday Inn and one condominium hotel in Florida, one Embassy Suites and one Residence Inn in Oklahoma, and one Residence Inn each in Alabama and South Carolina). The sale of hotel properties may also provide a source of liquidity; however, sales transactions may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The Company has recently renovated the Longboat Key Holiday Inn hotel with part of the financing provided by the owner, and has been informed by Marriott that substantial renovations will have to be made to each of the three Residence Inn hotels prior to the renewal of their franchise in January 2000. Considering the magnitude of the costs to maintain the current Marriott franchises, the Company has applied for membership in the Best Western International system. The costs associated with upgrades required by Best Western are expected to average $1,000,000 per hotel property. The Company believes it can finance the upgrades through lease financing agreements. In July 1998, the Company acquired the owner's rental contracts, real estate, certain other assets and a contract to manage a resort condominium hotel in Orlando, Florida. In September 1998, the Company acquired the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000, which was financed by $18,550,000 in term loans. See Note 4.

    Management believes that it will have sufficient funds for operations and to satisfy its obligations.

    Information Systems and the Year 2000. The Company realizes that many of the world's information systems and/or computer programs currently do not have the ability to recognize four digit date code fields and accordingly, they do not have the ability to distinguish a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, become unstable, stop working altogether, or create erroneous or incorrect results. Therefore, many companies and organizations are spending considerable resources to update and modify their systems for year 2000 compliance.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The Company developed a program to review and modify, where necessary, its computers and computer programming (information technology systems) to process transactions and/or operate in the year 2000 and beyond. Additionally, the Company is in the process of identifying and assessing its non-information technology systems, which are generally more difficult to assess because they often contain embedded technology that may be subject to year 2000 problems. The Company has identified three of its primary systems which are vulnerable to the year 2000 issue: (1) General Ledger/Accounts Payable. These systems were modified by the vendor at no cost to the Company during the third quarter of 1998 and are now year 2000 compliant; (2) Shareholder and Debentureholder Services. Such services are processed through outside transfer agent providers, who have indicated that their most critical systems have already been tested, although additional systems will be tested through the first part of 1999. These systems will be modified by the vendors at no cost to the Company; (3) Payroll. Such services are processed through an outside payroll vendor. The Company has purchased updated year 2000 compliant software from the vendor and it will be installed in the fourth quarter of 1998 at minimal cost to the Company.

    As a diversified holding company operating in four industry segments, the Company relies heavily on the accounting and reporting information provided by its subsidiaries and affiliated companies. All have established year 2000 programs to ensure compliance and the Company continues to monitor their status to determine that all necessary modifications are completed and tested.

    Provided below is a summary of the year 2000 programs of subsidiaries and affiliated companies:

    Real Estate. The Company's HRP affiliate has identified four primary systems which are subject to the year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable. These systems were modified by the vendor at no cost to HRP and are now year 2000 compliant; (2) Commercial Lease Administration. This system is year 2000 compliant; (3) K-1 Processing. HRP's current K-1 tax reporting system is not year 2000 compliant. HRP has selected a tested and compliant system which will be installed in 1999 at minimal cost; (4) Payroll. HRP has purchased year 2000 compliant software from its outside payroll vendor and it will be installed in the fourth quarter of 1998 at minimal cost.

    Energy. The Company's HEP affiliate has substantially completed its assessment phase and has identified the information technology systems which must be updated and is in the process of completing their remediation, testing and implementation. In particular, its reservoir engineering software must be updated or replaced. Assessment of HEP's non-information technology systems is not yet completed, although HEP believes that most of these systems can be brought into compliance on schedule. HEP's preliminary estimate of the cost of its year 2000 compliance program for both its information technology and non-information technology systems indicates that such costs will not be material.

    Textile Products. The Company's Brookwood subsidiary has identified three primary systems which are subject to the year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable/Inventory. Brookwood has purchased a year 2000 compliant system for its converting business which is currently being installed and tested. The system will be fully operational by the 1999 second quarter. (2) Payroll. Kenyon's time-clock payroll system is not presently year 2000 compliant, although it is anticipated that updated software will be installed and tested by the 1999 second quarter at minimal cost to Kenyon. (3) Factory Production. Kenyon has determined that substantially all of its machinery and equipment is not date-sensitive. Further testing is ongoing, although no year 2000 problems are anticipated.

    Hotels.  The Company's hotel segment has identified four primary systems.
(1) General Ledger/Accounts Payable. The day-to-day accounting functions at the hotel properties are out-sourced to a third party vendor. The vendor has installed and is currently testing a new software system that is year 2000 compliant. It is anticipated that the software will be fully operational by the 1999 first quarter at no cost to the Company. (2) Reservations. The Company is currently working with the various franchisors to ensure year 2000 compliance and proper interfacing of all computer software, and is not aware of any compliance problems. (3) Payroll. The day-to-day payroll functions at the hotel properties are out-sourced to a third party vendor. The vendor has installed and is currently testing a new software system that is year 2000 compliant. It is anticipated that the software will be fully operational by the 1999 first quarter at no cost to the Company. (4) Facilities. Physical inspections at the hotels are ongoing to determine that any date sensitive equipment is year 2000 compliant. Other than the telephone systems, substantially all equipment is already year 2000 compliant and it is anticipated that all physical

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


systems, including telephone systems, will be year 2000 compliant by the 1999 second quarter at an anticipated cost of less than $100,000.

    Additionally, the Company is surveying all of its significant service providers and other external parties to determine their compliance with the year 2000 issue and what impact, if any, their efforts will have on the Company's business and operations. The Company anticipates completing its survey of service providers and vendors by the 1999 first quarter.

    The Company will utilize both internal and external resources to achieve year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 75% complete. And that its remediation is approximately 50% complete. As described earlier, the Company expects all of its internal efforts will be completed by the second quarter of 1999. However, there can be no guarantee that the Company will be able to identify all potential year 2000 problems or to fully remediate all year 2000 problems on a timely basis. The Company anticipates completing the year 2000 project by June 30, 1999.

    In the event that a system will not be year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor. The failure to correct a material year 2000 problem could result in an interruption, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the year end uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liability, or financial condition. The Company believes, however, that its year 2000 compliance plan and time line provides adequate staffing, resources and time to mitigate and proactively respond to any unforeseen year 2000 problems in a timely manner. The Company plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered.

    The total costs for the Company and its hotel and textile products subsidiaries (excluding the unconsolidated real estate and energy affiliates, of which the Company must only bear a proportionate share) are estimated to be less than $200,000. The cost of year 2000 compliance and the estimated date of completion of necessary modifications are based on the Company's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

    2   Changes in Securities                                                     None

    3   Defaults upon Senior Securities                                           None

    4   Submission of Matters to a Vote of Security Holders                       None

    5   Other Information                                                         None

    6   Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (i) 10.31 - Promissory note and related mortgage and security agreement in the original amount of $17,250,000, dated
                         September 11, 1998, between Hallwood Hotels - OKC,
                         Inc., as Maker, and WMF Capital Corp., as Lender, filed herewith.

                 10.32 - Promissory note and related loan agreement in the
                         original amount of $1,300,000, dated September 11, 1998, between Hallwood Hotels - OKC Mezz, Inc., as
                         Maker, and Commercial Mortgage Investment Trust, Inc., as Lender, filed herewith.

             (ii) 27 - Financial Data Schedule

        (b)  Reports on Form 8-K                                                  None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   THE HALLWOOD GROUP INCORPORATED



Dated: November 13, 1998           By:          /s/ Melvin J. Melle
                                       -----------------------------------------
                                           Melvin J. Melle, Vice President
                                            (Duly Authorized Officer and
                                               Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS


                EXHIBIT
                  NO.    DESCRIPTION
                -------  -------------------------------------------------------

             (i) 10.31 - Promissory note and related mortgage and security agreement in the original amount of $17,250,000, dated
                         September 11, 1998, between Hallwood Hotels - OKC,
                         Inc., as Maker, and WMF Capital Corp., as Lender, filed herewith.

                 10.32 - Promissory note and related loan agreement in the
                         original amount of $1,300,000, dated September 11, 1998, between Hallwood Hotels - OKC Mezz, Inc., as
                         Maker, and Commercial Mortgage Investment Trust, Inc., as Lender, filed herewith.

             (ii) 27 - Financial Data Schedule