Form 10-K405
period 1998-12-31
HALLWOOD GROUP INC
filed 1999-03-31
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                   FORM 10-K

MARK ONE
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO _____________

FOR THE YEAR ENDED DECEMBER 31, 1998             COMMISSION FILE NUMBER:  1-8303

                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         51-0261339
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

 3710 RAWLINS, SUITE 1500, DALLAS, TEXAS                           75219
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                         NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                     ON WHICH REGISTERED
                  -------------------                                     -------------------
             Common Stock ($.10 par value)                              New York Stock Exchange
7% Collateralized Senior Subordinated Debentures Due July 31, 2000      New York Stock Exchange
  10% Collateralized Subordinated Debentures Due July 31, 2005          New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the Common Stock, $.10 par value per share, held by non-affiliates of the registrant, based on the closing price of $18.06 per share on March 19, 1999 on the New York Stock Exchange, was $8,873,000.

        1,254,751 shares of Common Stock, $.10 par value per share, were outstanding at March 19, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

================================================================================

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                              PART I
Item 1.    Business .......................................................................     2

Item 2.    Properties .....................................................................     5

Item 3.    Legal Proceedings ..............................................................     6

Item 4.    Submission of Matters to a Vote of Security Holders ............................     6

                                              PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..........     7

Item 6.    Selected Financial Data ........................................................     8

Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations ......................................................     9

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk .....................    19

Item 8.    Financial Statements and Supplementary Data ....................................    20

Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure .......................................................    20

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant .............................    21

Item 11.   Executive Compensation .........................................................    21

Item 12.   Security Ownership of Certain Beneficial Owners and Management .................    21

Item 13.   Certain Relationships and Related Transactions .................................    21

                                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ................    22

                                     PART I

ITEM 1. BUSINESS

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (NYSE:HWG), a Delaware corporation, is a diversified holding company and classifies its business operations into two principal divisions: asset management and operating subsidiaries. The asset management division includes the commercial real estate and energy businesses, and the operating subsidiaries division includes the textile products and hotel businesses. For financial reporting purposes, the Company operates in four business segments: real estate, energy, textile products and hotels. Financial information for each industry segment in which the Company operates is set forth in Note 19 to the consolidated financial statements.

     Asset Management Division.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC ("Hallwood Realty") and Hallwood Commercial Real Estate, LLC ("HCRE"). Hallwood Realty is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded, master limited partnership (AMEX:HRY). At December 31, 1998, HRP owned twelve real estate properties in six states containing 5,150,000 net rentable square feet. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 25% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management at all HRP properties, and properties it manages for third parties, for which it receives managing, leasing and construction supervision fees.

     The Company accounts for its ownership in HRP using the equity method of accounting, recording its proportionate share of net income (loss) and partners' capital transactions reported by HRP. The December 31, 1998 financial statements of HRP are included elsewhere within this document.

     Real estate accounted for 7% of the Company's total revenues in the year ended December 31, 1998, compared to 5% in the year ended December 31, 1997, and 3% in the year ended December 31, 1996.

     See Note 13 to the Company's consolidated financial statements.

     Energy. Energy operations were consolidated beginning in May 1990, when the Company increased its ownership of Hallwood Energy Corporation ("HEC") from 11% to 53%, and thereafter, accounted for HEC as a consolidated subsidiary of the Company. As a result of HEC's subsequent purchases of its own stock for treasury and the Company's acquisition of additional HEC common stock, the Company's effective percentage ownership increased to 82%, and after the Company's November 1996 successful tender offer for the remaining minority shares, HEC was merged into the Company. Certain energy assets acquired by the merger were subsequently transferred to two wholly owned entities, HEPGP Ltd. ("HEPGP") and Hallwood G.P., Inc. ("HGP"), the general partner of HEPGP.

     The Company's energy operations are now conducted primarily through HEPGP, and consist of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP is the sole general partner of Hallwood Energy Partners, L.P. ("HEP"), a publicly-traded oil and gas master limited partnership (AMEX:HEP), and conducts substantially all if its operations through HEP. HEPGP's general partner interest in HEP entitles it to a share of net revenue derived from HEP's properties ranging from 2% to 25%. At December 31, 1998, the Company also held an approximate 6.5% ownership of HEP, consisting of 5.1% of HEP's Class A limited partner units, 100% of HEP's Class B limited partner units and 1.8% of the preferential Class C limited partner units.

     HEP owns interests in approximately 1,600 wells, the most significant of which are located in West Texas, South Louisiana, New Mexico and the Rocky Mountain region. The Company and its subsidiaries account for their ownership of HEP using the proportionate consolidation method, whereby it records a proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     Proposed Consolidation Plan. In December, 1998, HEP and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), a publicly-traded oil and gas company (NASDAQ:HCRC), jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new publicly-traded entity to be called Hallwood Energy Corporation. After the consolidation, the common stock of Hallwood Energy Corporation will be owned 56% by the current Class A unitholders of HEP, 26% by the current stockholders of HCRC and 18% by the Company. HEP's current Class C unitholders will receive all of the redeemable preferred stock in the new entity.

     Because of the larger size of the new corporation, management anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities and will have a better ability to raise capital. Hallwood Energy Corporation will focus on reserve growth. A Joint Proxy Statement/Prospectus for the consolidation was filed with the Securities and Exchange Commission on December 30, 1998 and is proceeding through the usual SEC comment process. It is presently anticipated that the Joint Proxy Statement/Prospectus will be mailed to HEP unitholders and HCRC stockholders in April and the consolidation will be concluded in May 1999. There can be no assurance, however, that all conditions to the consolidation will be satisfied by that time.

     Energy accounted for 4% of the Company's total revenues in the year ended December 31, 1998, compared to 4% in the year ended December 31, 1997 and 7% in the year ended December 31, 1996.

     See Note 14 to the Company's consolidated financial statements.

     Operating Subsidiaries Division.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Textile products accounted for 69% of the Company's total revenues in the year ended December 31, 1998, compared to 62% in the year ended December 31, 1997 and 67% in the year ended December 31, 1996.

     See Note 15 to the Company's consolidated financial statements.

     Hotels. Hotel operations are conducted through the Company's wholly owned, Hallwood Hotels, Inc. ("Hallwood Hotels"), Brock Suite Hotels, Inc. ("Brock Hotels") and Integra Resort Management, Inc. ("IRM") subsidiaries. Hallwood Hotels holds a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key, Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owns fee interests in Residence Inns located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in a Residence Inn located in Huntsville, Alabama. IRM owns 315 owner's rental contracts and certain real estate at The Enclave Suites, a resort condominium hotel located in Orlando, Florida. It manages the property for individual unit owners for which it receives a management fee and other consideration for the services it provides.

     Hallwood Hotels and Brock Hotels properties are currently operated under license agreements with Holiday Inns Franchising, Inc., Embassy Suites, Inc. and Marriott International, Inc. The license agreements permit the licensor to prescribe, at such times as it determines, standards for the operation and maintenance of the various properties and their furnishings, equipment and facilities. Substantial capital expenditures may be required from time to time to comply with such standards. In April 1999, all of the Residence Inn franchises will terminate by mutual agreement and are expected to become GuestHouse franchises.

     The hotel industry is, in some cases, affected by seasonal fluctuations in demand. The Company's hotel properties as a whole do not experience significant seasonal changes because many of the hotels primarily serve the business traveler. The Holiday Inn hotel in Longboat Key , Florida, does, however, experience some seasonal changes in occupancy, as occupancy levels tend to increase during the winter months and decrease slightly during the rest of the year.

     Hotel revenues accounted for 18% of the Company's total revenues in the year ended December 31, 1998, compared to 14% in the year ended December 31, 1997, and 18% in the year ended December 31, 1996.

     Associated Company. The Company is no longer engaged in the associated company segment, as its remaining ShowBiz Pizza Time, Inc. ("ShowBiz") investment was sold in March 1997, through a secondary public offering by ShowBiz, for $41,285,000 in cash, resulting in an $18,277,000 gain. The Company had accounted for its investment in ShowBiz on the equity method.

     Associated company income accounted for 13% of the Company's total revenues in the year ended December 31, 1997, compared to 4% in the year ended December 31, 1996.

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

     Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply with the laws and regulations. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company's business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.

     Number of Employees. The Company had 1,058 and 994 employees as of February 28, 1999 and 1998, respectively, comprised as follows:

                                                                           FEBRUARY 28,
                                                                    -----------------------
                                                                     1999             1998
                                                                    ------           ------
 Hallwood..........................................................      5                5
 Brookwood.........................................................    353              387
 Hotel subsidiaries................................................    500              373
 Hallwood Petroleum, Inc...........................................    108              123
 HCRE..............................................................     73               88
 Hallwood Realty...................................................     19               18
                                                                    ------           ------

      Total........................................................  1,058              994
                                                                    ======           ======

     A substantial amount of the salaries and related costs for the employees of HCRE, Hallwood Realty and Hallwood Petroleum, Inc., an affiliate of HEPGP, are reimbursed by the respective real estate and energy partnership affiliates.

ITEM 2. PROPERTIES

     Real Properties

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below and/or in Schedule III hereto.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                                            DECEMBER 31, 1998
                                                             -----------------------------------------------
                                                             OPERATING   NON-OPERATING
                   PROPERTY TYPE                             PROPERTIES   PROPERTIES     TOTAL    PERCENTAGE
                -------------------                          ----------  ------------- ---------  ----------
     Textile Products
        Dyeing and finishing plant - Kenyon, RI (2).........    $ 4,724      $ --       $  4,724        10 %
     Hotels
        Embassy Suites - Oklahoma City, OK (2)..............     20,590        --         20,590        46
        Residence Inn - Greenville, SC (2)..................      7,433        --          7,433        17
        Residence Inn  - Tulsa, OK (2)......................      5,813        --          5,813        13
        Holiday Inn - Longboat Key, FL (1) (2)..............      4,220        --          4,220        10
        Residence Inn  - Huntsville, AL (1).................      1,465        --          1,465         3
        Enclave Suites  -  Orlando, FL......................        599         -            599         1
        Parking lot - Irving, TX............................         --        50             50         *
                                                                -------        --       --------       ---
             Subtotal.......................................     40,120        50         40,170        90
                                                                -------        --       --------       ---

             Total..........................................    $44,844      $ 50        $44,894       100 %
                                                                =======      ====        =======       ===


-----------------------

*    Less than 1%.
(1) Cost represents purchased leasehold interest in hotel property and capital improvements.
(2)  Property is pledged as collateral under loan or bond indenture agreements.


                                                                                    DECEMBER 31, 1998
                                                                          -----------------------------------
                                                                           NUMBER OF
                        GEOGRAPHIC DISTRIBUTION                           INVESTMENTS    AMOUNT    PERCENTAGE
                    -------------------------------                       -----------    ------    ----------
     United States
        Oklahoma........................................................        2        $26,403        59 %
        South Carolina..................................................        1          7,433        17
        Florida.........................................................        2          4,819        11
        Rhode Island....................................................        1          4,724        10
        Alabama.........................................................        1          1,465         3
        Texas...........................................................        1             50         *
                                                                                -        -------       ---

             Total......................................................        8        $44,894       100 %
                                                                                =        =======       ===


-----------------------

*    Less than 1%.

     As of December 31, 1998, the Company's Embassy Suites hotel in Oklahoma City, Oklahoma was the only real estate property that constituted 10% or more of the Company's consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization.

     Hotel properties are operated under license and, as such, must meet and maintain standards established by the licensor. At any time during the term of the license, the licensor may require modernization, renovation and other upgrading of the hotel. The Company has recently renovated the Longboat Key Holiday Inn hotel with part of the financing provided by the owner. In April 1999, the Residence Inn by Marriott franchises will terminate by mutual agreement and the properties will become GuestHouse franchises. Renovations to meet the new franchiser's standards are expected to be funded from the Company's capital reserves and equipment leasing facilities.

Oil and Gas Properties

     Oil and gas properties consist primarily of the Company's and HEPGP's indirect interest in properties owned through their investment in HEP. Quantities and values presented in the financial statements attached hereto related to HEP's properties, which are shown net to their interest in HEP. The supplemental oil and gas reserve information appended to the consolidated financial statements represents estimated quantities of proved oil and gas reserves. These reserves are located principally in four regions within the United States: the Greater Permian region of Texas and southeast New Mexico, the Gulf Coast region of Louisiana and Texas, and the Rocky Mountain region. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

     See Note 14 to the Company's consolidated financial statements and Supplemental Oil and Gas Reserve Information.

     The following tables summarize certain oil and gas information related to the Company's and HEPGP's direct interests and their share of HEP's oil and gas activities (in thousands):

                                                                                 DECEMBER 31,
                                                                              ------------------
                                                                                1998       1997
                                                                              --------    ------
Net mineral interests, including $442 and $278, of unproved mineral
   interests at December 31, 1998 and 1997, respectively ..................    $11,479    $9,167
Net other property and equipment ..........................................         --       422
                                                                               -------    ------

Oil and gas properties, net ...............................................    $11,479    $9,589
                                                                               =======    ======


                                         YEARS ENDED DECEMBER 31,
                                       --------------------------
                                         1998      1997      1996
                                       ------    ------    ------
Property acquisition costs ........    $3,572    $  354    $  366
Development costs .................     1,268     1,136     1,321
Exploration costs .................       725       834       100



ITEM 3. LEGAL PROCEEDINGS

     The Company, certain of its affiliates and others have been named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows of the Company. See
Note 18 to the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of security holders during the period.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the New York Stock Exchange under the symbol of HWG. There were 963 stockholders of record as of March 19, 1999.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the New York Stock Exchange.

                                                      YEARS ENDED DECEMBER 31,
                                            ----------------------------------------
                                                   1998                  1997
                                            ------------------    ------------------
QUARTERS                                      HIGH       LOW       HIGH        LOW
--------                                    --------   -------    -------    -------
First ..................................    $37  1/2   $29 3/4    $28 3/4    $16 3/8
Second .................................     37  1/4    32 1/2     27 3/4     24 3/8
Third ..................................     34 7/16    22 7/8     28 3/4     23 1/4
Fourth .................................     22  3/4    16 5/8     40 1/2     29 1/8

     The Company did not pay cash dividends in 1998 or 1997 and does not intend to pay cash dividends in the foreseeable future.

     The closing price per share of the Common Stock on the New York Stock Exchange on March 19, 1999 was $18.06.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                            FIVE MONTHS           YEARS ENDED
                                                           YEARS ENDED DECEMBER 31,            ENDED                JULY 31,
                                                     -----------------------------------    DECEMBER 31,  ------------------------
                                                       1998          1997         1996         1995          1995           1994
                                                     --------      -------     ---------     ---------    ---------     -----------
REVENUES ........................................                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Asset Management
   Real estate ..................................    $   7,813     $  7,206    $   3,947     $   1,211     $   4,595     $   4,399
   Energy (a) ...................................        5,216        6,350        7,515         3,149         5,359         6,234
Operating Subsidiaries
   Textile products .............................       80,343       91,552       77,583        28,229        77,808        71,624
   Hotels (b) ...................................       21,130       21,038       20,948         8,073        24,898        20,896
Associated Companies (c) ........................           --       19,416        4,448           (88)         (171)        1,356
Other ...........................................        1,728        3,207          960           233           737         2,193
                                                     ---------     --------    ---------     ---------     ---------     ---------
                                                       116,230      148,769      115,401        40,807       113,226       106,702
EXPENSES
Asset Management
   Real estate ..................................        2,807        3,351        2,329         1,343         3,244         4,287
   Energy (a) ...................................        4,809        4,518        5,233         2,873         5,575         5,412
Operating Subsidiaries
   Textile products .............................       79,245       89,575       76,361        28,222        77,604        70,761
   Hotels (b) ...................................       23,226       21,275       20,948         8,326        22,075        20,330
Associated Companies (c) ........................           --          607        1,558           310           687           486
Other ...........................................        3,672        6,888        6,974         3,322         8,158         7,737
                                                     ---------     --------    ---------     ---------     ---------     ---------
                                                       113,759      126,214      113,403        44,396       117,343       109,013
                                                     ---------     --------    ---------     ---------     ---------     ---------
Income (loss) before income taxes
   and extraordinary gain .......................        2,471       22,555        1,998        (3,589)       (4,117)       (2,311)
Income taxes (benefit) ..........................       (3,115)       9,908       (4,525)         (299)          830         2,727
                                                     ---------     --------    ---------     ---------     ---------     ---------

Income (loss) before extraordinary gain .........        5,586       12,647        6,523        (3,290)       (4,947)       (5,038)
Extraordinary gain from extinguishment of debt...        1,481          200           --            25           143           648
                                                     ---------     --------    ---------     ---------     ---------     ---------

NET INCOME (LOSS) ...............................    $   7,067     $ 12,847    $   6,523     $  (3,265)    $  (4,804)    $  (4,390)
                                                     =========     ========    =========     =========     =========     =========

NET INCOME (LOSS) PER COMMON SHARE
   Basic ........................................    $    5.59     $   9.10    $    4.93     $   (2.45)    $   (3.50)    $   (3.20)
   Assuming dilution ............................         5.40         8.77         4.89         (2.45)        (3.50)        (3.20)

DIVIDENDS PER COMMON SHARE ......................           --           --           --            --            --            --

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ........................................        1,255        1,406        1,314         1,331         1,369         1,372
   Assuming dilution ............................        1,298        1,460        1,324         1,331         1,369         1,372

FINANCIAL CONDITION
   Total assets .................................    $ 109,252     $ 89,758    $ 116,796     $  98,223     $ 112,375     $ 127,325
   Subordinated debentures ......................       21,535       24,292       50,564        48,324        48,605        49,768
   Loans payable ................................       43,021       30,186       37,342        24,794        32,731        38,054
   Redeemable preferred stock ...................        1,000        1,000        1,000         1,000         1,000            --
   Common stockholders' equity (deficit) ........       20,938       14,171        5,784          (391)        3,323         7,977


(a) The Company's 53% majority interest in HEC was increased to 82% between May 1990 and October 1996 and, after a successful tender offer for the remaining minority shares, HEC was merged into the Company.

(b) The Company's hotel operations commenced in December 1989, as a result of the purchase of a fee interest, which was sold in January 1995, and the purchase of three leasehold interests in June 1991, one of which was sold in January 1993. Hotel operations were also increased by the March 1994 acquisition of a fee interest, two leasehold interests and two management contracts. The two management contracts were sold during the fiscal year ended July 31, 1995. The Company acquired the fee interest in the Greenville, South Carolina and Oklahoma City, Oklahoma hotels in May 1996 and September 1998, respectively. Prior to the acquisitions, the Company held leasehold interests. In July 1998, the Company acquired rental contracts and certain real estate at The Enclave Suites, a resort condominium hotel located in Orlando, Florida.

(c) The Company sold its remaining investment in ShowBiz in 1997, which constituted its associated company segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations. The Company reported net income of $7,067,000 for the year ended December 31, 1998, compared to of $12,847,000 for the year ended December 31, 1997, and $6,523,000 for the year ended December 31, 1996.

     Total revenue for 1998 was $116,230,000, compared to $148,769,000 for 1997 and $115,401,000 for 1996.

     Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions and by the real estate, energy, textile products, hotels and associated company business segments:

ASSET MANAGEMENT DIVISION. The reportable segments of the Company's asset management division consist of real estate and energy.

REAL ESTATE

     Revenues. Real estate revenues of $7,813,000 for 1998, $7,206,000 for 1997 and $3,947,000 for 1996, include fee income and equity income (loss) from the Company's investments in HRP.

     Fee income of $5,925,000 for 1998 decreased by 6%, compared to $6,306,000 in 1997. The 1997 fee income increased by 11%, compared to $5,678,000 in 1996. The Company's Hallwood Realty subsidiary is the general partner of HRP and earns an asset management fee and certain related fees from HRP properties, which amounted to $495,000 for 1998, $465,000 for 1997 and $467,000 for 1996. The
Company's HCRE subsidiary is responsible for day-to-day on-site property management at all of HRP's properties and other properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees. HCRE revenue was $5,430,000 for 1998, $5,841,000 for 1997 and $5,205,000 for 1996. The 2% decrease during 1998 and the 7% increase during 1997 were primarily due to fluctuations in management and leasing fees earned from third party contracts.

     The equity income (loss) from investments in HRP represents the Company's recognition of its pro-rata share of the income (loss) reported by HRP and amortization of negative goodwill. The Company recorded equity income of $1,888,000 in 1998 and equity income of $900,000 in 1997, compared to an equity loss of $1,731,000 for 1996. The 1998 equity income is exclusive of the Company's $1,374,000 pro-rata share of HRP's $5,347,000 net gain from early extinguishment of debt, which is reported separately as an extraordinary item. The improvement in 1998 was primarily due to HRP's 5.4% increase in rental revenues accompanied by a 4.2% decrease in property operating expenses. The improvement in 1997 resulted principally from HRP's substantially lower depreciation expense, as a result of an extension of the useful economic lives of certain building costs, effective from January 1, 1997. See Note 2 to the Company's consolidated financial statements.

     Expenses. Real estate expenses were $2,807,000 for 1998, compared to $3,351,000 for 1997 and $2,329,000 for 1996. This category includes administrative expenses, depreciation and amortization, interest and provision for losses (recovery).

     Administrative expenses declined 15% to $2,075,000 for 1998, compared to $2,436,000 for 1997 and $1,396,000 for 1996. The fluctuations were primarily attributable to the payments of leasing commissions to third party brokers associated with leasing fee income and payments under HCRE's incentive plan.

     Depreciation and amortization of $674,000 for 1998, compared to $674,000 for 1997 and $673,000 for 1996. Amortization expense of $672,000 for each of the three years relates to Hallwood Realty's general partner interest in HRP to the extent allocated to management rights.

     Interest expense of $58,000 , $160,000 and $281,000 for 1998, 1997 and
1996, respectively, relates to a $500,000 promissory note secured by 89,269 HRP limited partner units.

     Provision for loss of $81,000 in 1997 was attributed to the uncollectibility of a tenant receivable deposit from the prior sale of an office-retail property. The recovery of $21,000 in 1996 relates to the resolution of litigation over a defaulted mortgage.

ENERGY

     Revenues. Energy revenues were $5,216,000 for 1998, $6,350,000 for 1997 and $7,515,000 for 1996.

     After the Company's successful completion of the tender offer for the minority shares of HEC and the subsequent merger of HEC in November 1996, it effectively acquired ownership of the assets formerly held by HEC. Following the merger, certain HEC assets were transferred to two wholly owned entities. The two entities, in addition to other energy assets which remain with the Company, constitute the Company's investment in the energy industry. The general partner interest in HEP entitles the general partner to interests in HEP's properties ranging from 2% to 25%. The Company also owns an approximate 6.5% interest in HEP limited partner units. The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby they record their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its HCRC affiliate and accounts for its investment in HCRC under the equity method.

     Gas revenue of $3,652,000 for 1998 decreased by $368,000, or 9%, compared to $4,020,000 for 1997 and the 1997 revenue decreased by $383,000, or 9%, compared to $4,403,000 in 1996. The decrease in gas revenue for 1998 was due to a decrease in the average gas price to $1.97 from $2.51 per mcf, partially offset by an increase in production to 1,854,000 mcf from 1,602,000 mcf. The decrease for 1997 was due to a decline in production from 1,728,000 mcf in 1996, partially offset by an increase in the average gas price from $2.49 per mcf in 1996. The fluctuation in production volumes was caused by normal production declines and the temporary shut-in of two wells in Louisiana during 1997 while workover procedures were performed.

     Oil revenue of $1,405,000 for 1998 decreased by $588,000, or 30%, compared to $1,993,000 for 1997 and the 1997 revenue decreased by $670,000, or 25%, compared to $2,663,000 in 1996. The decrease in oil revenue for 1998 was due to a decrease in the average price per barrel to $13.13 from $19.93 in 1997, partially offset by an increase in production to 107,000 barrels from 100,000 barrels in 1997. The decrease for 1997 was due to a decline in production from 125,000 barrels in 1996, and a decrease in the average price per barrel from $20.64 in 1996. The fluctuation in production volumes was caused by normal production declines and the temporary shut-in of two wells in Louisiana during 1997 while workover procedures were performed.

     Other income of $159,000 for 1998, compares to $337,000 for 1997 and $449,000 for 1996. The decrease in 1998 is primarily due to a decrease in HEP's equity in earnings of affiliate, due to property impairments taken by HEP's affiliate in 1998. The decrease in 1997 is due to a decrease in acquisition fee income, partially offset by an increase in saltwater disposal income.

     Expenses. Energy expenses of $4,809,000 for 1998, compares to $4,518,000 for 1997 and $5,233,000 for 1996.

     Depreciation, depletion, amortization and impairment of properties increased 27% in 1998 to $1,761,000 from $1,387,000 in 1997. The increase is due to higher depletion resulting from the increased production discussed above, as well as higher capitalized costs during 1998. The 9% decrease in 1997, compared to $1,532,000 in 1996, is attributable to lower depletion in 1997 due to the decline in production previously discussed.

     Operating expenses, which are comprised of the costs of operating wells and production-related taxes were $1,533,000 for 1998, which represents a $132,000 increase, or 9%, from the 1997 amount of $1,401,000, as a result of increased production taxes from the increased production above. The 1997 expenses decreased by $108,000, or 7%, from the 1996 amount of $1,509,000. The decrease in 1997 is attributable to decreased production taxes due to the 15% decline in oil and gas revenue during 1997.

     Administrative expenses decreased 26% in 1998 to $968,000 from $1,317,000 in 1997. The decrease is due to reduced performance based compensation during 1998. The 1997 expenses were comparable to the 1996 amount of $1,314,000.

     Interest expense increased by $134,000, or 32%, to $547,000 in 1998, compared to $413,000 in 1997, due to an increase in the Company's term loan in November 1997 and an increase in the pro-rata share of HEP's interest expense due to HEP's higher outstanding debt in 1998. Interest expense in 1997 decreased by $43,000, or 9%, from the 1996 amount of $456,000, due to a decrease in the average outstanding debt balance and a decrease in its pro rata share of HEP's interest expense resulting from a lower debt balance.

     Minority interest, which represented the interest of other common and preferred shareholders in the net income of HEC was $422,000 for 1996. The minority interest was eliminated in November 1996 as a result of the merger of HEC into the Company.

OPERATING SUBSIDIARIES. The reportable segments of the Company's operating subsidiaries division consist of textile products and hotels.

TEXTILE PRODUCTS

     Revenues. Sales of $80,343,000 decreased by $11,209,000, or 12%, compared to $91,552,000 in 1997. Sales by the distribution businesses were lower in 1998 due to decreased demand for textile products in consumer markets, partially offset by increased sales of industrial products. This appears to be the result of availability of lower priced Asian imports, a high level of U.S. consumer spending on durable goods versus nondurable and unusual weather patterns affecting outerwear sales. Sales increased by $13,969,000, or 18%, in 1997, compared to $77,583,000 in 1996. The 1997 increase was attributable to higher sales in all divisions, but principally in the distribution businesses. Demand for Brookwood's products was much higher in 1997, compared to lower demand in 1996.

     Expenses. Total expenses decreased to $79,245,000, or 12%, for 1998 from $89,575,000 in 1997 and $76,361,000 in 1996. Cost of sales of $69,502,000 decreased by $9,971,000, or 13%, in 1998, principally due to the aforementioned sales decrease. The gross profit margin was 13.5% in 1998 compared to 13.2% in 1997. Cost of sales of $79,473,000 increased $12,217,000, or 18%, for 1997 from
$67,256,000 in 1996, principally due to the increase in sales revenue. The gross profit margin was 13.3% in 1996.

     Administrative and selling expenses for 1998 of $8,805,000 decreased $267,000, or 3%, compared to the 1997 amount of $9,072,000. The 1997 amount increased $590,000, or 7%, compared to the 1996 amount of $8,482,000. The fluctuations were attributable to operating expenses associated with the changes in sales revenue for the respective years.

     Interest expense decreased by $92,000 for 1998 to $938,000, from the 1997 amount of $1,030,000 and was the result of lower average borrowings and lower interest rates. Interest expense increased by $407,000 in 1997, from $623,000 in 1996 as a result of higher average borrowings.

HOTELS

     Revenues. Sales of $21,130,000 in 1998 increased by $92,000, or 0.4%, from the 1997 amount of $21,038,000. The sales increase in 1998 was primarily due to management fee revenues from The Enclave Suites, a resort condominium hotel acquired in July 1998, partially offset by a decline in revenue at the Longboat Key Holiday Inn and the Oklahoma City Embassy Suites properties. The Longboat Key revenue decline was primarily due to an extensive renovation project, which commenced in September 1997 and was finished in April 1998, and adverse weather conditions. The Oklahoma City revenue decline was due to a substantial increase in available rooms in the immediate market and low introductory rates offered by the competition. The average daily rate and the average occupancy level for 1998 declined 1.4% and 2.8%, respectively, compared to 1997 amounts. Sales for 1997 increased by $90,000, or 0.4%, from the 1996 amount of $20,948,000. In 1997, the hotel properties achieved a higher average daily rate of 3.4%, while occupancy levels decreased by an average of 3.8%, compared to 1996. The 1997 sales were negatively impacted by the renovation program at the Longboat Key hotel.

     Expenses. Hotel expenses were $23,226,000 for 1998, $21,275,000 for 1997, and $20,948,000 for 1996.

     Operating expenses of $18,552,000 for 1998 were up $1,562,000, or 9.2%, from the 1997 amount of $16,990,000. The increase was primarily attributable to operating expenses at The Enclave Suites property. Operating expenses for 1998 at the remaining properties increased $237,000, or 1.4%, compared to 1997 expenses. Operating expenses for 1997 decreased by $147,000, or 0.9%, from the 1996 amount of $17,137,000. The decline is attributable to reduced rent for the Greenville, South Carolina Residence Inn which was then a leasehold.

     Depreciation and amortization expense of $3,184,000 for 1998 increased by $343,000, or 12%, from the 1997 amount of $2,841,000. The increase was due to the acquisition of The Enclave Suites and the fee interest in the Oklahoma City Embassy Suites in September 1998. Depreciation and amortization expense for 1997 increased by

$184,000, or 7%, from the 1996 amount of $2,657,000. The increase is attributable to additional depreciation resulting from the May 1996 purchase of the fee interest in the Greenville Residence Inn and additional capital expenditures at the remaining properties.

     Interest expense of $1,490,000 for 1998 increased by $46,000, or 3.2%, from the 1997 amount of $1,444,000. The increase was due to the September 1998 term loans to acquire the Oklahoma City fee interest, offset by the refinancing of the mortgage loans in the 1997 fourth quarter on the Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina at more favorable interest rates. Interest expense for 1997 increased by $290,000, or 25%, from the 1996 amount of $1,154,000, due to the procurement of a term loan on the Greenville Residence Inn hotel in May 1996, partially offset by the aforementioned refinancing of the Residence Inn hotels in the 1997 fourth quarter.

ASSOCIATED COMPANY

     The Company is no longer engaged in this segment, as its remaining ShowBiz investment was sold in March 1997.

     Revenues. Associated company income for 1997 was $19,416,000, compared to the 1996 amount of $4,448,000. Results include the Company's pro-rata share of ShowBiz' results using the equity method of accounting and gains from the sale of ShowBiz shares. Revenue for 1997 includes equity income of $1,139,000 and a gain of $18,277,000 from the March 1997 sale of the Company's remaining investment in ShowBiz. The Company sold its 2,632,983 remaining ShowBiz shares as part of a ShowBiz secondary common stock offering. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and to focus on core investments. Revenue for 1996 included equity income of $2,017,000 and a gain of $2,431,000 from the sale of 262,500 ShowBiz shares.

     Expenses. Interest expense for 1997 was $607,000, compared to the 1996 amount of $1,558,000. The $951,000 decline in 1997 is due to the repayment of a $7,000,000 margin loan and a $4,000,000 promissory note, which had been collateralized by the ShowBiz investment, and the resolution of litigation involving a participation provision contained in the promissory note, for which the Company recognized $419,000 of expense in 1997 and $755,000 in 1996.

OTHER

     Revenues. Total revenues were $1,728,000 in 1998, $3,207,000 in 1997 and $960,000 in 1996

     During 1998, the Company favorably settled a 1996 litigation claim for $1,025,000 involving its former merchant banking activities and it was reported as revenue in the second quarter of 1998. In the third quarter of 1997, the Company settled a 1992 insurance claim involving issues relating to directors and officers liability coverage, and reported it as revenue of $1,508,000, net of associated legal costs.

     Fee income for 1998 of $550,000 was comparable with the 1997 amount of $560,000. Fee income for 1997 increased by $135,000, or 32%, compared to the 1996 amount of $425,000. The fees were derived from financial consulting contracts with an HEP affiliate and ShowBiz. A consulting contract with the HEP affiliate, provided for a $300,000 annual fee until its termination on December 31, 1996. The Company entered into a new contract on similar terms, apart from an increase to $550,000, effective December 31, 1996. The ShowBiz contract provided for a $125,000 annual fee until its termination in March 1997.

     Interest on short-term investments and other income in 1998 was $153,000, compared to the 1997 amount of $1,139,000. The substantial decrease was primarily attributable to lower interest income earned on the Company's short term investments, and lower rental income from the subleasing of executive office space formerly occupied by an affiliated entity, which master lease expired in May 1998. The interest and other income for 1997 increased $604,000 compared to the 1996 amount of $535,000. The increase was attributable to higher cash and investment balances generated from the ShowBiz sale proceeds and higher rental income from the aforementioned subleasing of executive office space.

     Expenses. Interest expense for the three year period relates primarily to the Company's 13.5% Subordinated Debentures, 7% Collateralized Senior Subordinated Debentures and 10% Collateralized Subordinated Debentures.

Interest expense for 1998 of $1,010,000 decreased by $2,587,000, or 72%, compared to 1997 interest of $3,597,000. The decrease was primarily due to (i) the repurchase of $12,875,000 of its 13.5% Debentures in a June 1997 self-tender offer; (ii) the December 1997 redemption of the remaining $14,287,000 balance of its outstanding 13.5% Debentures; (iii) the repurchase of 7% Debentures with a face amount of $2,253,000 in January 1998 to satisfy the balance of a sinking fund requirement; partially offset by the August 1998 Exchange Offer, whereby $6,468,000 of 7% Debentures were exchanged for a new issue of 10% Debentures. Interest expense in 1997 declined $661,000, or 16%, from the 1996 expense of $4,258,000. The decrease was due to the aforementioned repurchase of $12,875,000 of its 13.5% Debentures, partially offset by increased interest costs associated with the August 1996 and August 1997 issuance of additional 13.5% Debentures as payment of annual interest in-kind. See Note 7 to the Company's consolidated financial statements.

     Administrative expenses of $2,662,000 for 1998 compares to $3,291,000 for 1997 and $2,716,000 for 1996. The decrease of $629,000, or 19%, in 1998, compared to 1997, was primarily due to lower consulting and other professional fees. The increase of $575,000, or 21%, in 1997, compared to 1996, was attributable to higher consulting and other professional fees and shareholder relations costs.

     Income Taxes. The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax bases of assets and liabilities (approximately $43,112,000 at December 31, 1998), tax net operating loss carryforwards ("NOLs") (approximately $55,807,000 at December 31, 1998) and tax credit carryforwards (approximately $2,994,000 at December 31, 1998), to the extent that realization of such benefits is "more likely than not", as defined in Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS No. 109"). As a result of significant appreciation in the market value of the Company's HRP limited partner units in 1997 and 1998, management determined that the deferred tax asset should be increased to reflect the substantial gain that would result from the sale of the HRP investment. Accordingly the Company recorded a deferred tax benefit of $4,308,000 in 1998, which increased the deferred tax asset to $6,348,000 at December 31, 1998.

     During 1998, management completed a consolidation of the Company's real estate assets. The assets were transferred at market value into a new structure and, although the book basis of the assets was not changed, the consolidation resulted in the recognition of a significant tax gain in 1998. Certain of the Company's NOL carryforwards were utilized to reduce the related income tax effect of the consolidation, although the Company recorded a current federal charge for alternative minimum tax and state tax expense. The 1998 current federal and state tax expenses were $745,000 and $448,000, respectively.

     As a result of the appreciation in the market value of the Company's investment in ShowBiz during 1996, management had determined that the deferred tax asset should be increased at December 31, 1996 to reflect the anticipated realization of future tax benefits. Accordingly, the deferred tax asset was increased to $11,000,000 at December 31, 1996, from $5,929,000 at December 31, 1995, with a corresponding deferred tax benefit in 1996 of $5,071,000. In 1997, concurrent with the sale of the ShowBiz investment, the Company recorded an $8,960,000 non-cash federal deferred tax charge and a federal current charge of $535,000 for alternative minimum tax. Additionally, the Company recorded current federal and state tax expense of $117,000 and $296,000, respectively.

     The Company's NOLs expire as follows: 2001 to 2004 - $1,240,000; and 2005 to 2010 - $54,567,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $18,670,000 of the NOLs prior to their ultimate expiration in the year 2010 and therefore, as of December 31, 1998, the deferred tax asset was $6,348,000.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments and hotel properties, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

     Extraordinary Gain from Early Extinguishment of Debt. The Company recognized an extraordinary gain from early extinguishment of debt of $1,481,000 in 1998. The 1998 gain resulted from (i) the January 1998 repurchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000 resulting in a gain of $107,000; and (ii) a $1,374,000 gain from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from extinguishment of debt reported by HRP in 1998. In 1997, the Company recorded a net extraordinary gain from debt extinguishment of $200,000. Of this amount, $877,000 was attributable to the gain from the partial repurchase of 13.5% Debentures in June 1997, offset by $677,000 of losses from the refinancing of the Company's Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's unrestricted cash and cash equivalents at December 31, 1998 totaled $769,000.

     The Company's real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. The Company has pledged 113,300 of its HRP limited partnership units as collateral for a loan and hotel lease obligations. In addition, substantially all of the HRP limited partnership units are subject to a limited negative pledge for the Company's energy term loan. If the Company pledges designated HRP units, as defined, having a market value up to $2,000,000, the negative pledge can be released. Each quarter Hallwood Realty reviews HRP's capacity to make cash distributions to its partners. No distributions were declared by HRP in 1998.

     The Company's energy segment generates funds from its operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company and its subsidiaries report their share of HEP's long-term obligations totaling $5,306,000 at December 31, 1998. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. At December 31, 1998, HEP had a $49,700,000 revolving credit agreement, which matures in May 2003. HEP's unused borrowing capacity under the revolving credit agreement was $12,300,000 at February 28, 1999. The Company does not provide any loan guarantees on HEP's borrowings.

     In November 1997, HEPGP amended, restated and increased its energy term loan to $4,000,000, which had a remaining balance of $2,267,000 at December 31, 1998. The term loan, which is collateralized by the Company's HEP general partner and limited partner interests contains a provision which prohibits HEPGP from making any distribution to the Company during the term of the loan which matures in May 2000. Substantially all of the HRP limited partnership units are subject to a limited negative pledge for the term loan.

     During 1998, HEP declared distributions of $.52 per Class A unit and $1.00 per Class C unit to its unitholders. Distributions on Class B units are suspended if the Class A units receive a distribution of less than $.20 per Class A unit per calendar quarter. In any quarter for which distributions of $.20 or more per unit are made on the Class A units, the Class B units are entitled to be paid, in whole or in part, suspended distributions. The Class C units have a distribution preference of $1.00 per year, payable quarterly. HEP may not declare or make any cash distributions on the Class A or Class B units unless all accrued and unpaid dividends on the Class C units have been paid. The general partner is considering the distribution level for future quarters, taking into account oil and gas prices, cash flows, long-term debt, borrowing base levels and the capital needs of HEP.

     In the years ended December 31, 1998, 1997 and 1996, the Company received cash dividends of $784,000, $1,000,000, and $-0- respectively, from Brookwood. A cash dividend for 1999, if any, is contingent upon Brookwood's compliance with the covenants contained in its loan agreement. In addition, the Company received $394,000, $638,000 and $409,000 under its tax sharing agreement with Brookwood in the years ended December 31,1998, 1997 and 1996, respectively.

     At December 31, 1998, Brookwood was not in compliance with two covenants contained in its credit agreement, which requires a minimum consolidated capital expenditure of $1,500,000 in a calendar year and a minimum ratio of EBIDTA (earnings before interest, depreciation, taxes and amortization) to consolidated fixed charges of 1.00 to 1.00 for four consecutive quarters. On March 26, 1999, Brookwood entered into an Amendment No. 5 and Waiver to Credit Agreement, whereby the Bank waived the minimum consolidated capital expenditure requirement for the calendar year ended December 31, 1998 only, and amended that section of the credit agreement relating to the minimum ratio of EBIDTA to consolidated fixed charges by inserting "except for the four consecutive quarters ending March 31, 1999, and for said period only." Brookwood's revolving credit facility matures in January 2000 and management believes the facility can be renewed or replaced at that time.

     Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital. Sales of hotels are also a source of liquidity; however, it may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a renovation of the Longboat Key Holiday Inn hotel in April 1998, partly financed by the owner in the form of higher lease payments. It is anticipated that in April 1999 the Company will convert its three Residence Inn hotels to GuestHouse franchises. Renovations to meet the new franchiser's standards are expected to be funded from the Company's capital reserves and equipment lease facilities.

     Management believes that it will have sufficient funds for operations and to satisfy its current obligations. Management is currently exploring alternatives to refinance the 7% Debentures which mature in July 2000. See Notes 6 and 7 to the Company's consolidated financial statements for a further discussion of the Company's loan and debenture obligations.

     As described in Note 18 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,118,000 (excluding operating lease commitments of $23,052,000).

INFORMATION SYSTEMS AND THE YEAR 2000

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

     The Company developed a program to review and modify, where necessary, its computers and computer programming (information technology ("IT") systems) to process transactions and/or operate in the Year 2000 and beyond. Additionally, the Company is in the process of identifying and assessing its non-information technology systems, which are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The Company has identified three of its primary systems which are vulnerable to the Year 2000 issue: (1) General Ledger/Accounts Payable. These systems were modified by the vendor at no cost to the Company during 1998 and are now year 2000 compliant; (2) Shareholder and Debentureholder Services. Such services are processed through outside transfer agent providers, who have indicated that their most critical systems have already been tested, although additional systems will be tested through the first part of 1999. These systems will be modified by the vendors at no cost to the Company; (3) Payroll. Such services are processed through an outside payroll vendor. The Company has purchased updated Year 2000 compliant software from the vendor and it was installed in 1998 at minimal cost to the Company.

     Additionally, the Company is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on the Company's business and operations. The Company anticipates completing its survey of service providers and vendors by the 1999 second quarter.

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

     Provided below is a summary of the Year 2000 programs of subsidiaries and affiliated companies:

     Real Estate. HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems, which are vulnerable to the Year 2000 issue, are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems - These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant. (2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1(s) for tax reporting purposes in an environment that is not Year 2000 compliant. HRP has selected a tested and compliant system which will be installed in 1999 at minimal cost. (4) Payroll - HRP's payroll was processed in a non-compliant system through an outside payroll vendor until Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

     Additionally, HRP is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey includes the identification of certain on-site, non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, HRP will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. HRP anticipates finalizing its survey of service providers and vendors during the second quarter of 1999.

     HRP will utilize external and internal resources to reprogram, replace and test its systems for Year 2000 modifications. HRP anticipates completing the Year 2000 project, which includes repairing or replacing any vulnerable systems, by June 30, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000. In the event that a system will not be Year 2000 compliant, HRP will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor.

     Although HRP believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which HRP's systems may rely, will be converted timely, or converted in a manner that is compatible with HRP's systems, or that any such failures by such other companies would not have a material adverse effect or risk to HRP. HRP plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered. In the event of a complete failure of our information technology systems, HRP would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include (1) increased time delays associated with posting of information, and (2) increased personnel to manually process the information. HRP does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

     The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on HRP's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     Energy. HEP's Year 2000 Plan has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately twelve months ago, HEP began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified HEP's IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by HEP for reservoir engineering must be updated or replaced. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase is scheduled to be completed by September 30, 1999.

     However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. HEP's assessment of the readiness of third parties whose IT systems might have an impact on HEP's business has thus far not indicated any material problems; responses have been received to approximately 50% of the 172 inquiries made.

     With regard to HEP's Non-IT systems, HEP believes that most of these systems can be brought into compliance on schedule. HEP's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its plan, HEP is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

     Although it is difficult to estimate the total costs of implementing the plan through January 1, 2000 and beyond, HEP's preliminary estimate is that such costs will not be material. To date, HEP has determined that its IT systems are either compliant or can be made compliant for less than $150,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the plan will not differ materially form the estimated costs.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to HEP's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect HEP's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, HEP is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the HEP results of operations, cash flow or financial condition. Although HEP is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relations is in connection with the transporting and marketing of the oil and gas produced by HEP. HEP is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although in general the purchases and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. HEP believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. HEP's Year 2000 plan is expected to significantly reduce HEP's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by HEP's development of contingency plans.

     Textile Products. The Company's Brookwood subsidiary has identified three primary systems which are subject to the Year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable/Inventory. Brookwood has purchased a Year 2000 compliant computer for its converting business which is currently being installed and tested. All operating programs will be modified and fully operational by the 1999 third quarter. (2) Payroll. The processing plant's time-clock payroll system is not presently Year 2000 compliant, although it is anticipated that updated software will be installed and tested by the 1999 second quarter at minimal cost. (3) Factory Production. To date Brookwood has determined that substantially all of its machinery and equipment is not date-sensitive. Further testing is ongoing, although no Year 2000 problems are anticipated.

     Additionally, Brookwood is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on Brookwood's business and operations. This survey includes the identification of certain non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, Brookwood will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to factory production equipment. Brookwood anticipates finalizing its survey of service providers and vendors during the second quarter of 1999. To date, Brookwood has determined that substantially all of its machinery and equipment relating to factory production is not date sensitive. Further testing is on-going, although no Year 2000 problems are anticipated.

     Although Brookwood believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which Brookwood's systems may rely, will be converted timely, or converted in a manner that is compatible with Brookwood's systems, or that any such failures by such other companies would not have a material adverse effect or risk to Brookwood. Brookwood plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered. In the event of a complete failure of information technology systems, Brookwood would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include (1) increased time delays associated with posting of information , and (2) increased personnel to manually process the information. Brookwood does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

     Hotels. The Company's hotel segment has identified four primary systems.
(1) General Ledger/Accounts Payable. The day-to-day accounting functions at the hotel properties are out-sourced to a third party vendor. The vendor has installed and is currently testing a new software system that is Year 2000 compliant. It is anticipated that the software will be fully operational by the 1999 second quarter at no cost to the Company. (2) Reservations. The Company is currently working with the various franchisers to ensure Year 2000 compliance and proper interfacing of all computer software, and is not aware of any compliance problems. (3) Payroll. The day-to-day payroll functions at the hotel properties are out-sourced to a third party vendor. The vendor has installed and is currently testing a new software system that is Year 2000 compliant. It is anticipated that the software will be fully operational by the 1999 second quarter at no cost to the Company. (4) Facilities. Physical inspections at the hotels are ongoing to determine that any date sensitive equipment is Year 2000 compliant. Other than the telephone systems, substantially all equipment is already Year 2000 compliant and it is anticipated that all physical systems, including telephone systems, will be Year 2000 compliant by the 1999 second quarter at an anticipated cost of less than $100,000.

     The Company is also reviewing its facilities to determine non-information systems which might be Year 2000 vulnerable. Once these systems have been fully identified, the Company will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to, access doors, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, utility meters and switches and, as previously mentioned, telephone systems.

     Although the Company believes that its hotel subsidiaries will not experience Year 2000 compliance issues which will have a detrimental effect on operations, there can be no assurance that the systems of other companies, on which the Company's systems may rely, will be converted timely, or converted in a manner that is compatible with the Company's systems, or that any such failures by such other companies would not have a material adverse effect or risk to the Company. The Company plans to devote all resources that would be required to resolve any such issues in a timely manner arising from matters not previously considered. In the event of a complete failure of information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include (1) increased time delays associated with posting of information, and (2) increased personnel to manually process the information. The Company does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

     General. The Company will utilize both internal and external resources to achieve Year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 75% complete. And that its remediation is approximately 50% complete. As described earlier, the Company expects all of its internal efforts will be completed by the second quarter of 1999. However, there can be no guarantee that the Company will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems on a timely basis. The Company anticipates completing the Year 2000 project by September 30, 1999.

     In the event that a system will not be Year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor. The failure to correct a material Year 2000 problem could result in an interruption, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the year end uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Company believes, however, that its Year 2000 compliance plan and time line provides adequate staffing, resources and time to mitigate and pro-actively respond to any unforeseen Year 2000 problems in a timely manner. The Company plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS No. 130 - Reporting on Comprehensive Income ("SFAS No. 130") was issued. The Company had no items of other comprehensive income in the years presented.

     In June 1997, SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") was issued. The Company has adopted SFAS No. 131 for purposes of its current financial statements. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company has evaluated and complied with the guidance under SFAS No. 131.

     In April 1998, Statement of Position 98-5 - Reporting on the Costs of Start-up Activities ("SOP 98-5") was issued. SOP 98-5 concluded that costs of start-up activities, including organization costs, should be expensed as incurred. The Company's early adoption of this SOP had no significant effect on the financial statements of the Company.

     In June 1998, SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. The statement is effective for all quarters for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is part of a hedge transaction, and if it is, the type of hedge transaction. The Company currently has hedging contracts in its energy segment as related to oil and gas activities and its real estate segment as related to an interest rate swap agreement. The impact on the Company's results of operations, financial position or cash flows will be dependent on the level and type of derivative instruments the Company will have entered into at the time SFAS No. 133 is implemented. The Company is not planning an early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

INFLATION

     Inflation did not have a significant impact on the Company in 1998, 1997 and 1996 and is not anticipated to have a material impact in 1999.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not directly have any derivative financial instruments in place as of December 31, 1998, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in HEP has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, HEP's deliverable volumes. HEP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of December 31, 1998, HRP had a single "pay fixed/receive variable" interest rate swap agreement with highly rated counterparties in which the interest payments are calculated on a notional amount. Management does not consider the portion attributable to the Company to be significant on this derivative instrument.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at December 31, 1998 (in thousands):


                                      EXPECTED MATURITY DATES AS OF DECEMBER 31, 1998
                              ------------------------------------------------------------                 FAIR
    DEBT                       1999       2000      2001      2002      2003    THEREAFTER     TOTAL      VALUE
    ----                      ------    -------     ----      ----      ----    ----------    -------    -------
Fixed Rate Debt               $  921    $14,542    $ 490    $  528    $  572      $33,077      50,130    $47,905
   Average Interest Rate        7.81%      7.81%    8.14%     8.14%     8.15%        8.16%
Variable Rate Debt            $5,624    $ 6,808    $ 161    $  183    $  209      $   462     $13,447     13,440
   Average Interest Rate        8.67%      8.21%    13.15%   13.15%    13.15%       13.15%


     There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of approximately $1,271,000 during 1999, assuming that outstanding debt remained at current levels.

FORWARD-LOOKING STATEMENTS

     In the interest of providing stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings, industrial parks and hotels in the markets served; the volatility of oil and gas prices; the ability to continually replace and expand oil and gas reserves; the imprecise process of estimating oil and gas reserves and future cash flows; and uncertainties inherent in the Year 2000 computer problems that may affect the Company and each of its business segments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

     In addition to certain directors of the Company who serve as executive officers, the following individuals also serve as executive officers of the
Company:

     William L. Guzzetti, age 55, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of the general partner of HEP since February 1985 and as President, Chief Operating Officer and a Director of HCRC since May 1991. Prior to that, Mr. Guzzetti served as Senior Vice President, Secretary and General Counsel of HEC from November 1980 until February 1985. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively.

     Melvin J. Melle, age 56, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

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

         1. Financial Statements.

            Included in Part II, Item 8. of this report are the following:

                  Independent Auditors' Report

                  Consolidated Balance Sheets, December 31, 1998 and 1997

                  Consolidated Statements of Income, Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 1996, 1997 and 1998

                  Consolidated Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996

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

            Financial Statements of Hallwood Realty Partners, L.P.

                  Form 10-K for the year ended December 31, 1998

         3. Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                   3.1  --   Second Restated Certificate of Incorporation of
                             The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company's
                             Form S-8 Registration Statement, File No. 33-63709.

                   3.2  --   Restated Bylaws of the Company is incorporated
                             herein by reference to Exhibit 3.2 to the Company's
                             Form 10-K for the year ended December 31, 1997,
                             File No. 1-8303.

                   4.1  --   Indenture Agreement, and related Pledge Agreement,
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

                   4.2  --   Indenture Agreement and related Pledge and
                             Security Agreement, dated as of August 31, 1998 among Bank One, N.A., a national banking association, as Trustee and the Company, regarding
                             10% Collateralized Subordinated Debentures due July
                             31, 2005, is incorporated herein by reference to Form T-3 filed June 2, 1998 and related T-3/A amendments filed on June 17, 1998, August 4, 1998 and August 31, 1998, File No. 1-
                             8303.

                  10.3  --   Amended and Restated Agreement, dated March 30,
                             1990, between the Company and Stanwick Management
                             Company, Inc. (subsequently merged into its parent, Stanwick Holdings, Inc.) concerning the allocation of costs and expenses incurred in connection with the operation and management of their common offices is incorporated herein by reference to
                             Exhibit 10.30 to the Company's Form 10-Q for the fiscal quarter ended April 30, 1990, File No.
                             1-8303.

              *   10.4  --   Employment Agreement, dated January 1, 1994,
                             between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended July
                             31, 1994, File No. 1-8303.

                  10.6  --   Tax Sharing Agreement, dated as of March 15, 1989,
                             between the Company and Brookwood Companies
                             Incorporated is incorporated herein by reference to
                             Exhibit 10.25 to the Company's Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

              *   10.7  --   Amended Tax-Favored Savings Plan Agreement of the
                             Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company's Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

              *   10.8  --   Hallwood Special Bonus Agreement, dated as of
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

              *   10.18 --   1995 Stock Option Plan for The Hallwood Group
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

              *   10.22 --   Financial Consulting Agreement, dated as of
                             December 31, 1996, between the Company and HSC
                             Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company's Form
                             10-K for the year ended December 31, 1996, File No.
                             1-8303.

              *   10.23 --   Financial Consulting Agreement, dated as of
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

                  10.26 -- Amendment No. 3, dated as of June 25, 1997 to Credit Agreement, dated as of January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., as Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.26 to the Company's Form 10-Q for the quarter ended June 30, 1997, File No. 1-8303.

                  10.27 -- Amendment No. 4, dated as of March 18, 1998, to Credit Agreement, dated as of January 7, 1997, among Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., as Borrowers, and The Bank of New York is incorporated herein by reference to Exhibit 10.30 to the Company's Form 10-Q for the quarter ended June 30, 1998, File No. 1-8303.

                  10.28 -- Amended and Restated Credit Agreement, dated as of November 14, 1997, among HEPGP Ltd., as Borrower, and The Hallwood Group Incorporated, as Parent Guarantor, and Hallwood G.P., Inc., as Guarantor, and First Union National Bank, as Lender, is incorporated herein by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1997, File No. 1-8303.

                  10.29 -- Promissory note and related mortgage loan agreement in the original amount of $5,280,000, dated October 31, 1997, between Brock Suite Tulsa, Inc., as Maker, and Credit Suisse First Boston Mortgage Capital LLC, as Lender, is incorporated herein by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1997, File No. 1-8303.

                  10.30 -- Promissory note and related mortgage loan agreement in the original amount of $6,750,000, dated December 24, 1997, between Brock Suite Greenville, Inc., as Maker, and L.J. Melody & Company, as Lender, is incorporated herein by reference to
                             Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1997, File No. 1- 8303.

                  10.31 -- Promissory note and related mortgage loan and security agreement in the original amount of $17,250,000, dated September 11, 1998, between Hallwood Hotels - OKC, Inc., as Maker, and WMF Capital Corporation, as Lender, is incorporated herein by reference to Exhibit 10.31 to the Company's Form 10-Q for the quarter ended September 30, 1998, File No. 1-8303.

                  10.32 -- Promissory note and related loan agreement in the original amount of $1,300,000, dated September 11, 1998, between Hallwood Hotels - OKC Mezz, Inc., as Maker, and Commercial Mortgage Investment Trust, Inc., as Lender, is incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-Q for the quarter ended September 30, 1998, File No. 1-8303.

                  21    --   Active Subsidiaries of the Registrant as of
                             February 28, 1999.

                  27    --   Financial Data Schedule.

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

                                THE HALLWOOD GROUP INCORPORATED



                                By:          /s/ MELVIN J. MELLE
                                             -------------------
                                               Melvin J. Melle
                                           Vice President -- Finance
                                    (Principal Financial and Accounting Officer)

Dated: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 29th day of March 1999.

   /s/  MELVIN J. MELLE             Vice President -- Finance (Principal
   --------------------             Financial and Accounting Officer)
     (Melvin J. Melle)

 /s/  ANTHONY J. GUMBINER           Chairman of the Board and Director
 ------------------------           (Principal Executive Officer)
   (Anthony J. Gumbiner)

    /s/  BRIAN M. TROUP             President and Director (Principal Operating
    -------------------             Officer)
     (Brian M. Troup)

/s/  CHARLES A. CROCCO, JR.         Director
---------------------------
 (Charles A. Crocco, Jr.)

   /s/  J. THOMAS TALBOT            Director
   ---------------------
    (J. Thomas Talbot)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                             PAGE
                                                                                                             ----
Independent Auditors' Report..............................................................................    28

Financial Statements:
    Consolidated Balance Sheets, December 31, 1998 and 1997...............................................    29
    Consolidated Statements of Income, Years Ended December 31, 1998, 1997 and 1996.......................    31
    Consolidated Statements of Changes in Stockholders' Equity, Years Ended  December 31, 1996,
       1997 and 1998......................................................................................    33
    Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996...................    34
    Notes to Consolidated Financial Statements............................................................    35

    Supplemental Oil and Gas Reserve Information (Unaudited)..............................................    65

Independent Auditors' Report on Schedules.................................................................    68

Schedules:
    I   Condensed Financial Information of Registrant.....................................................    69
    II  Valuation and Qualifying Accounts and Reserves....................................................    74
    III Real Estate and Accumulated Depreciation..........................................................    75

    All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes.

Financial Statements of Hallwood Realty Partners, L.P.
    Form 10-K for the Year Ended December 31, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Dallas, Texas
March 26, 1999

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1998       1997
                                                                --------    -------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ..................................    $  9,771    $ 7,197
       Receivables and other assets ........................         687      1,063
                                                                --------    -------
                                                                  10,458      8,260
    ENERGY
       Oil and gas properties, net .........................      11,479      9,589
       Current assets of HEP ...............................       2,895      2,657
       Noncurrent assets of HEP ............................       1,219      1,859
       Receivables and other assets ........................         482        434
                                                                --------    -------
                                                                  16,075     14,539
                                                                --------    -------
          Total asset management assets ....................      26,533     22,799

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories .........................................      16,708     17,935
       Receivables .........................................      11,713     14,296
       Property, plant and equipment, net ..................       8,738      9,057
       Other ...............................................         889        938
                                                                --------    -------
                                                                  38,048     42,226
    HOTELS
       Properties, net .....................................      31,810     14,168
       Receivables and other assets ........................       3,845      1,742
                                                                --------    -------
                                                                  35,655     15,910
                                                                --------    -------
          Total operating subsidiaries assets ..............      73,703     58,136

OTHER
       Deferred tax asset, net .............................       6,348      2,040
       Other ...............................................       1,191      1,557
       Cash and cash equivalents ...........................         769      4,737
       Restricted cash .....................................         708        489
                                                                --------    -------
          Total other assets ...............................       9,016      8,823
                                                                --------    -------

          TOTAL ASSETS .....................................    $109,252    $89,758
                                                                ========    =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                 1998         1997
                                                                               ---------     --------
ASSET MANAGEMENT
    REAL ESTATE
       Loans payable ......................................................    $     500     $    500
       Accounts payable and accrued expenses ..............................          775        1,295
                                                                               ---------     --------
                                                                                   1,275        1,795
    ENERGY
       Long-terms obligations of HEP ......................................        5,306        4,731
       Current liabilities of HEP .........................................        3,949        2,793
       Loan payable .......................................................        2,267        3,867
       Accounts payable and accrued expenses ..............................        1,144          548
                                                                               ---------     --------
                                                                                  12,666       11,939
                                                                               ---------     --------
          Total asset management liabilities ..............................       13,941       13,734
OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loans payable ......................................................        9,900       13,800
       Accounts payable and accrued expenses ..............................        7,646        7,771
                                                                               ---------     --------
                                                                                  17,546       21,571
    HOTELS
       Loans payable ......................................................       30,354       12,019
       Accounts payable and accrued expenses ..............................        2,120        1,607
                                                                               ---------     --------
                                                                                  32,474       13,626
                                                                               ---------     --------
          Total operating subsidiaries liabilities ........................       50,020       35,197

OTHER
    7% Collateralized Senior Subordinated Debentures ......................       14,727       24,292
    10% Collateralized Subordinated Debentures ............................        6,808           --
    Interest and other accrued expenses ...................................        1,818        1,364
                                                                               ---------     --------
          Total other liabilities .........................................       23,353       25,656
                                                                               ---------     --------
          TOTAL LIABILITIES ...............................................       87,314       74,587

REDEEMABLE PREFERRED STOCK
    Series B, $.10 par value; 250,000 shares issued and outstanding .......        1,000        1,000

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value; authorized 500,000 shares;
       250,000 shares issued and outstanding as Series B ..................           --           --
    Common stock, $.10 par value; authorized 10,000,000 shares;
       issued 1,597,204 shares in both years;
       outstanding 1,254,751 and 1,261,757 shares, respectively ...........          160          160
    Additional paid-in capital ............................................       54,823       54,823
    Accumulated (deficit) .................................................      (24,676)     (31,693)
    Treasury stock, 342,453 and 335,447 shares, respectively; at cost .....       (9,369)      (9,119)
                                                                               ---------     --------
          TOTAL STOCKHOLDERS' EQUITY ......................................       20,938       14,171
                                                                               ---------     --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................    $ 109,252     $ 89,758
                                                                               =========     ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                          ------------------------------
                                                                           1998       1997        1996
                                                                          -------    -------    --------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ..........................................................    $ 5,925    $ 6,306    $  5,678
       Equity income (loss) from investments in HRP ..................      1,888        900      (1,731)
                                                                          -------    -------    --------
                                                                            7,813      7,206       3,947

       Administrative expenses .......................................      2,075      2,436       1,396
       Depreciation and amortization .................................        674        674         673
       Interest ......................................................         58        160         281
       Provision for losses (recovery) ...............................         --         81         (21)
                                                                          -------    -------    --------
                                                                            2,807      3,351       2,329
                                                                          -------    -------    --------
       Income from real estate operations ............................      5,006      3,855       1,618

    ENERGY
       Gas revenues ..................................................      3,652      4,020       4,403
       Oil and gas revenues ..........................................      1,405      1,993       2,663
       Other income ..................................................        159        337         449
                                                                          -------    -------    --------
                                                                            5,216      6,350       7,515

       Depreciation, depletion, amortization and impairment ..........      1,761      1,387       1,532
       Operating expenses ............................................      1,533      1,401       1,509
       Administrative expenses .......................................        968      1,317       1,314
       Interest ......................................................        547        413         456
       Minority interest .............................................         --         --         422
                                                                          -------    -------    --------
                                                                            4,809      4,518       5,233
                                                                          -------    -------    --------
          Income from energy operations ..............................        407      1,832       2,282
                                                                          -------    -------    --------
          Income from asset management operations ....................      5,413      5,687       3,900

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales .........................................................     80,343     91,552      77,583

       Cost of sales .................................................     69,502     79,473      67,256
       Administrative and selling expenses ...........................      8,805      9,072       8,482
       Interest ......................................................        938      1,030         623
                                                                          -------    -------    --------
                                                                           79,245     89,575      76,361
                                                                          -------    -------    --------
          Income from textile products operations ....................      1,098      1,977       1,222


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                     1998         1997         1996
                                                                     --------     --------     --------
    HOTELS
       Sales ....................................................    $ 21,130     $ 21,038     $ 20,948
       Operating expenses .......................................      18,552       16,990       17,137
       Depreciation and amortization ............................       3,184        2,841        2,657
       Interest .................................................       1,490        1,444        1,154
                                                                     --------     --------     --------
                                                                       23,226       21,275       20,948
                                                                     --------     --------     --------
          Loss from hotel operations ............................      (2,096)        (237)          --
                                                                     --------     --------     --------
          Income (loss) from operating subsidiaries .............        (998)       1,740        1,222

ASSOCIATED COMPANY
    Income from investment in ShowBiz ...........................          --       19,416        4,448

    Interest ....................................................          --          607        1,558
                                                                     --------     --------     --------
          Income from associated company ........................          --       18,809        2,890

OTHER
    Litigation and insurance settlements ........................       1,025        1,508           --
    Fee income ..................................................         550          560          425
    Interest on short-term investments and other income .........         153        1,139          535
                                                                     --------     --------     --------
                                                                        1,728        3,207          960

    Administrative expenses .....................................       2,662        3,291        2,716
    Interest ....................................................       1,010        3,597        4,258
                                                                     --------     --------     --------
                                                                        3,672        6,888        6,974
                                                                     --------     --------     --------
          Other loss, net .......................................      (1,944)      (3,681)      (6,014)
                                                                     --------     --------     --------

    Income before income taxes and extraordinary gain ...........       2,471       22,555        1,998
    Income taxes (benefit) ......................................      (3,115)       9,908       (4,525)
                                                                     --------     --------     --------

    Income before extraordinary gain ............................       5,586       12,647        6,523
    Extraordinary gain from early extinguishment of debt ........       1,481          200           --
                                                                     --------     --------     --------

NET INCOME ......................................................    $  7,067     $ 12,847     $  6,523
                                                                     ========     ========     ========

PER COMMON SHARE
    BASIC
       Income before extraordinary gain .........................    $   4.41     $   8.96     $   4.93
       Extraordinary gain from extinguishment of debt ...........        1.18         0.14           --
                                                                     --------     --------     --------
          Net income ............................................    $   5.59     $   9.10     $   4.93
                                                                     ========     ========     ========
    ASSUMING DILUTION
       Income before extraordinary gain .........................    $   4.26     $   8.63     $   4.89
       Extraordinary gain from extinguishment of debt ...........        1.14         0.14           --
                                                                     --------     --------     --------
          Net income ............................................    $   5.40     $   8.77     $   4.89
                                                                     ========     ========     ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)



                                                  COMMON STOCK      ADDITIONAL                 TREASURY STOCK          TOTAL
                                              ------------------     PAID-IN      ACCUMULATED  ----------------   STOCKHOLDERS'
                                              SHARES   PAR VALUE     CAPITAL       (DEFICIT)   SHARES    COST         EQUITY
                                              ------   ---------   -----------   ------------  ------   -------   -------------
BALANCE, JANUARY 1, 1996....................   1,597        $160      $57,210     $(50,963)       271   $(6,798)   $   (391)
    Net income..............................                                         6,523                            6,523
    Purchase of treasury stock..............                                                       28      (394)       (394)
    Preferred stock dividends...............                                           (50)                             (50)
    Proportionate share of stockholders'
       equity transactions of equity
       investments..........................                               96                                            96
                                               -----        ----      -------     --------       ----   -------     -------

BALANCE, DECEMBER 31, 1996..................   1,597         160       57,306      (44,490)       299    (7,192)      5,784
    Net income..............................                                        12,847                           12,847
    Purchase of treasury stock..............                                                      304    (8,373)     (8,373)
    Preferred stock dividends...............                                           (50)                             (50)
    Exchange of treasury stock for
       ShowBiz shares.......................                           (2,626)                   (268)    6,446       3,820
    Proportionate share of stockholders'
       equity transactions of equity
       investments..........................                              143                                           143
                                               -----        ----      -------     --------       ----   -------     -------

BALANCE, DECEMBER 31, 1997..................   1,597         160       54,823      (31,693)       335    (9,119)     14,171
    Net income .............................                                         7,067                            7,067
    Purchase of treasury stock..............                                                        7      (250)       (250)
    Preferred stock dividends...............                                           (50)                             (50)
                                               -----        ----      -------     --------       ----   -------     -------

BALANCE, DECEMBER 31, 1998..................   1,597        $160      $54,823     $(24,676)       342   $(9,369)    $20,938
                                               =====        ====      =======     ========       ====   =======     =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                         1998         1997         1996
                                                                       --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ....................................................    $  7,067     $ 12,847     $  6,523
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation, depletion, amortization and impairment .......       7,006        6,142        5,953
       Net change in deferred tax asset ...........................      (4,308)       8,960       (5,071)
       Equity in net (income) loss of HRP .........................      (1,888)        (900)       1,731
       Undistributed income from HEP ..............................      (2,472)      (3,826)      (4,559)
       Distributions from HEP .....................................       2,199        2,135        2,562
       Amortization of deferred gain from debenture exchanges .....        (504)        (600)        (577)
       Extraordinary gain from extinguishment of debt .............      (1,481)        (201)          --
       Gain from sale of investment in ShowBiz ....................          --      (18,277)      (2,431)
       Equity in net (income) of ShowBiz ..........................          --       (1,139)      (2,017)
       Accrued interest on 13.5% Debentures .......................          --        1,069        2,656
       Provision for losses .......................................          --           81            2
       Net change in textile products assets and liabilities ......       3,675       (2,825)      (3,517)
       Net change in energy assets and liabilities ................        (228)          88          321
       Net change in other assets and liabilities .................         119         (299)      (2,023)
                                                                       --------     --------     --------

          Net cash provided by (used in ) operating activities ....       9,185        3,255         (447)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of hotel properties and related assets ...............     (21,845)      (1,286)      (7,761)
    Investments in textile products property and equipment ........      (1,009)      (1,440)      (1,118)
    Investments in energy property and equipment ..................        (298)        (223)        (346)
    Net change in restricted cash for investing activities ........        (219)        (372)        (102)
    Investment in HEP by general partner ..........................        (171)          --           --
    Proceeds from sale of investment in ShowBiz ...................          --       40,323        4,139
    Purchase of minority shares of HEC ............................          --         (648)      (1,750)
    Investments in associated company/affiliate ...................          --           --          (53)
    Proceeds from sale of hotel properties and related assets .....          --           --           23
                                                                        --------     -------     --------

          Net cash provided by (used in) investing activities .....     (23,542)      36,354       (6,968)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ...............      18,550       18,630       14,775
    Repayment of bank borrowings and loans payable ................      (5,715)     (25,411)      (2,227)
    Repurchase of 7% Debentures ...................................      (2,146)          --           --
    Purchase of common stock for treasury .........................        (250)      (8,373)        (394)
    Payment of preferred stock dividends ..........................         (50)         (50)         (50)
    Repurchase of 13.5% Debentures ................................          --      (27,163)          --
    Net change in restricted cash for financing activities ........          --           --         (375)
    Purchase of capital stock by energy subsidiary for treasury ...          --           --         (158)
                                                                       --------     --------     --------

          Net cash provided by (used in) financing activities .....      10,389      (42,367)      11,571
                                                                       --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............      (3,968)      (2,758)       4,156
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................       4,737        7,495        3,339
                                                                       --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR ............................    $    769     $  4,737     $  7,495
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

NOTE 1 -- ACCOUNTING POLICIES

     The significant accounting policies of the Company are as follows:

     (a) Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries:

         Brock Suite Greenville, Inc.
         Brock Suite Hotels, Inc.
         Brock Suite Huntsville, Inc.
         Brock Suite Tulsa, Inc.
         Brookwood Companies Incorporated
         Brookwood Laminating, Inc.
         C-34 Holdings, Inc.
         Condo Hotel and Resort Management, Inc.
         Enclave Resort, Inc.
         HEPGP Ltd.
         HWG, LLC
         HWG 95 Advisors, Inc.
         HWG 98 Advisors, Inc.
         HWG Holding One, Inc.
         HWG Holding Two, Inc.
         HWG Realty Investors, Inc. (merged in 1998)
         HWG Realty Investors, LLC
         HSC Securities Corporation
         Hallwood Commercial Real Estate, Inc. (merged in 1998)
         Hallwood Commercial Realty, LLC
         Hallwood Energy Corporation and subsidiaries (merged in 1996) Hallwood G.P., Inc.
         Hallwood Hotels, Inc.
         Hallwood Hotels - OKC, Inc.
         Hallwood Hotels - OKC Mezz, Inc
         Hallwood-Integra Holding Company
         Hallwood Investment Company
         Hallwood-Kenyon Holding Company
         Hallwood Realty, LLC
         Hallwood Realty Corporation (merged in 1998)
         Integra Resort Management, Inc.
         Kenyon Industries, Inc.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     (c) Carrying Value of Investments

         Common shares and other securities are recorded at fair value determined as of the date acquired. Thereafter, equity accounting is utilized where the Company is able to exercise significant influence over the issuer's operating and financial policies.

         During 1997, the Company's investee affiliate, Hallwood Realty Partners, L.P. ("HRP"), completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net operating results of HRP by approximately $7,200,000 for the year ended December 31, 1997. The proportional effect to the Company under equity accounting standards was an increase in equity earnings from HRP in 1997 of approximately $1,800,000, considering the Company's overall 25% ownership of HRP.

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

         Hallwood Energy Partners, L.P. ("HEP") has entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

     (e) Investment in Energy Affiliate

         The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities record their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     (f) Purchase Price in Excess of Fair Value of Net Assets Acquired

         The purchase price in excess of fair value of the net assets acquired in business acquisitions is amortized over the expected period of benefit. The excess of the Company's proportionate share of the underlying equity in the net assets of HRP over its investment is amortized on a straight line basis over a period of 10 years.

     (g) Impairment

         The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     (h) Depreciation and Amortization

         Depreciation of fee-owned hotel properties is computed on the straight-line method over a period of twenty years, five to twenty years for improvements, and three to ten years for furniture and equipment. Amortization of hotel leasehold interests is computed on the straight-line method over the remaining lease term and varies from 6 to 10 years.

         Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized and depreciated over the estimated useful lives of the assets.

     (i) Income Taxes

         The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, net operating loss carryforwards and tax credits reduced by a valuation allowance. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

     (j) Inventories

         Inventories are valued at the lower of cost (first-in, first-out method) or market.

     (k) Statement of Cash Flows

         The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within ninety days from the date of acquisition.

     (l) Environmental Remediation Costs

         The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would significantly affect the operations, financial position or cash flow of the Company.

     (m) Common Stock

         The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     (n) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     (o) Computation of Earnings Per Common Share

         Basic earnings per share is computed by dividing net income attributable to the common stockholders' interests after preferred dividend requirements by the weighted average number of common shares outstanding. Earnings per share assuming dilution is computed by dividing net income attributable to the common stockholders' interests after preferred stock dividend requirements by the weighted average number of equivalent shares outstanding. Stock options described in
         Note 9 are considered to be equivalent shares. The number of equivalent shares is computed using the "treasury stock method ," which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options.

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assuming dilution methods (in thousands, except per share amounts):

                                                       YEARS ENDED DECEMBER 31,
                                                      ---------------------------
                     DESCRIPTION                       1998       1997      1996
             ----------------------------             ------    -------    ------
NET INCOME
Net income, as reported ..........................    $7,067    $12,847    $6,523
Less: Dividends on preferred stock ...............        50         50        50
                                                      ------    -------    ------

Net income available to common stockholders ......    $7,017    $12,797    $6,473
                                                      ======    =======    ======

AVERAGE SHARES OUTSTANDING
Average shares outstanding - basic ...............     1,255      1,406     1,314
Stock options ....................................        43         54        10
                                                      ------    -------    ------

Outstanding shares -assuming dilution ............     1,298      1,460     1,324
                                                      ======    =======    ======

     (p)  Reclassifications

          Certain reclassifications have been made in the prior years' amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported net income.

     (q)  New Accounting Pronouncements

          In June 1997, SFAS No. 130 - Reporting on Comprehensive Income ("SFAS No. 130") was issued. The Company has adopted SFAS No. 130 effective January 1, 1998. The Company had no items of other comprehensive income in the years presented.

          In June 1997, SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") was issued. The Company has adopted SFAS No. 131 for purposes of its current financial statements, which redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a company's operating segments. The Company has evaluated and complied with the guidance under SFAS No. 131.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              In April 1998, Statement of Position 98-5 - Reporting on the Costs of Start-up Activities ("SOP 98-5") was issued. SOP 98-5 concluded that costs of start-up activities, including organization costs, should be expensed as incurred. The Company's early adoption of this SOP had no significant effect on the financial statements of the Company.

              In June 1998, SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. The statement is effective for all quarters for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is part of a hedge transaction, and if it is, the type of hedge transaction. The Company currently has hedging contracts in its energy segment as related to oil and gas activities and its real estate segment as related to an interest rate swap agreement. The impact on the Company's results of operations, financial position or cash flows will be dependent on the level and type of derivative instruments the Company will have entered into at the time SFAS No. 133 is implemented. The Company is currently not planning an early adoption of SFAS No. 133, and has not had an opportunity to evaluate the financial impact of the provisions of SFAS No. 133 on its consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 2 -- INVESTMENTS IN REAL ESTATE AFFILIATE AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):

                                              DECEMBER 31, 1998
                                              -----------------        AMOUNT AT WHICH            INCOME (LOSS) FOR
                                              NUMBER               CARRIED AT DECEMBER 31,     YEARS ENDED DECEMBER 31,
    BUSINESS SEGMENTS AND                       OF                 ----------------------    ---------------------------
  DESCRIPTION OF INVESTMENTS                   UNITS     COST       1998            1997       1998      1997      1996
------------------------------                -------  --------    ------         -------    -------   -------  --------
ASSET MANAGEMENT
    REAL ESTATE AFFILIATE
    HALLWOOD REALTY PARTNERS, L.P. (A)
   --   General partner interest............            $ 8,650    $3,877         $ 4,435    $    77   $    29   $   (101)
   --   Limited partner interest............  413,040     5,377     5,894           2,762      1,811       871     (1,630)
                                                        -------    ------         -------    -------   -------   --------
               Totals.......................            $14,027    $9,771         $ 7,197    $ 1,888   $   900   $ (1,731)
                                                        =======    ======         =======    =======   =======   ========

ASSOCIATED COMPANY
    SHOWBIZ PIZZA TIME, INC. (B)
    --   Common stock.......................
           Equity in earnings...............                                                           $ 1,139   $  2,017
           Gain on sale of shares...........                                                            18,277      2,431
                                                                                                       -------   --------
               Totals.......................                                                           $19,416   $  4,448
                                                                                                       =======   ========


     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

      (A) In November 1990, the Company, through its former wholly owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note 13. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. The Company accounts for its investment in HRP on the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of various partner capital transactions reported by HRP. The Company's proportionate share of the underlying equity in net assets of HRP exceeds its investment by $6,236,000, which is being amortized on the straight-line basis over a period of 10 years.

          The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Equitec initially retained the property management rights for a three-year period following the November 1990 consolidation. Beginning November 1993, the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $672,000 for each of the years ended December 31, 1998, 1997 and 1996.

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

          The carrying value of the Company's investment in HRP includes non-cash adjustments for its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments, from the original date of investment through December 31, 1998, resulted in a

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          $49,000 decrease in the carrying value of the HRP investment. In 1998, the Company also recognized an extraordinary gain of $1,374,000 from the recognition of the company's pro-rata share of HRP's $5,347,000 extraordinary gain from early extinguishment of debt.

          During 1998, management completed a consolidation of the Company's real estate assets into a new structure. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not effect the carrying value of the investments.

          The Company has pledged 89,269 HRP limited partner units to collateralize a $500,000 promissory note. See Note 6.

          The quoted market price per unit and the Company's carrying value per unit of the limited partner units of HRP (Quotron symbol HRY) at December 31, 1998 were $59.50 and $14.27, respectively. The general partner interest in HRP is not publicly traded.

          As of December 31, 1998, the Company owned a 1% general partner and a 25% limited partner interest in HRP.

          The following table sets forth summarized (unaudited) financial data of Hallwood Realty Partners, L.P. as of and for the years ended December 31, 1998 and 1997 (in thousands):

                                                                       1998        1997
                                                                     --------    --------
Balance Sheet Data
  Real estate property, net .....................................    $175,779    $179,028
  Total assets ..................................................     214,023     207,134
  Mortgages payable .............................................     162,078     157,911
  Total partners' capital .......................................      44,634      33,041

Statement of Operations Data
  Revenue .......................................................    $ 56,680    $ 53,899
  Income before extraordinary gain ..............................       6,246       2,357
  Net income ....................................................      11,593       2,357

The data used to compile the above table was obtained from Securities and Exchange Commission filings on Form 10-K.

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

          Between 1990 and 1996, the Company acquired additional shares through the exercise of common stock warrants and common stock splits and sold a portion of its shares. During 1996, the Company sold 262,500 shares of common stock for $4,139,000, at a net gain of $2,431,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          In January 1997, the Board of Directors of the Company authorized the issuance of 267,709 treasury shares in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trusts, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, chairman and president of the Company, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996. The completion of the exchange was contingent upon regulatory approval which was received in March 1997.

          In February 1997, ShowBiz filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of 3,200,000 shares of common stock (2,305,371 shares of which were to be sold by the Company and 894,629 shares by the Alpha and Epsilon Trusts). The underwriters were also granted, and did exercise, an option to purchase an additional 454,746 shares of common stock from the Company and the Trusts to cover over-allotments. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax loss carryforwards and focus on core investments. In March 1997, the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay the $7,000,000 MLBFS line of credit and the $4,000,000 promissory note as discussed in Note
          6. The Company realized a gain of $18,277,000 from the sale. Concurrent with the sale, all five directors of the Company who were also directors of ShowBiz resigned from the ShowBiz board.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 3 -- OIL AND GAS PROPERTIES

     The following tables summarize certain oil and gas information by category (full cost method), cost and unproved mineral interest (at cost). The tables relate to all of HEPGP, the Company and its energy subsidiaries proportionate share of HEP's oil and gas properties, (in thousands):

     (a) Category:

                                                                                 DECEMBER 31,
                                                                          -----------------------
                                                                             1998          1997
                                                                          ---------     ---------
Proved mineral interests .............................................    $ 122,807     $ 118,898
Unproved mineral interests ...........................................          442           278
Other property and equipment .........................................           --           422
                                                                          ---------     ---------
                                                                            123,249       119,598
Less: Accumulated depreciation, depletion, amortization and
      property impairment ............................................     (111,770)     (110,009)
                                                                          ---------     ---------

      Oil and gas properties, net ....................................    $  11,479     $   9,589
                                                                          =========     =========

     (b) Cost:

                                                  YEARS ENDED DECEMBER 31,
                                                 --------------------------
                                                   1998     1997      1996
                                                 ------    ------    ------
Property acquisition - proved ...............    $3,408    $  233    $  279
Property acquisition - unproved .............       164       121        87
Development .................................     1,268     1,136     1,321
Exploration .................................       725       834       100
                                                 ------    ------    ------

   Total ....................................    $5,565    $2,324    $1,787
                                                 ======    ======    ======

     Depreciation, depletion, amortization and impairment per equivalent barrel of production for the years ended 1998, 1997 and 1996, was $4.23, $3.78 and $3.54, respectively.

     (c) Unproved mineral interests (at cost):

                                                  DECEMBER 31,
                                                 ------------
                                                 1998    1997
                                                 ----    ----
Exploration acreage .........................    $401    $209
Other .......................................      41      69
                                                 ----    ----

      Total .................................    $442    $278
                                                 ====    ====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 4 -- HOTEL PROPERTIES

     The following table summarizes the cost and accumulated depreciation and amortization of the hotel properties as of the balance sheet dates (in thousands):

                                                                      DECEMBER 31,
                                                                ---------------------
                                                                  1998         1997
                                                                --------     --------
Building improvements and equipment ........................    $ 35,866     $ 16,670
Land and land improvements .................................       2,903        1,797
Leasehold acquisition costs ................................       1,401        6,501
                                                                --------     --------
                                                                  40,170       24,968
Less: Accumulated depreciation and amortization ............      (8,360)     (10,800)
                                                                --------     --------

      Total ................................................    $ 31,810     $ 14,168
                                                                ========     ========

     At December 31, 1998, hotel properties consisted of (i) fee interests in one Embassy Suites and two Residence Inns; (ii) leasehold interests in one Residence Inn and one Holiday Inn and; (iii) certain real estate related to the resort condominium hotel. In April 1999, all of the Residence Inn franchises will terminate by mutual agreement and are expected to become GuestHouse franchises.

NOTE 5 -- CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of the balance sheet dates are as follows (in thousands):

                                                  DECEMBER 31,
                                                 --------------
                                                 1998     1997
                                                 ----    ------
Cash ........................................    $488    $  985
Cash equivalents ............................     281     3,752
                                                 ----    ------

      Total .................................    $769    $4,737
                                                 ====    ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 6 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          ------------------
                                                                            1998       1997
                                                                          -------    -------
Real Estate ..........................................................
   Promissory note, 8%, originally due March 1998 (see below) ........    $   500    $   500

Energy ...............................................................
   Term loan, libor + 3.5%, due May 2000 .............................      2,267      3,867

Textile Products .....................................................
   Revolving credit facility, prime + .25%, due January 2000 .........      9,900     13,800

Hotels ...............................................................
   Term loan, 7.5%, fixed, due October 2008 ..........................     17,198         --
   Term loan, 7.86% fixed, due January 2008 ..........................      6,667      6,750
   Term loan, 8.20% fixed, due November 2007 .........................      5,209      5,269
   Term loan, libor + 7.5%, due October 2005 .........................      1,280         --
                                                                          -------    -------
                                                                           30,354     12,019

       Total .........................................................    $43,021    $30,186
                                                                          =======    =======

     Further information regarding loans payable is provided below:

Real Estate

     Promissory note. In connection with the settlement of an obligation related to Integra, the Company issued a four-year, $500,000 promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). The Company accrued the full amount of $500,000 as a charge to interest expense, of which $50,000, $120,000 and $230,000 were recorded in the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company tendered full payment, including the HRP Participation Amount, totaling $1,000,000 in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the March 1998 tendered payment and instituted litigation in the State of Delaware. The litigation is currently in the discovery phase and a trial date has not yet been scheduled.

Energy

     Term loan. In November 1997, HEPGP Ltd. ("HEPGP") amended, restated and increased its credit agreement with First Union National Bank of North Carolina ("First Union"). The term loan in the original amount of $4,000,000 is collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP. HEPGP also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of LIBOR plus 3.5% (9.09% at December 31, 1998); (iv) a limited negative pledge relating to substantially all of the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests. At December 31, 1998, the outstanding balance was $2,267,000.

     Long term obligations. Included in the consolidated balance sheets at December 31, 1998 and 1997 are long-term obligations of HEP in the amount of $5,306,000 and $4,731,000, respectively. These amounts represent the Company's and its' subsidiaries share of HEP's outstanding long-term obligations which, at December 31, 1998, consisted of a $49,700,000

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES revolving credit agreement. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties.

Textile Products

     In January 1997, Brookwood entered into a revolving credit facility in an amount up to $14,000,000 ($15,000,000 between April and June) with The Bank of New York (the "Credit Agreement"). Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.00% at December 31, 1998) or LIBOR plus 2.25%. The facility was amended to increase the maximum amount to $17,500,000 for the periods April through December 1997, and, May through August 1998, and permanently increase the amount to $15,000,000 thereafter and to change certain of the financial covenants. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. As of December 31, 1998, Brookwood had an additional $3,164,000 of borrowing base availability. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on the amount of dividends and repayment of debt or cash transfers to the Company. At December 31, 1998, the outstanding balance was $9,900,000.

     At December 31, 1998, Brookwood was not in compliance with two covenants contained in the Credit Agreement, which requires a minimum consolidated capital expenditure of $1,500,000 in a calendar year and a minimum ration of EBIDTA (earnings before interest, depreciation, taxes and amortization) to consolidated fixed charges of 1.00 to 1.00 for four consecutive quarters. On March 26, 1999, Brookwood entered into an Amendment No. 5 and Waiver to Credit Agreement, whereby the Bank waived the minimum consolidated capital expenditure requirement for the calendar year ended December 31, 1998 only, and amended that section of the Credit Agreement relating to the minimum ratio of EBIDTA to consolidated fixed charges by inserting "except for the four consecutive quarters ending March 31, 1999, and for said period only."

Hotels

     Term Loans. In September 1998, the Company formed two new wholly-owned subsidiaries, Hallwood Hotels - OKC, Inc. to acquire the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000 and the related mortgage term loan; and Hallwood Hotels - OKC Mezz, Inc. to acquire a mezzanine loan related to that fee acquisition . Prior to the fee acquisition, the Company held a leasehold interest in the hotel.

     The mortgage loan for $17,250,000 includes the following significant terms:
(i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008;
(iii) prepayment permitted after November 2000, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. At December 31, 1998, the outstanding balance was $17,198,000.

     The mezzanine loan for $1,300,000 includes the following significant terms:
(i) interest rate of libor plus 7.5% (13.15% at December 31, 1998); (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. At December 31, 1998, the outstanding balance was $1,280,000.

     Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the Residence Inn hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%;
(ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The balance at December 31, 1998 was $6,667,000.

     Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the Residence Inn hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454 based upon 25-year amortization schedule with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 1998 was $5,209,000.

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

     Schedule of Maturities. Maturities of aggregate loans payable and debentures for the next five years, are as follows (in thousands):

                                                                          BUSINESS SEGMENT
                                                  --------------------------------------------------------------
 YEARS ENDED                                        REAL                    TEXTILE
 DECEMBER 31,                                      ESTATE      ENERGY (a)   PRODUCTS       HOTELS     OTHER (b)        TOTAL
 ------------                                     --------     ----------   ----------    ---------   ----------       -------
   1999 ...................................       $    500       $1,600       $3,900       $   545       $    --       $ 6,545
   2000 ...................................             --          667        6,000           595        14,088        21,350
   2001 ...................................             --           --           --           651            --           651
   2002 ...................................             --           --           --           711            --           711
   2003 ...................................             --           --           --           781            --           781
Thereafter ................................             --           --           --        27,071         6,468        33,539
                                                  --------       ------       ------       -------       -------       -------

       Total ..............................       $    500       $2,267       $9,900       $30,354       $20,556       $63,577
                                                  ========       ======       ======       =======       =======       =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

------------------

(a) HEP's long-term indebtedness of $49,700,000 is not a direct obligation of HEPGP or of the Company. HEP's debt maturities are as follows: $9,319,000 in 1999; $12,425,000 in 2000; $12,425,000 in 2001; $12,425,000 in 2002 and
      $3,106,000 in 2003.

(b) Maturities for the 7% and 10% Debentures, excludes net unamortized gain from exchange of $979,000 as discussed in Note 7.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 7 --   DEBENTURES

     13.5% Subordinated Debentures. In May 1989, the Company distributed to its stockholders $46,318,600 aggregate principal amount of a new issue of its 13.5% Subordinated Debentures Due July 31, 2009 (the "13.5% Debentures"). The Company had authorized the issuance of up to $100,000,000 aggregate principal amount of 13.5% Debentures. The 13.5% Debentures were subordinate to bank borrowings, guarantees of the Company and other " Senior Indebtedness" (as defined in the indenture relating to the 13.5% Debentures). Ten dollars principal amount of the 13.5% Debentures was distributed for each share of common stock of the Company outstanding at the close of business on March 31, 1989.

     Interest on the 13.5% Debentures was payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period could be paid in-kind by the issuance of additional 13.5% Debentures in lieu of cash. The Company exercised this option and had paid the annual interest payments in-kind for the 1991, 1992, 1996 and 1997 interest payments.

     Tender Offer for and Redemption of 13.5% Debentures. In June 1997, pursuant to a self-tender offer for up to $20,000,000 of its 13.5% Debentures, debentureholders tendered and the Company repurchased $12,875,000 principal value of 13.5% Debentures during the offer period. The offer price was $105 per $100 principal amount, and aggregated $13,519,000 for all debentures properly tendered. As no interest was paid to debentureholders accepting the offer, the Company recognized an extraordinary gain from early debt extinguishment of $877,000, attributable to the amount of accrued interest to the expiration of the self-tender offer less the principal amount of premium.

     In November 1997, the Company redeemed the $14,287,000 remaining balance of its outstanding 13.5% Debentures. The redemption price was 100% of the principal amount plus accrued interest to the redemption date of December 19, 1997.

     7% Collateralized Senior Subordinated Debentures. In March 1993, the Company completed an exchange offer (the "1993 Exchange Offer") whereby $27,481,000 of its 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face amount. Interest is payable quarterly in arrears in cash. The 7% Debentures are secured by a pledge of the capital shares of the Brookwood and Hallwood Hotels subsidiaries. The common and preferred stock of Brookwood are also subject to a prior pledge in favor of BNY.

     The Company accounted for the 1993 Exchange Offer in accordance with Statement of Financial Accounting Standards No. 15 -- Accounting by Debtors and Creditors for Troubled Debt Restructuring ("SFAS No. 15"). SFAS No. 15 requires that concessions given the Company by 13.5% debentureholders should be accounted for as a modification of an existing obligation and no current period gain should be recognized. The amount of unrecognized gain was $4,220,000, and is being amortized, using the constant effective interest rate method over the term of the 7% Debentures. The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and is being amortized as a reduction of interest expense. This amortization results in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain was $492,000, $600,000 and $577,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Between 1994 and 1998, the Company repurchased 7% Debentures having a principal value of $4,673,000, and completed an exchange offer for $6,467,830 principal amount. These repurchases satisfied the Company's obligation to retire 10% of the issue ($2,748,000) prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the original issue prior to March 1998. In January 1998, the Company repurchased 7% Debentures with a principal amount of $2,253,000 for $2,146,000, to fully satisfy the balance of a sinking fund requirement contained in the Indenture. The 1998 repurchase resulted in an extraordinary gain from debt extinguishment of $107,000.

     10% Subordinated Debentures. In June 1998, the Company announced a commission-free exchange offer (the "1998 Exchange Offer") to all holders of 7% Debentures. The Company offered to exchange 7% Debentures for a new issue of 10% Collateralized Subordinated Debentures, due July 31, 2005, in the ratio of $100 principal amount of 10% Debentures for each $100 principal amount of 7% Debentures tendered. Terms and conditions of the 1998 Exchange Offer were described in an exchange offer circular, dated June 22, 1998, and a supplemental modification letter dated July 31, 1998,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES both of which were mailed to all holders of 7% Debentures. The 7% debentureholders tendered $6,467,830, or 31% of the outstanding principal amount prior to the August 28, 1998, expiration date of the 1998 Exchange Offer.

     The 10% Debentures were listed on The New York Stock Exchange and commenced trading on Monday, August 31, 1998. The direct costs of the exchange offer in the amount of $131,000 were expensed in 1998. For accounting purposes, a pro-rata portion of the $1,121,000 unamortized gain attributable to the 7% Debentures in the amount of $353,000 was allocated to the 10% Debentures, and will be amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

     The 10% Debentures are secured by a first and senior lien on the capital stock of the Company's Brock Suite Hotels, Inc. subsidiary and by a subordinated and junior lien on the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries which are also pledged to secure the 7% Debentures.

     Balance sheet amounts for the 7% and 10% Debentures are detailed below (in thousands):


                                                                                                     DECEMBER 31,
                                                                                              ------------------------
                                            DESCRIPTION                                         1998            1997
                                            -----------                                       --------        --------
      7% Debentures (face amount)..........................................................    $14,088         $22,808
      Unamortized gain from exchange, net of accumulated amortization......................        639           1,484
                                                                                               -------         -------

             Totals........................................................................    $14,727         $24,292
                                                                                               =======         =======

      10% Debentures (face amount).........................................................    $ 6,468
      Unamortized gain from exchange, net of accumulated amortization......................        340
                                                                                               -------

             Totals........................................................................    $ 6,808
                                                                                               =======


NOTE 8 -- REDEEMABLE PREFERRED STOCK

     In connection with the February 1995 settlement of certain related lawsuits, the Company agreed to issue 250,000 shares of a newly-designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share (total amount of $50,000), which have been paid in 1996, 1997 and 1998. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

NOTE 9 -- STOCKHOLDERS' EQUITY

     Common Stock. The number of outstanding shares of common stock does not include treasury shares. See "Treasury Stock" below. The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

     Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share, and did issue 250,000 shares of newly designated Series B Preferred Stock, as discussed in Note 8.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Treasury Stock. Treasury stock consists of shares of common stock repurchased by the Company. During 1998, the Company repurchased 7,006 shares of its common stock from the estate of a former director at a cost of $250,000. As of December 31, 1998 and 1997, the Company held 342,453 and 335,447 treasury shares, respectively.

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

     Reissuance of Treasury Stock. In January 1997 the Board of Directors authorized an exchange of 267,709 treasury shares acquired in the merger with HEC for 219,194 shares of ShowBiz from the Alpha and Epsilon Trusts, as discussed in Note 2.

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

     Stock Options. All options issued under the 1995 Stock Option Plan for The Hallwood Group Incorporated Plan are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company's common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant. During 1998, the Company reacquired 10,000 options from the estate of a former director at a cost of $144,700 which was expensed.

      Below is the status of 1995 Stock Option Plan as of December 31, 1998:

      Total options authorized...................      136,000
      Less: Options granted, not exercised:
                September 1997...................      (63,000)    Exercise price of $26.06, expiring September 2007
                February 1997....................       (8,250)    Exercise price of $22.50, expiring February 2007
                September 1996...................      (46,500)    Exercise price of $11.75, expiring September 2006
                June 1995........................       (8,250)    Exercise price of $11.50, expiring June 2005
                                                      --------

      Options available for grant................       10,000
                                                      ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined based on the fair value at the grant date for the awards under the 1995 Stock Option Plan consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):



                                                                               YEARS ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                                1997              1996
                                                                             ----------        ----------
      Net income - as reported.............................................   $12,847            $6,523
      Net income - pro forma...............................................    11,750             6,222
      Net income per share - as reported
         Basic.............................................................      9.10              4.93
         Assuming dilution.................................................      8.77              4.89
      Net income per share - pro forma....................................
         Basic.............................................................      8.32              4.70
         Assuming dilution.................................................      8.02              4.66

      The fair value of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%, expected life of 5 years and no distribution yield. The Company issued no options during 1998 and all options previously issued were fully vested at December 31, 1997.

NOTE 10 -- INCOME TAXES

     The following is a summary of the income tax provision (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                            1998            1997             1996
                                                         ----------      ----------       ----------
      Federal
         Deferred tax (benefit)........................    $(4,308)         $8,960          $(5,071)
         Current tax...................................        745             652              183

      State  ..........................................        448             296              363
                                                           -------          ------          -------

             Total.....................................    $(3,115)         $9,908          $(4,525)
                                                           =======          ======          =======

     Reconciliations of the expected tax or (benefit) at the statutory tax rate to the effective tax are as follows (in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1998           1997           1996
                                                              -------        -------        -------
Expected tax or (benefit) at the statutory tax rate ...       $ 1,344        $ 7,737        $   679
Expired NOLs ..........................................         3,309          6,813             --
Decrease in deferred tax asset valuation
   allowance ..........................................        (9,092)        (5,694)        (5,879)
Alternative minimum tax ...............................           745            652            183
State taxes ...........................................           296            196            240
Foreign loss not taxable ..............................            (3)            59            190
Other .................................................           286            145             62
                                                              -------        -------        -------

Effective tax or (benefit) ............................       $(3,115)       $ 9,908        $(4,525)
                                                              =======        =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     As a result of significant appreciation in the market value of the Company's HRP limited partner units in 1997 and 1998, management determined that the deferred tax asset should be increased to reflect the substantial gain that would result from the sale of the HRP investment. Accordingly the Company recorded a deferred tax benefit of $4,308,000 in 1998, which increased the deferred tax asset to $6,348,000 at December 31, 1998.

     During 1998, management completed a consolidation of the Company's real estate assets. The assets were transferred at market value into a new structure and, although the book basis of the assets was not changed, the consolidation resulted in the recognition of a significant tax gain in 1998. Certain of the Company's NOL carryforwards were utilized to reduce the related income tax effect of the consolidation, although the Company recorded a current federal charge for alternative minimum tax and state tax expense.

     As a result of the appreciation in the market value of the Company's investment in ShowBiz during 1996, management had determined that the deferred tax asset should be increased at December 31, 1996 to reflect the anticipated realization of future tax benefits. Accordingly, the deferred tax asset was increased to $11,000,000 at December 31, 1996, from $5,929,000 at December 31, 1995, with a corresponding deferred tax benefit in 1996 of $5,071,000. In 1997, concurrent with the sale of the ShowBiz investment, the Company recorded an $8,960,000 non-cash federal deferred tax charge.

     The Company incurred a federal alternative minimum tax of $745,000, $682,000 and $146,000 for the years ended December 31, 1998, 1997 and 1996, respectively, due to the utilization of net operating loss carryforwards ("NOLs") to offset taxable income. The accrued income tax payable of $887,000 and $113,000 at December 31, 1998 and 1997, respectively, is included in the interest and other accrued expenses line item of the Company's balance sheet.

     A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                                                         DEFERRED TAX
                                                                 --------------------------------------------------------
                                                                     DECEMBER 31, 1998               DECEMBER 31, 1997
                                                                 --------------------------     -------------------------
                                                                   ASSETS       LIABILITIES      ASSETS       LIABILITIES
                                                                 ---------      -----------     ---------     -----------
Net operating loss carryforward .............................     $ 18,974        $     --        $35,086       $     --
Equity in earnings (losses) of unconsolidated
   affiliates ...............................................        2,135              --          3,325           (938)
Tax credits .................................................        2,994              --          2,216             --
Original issue discounts and cancellation of debt
   income on debentures .....................................        1,996              --          2,102             --
Reserves recorded for financial statement purposes
   and not for tax purposes .................................          519              --            466             --
Other temporary differences .................................           --             (86)           159           (185)
Depreciation and amortization ...............................           --            (609)            --           (720)
Basis differences ...........................................       10,703              --             --             --
                                                                  --------        --------        -------       --------
Deferred tax assets and liabilities .........................       37,321        $   (695)        43,354       $ (1,843)
                                                                                                  =======       ========
Less: Deferred tax liabilities ..............................         (695)                       (1,843)
                                                                  --------                        -------
                                                                    36,626                         41,511
Less: Valuation allowance ...................................      (30,278)                       (39,471)
                                                                  --------                        -------

       Deferred tax asset, net ..............................     $  6,348                       $  2,040
                                                                  ========                       ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

      Below is a schedule of expiring NOLs by year (in thousands):

                 YEARS ENDING
                 DECEMBER 31,                                       NOLs
                 ------------                                    ----------
                     2001......................................  $     793
                     2004......................................        447
                     2005......................................      2,748
                     2006......................................     22,144
                     2007......................................      8,517
                     2008......................................     12,896
                     2009......................................      6,916
                     2010......................................      1,346
                                                                 ---------

                     Total.....................................  $  55,807
                                                                 =========


     In addition, the Company has approximately $2,178,000 of alternative minimum tax credits which have no expiration date, a depletion carryforward of approximately $6,311,000, which may be used to offset future taxable income without an expiration limitation and an investment tax credit carryforward of approximately $816,000, which expires in 2001.

     Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 1998, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

NOTE 11 -- EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT

     The Company recognized an extraordinary gain from early extinguishment of debt of $1,481,000 in the year ended December 31, 1998. The gain resulted from
(i) the January 1998 repurchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000 resulting in a gain of $107,000; and (ii) a $1,374,000 gain from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from early extinguishment of debt reported by HRP during 1998. In the year ended December 31, 1997, the Company recorded a net extraordinary gain from debt extinguishment of $200,000. Of this amount, $877,000 was attributable to the gain from the partial repurchase of 13.5% Debentures in June 1997, offset by $677,000 of losses from the refinancing of the Company's Residence Inn hotels in Tulsa, Oklahoma and Greenville, South Carolina.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 12 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

      Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                      DESCRIPTION                                                1998         1997         1996
                ------------------------                                        ------       ------       ------
Exchange of 7% Debentures for a new issue of 10% Debentures .............       $6,821       $   --       $   --

Issuance of treasury stock in exchange for common shares of ShowBiz:
   Investment in ShowBiz ................................................           --        3,820           --
   Reduction of additional paid-in capital ..............................           --        2,626           --
                                                                                ------       ------       ------
   Reduction in treasury stock ..........................................           --        6,446           --

Payment in-kind of annual interest on 13.5% Debentures ..................           --        1,524        2,817
Repayment of note payable from funds held in restricted cash ............           --          375           --
Recording of proportionate share of stockholders' equity/
   partners' capital transactions of equity investments .................           --          143           96

Supplemental disclosures of cash payments:

Interest paid ...........................................................       $4,168       $7,244       $4,625
Income taxes paid .......................................................          396          853          482


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 13 -- ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

     Organization. In November 1990, the Company, through its former wholly owned subsidiary Hallwood Realty Corporation, acquired from Equitec Financial Group, Inc. ("Equitec"), the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such partnerships into Hallwood Realty Partners, L.P. ("HRP"). The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. During 1998, management completed a consolidation of the Company's real estate assets into a new structure involving several new wholly owned entities. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not effect the carrying value of the investments.

     As general partner, Hallwood Realty earns an asset management fee and related fees from HRP properties, which amounted to $495,000, $466,000 and $467,000 for the years ended December 31, 1998 and 1997 and 1996, respectively.

     The Company's Hallwood Commercial Real Estate, LLC ("HCRE") subsidiary is responsible for day-to-day on-site property management at all of HRP's properties for which HCRE receives management fees, leasing commissions and other fees. HCRE earned fees and commissions from HRP and other third parties aggregating $5,430,000, $5,841,000 and $5,205,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14 -- ORGANIZATION AND OPERATIONS OF HALLWOOD ENERGY CORPORATION AND HEPGP
           LTD.

     Organization. In May 1990, the Company acquired a majority interest in Hallwood Energy Corporation ("HEC") through a step acquisition (as that concept is referred to in Accounting Principles Bulletin No. 16). Prior to that date the Company owned approximately 11% of HEC (38% assuming conversion of preferred stock) and accounted for the investment under the equity method of accounting. In May 1990, the Company converted its 44,846 shares of HEC's Series D preferred stock into 17,938,400 shares of common stock. No consideration was paid by the Company in connection with the conversion other than the surrender of its Series D preferred stock. The Company also purchased 8,000,000 shares of HEC common stock, in consideration for the cancellation of the principal amount of a $1,500,000 note receivable from HEC,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES all pursuant to the terms of a letter agreement dated May 3, 1990. As a result of (i) the stock issuance from these two transactions, (ii) additional purchases of 37,312 HEC shares in 1995; (iii) a 1-for-50 reverse split; (iv) the conversion of 356,000 shares of its Series E Preferred Stock for 356,000 shares of common stock; and (v) subsequent purchases by HEC, between May 1990 and the merger date, of its own common stock for treasury, the Company owned 633,917 shares of common stock of HEC (approximately 82%) prior to the tender offer and merger discussed below.

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

     The tender offer expired on November 22, 1996. The tendered shares represented in excess of 10% of the remaining outstanding shares of HEC. As a result of the tenders, the Company owned in excess of 92% of the total outstanding shares of HEC and, on November 22, 1996, the merger of HEC into the Company was consummated. At December 31, 1998 and 1997, the Company had included $395,000 in accounts payable, representing the amount due the former HEC shareholders who have yet to surrender their minority shares at $19.50 per share.

     Certain assets acquired by the Company from the merger were subsequently transferred to two wholly owned entities, HEPGP and Hallwood G.P., Inc., the general partner of HEPGP. The Company's energy operations are now conducted primarily through HEPGP.

     The $200,000 value of the net assets acquired in excess of the purchase price was allocated to oil and gas properties and reduced the full cost pool, and will be amortized over the productive life of the underlying proved reserves using the units of production method. HEC's results of operations have been included in the consolidated statements of operations since May 1990, including recognition of the minority interest in net income (loss) to the merger date, in the consolidated statement of operations.

     As further discussed in Note 18, certain HEC minority shareholders filed lawsuits in connection with the tender offer and subsequent merger. The Company entered into a letter agreement in November 1998 to stipulate the tentative terms of settlement for the lawsuits. In general, the settlement provides for the payment of $24.00 per share for all 143,209 shares purchased by the Company in the tender offer and subsequent merger. The settlement amount of $644,000 has been accrued by HEPGP and added to the full cost pool at December 31, 1998 and will be payable 30 days after entry of a final order approving the settlement.

     Proposed Consolidation Plan. In December 1998, HEP and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), a publicly-traded oil and gas company (NASDAQ:HCRC), jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new, publicly-traded entity to be called Hallwood Energy Corporation. After the consolidation, the common stock of Hallwood Energy Corporation will be owned 56% by the current Class A unitholders of HEP, 26% by the current stockholders of HCRC and 18% by the Company. HEP's current Class C unitholders will receive redeemable preferred stock in the new entity.

     Because of the larger size of the new corporation, management anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities and will have a better ability to raise capital. Hallwood Energy Corporation will focus on reserve growth. A Joint Proxy Statement/Prospectus for the consolidation was filed with the Securities and Exchange Commission on December 30,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

1998 and is proceeding through the usual SEC comment process. It is presently anticipated that the Joint Proxy Statement/Prospectus will be mailed to HEP unitholders and HCRC stockholders in April and the consolidation will be concluded in May 1999. There can be no assurance, however, that all conditions will be satisfied by that time.

     Operations. The Company's HEP affiliate routinely enters into financial contracts for hedging transactions of its crude oil and natural gas production. Management does not consider the portion attributable to the Company to be significant.


NOTE 15 -- ORGANIZATION AND OPERATIONS OF BROOKWOOD COMPANIES INCORPORATED

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

     Operations. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. Commissions paid to the factors were approximately $417,000, $441,000 and $330,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Inventories consist of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                           --------------------------
                                                                             1998              1997
                                                                           -------           --------
Raw materials............................................................  $ 3,387           $  5,307
Work in process..........................................................    4,555              3,239
Finished goods...........................................................    9,224              9,849
                                                                           -------            -------
                                                                            17,166             18,395
Less: Obsolescence reserve...............................................     (458)              (460)
                                                                           -------            -------

   Total.................................................................  $16,708            $17,935
                                                                            ======             ======

     Property, plant and equipment consists of the following (in thousands):

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  1998            1997
                                                                --------        --------
Land ....................................................       $    391        $    391
Buildings and improvements ..............................          4,333           4,314
Leasehold improvements ..................................            133             121
Machinery and equipment .................................          9,780           8,591
Office furniture and equipment ..........................          2,122           1,872
Construction in progress ................................            834           1,297
                                                                --------        --------
                                                                  17,593          16,586
Less: Accumulated depreciation ..........................         (8,855)         (7,529)
                                                                --------        --------

   Total ................................................       $  8,738        $  9,057
                                                                ========        ========

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash and cash equivalents, restricted cash, short term receivables, accounts payable and other liabilities. Investments accounted for under the equity method, hotel and real estate properties and other assets consist of nonfinancial instruments, which are excluded from the scope of the applicable accounting pronouncement.

     Management has reviewed the carrying value of its loans payable, 7% Debentures and 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $42,339,000 and $30,186,000 at December 31, 1998 and 1997, compared to the carrying value of $43,021,000 and $30,186,000, respectively. The estimated fair value of the 7% and 10% Debenture issues is $19,006,000 and $21,468,000, based on market prices on the New York Bond Exchange, compared to the carrying values of $21,535,000 and $24,292,000 at December 31, 1998 and 1997, respectively.

     As of December 31, 1998 and 1997, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     HSC Financial Corporation. Effective August 1, 1994, the Company entered into a consulting agreement with HSC Financial Corporation ("HSC"), a corporation with which Messrs. Gumbiner and Troup are associated, pursuant to which HSC agreed to provide international consulting and advisory services to the Company and its affiliates for an annual fee of $350,000, excluding reimbursement for out-of-pocket and other reasonable expenses. This consulting agreement was terminated effective December 31, 1996.

     Effective December 31, 1996, the compensation committee approved a financial consulting contract with HSC, which provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract had an original termination date of July 31, 1998, however, it automatically renews for one year periods if not terminated by the parties beforehand. In addition, the Board of Directors awarded bonuses to HSC in March 1997 in the amount of $100,000 from the Company and $139,000 from its HCRE subsidiary, and in March 1998 in the amount of $500,000 from the Company and $323,000 from its HCRE subsidiary.

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

     The Company entered into a financial consulting agreement with HPI, dated as of June 30, 1994, which provided that the Company or its agent provide consulting services to HPI for compensation at the rate of $300,000 per year. The Board of Directors compensation committee determined that these services would be most appropriately provided by HSC, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to HSC the fee to which the Company is entitled under the agreement. Of the $300,000 payment made in June 1996, approximately $9,000, was paid by HEC, and the remainder by HEP and other affiliates of HEP. This financial consulting agreement was terminated effective December 31, 1996, and replaced by a new financial consulting agreement, dated as of December 31, 1996 on substantially the same terms and conditions, apart from an increase in amount of compensation to $550,000 per annum. Approximately $13,000 of such fees paid in 1998 and 1997 were paid by HEPGP, and the remainder by HEP and other affiliates of HEP.

     Expenses. Pursuant to an existing agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. The Company paid HSC $325,000, $299,000 and $307,000 for the years

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES ended December 31, 1998, 1997 and 1996, respectively. Of the amounts paid, the Company incurred $65,000, $60,000 and $58,000 of expense for the years ended December 31, 1998, 1997 and 1996, respectively. The remainder was reimbursed by HRP, HEPGP, HEP and other affiliates of HEP.

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

     Other. As described in Note 18, the Board of Directors authorized the Company to loan Mr. Gumbiner the amount needed to satisfy the personal assessment due the Securities and Exchange Commission in accordance with the terms of a settlement agreement of its claims. The original amount of the promissory note, dated July 25, 1996, was $477,000 and the outstanding balance at December 31, 1997 was $366,000. The remaining balance of the promissory note was paid in full in March 1998.

     The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $37,000, $6,000 and $25,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner and Brian M. Troup are directors of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

     During 1998, the Company repurchased 7,006 shares of common stock and 10,000 options to purchase shares of common stock from the estate of former director, Robert L. Lynch, at a cost of $250,000 and $144,700, respectively.

NOTE 18 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Litigation. The Company, certain of its affiliates and others have been named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The Company intends to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows of the Company.

     In July 1997, the Company entered into a Compromise and Settlement Agreement, whereby the Company and the Integra Unsecured Creditors' Trust agreed to equally divide a $2,513,000 escrow account which had been established in connection with the Company's sale of its ShowBiz investment. See Note 6.

     In February 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No.15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754), against the Company, HRP, HRC and the directors of HRC, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to the Company, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding. On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on HRC to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery. Management believes that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect any adverse outcome might have.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     In November 1996, a lawsuit was filed in United States District Court for the District of Colorado styled The Ravenswood Investment Company, L.P. v. Hallwood Energy Corporation, Hallwood Group Inc., et al. The case alleges that in connection with the tender offer to the shareholders of HEC and the subsequent merger of HEC into the Company, the defendants failed to disclose certain matters in the tender offer documents, breached their fiduciary duty to the shareholders of HEC, and committed certain fraudulent acts. The plaintiff seeks rescission or rescissionary damages of an unspecified amount. The plaintiff also seeks class certification to represent similarly situated former shareholders of HEC. In a related case filed by the plaintiff in March 1997 in the District Court of Dallas County, Texas, plaintiff is also demanding an appraisal of the fair value of the HEC shares owned by plaintiff. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that both cases are without merit. In May 1997, a case was filed in the United States District Court for the District of Colorado styled Wayland E. Noland v. Hallwood Energy Corporation, The Hallwood Group Incorporated, et al, (C.A. No. 96-WM-2665). In September 1997, this case was consolidated with the Ravenswood Investment Company, L.P. vs. Hallwood Energy Corporation, Hallwood Group, Inc. case discussed below. Unlike the plaintiff in the Ravenswood case, the plaintiff in the Noland case tendered his shares pursuant to the tender offer made by the Company to the shareholders of HEC, but the allegations are substantially identical as those made in the Ravenswood case. The plaintiff in the Noland case seeks damages of an unspecified amount, and seeks class certification to represent similarly situated former shareholders of HEC. The defendants believe that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that the Noland case, like the Ravenswood case, is without merit. Certain non-tendering plaintiffs in the Ravenswood case have also filed a lawsuit styled Cede & Company, et al, vs. Hallwood Group Inc. for appraisal rights under the Texas statute. The Company entered into a letter agreement in November 1998 to stipulate the tentative terms of settlement for all three of these lawsuits. Definitive settlement documents will be prepared for presentation to the respective courts. In general, the settlement provides for the payment of $24.00 per share to the former HEC shareholders for all 143,209 shares purchased by the Company in the HEC tender offer and subsequent merger, compared to the original tender offer price of $19.50 per share. The settlement amount of $644,000 has been accrued at December 31, 1998 and will be payable 30 days after entry of a final order approving the settlement. In addition, the Company will pay a nominal amount of additional costs to obtain final approval of the settlement.

     In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against HEP, HCRC, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to as "Hallwood Energy"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties should proceed, with a reduction to the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood Energy was required to purchase an additional $8,000,000 worth of properties and denied Arcadia's claim for attorneys fees. Arcadia's claim for interest on the adjusted purchase price is still pending. In October 1998, HEP and HCRC closed the acquisition of oil and gas properties from Arcadia, including interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEP's share of the purchase price was $8,200,000.

     In July 1996, the Company announced that it agreed to a settlement of a claim by the Securities and Exchange Commission ("SEC") arising from the sale of a small portion of its holdings in the stock of ShowBiz during a four-day period in June 1993. These and other similar sales were made by the Company pursuant to a pre-planned, long-term selling program begun in December 1992. The SEC asserted that some, but not all, of the Company's June 1993 sales were improper because, before the sales program was completed, the Company was alleged to have received non-public information about ShowBiz. In connection with the settlement, the Company paid approximately $953,000, representing the loss that the SEC alleged the Company avoided by selling during the four-day period, plus interest of $240,000. This money was deposited into a fund for the benefit of those who bought ShowBiz stock from the Company during the four-day period. The Company has also agreed to be subject to an injunction against any future violations of certain federal securities laws. In addition, the SEC alleged that Anthony J. Gumbiner failed to take appropriate action to discontinue the Company's sales of the ShowBiz shares during the four days in question. Mr. Gumbiner did not directly conduct the sales, nor did he sell any shares for his own account or for the account of any trust for which he has the power to designate the trustee. Although the sales were made solely by the Company, the SEC assessed a civil penalty of $477,000 against Mr. Gumbiner, as a "control person" for the Company. Mr. Gumbiner, however, is not subject to any separate injunction concerning his future personal activities. As provided in the settlement, neither the Company nor Mr. Gumbiner admitted or denied the allegations made by

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES the SEC, and both entered into the settlement to avoid the extraordinary time and expense that would be involved in protracted litigation with the government. The Company believes that the SEC's legal theories in any such litigation would have been novel, but felt that this settlement was in its best interests and fair to the shareholders who were affected by the Company's sales. As the settlement had been anticipated and estimated amounts previously accrued, the Company's contribution, including interest, did not result in an additional charge against operations in the year ended December 31, 1996. The Company had established reserves of $250,000 in the five months ended December 31, 1995 and $500,000 in each of the years ended July 31, 1995 and 1994, respectively. In approving the terms of the settlement, the Board of Directors of the Company also authorized the Company to loan Mr. Gumbiner the amount needed to satisfy his personal assessment. Significant terms of the promissory note from Mr. Gumbiner include: (i) principal amount of $477,000; (ii) interest rate of prime plus 0.75%; and (iii) quarterly principal and interest payments totaling $31,250.

     The Company and its subsidiaries are from time to time involved in various other legal proceedings in the ordinary course of their respective businesses. Management believes that the resolution of the aforementioned litigation matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Contingencies. The Company has committed to make additional contributions to the capital of Hallwood Realty, the general partner of HRP, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription agreement, to the extent Hallwood Realty has insufficient capital to satisfy creditors of HRP. As of the date of this report no such demands have been made.

     Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company's business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.

     Commitments. Total lease expense was $4,126,000, $4,479,000 and $4,575,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company leases certain hotel property, including land, buildings and equipment, executive office facilities at several locations, and certain textile manufacturing equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. Lease expense on certain office facilities is incurred on behalf of partnerships, of which the Company is general partner and is substantially reimbursed by such partnerships. Certain of the hotel property leases require the payment of rent contingent upon hotel revenue. Contingent rent was $140,000, $439,000 and $473,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more that one year, were as follows (in thousands):

                 YEARS ENDING
                 DECEMBER 31,                                                                      AMOUNT
                 -------------                                                                     -------
                     1999........................................................................ $   2,911
                     2000........................................................................     2,762
                     2001........................................................................     2,436
                     2002........................................................................     2,309
                     2003........................................................................     2,309
                     Thereafter..................................................................    10,325
                                                                                                    -------

                     Total.......................................................................   $23,052
                                                                                                    =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 19 -- SEGMENT AND RELATED INFORMATION

     The Company is a diversified holding company and classifies its current operations into four reportable segments, each having different management teams and infrastructures that engage in different businesses and offer different services. The accounting policies are the same as those described in
Note 1 and the Company evaluates performance based upon operating income (loss):

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty and HCRE. Hallwood Realty is the sole general partner of HRP, a publicly-traded, real estate master limited partnership. At December 31, 1998, HRP owned twelve real estate properties in six states. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 25% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management at all HRP properties, and properties it manages for third parties, for which it receives managing, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting. See Note 13.

     Energy. The Company's energy operations are conducted primarily through HEPGP, and consists of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP is the sole general partner of HEP, a publicly-traded oil and gas master limited partnership, and conducts substantially all of its operations through HEP. HEP owns interests in approximately 1,600 wells, the most significant of which are located in West Texas, South Louisiana, New Mexico and the Rocky Mountain region. The Company and its subsidiaries account for their ownership of HEP using the proportionate consolidation method, whereby it records a proportional share of HEP's revenue and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. See Note 14.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. See Note 15.

     Hotels. Hotel operations are conducted through the Company's wholly owned, Hallwood Hotels, Brock Hotels and IRM subsidiaries. Hallwood Hotels holds a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key, Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owns fee interest in Residence Inns located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in a Residence Inn located in Huntsville, Alabama. IRM owns 315 owners' rental contracts and certain real estate at The Enclave Suites, a resort condominium hotel located in Orlando, Florida. It manages the property for individual unit owners for which it receives a management fee and other consideration for the services it provides.

     Associated Company. The Company is no longer engaged in the associated company segment, as its remaining ShowBiz investment was sold in March 1977, through a secondary public offering by ShowBiz. The Company had accounted for its investment in ShowBiz on the equity method.

     The following represents the Company's reportable segment position as of and for the years ended December 31, 1998, 1997 and 1996, respectively (in thousands):

                                               REAL               TEXTILE              ASSOCIATED
                                              ESTATE    ENERGY   PRODUCTS     HOTELS     COMPANY     OTHER    CONSOLIDATED
                                              ------    ------   --------    -------   ----------   -------   ------------
YEAR ENDED DECEMBER 31, 1998
Total revenue from external sources........ $ 7,813    $ 5,216   $80,343     $ 21,130  $       --   $ 1,728    $ 116,230
                                            =======    =======   =======     ========  ==========   =======    =========
Operating income (loss).................... $ 5,006    $   407   $ 1,098     $ (2,096) $       --   $    --    $   4,415
                                            =======    =======   =======     ========  ==========   =======
Unallocable expenses, net..................                                                         $(1,944)      (1,944)
                                                                                                    =======    ---------
Income before income taxes.................                                                                    $   2,471
                                                                                                               =========
Extraordinary gain (loss) from
    Early extinguishment of debt........... $ 1,374    $    --   $    --     $     --  $       --   $   107    $   1,481
                                            =======    =======   =======     ========  ==========   =======    =========
Identifiable assets, December 31, 1998..... $10,458    $16,075   $38,048     $ 35,655  $       --   $    --    $ 100,236
Cash allocable with segment................     114         87        42          944          --       290        1,477
                                            -------    -------   -------     --------  ----------   -------    ---------
                                            $10,572    $16,162   $38,090     $ 36,599  $       --   $   290      101,713
                                            =======    =======   =======     ========  ==========   =======
Corporate assets...........................                                                         $ 7,539        7,539
                                                                                                    =======    ---------
Total assets, December 31, 1998............                                                                    $ 109,252
                                                                                                               =========
Depreciation, depletion, amortization
    and impairment......................... $   674    $ 1,761   $ 1,387     $  3,184  $       --   $    --    $   7,006
                                            =======    =======   =======     ========  ==========   =======    =========
Capital expenditures/acquisitions.......... $    --    $   298   $ 1,009     $ 21,845  $       --   $    --    $  23,152
                                            =======    =======   =======     ========  ==========   =======    =========







YEAR ENDED DECEMBER 31, 1997
Total revenue from external sources........ $ 7,206    $ 6,350   $91,552     $ 21,038  $   19,416   $ 3,207    $ 148,769
                                            =======    =======   =======     ========  ==========   =======    =========
Operating income (loss).................... $ 3,855    $ 1,832   $ 1,977     $   (237) $   18,809   $    --    $  26,236
                                            =======    =======   =======     ========  ==========   =======
Unallocable expenses, net..................                                                         $(3,681)      (3,681)
                                                                                                    =======    =========
Income before income taxes.................                                                                    $  22,555
Extraordinary gain (loss) from                                                                                 =========
    Early extinguishment of debt........... $    --    $    --   $    --     $   (677) $       --   $   877    $     200
                                            =======    =======   =======     ========  ==========   =======    =========

Identifiable assets, December 31, 1997..... $ 8,260    $14,539   $42,226     $ 15,910  $       --   $    --    $  80,935
Cash allocable with segment................     186         31        44          396          --     4,569        5,226
                                            -------    -------   -------     --------  ----------   -------    ---------
                                            $ 8,446    $14,570   $42,270     $ 16,306  $       --   $ 4,569       86,161
                                            =======    =======   =======     ========  ==========   =======
Corporate assets...........................                                                         $ 3,597        3,597
                                                                                                    =======    ---------
Total assets, December 31, 1997............                                                                    $  89,758
                                                                                                               =========
Depreciation, depletion, amortization
    and impairment......................... $   674    $ 1,387   $ 1,240     $  2,841  $       --   $    --    $   6,142
                                            =======    =======   =======     ========  ==========   =======    =========
Capital expenditures/acquisitions.......... $    --    $   223   $ 1,440     $  1,286  $       --   $    --    $   2,949
                                            =======    =======   =======     ========  ==========   =======    =========

YEAR ENDED DECEMBER 31, 1996
Total revenue from external sources........ $ 3,947    $ 7,515   $77,583     $ 20,948  $    4,448   $   960    $ 115,401
                                            =======    =======   =======     ========  ==========   =======    =========
Operating income........................... $ 1,618    $ 2,282   $ 1,222     $     --  $    2,890   $    --    $   8,012
                                            =======    =======   =======     ========  ==========   =======
Unallocable expenses, net..................                                                         $(6,014)      (6,014)
                                                                                                    =======    ---------
Income before income taxes.................                                                                    $   1,998
                                                                                                               =========
Identifiable assets, December 31, 1996..... $ 8,227    $13,566   $40,110     $ 17,644  $   16,945   $    --    $  96,492
Cash allocable with segment................     436        182        90          916          --     6,444        8,068
                                            -------    -------   -------     --------  ----------   -------    ---------
                                            $ 8,663    $13,748   $40,200     $ 18,560  $   16,945   $ 6,444      104,560
                                            =======    =======   =======     ========  ==========   =======
Corporate assets...........................                                                         $12,236       12,236
                                                                                                    =======    ---------
Total assets, December 31, 1996............                                                                    $ 116,796
                                                                                                               =========
Depreciation, depletion, amortization
    and impairment......................... $   673    $ 1,532   $ 1,091     $  2,657  $       --   $    --    $   5,953
                                            =======    =======   =======     ========  ==========   =======    =========
Capital expenditures/acquisitions.......... $    40    $   346   $ 1,118     $  7,721  $       --   $    --    $   9,225
                                            =======    =======   =======     ========  ==========   =======    =========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 20 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The results of operations by quarter for the years ended December 31, 1998 and 1997, are summarized below (in thousands, except per share amounts):

                                                                                    YEAR ENDED DECEMBER 31, 1998
                                                              -------------------------------------------------------------
                                                              MARCH 31         JUNE 30       SEPTEMBER 30       DECEMBER 31
                                                              --------         -------       ------------       -----------
               Operating revenues............................ $31,100          $32,025           $26,843          $26,262
               Gross profit..................................   3,940            5,762             3,758            3,521
               Net income....................................     344            1,905               191            4,627
               Net income per share - basic..................    0.27             1.48              0.15             3.69
               Net income per share - assuming dilution......    0.26             1.42              0.15             3.62


                                                                                 YEAR ENDED DECEMBER 31, 1997
                                                               ---------------------------------------------------------------
                                                               MARCH 31           JUNE 30       SEPTEMBER 30       DECEMBER 31
                                                               --------           -------       ------------       -----------
               Operating revenues............................  $51,815          $36,258           $28,113          $32,583
               Gross profit..................................   21,687            6,421             3,554            7,009
               Net income....................................    8,381            3,221                55            1,190
               Net income per share - basic..................     5.37             2.05              0.04             0.94
               Net income per share - assuming dilution......     5.27             2.01              0.04             0.90

               Year ended December 31, 1998. In May 1998, the Company reported revenue of $1,025,000 from the favorable settlement of a litigation claim involving its former merchant banking activities. In December 1998, the Company recognized a deferred income tax benefit of $4,308,000 from assumed utilization of NOL's, and an extraordinary gain of $1,374,000 from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from early extinguishment of debt reported by HRP.

               Year ended December 31, 1997. In March 1997, the Company sold its ShowBiz investment and realized a gain of $18,277,000 from the sale. Pursuant to a self-tender offer the Company repurchased 13.5% Debentures in the face amount of $12,875,000 in June 1997 and subsequently redeemed the remaining balance of the 13.5% Debentures in the face amount of $14,287,000 in December 1997.

NOTE 21 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The original plan provided that eligible employees may contribute up to 15% of their compensation to the plan, and the Company would match 50% of its employees' contributions up to the first 6% contributed. Amounts contributed by employees are 100% vested and non-forfeitable. The plan was amended on February 1, 1992 and August 1, 1993 to (i) modify eligibility requirements: (ii) make the Company's matching contribution discretionary, to be determined annually by the Company's Board of Directors; (iii) exclude the Company's hotel hourly employees from a matching contribution; (iv) exclude highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits; and (v) spin-out Brookwood employees into a separate plan. The Company's matching contributions vest at a rate of 20% per year of service and become fully vested after five years. Employees of HRC, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. HPI has a separate 401(k) plan which is similar to the Company's plan. Employer contributions paid on behalf of HRC and HPI employees are substantially paid by the respective real estate and energy master limited partnerships. The Company's contributions to the plan for the years ended December 31, 1998, 1997 and 1996, respectively, excluding contributions from the HRC and HPI affiliates to the extent paid by the master limited partnership, were $215,000, $212,000, and $220,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $84 per month per employee to the fund. Total contributions for the years ended December 31, 1998, 1997 and 1996 were $210,000, $217,000 and $207,000, respectively. At September 30, 1998, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

     The standardized measure of discounted future net cash flows provides a comparison of the Energy Interests proved oil and gas reserves from year to year. No consideration has been given to future income taxes since the tax basis and net operating loss carryforwards for the Energy Interests exceed future net cash flows. Under the guidelines set forth by the Securities and Exchange Commission, the calculation is performed using year-end prices. At December 31, 1998, oil and gas prices averaged $10.00 per barrel of oil and $2.00 per mcf of gas for the Energy Interests, including its interest in HEP. Future production costs are based on year-end costs and include severance taxes. This standardized measure is not necessarily representative of the market value of the properties.

     The standardized measure of discounted future net cash flows for the Energy Interests has been increased by $232,000 at December 31, 1998 for the effect of HEP's hedge contracts. This amount represents the difference between year-end prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               RESERVE QUANTITIES
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     GAS                OIL
                                                                     MCF                BBLS
                                                                     ---                ----
      PROVED RESERVES:
          Balance, January 1, 1996................................   11,637               994

          Extensions and discoveries..............................      263               107
          Revision of previous estimates..........................    1,083                28
          Sales of reserves in place..............................     (374)              (54)
          Purchases of reserves in place .........................    1,169                 2
          Production..............................................   (1,728)             (125)
                                                                    -------              ----

          Balance, December 31, 1996..............................   12,050               952

          Extensions and discoveries..............................      531               123
          Revision of previous estimates..........................    1,403              (231)
          Sales of reserves in place..............................      (13)               (2)
          Purchases of reserves in place .........................       62                12
          Production..............................................   (1,602)             (100)
                                                                    -------              ----

          Balance, December 31, 1997..............................   12,431               754

          Extensions and discoveries..............................      332                65
          Revision of previous estimates..........................   (1,324)             (174)
          Sales of reserves in place..............................      (27)               (4)
          Purchases of reserves in place..........................    2,964                60
          Production..............................................   (1,854)             (107)
                                                                     ------              ----

          Balance, December 31, 1998..............................   12,522               594
                                                                     ======               ===



      PROVED DEVELOPED RESERVES:
          Balance, December 31, 1996..............................   11,768               904
                                                                     ======              ====

          Balance, December 31, 1997..............................   12,092               691
                                                                     ======              ====

          Balance, December 31, 1998..............................   12,090               503
                                                                     ======               ===

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------
            DESCRIPTION                                                 1998          1997          1996
            -----------                                               --------      --------      --------
Future cash flows ...............................................     $ 33,000      $ 40,000      $ 70,000
Future production and development costs .........................      (12,000)      (14,000)      (21,000)
                                                                      --------      --------      --------

Future net cash flows before discount ...........................       21,000        26,000        49,000
10% discount to present value ...................................       (6,000)       (7,000)      (18,000)
                                                                      --------      --------      --------

Standardized measure of discounted future net cash flows ........     $ 15,000      $ 19,000      $ 31,000
                                                                      ========      ========      ========


     CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------
            DESCRIPTION                                                 1998          1997          1996
            -----------                                               --------      --------      --------
Standardized measure of discounted future net cash
   at beginning of year .........................................     $ 19,000      $ 31,000      $ 19,000
Sales of oil and gas produced, net of production costs ..........       (3,524)       (4,611)       (5,557)
Net changes in prices and production costs ......................       (3,643)      (11,722)       11,583
Extensions, discoveries and other additions, net of future
   production costs .............................................          694         1,496         1,582
Changes in estimated future development costs ...................       (1,402)       (1,358)       (1,125)
Development costs incurred ......................................        1,268         1,136         1,321
Revisions of previous quantity estimates ........................       (2,275)           20         2,186
Purchases of reserves in place ..................................        3,193           158         2,064
Sales of reserves in place ......................................          (49)          (29)       (1,220)
Accretion of discount ...........................................        1,900         3,100         1,900
Changes in production rates and other ...........................         (162)         (190)         (734)
                                                                      --------      --------      --------

Standardized measure of discounted future net cash flows
   at the end of year ...........................................     $ 15,000      $ 19,000      $ 31,000
                                                                      ========      ========      ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES

     We have audited the consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 26, 1999, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
March 26, 1999

                                                          SCHEDULE I
                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                     DECEMBER 31,
                                     ASSETS                                -----------------------------
                                                                              1998                1997
                                                                           ----------           --------
Investments in subsidiaries............................................    $  35,015            $ 27,560
Energy division
    Oil and gas properties, net........................................        6,759               5,457
    Current assets of HEP..............................................        1,524               1,409
    Noncurrent assets of HEP...........................................          647                 964
Deferred tax asset, net................................................        6,348               2,040
Receivables and other assets...........................................        1,147               1,608
Cash and cash equivalents..............................................          127               4,358
Investment in HRP......................................................           --               2,762
                                                                           ---------            --------

    Total Assets.......................................................    $  51,567            $ 46,158
                                                                           =========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

7% Collateralized Senior Subordinated Debentures.......................    $  14,727            $ 24,292
10% Collateralized Subordinated Debentures.............................        6,808                  --
Energy division
    Long-term obligations of HEP.......................................        2,817               2,511
    Current liabilities of HEP.........................................        2,054               1,472
    Accounts payable and accrued expenses..............................          395                 395
Accounts payable, accrued interest and other accrued expenses..........        2,328               1,817
Loans payable..........................................................          500                 500
                                                                           ---------            --------

    Total Liabilities..................................................       29,629              30,987

Redeemable preferred stock.............................................        1,000               1,000

Common stock...........................................................          160                 160
Additional paid-in capital.............................................       54,823              54,823
Accumulated (deficit)..................................................      (24,676)            (31,693)
Treasury stock.........................................................       (9,369)             (9,119)
                                                                           ---------            --------

    Total Stockholders' Equity.........................................       20,938              14,171
                                                                           ---------            --------

    Total Liabilities and Stockholders' Equity.........................    $  51,567            $ 46,158
                                                                           =========            ========

    The "Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant".

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                                          YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                 1998            1997             1996
                                                                              ----------      ----------       ----------
INCOME
    Equity in net income (loss) of subsidiaries.........................        $(2,749)        $(1,561)         $ 1,431
    Intercompany income from subsidiaries
       Management fees..................................................          2,660           2,834            2,598
       Dividends........................................................          1,724           2,800            1,100
       Interest income..................................................            465             278              524
    Energy division - oil and gas revenues and other income.............          2,218           2,742              251
    Income (loss) from investment in HRP................................          1,728             871           (1,630)
    Litigation and insurance settlements................................          1,025           1,508                -
    Fee income..........................................................            550             560              425
    Interest on short-term investments..................................            121             922              175
    Other income........................................................              9             202              215
    Income from investment in ShowBiz...................................             --          19,416            4,448
                                                                                -------         -------          -------

          Total income..................................................          7,751          30,572            9,537

EXPENSES
    Administrative expenses.............................................          2,654           3,196            2,183
    Energy division - oil and gas expenses..............................          2,076           1,845              152
    Interest expense....................................................          1,067           4,364            6,097
    Depreciation and amortization.......................................              2             152               --
    Provision for losses (recovery).....................................             --              --              (29)
                                                                                -------         -------          -------

          Total expenses................................................          5,799           9,557            8,403
                                                                                -------         -------          -------

    Income before income taxes and extraordinary gain...................          1,952          21,015            1,134
    Income taxes (benefit)..............................................         (3,688)          9,045           (5,389)
                                                                                 ------         -------          -------

    Income before extraordinary gain....................................          5,640          11,970            6,523
    Extraordinary gain from early extinguishment of debt................          1,427             877               --
                                                                                -------         -------          -------

NET INCOME    ..........................................................        $ 7,067         $12,847          $ 6,523
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



   See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                 1998           1997              1996
                                                                              ---------       ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................      $   2,609       $     873         $    523

CASH FLOWS FROM INVESTING ACTIVITIES
    Return of (additional) investment in subsidiaries...................         (4,394)          4,108            2,176
    Proceeds from sale of investment in ShowBiz.........................             --          40,323            4,139
    Purchase of minority shares of HEC..................................             --            (648)          (1,750)
    Capital acquisition of real estate..................................             --              --              (40)
    Investment in HRP...................................................             --              --               (4)
                                                                              ---------       ---------         --------

       Net cash provided by (used in) investing activities..............         (4,394)         43,783            4,521

CASH FLOWS FROM FINANCING ACTIVITIES
    Repurchase of 7% Debentures.........................................         (2,146)             --               --
    Purchase of common stock for treasury...............................           (250)         (8,373)            (394)
    Payment of dividends to Series B preferred stockholders.............            (50)            (50)             (50)
    Repurchase of 13.5% Debentures......................................             --         (27,163)               -
    Repayment of bank borrowings and loans payable......................             --         (11,000)            (437)
    Proceeds from bank borrowings and loans payable.....................             --              --            2,000
                                                                              ---------       ---------         --------

       Net cash provided by (used in) financing activities..............         (2,446)        (46,586)           1,119
                                                                              ---------       ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS.........................................................         (4,231)         (1,930)           6,163
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................          4,358           6,288              125
                                                                              ---------       ---------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR..................................      $     127       $   4,358         $  6,288
                                                                              =========       =========         =========


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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                ----------------------------
                            DESCRIPTION                                          1998       1997       1996
                       ---------------------                                    ------     ------     ------
Exchange of 7% Debentures for new issue of 10%Debentures ..................     $6,821     $   --     $   --

Issuance of treasury stock in exchange for common shares of ShowBiz:
     Investment in ShowBiz ................................................         --      3,820         --
     Reduction of additional paid-in capital ..............................         --      2,626         --
                                                                                ------     ------     ------
     Reduction in treasury stock ..........................................         --      6,446         --

Payment in-kind of annual interest on 13.5% Debentures ....................         --      1,524      2,817
Recording of proportionate share of stockholders' equity/
     partners' capital transactions of equity investments .................         --        143         96

Supplemental disclosures of cash payments:

Interest paid .............................................................     $1,508     $5,522     $2,659
Income taxes paid .........................................................        241        600        322
                                                                                ======     ======     ======


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

NOTE 2 -- DEBENTURE ISSUES AND LOAN PAYABLE

     As referenced in Notes 6 and 7 in the Consolidated Financial Statements, the Registrant's debentures and loans payable are comprised of the following:

                                                                                                     DECEMBER 31,
                                                                                               -----------------------
                                         DESCRIPTION                                            1998             1997
                                 ----------------------------                                  -------         -------
                                                                                                               C>
     Debentures
         7% Debentures (including deferred gain of $639 and $1,484, respectively)..........    $14,727         $24,292
         10% Debentures (including deferred gain of $340)..................................      6,808              --
                                                                                               -------         -------

              Totals.......................................................................    $21,535         $24,292
                                                                                               =======         =======

     Loan Payable - real estate............................................................    $   500         $   500
                                                                                               =======         =======

     Maturities over the next five years are as follows (in thousands): 1999-- $500; 2000-- $14,088; 2001-- $-0-; 2002-- $-0- and 2003-- $-0-.

NOTE 3 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 18 to the consolidated financial statements.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                   BALANCE,       CHARGED TO      CHARGED                    BALANCE,
                                                   BEGINNING       COSTS AND     TO OTHER                     END OF
                                                   OF PERIOD       EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
                                                   ---------       ---------     --------     ----------     --------
TEXTILE PRODUCTS
   Allowance for losses - accounts receivable:
       Year ended December 31, 1998..............       $407          $47           $--        $(36) (a)        $418
       Year ended December 31, 1997..............        455           31            --         (79) (a)         407
       Year ended December 31, 1996..............        534           35            --        (114) (a)         455


------------------------

Notes:
   (a) Write-off, net of recoveries

                                                                    SCHEDULE III
                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                 GROSS AMOUNT WHICH
                                                INITIAL COST                      CARRIED AT CLOSE
                                                 TO COMPANY      COSTS CAPI-           OF PERIOD
                                               --------------    TALIZED SUB- ------------------------
                                                       BUILD-    SEQUENT TO             BUILD-             ACCUMU-           DEPRE-
                                                      INGS AND   ACQUISITION           INGS AND            ULATED            CIABLE
                                     ENCUM-            IMPROVE   (IMPROVE-            IMPROVE-           DEPRECIA-   DATE   LIFE IN
                                     BRANCES    LAND    MENTS     MENTS)      LAND      MENTS    TOTAL     TION    ACQUIRED  YEARS
                                     -------   -----  -------     ------      -----    ------   ------   --------  -------- ------
TEXTILE PRODUCTS
   Industrial plant
      Kenyon, Rhode Island (b)...... $    --  $  391  $ 2,355   $  1,978     $  391  $  4,333 $  4,724   $  1,825      3/89     20

HOTELS
   Oklahoma City, Oklahoma (b)......  18,478      --       --     20,590      1,102    19,488   20,590      1,666      6/91     20
   Greenville, South Carolina (b)...   6,667      --      459      6,974        830     6,603    7,433      1,603      3/94     15
   Tulsa, Oklahoma (b)..............   5,209     909    4,285        619        919     4,894    5,813      2,452      3/94     10
   Longboat Key, Florida (a)(b).....      --      --       --      4,220         --     4,220    4,220      1,899      6/91      7
   Huntsville, Alabama (a)(b).......      --      --      942        523         --     1,465    1,465        721      3/94     10
   Orlando, Florida.................      --      --      599         --         --       599      599         19      7/98     15
   Irving, Texas....................      --      50       --         --         50        --       50         --      3/94
                                     -------   -----  -------     ------      -----    ------   ------   --------
         Subtotal...................  30,354     959    6,285     32,926      2,901    37,269   40,170      8,360
                                      ------   -----  -------     ------      -----    ------   ------   --------

         Totals..................... $30,354  $1,350   $8,640    $34,904     $3,292   $41,602  $44,894    $10,185
                                     =======  ======   ======    =======     ======   =======  =======    =======

     Changes in real estate owned and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are summarized below (in thousands):


                                                         YEAR ENDED                  YEAR ENDED                 YEAR ENDED
                                                      DECEMBER 31, 1998           DECEMBER 31, 1997           DECEMBER 31, 1996
                                                 ------------------------      -----------------------    -----------------------
                                                   REAL      ACCUMULATED        REAL       ACCUMULATED      REAL      ACCUMULATED
                                                  ESTATE    DEPRECIATION       ESTATE     DEPRECIATION     ESTATE    DEPRECIATION
                                                 -------    -------------      -------   -------------    -------    ------------
BALANCE, BEGINNING OF YEAR................       $29,673          $12,412      $29,913         $11,038    $22,141         $ 8,168
   Additions during the year
      Costs capitalized...................        20,321               --        1,285              --      7,772              --
      Depreciation........................            --            2,873           --           2,899         --           2,870
      Fully depreciated assets............        (5,100)          (5,100)      (1,525)         (1,525)        --              --
   Deductions during the year
      Sales...............................            --               --           --              --         --              --
                                                 -------          -------      -------         -------    -------         -------
BALANCE, END OF YEAR......................       $44,894          $10,185      $29,673         $12,412    $29,913         $11,038
                                                 =======          =======      =======         =======    =======         =======

------------------------

     See Note 1 (g) to the Company's consolidated financial statements. The aggregate cost basis of real estate owned for federal income tax purposes was approximately $1.9 million higher than the basis for financial reporting purposes.

     (a) Leasehold interest. Cost represents price paid for leasehold interest, plus furnishings and equipment.

     (b) The stock of the subsidiary which holds this asset is pledged as collateral for the 7% or 10% Debentures as described in Note 7 to the Company's consolidated financial statements.

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                   FORM 10-K

 MARK ONE
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD  -  FROM                    TO
                                        -------------------   -----------------

                        COMMISSION FILE NUMBER: 1-10643

                               ------------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)
                             ---------------------


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
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange on
          Title of each class                              which registered
          -------------------                          ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS       AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                                                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of units held by nonaffiliates of the registrant as of March 5, 1999 was $70,527,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 5, 1999: 1,672,556 UNITS.

===============================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                               TABLE OF CONTENTS


                                                                                 Page
      PART I                                                                     ----

         Item 1.     Business                                                     3

         Item 2.     Properties                                                   4

         Item 3.     Legal Proceedings                                            6

         Item 4.     Submission of Matters to a Vote of
                     Security Holders                                             6


      PART II

         Item 5.     Market for Registrant's units and Related
                     Security Holder Matters                                      7

         Item 6.     Selected Financial Data                                      8

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                9

         Item 8.     Financial Statements and Supplemental Information           15

         Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures                        32


      PART III

         Item 10.    Directors and Executive Officers of the
                     Registrant                                                  33

         Item 11.    Executive Compensation                                      34

         Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                              36

         Item 13.    Certain Relationships and Related Transactions              36


      PART IV

         Item 14.    Exhibits, Financial Statement Schedule and
                     Reports on Form 8-K.                                        37

                                     PART I


ITEM 1.        BUSINESS


DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in the acquisition, ownership and operation of commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 1998, HRP owned twelve real estate properties (the "Properties") located in six states (see Item 2 Properties) containing 5,150,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC, formerly Hallwood Realty Corporation, ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC, formerly Hallwood Commercial Real Estate, Inc., ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.

OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 93% occupied at December 31, 1998. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:


                  1999                   14%
                  2000                   20%
                  2001                   22%
                  2002                   16%
                  2003                   10%
                  Thereafter             18%

During 1998, one tenant contributed more than 10% of the total revenues of the Partnership. During 1997, two tenants leasing space each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed 13% and 15% of revenues in 1998 and 1997, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed 9% and 10% of the revenues in 1998 and 1997, respectively.

As of December 31, 1998, Ford occupied 233,000 square feet of office space under 9 separate leases at Parklane Towers and 255,000 square feet of office, technical laboratory and industrial space under 9 separate leases at Fairlane Commerce Park. These leases expire between 1999 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1998, CDC occupied 218,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2003 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

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

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 90 employees rendering services on behalf of HRP and its Properties are employees of Realty and/or HCRE.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.        PROPERTIES


As of December 31, 1998, HRP owned twelve properties in six states with 5,150,000 net rentable square feet.


NAME AND LOCATION                                 GENERAL DESCRIPTION OF THE PROPERTY
-----------------                                 -----------------------------------

Airport Plaza                                     Fee simple interest in a 3-story office building constructed in
San Diego, California                             1982 containing 48,853 net rentable square feet of space located on 2 acres of land. The property was 94% occupied at December 31,
                                                  1998.

Bellevue Corporate Plaza                          Fee simple interest in a 10-story office building constructed in
Bellevue, Washington                              1980 containing 234,880 net rentable square feet of space located on 3.6 acres of land. The property was 99% occupied at December
                                                  31, 1998.

Bradshaw Business Parks                           Fee simple interest in 21 single-story buildings located at four
Sacramento and                                    separate sites containing an aggregate of 452,838 net rentable
Rancho Cordova, California                        square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981. At December 31, 1998, the property was 94% occupied.

Corporate Square                                  Fee simple interest in an 8-building office complex ranging from
Atlanta, Georgia                                  one to seven stories, constructed between 1968 and 1973,
                                                  containing an aggregate of 443,117 net rentable square feet of space located on 32 acres of land. The property was 90% occupied at December 31, 1998.


NAME AND LOCATION                                 GENERAL DESCRIPTION OF THE PROPERTY
-----------------                                 -----------------------------------
Executive Park                                    Fee simple interest in 26 buildings ranging from one to six
Atlanta, Georgia                                  stories, constructed between 1965 and 1972, containing a total of
                                                  908,445 net rentable square feet of space located on 70 acres of land. The property was 92% occupied at December 31, 1998.

Fairlane Commerce Park                            Fee simple interest in a portion of an office/industrial park
Dearborn, Michigan                                consisting of 12 single-story buildings constructed between 1974 and 1990. The property consists of 417,922 net rentable square feet of space on 35 acres of land. The property was 97% occupied at December 31, 1998.

First Maryland Building                           Fee simple interest in a 22-story office building constructed in
Baltimore, Maryland                               1972 containing 344,224 net rentable square feet of office space on 0.6 acres of land. At December 31, 1998, the property was 96%
                                                  occupied.

Joy Road Distribution Center                      Fee simple interest in a 442,201 square foot warehouse situated
Detroit, Michigan                                 on 21 acres and originally constructed in the early 1940's. The property was 95% occupied at December 31, 1998.

Montrose Office Center                            Fee simple interest in a 10-story office building constructed in
Rockville, Maryland                               1980 containing 147,658 net rentable square feet of space on 3 acres of land. The property was 99% occupied at December 31,
                                                  1998.
Parklane Towers
Dearborn, Michigan                                Fee simple interest in twin 15-story office buildings constructed in 1973 containing 482,668 net rentable square feet of space on
                                                  31.8 acres of land. The property was 94% occupied at December 31,
                                                  1998.

Raintree Industrial Park                          Fee simple interest in an office/industrial complex constructed
Solon, Ohio                                       between 1971 and 1978 containing 794,953 net rentable square feet of space in 14 buildings on 49 acres of land. The property was
                                                  87% occupied at December 31, 1998.

Seattle Business Parks                            Fee simple interest in office/industrial parks located at two
Kent and Tukwila, Washington                      separate sites. The buildings were completed between 1972 and
                                                  1993 and contain an aggregate of 432,467 net rentable square feet of space in 18 buildings on 27 acres of land. At December 31,
                                                  1998, the property was 97% occupied.

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

On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, Realty, and the directors of Realty, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery.

HRP's management believes that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 1998.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY
               HOLDER MATTERS

The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 5, 1999, there were approximately 31,100 unitholders of record of the 1,672,556 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:



                                  Trading Ranges
                           ------------------------
                              High            Low
                           --------         -------
1997 -
    1st Quarter            $ 27.625         $ 24.50
    2nd Quarter               29.75           24.50
    3rd Quarter               55.50           29.50
    4th Quarter               54.75          47.375

1998 -
    1st Quarter             $ 66.00         $ 46.00
    2nd Quarter               70.00           64.25
    3rd Quarter               70.00           53.50
    4th Quarter               64.25           44.50

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



                                                                          Year Ended December 31,
                                                   -----------------------------------------------------------
                                                   1998          1997         1996          1995         1994
                                                   ----         ------       ------        ------       ------
                                                                 (in thousands except per unit amounts)
STATEMENTS OF OPERATIONS:

Total revenues                                $   56,680       $ 53,899     $ 49,612    $   50,829     $ 48,615
Income (loss) before extraordinary item            6,246          2,357       (9,428)       (9,024)     (18,161)
Net income (loss)                                 11,593          2,357       (9,428)       (9,789)     (18,161)

Income (loss) per unit and equivalent unit :
   Basic -
      Income (loss) before extraordinary item       3.70           1.40        (5.50)        (5.55)      (10.38)  (a)
      Net income (loss)                             6.86           1.40        (5.50)        (5.55)      (10.38)  (a)
   Assuming dilution -
      Income (loss) before extraordinary item       3.55           1.35        (5.50)        (5.55)      (10.38)  (a)
      Net income (loss) per unit                    6.59           1.35        (5.50)        (5.55)      (10.38)  (a)


BALANCE SHEETS:

Real estate, net   (b)                         $ 175,779      $ 179,028    $ 182,877     $ 192,266    $ 205,212
Total assets                                     214,023        207,134      210,214       225,359      225,418
Mortgages payable                                162,078        157,911      160,732       166,675      160,296
Partners' capital   (c)                           44,634         33,041       30,684        41,917       51,522




Notes to Selected Financial Data:

      (a) The per unit amounts for 1994 were adjusted to reflect the effect of a 1-for-5 reverse split of the outstanding units effective as of the close of business on March 3, 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:
1998 VERSUS 1997 -

REVENUE FROM PROPERTY OPERATIONS in 1998 increased $2,864,000, or 5.4%, as compared to 1997. The following table illustrates the components of the change:

Rental income, net                          $ 2,771,000
Expense recoveries                               30,000
Other property income                            63,000
                                            -----------
   Net increase                             $ 2,864,000
                                            ===========

Rental income increased largely due to rental rate increases at a number of properties and to a lesser degree due to a rise in average occupancy to 93.5% in 1998 from 93.1% in 1997. As of December 31, 1998, HRP had leases executed and in place for 93.3% of the portfolio's net rentable square feet.

INTEREST INCOME increased $311,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 1998 decreased $987,000, or 4.2%, compared to 1997. The decrease is comprised of the following components:

   o Real estate taxes decreased $603,000 primarily due to tax refunds received in 1998 for tax years 1993 to 1997 for Parklane Towers and Raintree Industrial Park.

   o Repairs and Maintenance Costs decreased $450,000 primarily due to exterior window glazing costs performed in 1997 at Parklane Towers.

   o Management fees rose $121,000 due to the increase in net rental income and occupancy mentioned above.

   o Janitorial costs increased $129,000 principally due to the increase in occupancy.

   o Combined, all other operating costs decreased $184,000, or 0.8%, between the years.

INTEREST EXPENSE diminished $164,000, or 1.3%, due to lower principal balances as a result of scheduled principal payments and due to lower interest rates from the refinancing of loans secured by Executive Park and Seattle Business Parks during 1998 (see Note 5 to the Consolidated Financial Statements for more information about refinancing of loans).

DEPRECIATION AND AMORTIZATION EXPENSE increased $59,000 primarily due to an increase in lease commission amortization of $131,000 as a result of new leases executed during 1997 which have increased the portfolio's occupancy, partially offset by a decrease in building cost depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $16,000 for 1998 compared to 1997, due to lower insurance premiums for director and officer coverage and lower investor mailing costs, partially offset by an increase in state franchise taxes for the state of Michigan.

NET GAIN FROM EARLY EXTINGUISHMENTS OF DEBT of $5,347,000 in 1998 is comprised of the following transactions and is further discussed in Note 5 to the Consolidated Financial Statements:

   o a gain of $7,223,000 from the early payoff of the loan secured by First Maryland Building comprised of $7,441,000 of unamortized loan forgiveness, net of a $200,000 prepayment penalty and $18,000 of unamortized loan costs, all associated with the retired loan.

   o a loss of $1,611,000 from the early payoff of the loan secured by Executive Park comprised of a prepayment penalty of $1,465,000 and the writeoff of $146,000 of unamortized loan costs associated with the retired loan.

   o a loss of $265,000 from the early payoff of the loan secured by Seattle Business Park comprised of a prepayment penalty of $190,000 and the writeoff of $75,000 of unamortized loan costs associated with the retired loan.

RESULTS OF OPERATIONS (CONTINUED) -
1997 VERSUS 1996 -

REVENUE FROM PROPERTY OPERATIONS in 1997 increased $4,099,000, or 8.4%, compared to 1996. The following table illustrates the components of the change:

Rental income, net                             $ 3,651,000
Expense recoveries                                 145,000
Other property income                              303,000
                                               -----------
   Net increase                                $ 4,099,000
                                               ===========

Rental income increased primarily as the result of a rise in average occupancy to 93.1% in 1997 from 87.8% in 1996. As of December 31, 1997, HRP had leases executed and in place for 94.4% of the portfolio's net rentable square feet.

GAIN FROM PROPERTY SALE of $394,000 in 1997 represents the sale of one building in Fairlane Commerce Park containing 3,500 net rentable square feet and approximately 0.5 acres for $510,000 before expenses of $8,000.

INTEREST INCOME decreased $206,000 primarily as a result of decreased earnings on overnight investments due to lower average cash balances.

PROPERTY OPERATING EXPENSES for 1997 increased $213,000, or 0.9%, compared to 1996. The increase is comprised of the following components:

   o Janitorial costs increased $144,000 and security costs increased $64,000 principally due to the increase in occupancy mentioned above.

   o       Personnel costs increased $145,000, or 4.1%.

   o Management fees were $100,000 more due to the increase in net rental income and occupancy mentioned above.

   o       Property insurance costs decreased $119,000 due to lower premiums.

   o Combined, all other operating costs decreased $121,000, or 0.05%, between the years.

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

GENERAL AND ADMINISTRATIVE EXPENSES in 1997 decreased $176,000, or 5.1%, as the result of a net decrease in professional fees and services as compared to 1996, including certain due diligence costs for a potential acquisition in 1996, partially offset by an increase in legal costs in 1997 as a result of the legal proceeding described in Note 9 to the Consolidated Financial Statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in the acquisition, ownership and operation of commercial real estate assets. While it is the General Partner's primary intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

HRP's cash position increased $7,832,000 during 1998 from $6,665,000 as of December 31, 1997 to $14,497,000 as of December 31, 1998. The sources of cash for 1998 were $66,500,000 of mortgage principal proceeds and $14,078,000 of cash provided by operating activities. Uses of cash for 1998 were $59,577,000 of mortgage principal repayments from refinancing proceeds, $6,603,000 of property and tenant improvements, $1,855,000 of mortgage prepayment penalties, $2,756,000 of scheduled mortgage principal payments, $1,405,000 of loan fees, and $550,000 of net loan reserve requirements.

As of December 31, 1998, HRP had remaining commitments for current construction projects of about $1,570,000. Additionally, HRP has estimated and budgeted for 1999 tenant and capital improvements (including the aforementioned commitments) of $7,300,000 and lease commissions of about $2,130,000.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.


MORTGAGES AND LOAN REFINANCING -

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of December 31, 1998. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortization's in effect, HRP is required to pay $2,470,000 of principal payments in 1999.

On November 16, 1998, HRP refinanced First Maryland Building's loan with a new lender. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The new loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which as been designated as a hedge against HRP's variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which is settled monthly, effectively fixes the loan's interest rate at 6.78% compared to the previous rate of 8.47% as of November 1998.

The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender, (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000 included in the Statement of Operations as an extraordinary item.


NEW ACCOUNTING STANDARDS -

HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting on Comprehensive Income" effective January 1, 1998. HRP had no items of other comprehensive income in the years presented.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -


SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. HRP has evaluated the guidance under SFAS No. 131 and determined that it operates in only one segment.

SFAS No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods beginning after June 15, 1999. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings of other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" was issued in April 1998. SOP 98-5 concluded that costs of start-up activities, including organization costs, should be expensed as incurred. HRP's early adoption of this SOP did not have a significant effect on the financial statements.



YEAR 2000 PLAN -

HRP realizes that many of the world's information systems and/or computer programs currently do not have the ability to recognize four digit date code fields and accordingly, they do not have the ability to distinguish a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, become unstable, stop working altogether, or create erroneous or incorrect results. Therefore, many companies and organizations are spending considerable resources to update and modify their systems for Year 2000 compliance.

HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems, which are vulnerable to the Year 2000 issue, are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems - These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant. (2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1(s) for tax reporting purposes in an environment that is not Year 2000 compliant. HRP has selected a tested and compliant system which will be installed in 1999 at minimal cost. (4) Payroll - The General Partner processed payroll in a non-compliant system through an outside payroll vendor until Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

Additionally, HRP is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey includes the identification of certain on-site, non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified , we will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. HRP anticipates finalizing its survey of service providers and vendors during the second quarter of 1999.

HRP will utilize external and internal resources to reprogram, replace and test its systems for Year 2000 modifications. HRP anticipates completing the Year 2000 project, which includes repairing or replacing any vulnerable systems, by June 30, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000. In the event that a system will not be Year 2000 compliant, HRP will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -


Although HRP believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which HRP's systems may rely, will be converted timely, or converted in a manner that is compatible with HRP's systems, or that any such failures by such other companies would not have a material adverse effect or risk to HRP. HRP plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered. In the event of a complete failure of our information technology systems, HRP would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include (1) increased time delays associated with posting of information, and (2) increased personnel to manually process the information. HRP does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on HRP's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward- looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP; other risks and uncertainties may be described, from time to time, in HRP's periodic reports and filings with the Securities and Exchange Commission.

In addition, the dates for completion of HRP's Year 2000 plan are based on its best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, HRP cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As part of HRP's financing activity, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt. HRP does not hold or issue derivative financial instruments for trading. HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed/receive variable" interest rate swap with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties to this financial instrument; however, HRP does not expect any counterparties to fail to meet their obligations. The interest rate swap is described as follows (in thousands):

                                                                 Variable Rate as of December 31, 1998
                                                              --------------------------------------------
                                                                                              Fair Value
Notional Amount          Maturity Date       Fixed Rate %        %         Based On           of Swap (a)
---------------         --------------       ------------     -------    ------------       --------------
  $25,000                April 30, 2006         6.78%          6.85%     30 day LIBOR            $366



(a) The estimated amount that HRP would have to pay to terminate the interest rate swap agreement (used to hedge against exposure to interest rate fluctuations) as of December 31, 1998 was based on a quote received from the lender.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

       FINANCIAL STATEMENTS:                                                                     Page
                                                                                                 ----
         Independent Auditors' Report                                                              16

         Consolidated Balance Sheets as of December 31, 1998 and 1997                              17

         Consolidated Statements of Operations for the years
            ended December 31, 1998, 1997 and 1996                                                 18

         Consolidated Statements of Partners' Capital for the years
            ended December 31, 1998, 1997 and 1996                                                 19

         Consolidated Statements of Cash Flows for the years
            ended December 31, 1998, 1997 and 1996                                                 20

         Notes to Consolidated Financial Statements                                                21




       FINANCIAL STATEMENT SCHEDULE:

         Schedule III - Real Estate and Accumulated Depreciation                                   31

         All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.



We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP




Dallas, Texas
February 5, 1999

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                 DECEMBER 31,
                                                          -------------------------
                                                          1998                 1997
                                                          ----                 ----
ASSETS

Real estate:
  Land                                                  $  56,441         $  56,441
  Buildings and improvements                              262,588           259,220
  Tenant improvements                                      17,692            18,734
                                                        ---------         ---------
                                                          336,721           334,395
  Accumulated depreciation and amortization              (160,942)         (155,367)
                                                        ---------         ---------
        Real estate, net                                  175,779           179,028

Cash and cash equivalents                                  14,497             6,665
Accounts receivable                                         1,456             1,162
Prepaid lease commissions, net                              7,186             7,049
Lease concessions                                           2,955             2,511
Loan reserves and escrows                                   6,986             6,215
Loan costs, net                                             3,923             3,213
Prepaid expenses and other assets, net                      1,241             1,291
                                                        ---------         ---------

        Total assets                                    $ 214,023         $ 207,134
                                                        =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                     $ 162,078         $ 157,911
  Unamortized mortgage payable forgiveness                   --               8,926
  Accounts payable and accrued expenses                     4,435             4,157
  Prepaid rent and security deposits                        2,703             2,764
  Payable to affiliates                                       173               335
                                                        ---------         ---------
        Total liabilities                                 169,389           174,093
                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners - 1,672,556 units outstanding           44,188            32,711
  General partner                                             446               330
                                                        ---------         ---------

        Total partners' capital                            44,634            33,041
                                                        ---------         ---------

        Total liabilities and partners' capital         $ 214,023         $ 207,134
                                                        =========         =========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                           1998              1997           1996
                                                           ----              ----           ----
REVENUES:
   Property operations                                   $ 55,810        $ 52,946        $ 48,847
   Gain from property sale                                   --               394            --
   Interest and other                                         870             559             765
                                                         --------        --------        --------
      Total revenues                                       56,680          53,899          49,612
                                                         --------        --------        --------

EXPENSES:
   Property operations                                     22,261          23,248          23,035
   Interest                                                12,781          12,945          13,522
   Depreciation and amortization                           12,114          12,055          19,013
   General and administrative                               3,278           3,294           3,470
                                                         --------        --------        --------
      Total expenses                                       50,434          51,542          59,040
                                                         --------        --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     6,246           2,357          (9,428)

Extraordinary item -
   Net gain on early extinguishments of debt                5,347            --              --
                                                         --------        --------        --------

NET INCOME (LOSS)                                        $ 11,593        $  2,357        $ (9,428)
                                                         ========        ========        ========

ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                      $ 11,477        $  2,334        $ (9,334)
   General partner                                            116              23             (94)
                                                         --------        --------        --------
      Total                                              $ 11,593        $  2,357        $ (9,428)
                                                         ========        ========        ========

INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
   Basic -
      Income (loss) before extraordinary item            $   3.70        $   1.40        $  (5.50)
      Net gain on early extinguishments of debt              3.16            --              --
                                                         --------        --------        --------
         Net income (loss)                               $   6.86        $   1.40        $  (5.50)
                                                         ========        ========        ========

   Assuming dilution -
      Income (loss) before extraordinary item            $   3.55        $   1.35        $  (5.50)
      Net gain on early extinguishments of debt              3.04            --              --
                                                         --------        --------        --------
         Net income (loss)                               $   6.59        $   1.35        $  (5.50)
                                                         ========        ========        ========

WEIGHTED AVERAGE UNITS
USED IN COMPUTING NET INCOME
(LOSS) PER UNIT AND EQUIVALENT UNIT:
   Basic                                                    1,673           1,673           1,698
                                                         ========        ========        ========
   Assuming dilution                                        1,741           1,730           1,698
                                                         ========        ========        ========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                                                        Limited
                                                                                                        Partner
                                                General           Limited                                Units
                                                Partner           Partners             Total          Outstanding
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, JANUARY 1, 1996            $      419         $   41,498         $   41,917          1,747,765

Purchase of units                                    (18)            (1,787)            (1,805)           (75,209)
Net loss                                             (94)            (9,334)            (9,428)              --
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996                 307             30,377             30,684          1,672,556

Net income                                            23              2,334              2,357               --
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1997                 330             32,711             33,041          1,672,556

Net income                                           116             11,477             11,593               --
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1998          $      446         $   44,188         $   44,634          1,672,556
                                              ==========         ==========         ==========         ==========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            1998            1997              1996
                                                                         --------         --------         --------
OPERATING ACTIVITIES:
     Net income (loss)                                                   $ 11,593         $  2,357         $ (9,428)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
         Depreciation and amortization                                     12,114           12,055           19,013
         Net gain on early extinguishments of debt                         (5,347)            --               --
         Amortization of mortgage principal forgiveness                    (1,485)          (1,674)          (1,693)
         Gain from property sale                                             --               (394)            --
         Lease concessions                                                   (444)            (157)             144
     Changes in assets and liabilities:
         Receivables                                                         (294)             444             (526)
         Prepaid lease commissions, net                                    (2,369)          (2,191)          (4,338)
         Prepaid expenses and other assets, net                               255              510              (62)
         Accounts payable and other liabilities                                55           (1,086)             487
                                                                         --------         --------         --------
            Net cash provided by operating activities                      14,078            9,864            3,597
                                                                         --------         --------         --------

INVESTING ACTIVITIES:
     Property and tenant improvements                                      (6,603)          (5,534)          (5,998)
     Tenant improvement escrow                                               --              1,532           (1,532)
     Property acquisition                                                    --               (649)          (1,699)
     Cash proceeds from property sale, net of selling costs                  --                502             --
     Mortgage receivable principal payments                                  --                 46               86
                                                                         --------         --------         --------
            Net cash used in investing activities                          (6,603)          (4,103)          (9,143)
                                                                         --------         --------         --------

FINANCING ACTIVITIES:
     Mortgage principal proceeds                                           66,500              549             --
     Mortgage principal refinanced                                        (59,577)            --               --
     Mortgage prepayment penalties                                         (1,855)            --               --
     Mortgage principal payments                                           (2,756)          (3,226)          (2,706)
     Loan reserves                                                           (550)            --               (450)
     Purchase of units                                                       --               --             (1,805)
     Loan fees                                                             (1,405)              25             (239)
                                                                         --------         --------         --------
            Net cash provided by (used in) financing activities               357           (2,652)          (5,200)
                                                                         --------         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,832            3,109          (10,746)
BEGINNING CASH AND CASH EQUIVALENTS                                         6,665            3,556           14,302
                                                                         --------         --------         --------
ENDING CASH AND CASH EQUIVALENTS                                         $ 14,497         $  6,665         $  3,556
                                                                         ========         ========         ========


                See notes to consolidated financial statements.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



1.       ORGANIZATION

         Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in the acquisition, ownership and operation of commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 1998, there were 1,672,556 units outstanding.

         As of December 31, 1998, HRP owned twelve real estate assets (the "Properties"), located in six states containing 5,150,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

         Hallwood Realty, LLC, formerly Hallwood Realty Corporation, ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC, formerly Hallwood Commercial Real Estate, Inc., ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


2.       ACCOUNTING POLICIES

         CONSOLIDATION

         HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 1998, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.


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

         During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net operating results by $7,200,000 ($4.26 per unit) for the year ended December 31, 1997.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



2.       ACCOUNTING POLICIES - (CONTINUED)


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


         OTHER ASSETS

         Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 1999 to 2013. Loan costs are amortized over the terms of the respective loans. The loans mature between 2003 and 2008. Amortization of lease concessions income, included in property operations revenues, was $444,000 and $157,000 in 1998 and 1997, respectively. Amortization of lease concessions expense, included in property operations revenues, was $144,000 in 1996. Amortization of lease commissions, included in depreciation and amortization expense, was $2,232,000, $2,101,000, and $1,897,000 in 1998, 1997 and 1996, respectively. Amortization of loan costs, included in interest expense, was $456,000, $453,000, and $453,000 in 1998, 1997 and 1996, respectively. The caption "Other assets" on the Consolidated Balance Sheet includes prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.


         REVENUE RECOGNITION

         Rental income is recognized as earned on a straight-line basis over the terms of the respective leases.


         INTEREST RATE AGREEMENTS

         Interest rate swaps are entered into as a hedge against interest exposure of variable rate debt. Differences between amounts to be paid or received on these interest rate agreements designated as hedges are included in interest expense as the payments are made or received. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties; however, HRP does not expect any counterparties to fail to meet their obligations.


         INCOME TAXES

         Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $248,000, $117,000, and $206,000, in 1998, 1997, and
         1996, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



2.       ACCOUNTING POLICIES - (CONTINUED)


         COMPUTATION OF NET INCOME (LOSS) PER UNIT

         Basic earnings per unit is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The options are considered antidilutive in 1996 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:


                                                                                               1998           1997
                                                                                               ----           ----
                Weighted average units outstanding - basic                                    1,673           1,673
                Issuance of units from options                                                   86              86
                Repurchase of units from unit option proceeds                                   (18)            (29)
                                                                                             ------          ------
                Weighted average units outstanding - assuming dilution                        1,741           1,730
                                                                                             ======          ======



         FINANCIAL STATEMENTS AND OTHER

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

         HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting on Comprehensive Income" effective January 1, 1998. HRP had no items of other comprehensive income in the years presented.

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" redefined how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. HRP has evaluated the guidance under SFAS No. 131 and determined that it operates in only one segment.

         SFAS No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods beginning after June 15, 1999. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings of other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

         Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" was issued in April 1998. SOP 98-5 concluded that costs of start-up activities, including organization costs, should be expensed as incurred. HRP's early adoption of this SOP did not have a significant effect on the financial statements.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



3.       TRANSACTIONS WITH RELATED PARTIES

         Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, Realty is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

         HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts have been extended and expire June 30, 2004 and provide for
         (i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

         Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):


                                                   Entity
                                                   Paid or
                                                  Reimbursed          1998             1997             1996
                                                  ----------          ----             ----             ----

                Asset management fee                 Realty          $  495           $  458           $  450
                Acquisition fee                      Realty             --                 7               17
                Reimbursement of costs (a)           Realty           2,320            2,316            2,321
                Property management fee              HCRE             1,608            1,524            1,433
                Lease commissions                    HCRE             1,964            1,425            2,888
                Construction fees                    HCRE               314              353              382


                (a) These costs are mostly recorded as General and
                    Administrative Expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with Realty.



4.       PROPERTY ACQUISITION AND PROPERTY SALE

         In May 1997, HRP acquired 6.2 acres of land at the Corporate Square office complex of which about half is a parking lot and the other half is wooded land for a purchase price of $725,000, plus about $25,000 of miscellaneous costs. The purchase price consisted of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note.

         In October 1997, HRP sold one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 in cash before closing expenses of $8,000. HRP recorded a $394,000 gain from the property sale.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



5.       MORTGAGES PAYABLE

         Substantially all of the buildings in eleven of HRP's Properties were encumbered and pledged as collateral by eight non-recourse mortgages aggregating $162,078,000 as of December 31, 1998. These mortgages have interest rates varying from 6.78% to 8.7% (with an effective average interest rate of 8.1%) and mature between 2003 and 2008. Cash interest payments were $13,934,000, $14,177,000, and $14,947,000, in 1998, 1997
         and 1996, respectively.

         Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands):

                                                                   Total
                                  Principal       Balloon        Mortgage
                                  Payments        Payments       Payments
                                  --------        --------       --------

                     1999        $  2,470        $   --          $  2,470
                     2000           2,669            --             2,669
                     2001           2,930            --             2,930
                     2002           3,183            --             3,183
                     2003           3,430           4,900           8,330
                     Thereafter     8,021         134,475         142,496
                                 --------        --------        --------
                     Total       $ 22,703        $139,375        $162,078
                                 ========        ========        ========



         EXECUTIVE PARK -

         On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduces the interest rate from 8.87% to an effective interest rate of 7.32% and extends the amortization period from fifteen years to twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender,
         (ii) to pay transaction costs of $901,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and
         (v) for general working capital. The prepayment penalty along with the writeoff of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statement of Operations as an extraordinary item.


         SEATTLE BUSINESS PARKS -

         On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthen the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used
         (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of $220,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the writeoff of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statement of Operations as an extraordinary item.


         FIRST MARYLAND BUILDING -

         Effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an interest rate of LIBOR plus 3.25% and forgave $3,237,000 of the principal balance in addition to the $9,250,000 of forgiveness granted in September 1995. The extension required 49.9% of the property's net cash flow to be used to amortize the loan's principal balance. During 1997, an additional $144,000 of forgiveness was recorded.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



5.       MORTGAGES PAYABLE - (CONTINUED)


         For financial reporting purposes, the mortgage principal forgiveness was treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the mortgage principal forgiveness remained on the balance sheet and was being amortized over the life of the loan. Interest expense was computed in such a way that a constant effective interest rate (equal to approximately 1.19% as of November
         1998) was applied to the carrying amount of the loan.

         On November 16, 1998, HRP refinanced First Maryland Building's loan with a new lender. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The new loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which as been designated as a hedge against HRP's variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which is settled monthly, effectively fixes the loan's interest rate at 6.78% compared to the previous loan's rate of 8.47% as of November 1998.

         The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender, (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

         The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000 included in the Statements of Operations as an extraordinary item.

         For federal income tax purposes, debt forgiveness of $12,487,000 was reported as a 1996 gain to the partners of HRP.



6.       LEASE AGREEMENTS

         The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $2,591,000, $2,561,000, and $2,416,000 in 1998, 1997 and 1996, respectively. At
         December 31, 1998, the Properties, in the aggregate, were 93% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                                     1999             $  46,154
                                     2000                39,262
                                     2001                29,097
                                     2002                22,089
                                     2003                14,259
                                     Thereafter          39,355
                                                      ---------
                                     Total            $ 190,216
                                                      =========


         During 1998, one tenant contributed more than 10% of the total revenues of the Partnership. During 1997, two tenants leasing space each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed 13% and 15% of revenues in 1998 and 1997, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed 9% and 10% of the revenues in 1998 and 1997, respectively.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



6.       LEASE AGREEMENTS - (CONTINUED)


         As of December 31, 1998, Ford occupied 233,000 square feet of office space under 9 separate leases at Parklane Towers and 255,000 square feet of office, technical laboratory and industrial space under 9 separate leases at Fairlane Commerce Park. These leases expire between 1999 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1998, CDC occupied 218,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2003 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

         The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.


7.       PARTNERS' CAPITAL

         HRP has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the options. HRP issued options in 1995, which were vested over a three year period ending in 1997, and accordingly had no effect to 1998. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net loss and net loss per unit for 1997 and 1996 would have been the pro forma amounts indicated below (in thousands except per unit amounts):

                                                                   1997               1996
                                                                   ----               ----
              Net income (loss) - as reported                  $  2,357          $  (9,428)
              Net income (loss) - pro forma                       2,325             (9,623)
              Net income (loss) per unit:
              As reported -
              Basic                                                1.40              (5.50)
              Assuming dilution                                    1.35              (5.50)
              Pro forma -
              Basic                                                1.38              (5.61)
              Assuming dilution                                    1.33              (5.61)

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.


         UNIT PURCHASES - 1996

         HRP purchased, in private transactions, 74,760 units for $1,775,000 in May 1996 and 449 units for $12,000 in July 1996. Accordingly, HRP's outstanding units decreased from 1,747,765 Units to 1,672,556 units. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



8.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair value amounts of certain financial instruments have been determined using available market information based upon negotiations held by Realty with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments.

         Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 7.25% and 7.75% as of December 31, 1998 and 1997, respectively) and has determined that they would equal approximately $171,921,000 and $166,871,000 (excluding the unamortized mortgage payable forgiveness at December 31, 1997 discussed in Note 4) of estimated fair value as of December 31, 1998 and 1997, respectively.

         The fair value of HRP's interest rate swap agreement (used to hedge against exposure to interest rate fluctuations) is $366,000, the estimated amount that HRP would have to pay to terminate the agreement as of December 31, 1998. The amount was determined based on a quote received from its lender.

         As of December 31, 1998 and 1997, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.


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

         On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, Realty, and the directors of Realty, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

         On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

         On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



9.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)


         HRP's management believes that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

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


         OTHER

         As of December 31, 1998, HRP had remaining commitments for current construction projects of about $1,570,000. Additionally, HRP has estimated and budgeted for 1999 tenant and capital improvements (including the aforementioned commitments) of $7,300,000 and lease commissions of about $2,130,000.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



11.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


         Set forth below is selected quarterly financial data for the years ended December 31, 1998 and 1997.

                                                                               Quarter Ending
                                                          ---------------------------------------------------------
                                                          March 31        June 30      September 30     December 31
                                                          --------        -------      ------------     -----------
                                                                   (in thousands except per unit amounts)

                        1998
                        ----
Total revenues                                          $ 13,823         $ 13,771        $ 14,515        $ 14,571

Property operations revenues less property
   operations expenses and general
    and administrative expenses                            7,183            7,581           7,674           7,833

Net income (loss) (a)                                       (542)           1,390           1,727           9,018
Net income (loss) per unit - basic                          (.32)             .82            1.02            5.34
Net income (loss) per unit - assuming dilution              (.31)             .79             .98            5.13


                        1997
                        ----
Total revenues (b)                                      $ 12,908         $ 13,443        $ 13,533        $ 14,015

Property operations revenues less property
  operations expenses and general
    and administrative expenses                            6,135            7,054           6,693           6,522

Net income                                                    68              936             569             784
Net income per unit - basic                                  .04              .55             .34             .47
Net income per unit - assuming dilution                      .04              .54             .33             .45



          (a) Net income (loss) for the first and second quarter of 1998 includes losses on early extinguishments of debt of $1,611,000 and $265,000, respectively. Net income for the fourth quarter of 1998 includes a gain on early extinguishment of debt of $7,223,000. (See Note 5 to the Consolidated Financial Statements for more information about the refinancing of mortgage loans during 1998).

          (b) Total revenues in the fourth quarter of 1997 include $394,000 of gain from the sale of a property.

                         HALLWOOD REALTY PARTNERS, L.P.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                Costs
                                                                             capitalized
                                                                             subsequent to
                                                         Initial cost         acquisition
                                                    ---------------------    -------------
                                                               Buildings      Buildings
                                                                 and             and
 Description (A)                   Encumbrances     Land     improvements    improvements
---------------                    ------------     ----     ------------    -------------

Airport Plaza                        $    771     $    300     $  4,013     $    309

Bellevue Corporate Plaza               15,421        7,428       17,617        2,673

Bradshaw Business Parks                 6,152        5,018       15,563        4,418

Corporate Square                       12,901        6,142       14,112        8,056

Executive Park                         33,747       15,243       34,982        9,910

Fairlane Commerce Park                 20,433        5,191       18,080        5,807

First Maryland Building                25,000        2,100       43,772        3,693

Joy Road Distribution Center             --            359        1,340        1,704

Montrose Office Center                  6,265        5,096       15,754        3,645

Parklane Towers                        23,131        3,420       37,592        4,543

Raintree Industrial Park               10,795        1,191       18,208        1,405

Seattle Business Parks                  7,462        4,953        8,730        4,260

Corporate office equipment               --           --           --             94
                                     --------     --------     --------     --------
TOTAL                                $162,078     $ 56,441     $229,763     $ 50,517
                                     ========     ========     ========     ========



                                                Gross amount at which
                                              carried at close of period
                                           ---------------------------------
                                                       Buildings              Accumulated
                                                        and                   depreciation    Date
 Description (A)                           Land     improvements   Total (B)    (B)(C)      acquired
 ---------------                           ----     ------------   --------- -------------  --------

Airport Plaza                          $    300      $  4,322     $  4,622     $  3,761      4/30/87

Bellevue Corporate Plaza                  7,428        20,290       27,718        5,494      6/30/88

Bradshaw Business Parks                   5,018        19,981       24,999       11,287      9/24/85

Corporate Square                          6,142        22,168       28,310       14,221     8/2/85 & 10/1/92

Executive Park                           15,243        44,892       60,135       32,668     12/19/85

Fairlane Commerce Park                    5,191        23,887       29,078       10,841     12/30/86 & 7/1/87

First Maryland Building                   2,100        47,465       49,565       26,943      6/29/84

Joy Road Distribution Center                359         3,044        3,403          416      2/14/96

Montrose Office Center                    5,096        19,399       24,495        8,028       1/8/88

Parklane Towers                           3,420        42,135       45,555       29,008     12/16/84

Raintree Industrial Park                  1,191        19,613       20,804       10,439      7/17/86

Seattle Business Parks                    4,953        12,990       17,943        7,796      4/24/86

Corporate office equipment                 --              94           94           40      various
                                       --------      --------     --------     --------
TOTAL                                  $ 56,441      $280,280     $336,721     $160,942
                                       ========      ========     ========     ========






                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

(A) PROPERTY LOCATIONS ARE AS FOLLOWS:

    Airport Plaza                                            San Diego, California
    Bellevue Corporate Plaza                                 Bellevue, Washington
    Bradshaw Business Parks                                  Sacramento and Rancho Cordova, California
    Corporate Square                                         Atlanta, Georgia
    Executive Park                                           Atlanta, Georgia
    Fairlane Commerce Park                                   Dearborn, Michigan
    First Maryland Building                                  Baltimore, Maryland
    Joy Road Distribution Center                             Detroit, Michigan
    Montrose Office Center                                   Rockville, Maryland
    Parklane Towers                                          Dearborn, Michigan
    Raintree Industrial Park                                 Solon, Ohio
    Seattle Business Parks                                   Kent and Tukwila, Washington


(B) RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                                           Accumulated
                                                                       Cost                Depreciation
                                                                       ----                ------------
                    Balance, January 1, 1996                        $ 330,478               $ 138,212

                        Additions                                       7,697                  17,086
                        Retirements                                    (5,784)                 (5,784)
                                                                    ---------               ---------

                    Balance, December 31, 1996                        332,391                 149,514

                        Additions                                       6,183                   9,924
                        Retirements  and disposition                   (4,179)                 (4,071)
                                                                    ---------               ---------

                    Balance, December 31, 1997                        334,395                 155,367

                        Additions                                       6,603                   9,852
                        Retirements                                    (4,277)                 (4,277)
                                                                    ---------               ---------

                    Balance, December 31, 1998                      $ 336,721               $ 160,942
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

    During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense by $7,200,000.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. Realty, as general partner of the Partnership, performs all functions ordinarily performed by officers and directors. Realty was originally incorporated in Delaware in January 1990 and became a limited liability company formed in Delaware in December 1998.


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 54, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY

         Mr. Gumbiner has served as Chairman of the Board of Directors of Hallwood since 1981 and as its Chief Executive Officer since April 1984. He has served as Chairman of the Board of Directors since May 1984 and Chief Executive Officer since February 1987 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He has also served as the managing director of Hallwood Holdings S.A. ("HHSA") since March 1984; as a director of Realty since 1990; and as a director of Hallwood Consolidated Resources Corporation ("HCRC") since 1992. Mr. Gumbiner is also a Solicitor of the Supreme Court of Judicature of England.

BRIAN M. TROUP, 51, DIRECTOR OF REALTY

         Mr. Troup has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986. Mr. Troup has served as a director of the general partner of HEP since May 1984. He also has served as a director of HCRC since 1992; as a director of HHSA since March 1984; and as a director of Realty since 1990. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

WILLIAM L. GUZZETTI, 55, PRESIDENT AND DIRECTOR OF REALTY

         Mr. Guzzetti has been President and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and as President and a director of HCRC since 1992. Mr. Guzzetti has been President and a director of the general partner of HEP since February 1985.

JOHN G. TUTHILL, 55, EXECUTIVE VICE PRESIDENT AND SECRETARY

         Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. Mr. Tuthill joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 50, EXECUTIVE VICE PRESIDENT

         Mr. Walther has been an Executive Vice President of Realty since November 1, 1998. Mr. Walther was a member of the Board of Directors of Realty from June 17, 1994 to November 1, 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 51, VICE PRESIDENT - FINANCE

         Mr. Gent has been the Vice President-Finance of Realty since March 1990, having previously served as Vice President Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 57, DIRECTOR OF REALTY

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

WILLIAM F. FORSYTH, 49, DIRECTOR OF REALTY

         Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)


EDWARD T. STORY, 55, DIRECTOR OF REALTY

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


Section 16(a) of the Securities and Exchange Act of 1934 requires a registrant's officers and directors, if any, and persons who own more than ten percent of a registered class of HRP's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations that no Forms 5 were required, HRP believes that during the period January 1, 1998 to December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors were complied with.


ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 1998, Messrs. Gumbiner, Troup and Guzzetti served on the Board of Directors of Realty and the compensation committee of Hallwood Energy. Mr. Gumbiner is also Chief Executive Officer of Hallwood, Realty and the general partner of HEP. Mr. Troup is also President and Chief Operating Officer of Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, Chief Operating Officer and President of the general partner of HEP, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, Story and Walther were each paid $20,000 in each of the three years ended December 31, 1998 for director fees.

Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, Realty is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 1999 and provide for
(i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):


                                                Entity
                                               Paid or
                                              Reimbursed                  1998              1997              1996
                                              ----------                  ----              ----              ----

Asset management fee                             Realty                $   495           $   458           $   450
Acquisition fee                                  Realty                     -                  7                17
Reimbursement of costs   (a)                     Realty                  2,320             2,316             2,321
Property management fee                          HCRE                    1,608             1,524             1,433
Lease commissions                                HCRE                    1,964             1,425             2,888
Construction fees                                HCRE                      314               353               382


                 (a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with Realty.

ITEM 11. EXECUTIVE COMPENSATION - (CONTINUED)


CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of Realty (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the three other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1998.




                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------
                                                     Annual Compensation
                                       -------------------------------------------------
                                                                         Other Annual
Name and Principal Position            Year     Salary (a)     Bonus    Compensation (b)
---------------------------            ----     ----------     -----    ----------------
Anthony J. Gumbiner                    1998     $   --       $   --       $   --
Chairman of the Board and              1997         --           --           --
Chief Executive Officer                1996         --           --           --

William L. Guzzetti                    1998      200,000       15,833         --
President and Chief                    1997      200,000       17,583         --
Operating Officer                      1996      200,000        8,333         --

John G. Tuthill                        1998      150,360       57,265        8,212
Executive Vice President               1997      150,360       46,265        8,256
and Secretary                          1996      150,360       46,265        3,345

Jeffrey D. Gent                        1998      104,366       27,523        5,984
Vice President - Finance               1997       99,396       11,212        6,385
                                       1996       90,360       15,648        2,317

          -----------------

          (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan. .

          (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof . made under a special bonus arrangement.

The following table discloses for each of the executive officers of Realty, who have been granted options to purchase securities . of HRP the number of such options held by each of the executive officers and the potential realizable values for their options at December 31, 1998. None of the executive officers exercised any options during the year ended December 31, 1998 and HRP has not granted SARs.



                    AGGREGATED OPTION/SAR EXERCISES IN 1998
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1998

                                                                                                 Value of Unexercised
                                                        Number of Unexercised                        In-the-Money
                                                             Options at                               Options at
                                Units                     December 31, 1998                        December 31, 1998
                              Acquired              --------------------------------      -----------------------------------
Name                         on Exercise            Exercisable        Unexercisable      Exercisable           Unexercisable
----                         -----------            -----------        -------------      -----------           -------------

Anthony J. Gumbiner               0                   25,800                 0            $ 1,228,725                 $ 0
William L. Guzzetti               0                   15,000                 0                714,375                   0
John G. Tuthill                   0                   13,000                 0                619,125                   0
Jeffrey D. Gent                   0                    7,000                 0                333,375                   0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 5, 1999 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:


                                                                    Amount                             Percent
Name and Address of                                              Beneficially                            of
Beneficial  Owner                                                Owned    (a)                           Class
-------------------                                              -------------                         --------
HWG, LLC
c/o The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219                                                  413,040                             24.7%

Gotham Partners, L.P. and
Gotham Partners, L.P. III
237 Park Avenue, 9th Floor
New York, NY   10017                                                 247,994                             14.8%

Private Management Group, Inc. ("PMG")
20 Corporate Park, Suite 400
Irvine, CA   92606                  (b)                              102,615                              6.1%

Interstate Properties
Park 80 West, Plaza II
Saddle Brook, NJ 07662                                                98,600                              5.9%

Alan G. Crisp                       (c)                                  --                                --

William F. Forsyth                  (c)                                  --                                --

Anthony J. Gumbiner                 (c)                               25,800 (d)                          1.5% (d)

William L.  Guzzetti                (c)                               15,100 (e)                          0.9% (e)

Edward T. Story                     (c)                                  --                                --

Brian M. Troup                      (c)                               17,200 (f)                          1.0% (f)

All directors and executive officers
as a group (9 persons)                                                78,100 (g)                          4.5% (g)

--------------------

       (a) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.

       (b) PMG is an Investment Advisor registered under Section 203 of the Investment Advisers Act of 1940 with sole power to vote or direct the vote of all the units, including their directly-owned 840 units. PMG also has sole power to dispose or direct the disposition of all of the units.

       (c) Represents the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

       (d) Comprised of currently exercisable options to purchase 25,800 units.

       (e)  Includes currently exercisable options to purchase 15,000 units.

       (f) Comprised of currently exercisable options to purchase 17,200 units.

       (g)  Includes currently exercisable options to purchase 78,000 units.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information covered by this item, see Note 3 to the Registrant's financial statements included in Item 8 hereof.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)   Financial Statements.

      See Index contained in Item 8.

(2)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1998 or in 1999 prior to the filing of this Form 10-K for the year ended December 31, 1998.

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


                                    HALLWOOD REALTY PARTNERS, L.P.
                                    BY: HALLWOOD REALTY, LLC
                                        GENERAL PARTNER


DATE: March 10, 1999                BY:  /s/ WILLIAM L. GUZZETTI
      --------------                     --------------------------------------
                                         William L. Guzzetti
                                         President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1998, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                     Signature                                  Capacity                               Date
                     ---------                                  --------                               ----
/s/ ANTHONY J. GUMBINER                                Chairman of the Board and Director,            March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Anthony J. Gumbiner                                    (Chief Executive Officer)



/s/ WILLIAM L. GUZZETTI                                President and Director,                        March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
William L. Guzzetti                                    (Chief Operating Officer)



/s/ JEFFREY D. GENT                                    Vice President - Finance,                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Jeffrey D. Gent                                        (Chief Accounting Officer)



/s/ALAN G. CRISP                                       Director,                                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Alan G. Crisp


/s/ WILLIAM F. FORSYTH                                 Director,                                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
William F. Forsyth


                                                       Director,
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Edward T. Story


/s/ BRIAN M. TROUP                                     Director,                                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Brian M. Troup


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION
    -------                      -----------
      21           Active subsidiaries of the Registrant as of February 28, 1999

      27           Financial Data Schedule