Form 10-Q
period 1999-03-31
HALLWOOD GROUP INC
filed 1999-05-14
CIK 355766

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

       FOR THE TRANSITION PERIOD from __________ TO __________


FOR THE PERIOD ENDED MARCH 31, 1999              COMMISSION FILE NUMBER: 1-8303


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       1,254,751 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 1999.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM NO.              PART I - FINANCIAL INFORMATION                                           PAGE
--------              ------------------------------                                           ----
   1      Financial Statements (Unaudited):

              Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998..................................................        3-4

              Consolidated Statements of Income for the
                  Three Months Ended March 31, 1999 and 1998.............................        5-6

              Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1999 and 1998.............................          7

              Notes to Consolidated Financial Statements.................................       8-15

   2      Managements's Discussion and Analysis of
              Financial Condition and Results of Operations..............................      16-25

   3      Quantitative and Qualitative Disclosures about Market Risk.....................         26


                           PART II - OTHER INFORMATION
                           ---------------------------

1 thru 6  Exhibits, Reports on Form 8-K and Signature Page...............................      27-49

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                MARCH 31,        DECEMBER 31,
                                                                  1999              1998
                                                               ----------        ------------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP .............................        $    9,991         $    9,771
       Receivables and other assets ...................               376                687
                                                               ----------         ----------
                                                                   10,367             10,458

    ENERGY
       Oil and gas properties, net ....................            11,191             11,479
       Current assets of HEP ..........................             2,381              2,895
       Noncurrent assets of HEP .......................             1,211              1,219
       Receivables and other assets ...................               342                482
                                                               ----------         ----------
                                                                   15,125             16,075
                                                               ----------         ----------
          Total asset management assets ...............            25,492             26,533

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories ....................................            18,530             16,708
       Receivables ....................................            16,299             11,713
       Property, plant and equipment, net .............             8,985              8,738
       Other ..........................................               863                889
                                                               ----------         ----------
                                                                   44,677             38,048
    HOTELS
       Properties, net ................................            31,476             31,810
       Receivables and other assets ...................             4,449              3,845
                                                               ----------         ----------
                                                                   35,925             35,655
                                                               ----------         ----------
          Total operating subsidiaries assets .........            80,602             73,703

OTHER
       Deferred tax asset, net ........................             6,348              6,348
       Other ..........................................             1,279              1,191
       Cash and cash equivalents ......................             1,043                769
       Restricted cash ................................               846                708
                                                               ----------         ----------

          Total other assets ..........................             9,516              9,016
                                                               ----------         ----------

          TOTAL .......................................        $  115,610         $  109,252
                                                               ==========         ==========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1999               1998
                                                                                    ----------        ------------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ...............................        $      687         $      775
       Loan payable ........................................................               500                500
                                                                                    ----------         ----------
                                                                                         1,187              1,275
    ENERGY
       Long-term obligations of HEP ........................................             5,013              5,306
       Current liabilities of HEP ..........................................             3,912              3,949
       Loan payable ........................................................             1,867              2,267
       Accounts payable and accrued expenses ...............................             1,124              1,144
                                                                                    ----------         ----------
                                                                                        11,916             12,666
                                                                                    ----------         ----------
          Total asset management liabilities ...............................            13,103             13,941

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loan payable ........................................................            13,400              9,900
       Accounts payable and accrued expenses ...............................            10,469              7,646
                                                                                    ----------         ----------
                                                                                        23,869             17,546
    HOTELS
       Loans payable .......................................................            30,222             30,354
       Accounts payable and accrued expenses ...............................             2,706              2,120
                                                                                    ----------         ----------
                                                                                        32,928             32,474
                                                                                    ----------         ----------
          Total operating subsidiaries liabilities .........................            56,797             50,020

OTHER
       7% Collateralized Senior Subordinated Debentures ....................            14,628             14,727
       10% Collateralized Subordinated Debentures ..........................             6,798              6,808
       Interest and other accrued expenses .................................             1,841              1,818
                                                                                    ----------         ----------
          Total other liabilities ..........................................            23,267             23,353
                                                                                    ----------         ----------
          TOTAL LIABILITIES ................................................            93,167             87,314

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding;
           stated at redemption value ......................................             1,000              1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B ..              --                 --
       Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,254,751 shares at both dates .......................               160                160
       Additional paid-in capital ..........................................            54,823             54,823
       Accumulated deficit .................................................           (24,171)           (24,676)
       Treasury stock, 342,453 shares at both dates; at cost ...............            (9,369)            (9,369)
                                                                                    ----------         ----------

          TOTAL STOCKHOLDERS' EQUITY .......................................            21,443             20,938
                                                                                    ----------         ----------

          TOTAL ............................................................        $  115,610         $  109,252
                                                                                    ==========         ==========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                  1999               1998
                                                               ----------         ----------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ...........................................        $    1,264         $    1,305
       Equity income from investments in HRP ..........               388                352
                                                               ----------         ----------
                                                                    1,652              1,657

       Administrative expenses ........................               518                555
       Depreciation and amortization ..................               168                168
       Interest .......................................              --                   58
                                                               ----------         ----------
                                                                      686                781
                                                               ----------         ----------
          Income from real estate operations ..........               966                876

    ENERGY
       Gas revenues ...................................               894                863
       Oil revenues ...................................               318                426
       Other income ...................................                95                 50
                                                               ----------         ----------
                                                                    1,307              1,339

       Operating expenses .............................               527                399
       Depreciation, depletion and amortization .......               511                377
       Administrative expenses ........................               335                225
       Interest .......................................               121                146
                                                               ----------         ----------
                                                                    1,494              1,147
                                                               ----------         ----------
          Income (loss) from energy operations ........              (187)               192
                                                               ----------         ----------

          Income from asset management operations .....               779              1,068

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ..........................................            21,858             23,315

       Cost of sales ..................................            19,008             20,158
       Administrative and selling expenses ............             2,299              2,263
       Interest .......................................               222                269
                                                               ----------         ----------
                                                                   21,529             22,690
                                                               ----------         ----------
          Income from textile products operations .....               329                625


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -----------------------------
                                                                          1999               1998
                                                                       ----------         ----------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales ..................................................        $    6,455         $    4,998

       Operating expenses .....................................             5,037              4,425
       Depreciation and amortization ..........................               724                669
       Interest ...............................................               610                252
                                                                       ----------         ----------
                                                                            6,371              5,346
                                                                       ----------         ----------
          Income (loss) from hotel operations .................                84               (348)
                                                                       ----------         ----------

          Income from operating subsidiaries ..................               413                277

    OTHER
       Fee income .............................................               137                137
       Interest on short-term investments and other income ....                 6                 68
                                                                       ----------         ----------
                                                                              143                205

       Administrative expenses ................................               523                565
       Interest ...............................................               296                239
                                                                       ----------         ----------
                                                                              819                804
                                                                       ----------         ----------

          Other loss, net .....................................              (676)              (599)
                                                                       ----------         ----------

       Income before income taxes and extraordinary loss ......               516                746
       Income taxes ...........................................                11                 95
                                                                       ----------         ----------

       Income before extraordinary  loss ......................               505                651
       Extraordinary loss from early extinguishment of debt ...              --                 (307)
                                                                       ----------         ----------

NET INCOME ....................................................        $      505         $      344
                                                                       ==========         ==========
PER COMMON SHARE
    BASIC
       Income before extraordinary loss .......................        $     0.40         $     0.51
       Extraordinary loss from early extinguishment of debt ...              --                (0.24)
                                                                       ----------         ----------
          Net income ..........................................        $     0.40         $     0.27
                                                                       ==========         ==========
    ASSUMING DILUTION
       Income before extraordinary loss .......................        $     0.40         $     0.49
       Extraordinary loss from early extinguishment of debt ...              --                (0.23)
                                                                       ----------         ----------
          Net income ..........................................        $     0.40         $     0.26
                                                                       ==========         ==========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -----------------------------
                                                                                      1999               1998
                                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .............................................................        $      505         $      344
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation, depletion and amortization ............................             1,719              1,568
       Undistributed income from HEP .......................................              (546)              (691)
       Distributions from HEP ..............................................               511                413
       Amortization of deferred gain from debenture exchanges ..............              (109)              (130)
       Extraordinary loss from extinguishment of debt ......................              --                  307
       Equity in net income of HRP .........................................              (388)              (352)
       Net change in textile products assets and liabilities ...............            (3,575)              (603)
       Net change in energy assets and liabilities .........................               128                291
       Net change in other assets and liabilities ..........................                30               (104)
                                                                                    ----------         ----------

          Net cash provided by (used in) operating activities ..............            (1,725)             1,043

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment .................              (531)               (98)
    Capital expenditures for hotels ........................................              (296)              (572)
    Net change in restricted cash for investing activities .................              (138)              (182)
    Investments in energy property and equipment ...........................                (4)              (199)
                                                                                    ----------         ----------

          Net cash used in investing activities ............................              (969)            (1,051)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ........................             3,500               --
    Repayment of bank borrowings and loans payable .........................              (532)              (638)
    Repurchase of 7% Debentures ............................................              --               (2,146)
    Purchase of common stock for treasury ..................................              --                 (250)
                                                                                    ----------         ----------

          Net cash provided by  (used in) financing activities .............             2,968             (3,034)
                                                                                    ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................               274             (3,042)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................               769              4,737
                                                                                    ----------         ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................        $    1,043         $    1,695
                                                                                    ==========         ==========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

          Interim Consolidated Financial Statements. The consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1998.

          Comprehensive Income. The Company had no items of other comprehensive income in the periods presented.

          Reclassifications. Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period. The reclassifications had no effect on previously reported net income.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS):

                                                                          AMOUNT AT
                                              AS OF MARCH 31, 1999     WHICH CARRIED AT        INCOME FROM INVESTMENTS
                                              --------------------  -----------------------   FOR THE THREE MONTHS ENDED
                                                          COST OR                                      MARCH 31,
        BUSINESS SEGMENTS AND                 NUMBER OF  ASCRIBED   MARCH 31,  DECEMBER 31,   --------------------------
      DESCRIPTION OF INVESTMENT                 UNITS      VALUE      1999         1998           1999           1998
      -------------------------               ---------  --------   ---------  ------------      ------         ------
     REAL ESTATE AFFILIATE
        HALLWOOD REALTY PARTNERS, L.P. (A)
        - General partner interest......            --    $ 8,650    $ 3,723     $ 3,877         $  14          $  13
        - Limited partner interest......       413,040      5,377      6,268       5,894           374            339
                                                          -------    -------     -------         -----          -----
           Totals.......................                  $14,027    $ 9,991     $ 9,771         $ 388          $ 352
                                                          =======    =======     =======         =====          =====

     (A) At March 31, 1999, Hallwood Realty LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of net income (loss), the Company also records its pro rata share of any partner capital transactions reported by HRP. The carrying value of the Company's investment in HRP includes such non-cash adjustments for its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments from the original date of investment through March 31, 1999, resulted in a $49,000 decrease in the carrying value of the HRP investment.

          The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 1999 and 1998 such amortization was $168,000 in each period.

          The Company has pledged 89,269 HRP limited partner units to collateralize the $500,000 promissory note and 24,035 units to secure hotel equipment leases. Subject to these pledges, all of the units are negatively pledged to secure the energy term loan.

          The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at March 31, 1999 were $51.87 and $15.17, respectively. The general partner interest is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

3.   LITIGATION, CONTINGENCIES AND COMMITMENTS

          Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1998.

          In connection with the Ravenswood, Noland and Cede & Company litigation matters over the November 1998 tender offer and merger of the former Hallwood Energy Corporation into the Company, it is anticipated that the Court will enter a final order approving the settlement in May 1999 and the settlement amount will be payable 30 days after entry of the order. In the event that the proposed consolidation plan of the energy companies, as further discussed in Note 9, is consummated, the liability of the Company to pay the settlement amount will be assumed by the new Hallwood Energy Corporation.

4.   LOANS PAYABLE

          Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                          MARCH 31,       DECEMBER 31,
                                                                            1999              1998
                                                                         ----------       ------------
Real Estate
  Promissory note, 8%, originally due March 1998 (see below) ....        $      500        $      500

Energy
  Term loan, libor + 3.5%, due May 2000 .........................             1,867             2,267

Textile Products
  Revolving credit facility, prime + .25%, due January 2000 .....            13,400             9,900

Hotels
  Term loan, 7.50% fixed, due October 2008 ......................            17,137            17,198
  Term loan, 7.86% fixed, due January 2008 ......................             6,644             6,667
  Term loan, 8.20% fixed, due November 2007 .....................             5,191             5,209
  Term loan, libor + 7.5%, due October 2005 .....................             1,250             1,280
                                                                         ----------        ----------
                                                                             30,222            30,354
                                                                         ----------        ----------
      Total .....................................................        $   45,989        $   43,021
                                                                         ==========        ==========

          Further information regarding loans payable is provided below:

     Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000 promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). During the original term of the note, the Company accrued the full amount of $500,000 as a charge to interest expense, of which $50,000 was recorded in the quarter ended March 31, 1998.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

Energy

     Term loan. In November 1997, the Company's HEPGP Ltd. partnership ("HEPGP") amended, restated and increased its term loan to $4,000,000 from the First Union Bank of North Carolina. The term loan is collateralized by all of the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP, Inc. HEPGP also pledged its direct interests in certain oil and gas properties. Other significant terms include: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of libor plus 3.5% (8.45% at March 31, 1999); (iv) a limited negative pledge relating to substantially all of the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests. The outstanding balance at March 31, 1999 was $1,867,000.

     Long term obligations. Included in the consolidated balance sheets are the Company's share of the long-term obligations of its affiliated entity, Hallwood Energy Partners, L.P. ("HEP"), in the amount of $5,013,000 and $5,306,000 at March 31, 1999 and December 31, 1998, respectively.

Textile Products

     Revolving credit facility. In January 1997, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount of up to $14,000,000 ($15,000,000 between April and June) with The Bank of New York (the "Credit Agreement"). Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Credit Agreement expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.00% at March 31, 1999) or libor plus 2.25%. The facility was amended to increase the maximum amount to $17,500,000 for the periods April through December 1997, and May through August 1998, and permanently increase the maximum amount to $15,000,000 thereafter and to change certain financial covenants. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at March 31, 1999 was $13,400,000.

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

Hotels

     Term Loans. In September 1998, the Company formed two wholly-owned subsidiaries, Hallwood Hotels --OKC, Inc. to acquire the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000 and the related mortgage term loan; and Hallwood Hotels -- OKC Mezz, Inc. to acquire a mezzanine term loan related to that fee acquisition. Prior to the fee acquisition, the Company held a leasehold interest in the hotel.

     The mortgage loan for $17,250,000 includes the following significant terms:
(i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008;
(iii) prepayment permitted after November 2000, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 1999 was $17,137,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

          The mezzanine loan for $1,300,000 includes the following significant terms: (i) interest rate of libor plus 7.5% (12.47% at March 31, 1999);
     (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at March 31, 1999 was $1,250,000.

          Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the GuestHouse hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 1999 was $6,644,000.

          Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 1999 was $5,191,000.

5.   DEBENTURES

          7% Collateralized Senior Subordinated Debentures. In March 1993, the Company completed an exchange offer whereby $27,481,000 of its former 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face value. Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of all of the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a prior pledge in favor of The Bank of New York.

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

          10% Collateralized Subordinated Debentures. In June 1998, the Company announced a commission-free exchange offer to all holders of 7% Debentures. The Company offered to exchange 7% Debentures for a new issue of 10% Collateralized Subordinated Debentures ("10% Debentures"), due July 31, 2005, in the ratio of $100 principal amount of 10% Debentures for each $100 principal amount of 7% Debentures tendered. Terms and conditions of the exchange offer were described in an exchange offer circular, dated June 22, 1998, and a supplemental modification letter dated July 31, 1998, both of which were mailed to all holders of 7% Debentures. The 7% debentureholders tendered $6,467,830, or 31%, of the outstanding principal amount, prior to the August 28, 1998 expiration date of the exchange offer.

          The 10% Debentures were listed on The New York Stock Exchange and commenced trading on August 31, 1998. The direct costs of the exchange offer, in the amount of $131,000, were expensed in 1998. For accounting purposes, a pro-rata portion of the $1,121,000 unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and will be amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

          The 10% Debentures are secured by a first and senior lien on the capital stock of the Company's Brock Suite Hotels, Inc. subsidiary and by a subordinate and junior lien on the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries which are pledged to secure the 7% Debentures.

          Balance sheet amounts are detailed below (in thousands):

                                                               MARCH 31,         DECEMBER 31,
                      DESCRIPTION                                 1999               1998
     --------------------------------------------              ----------        ------------
7% Debentures (face amount) ...........................        $   14,088         $   14,088
Unamortized gain from exchange, net of
   accumulated amortization ...........................               540                639
                                                               ----------         ----------

      Totals ..........................................        $   14,628         $   14,727
                                                               ==========         ==========

10% Debentures (face amount) ..........................        $    6,468         $    6,468
Unamortized gain from exchange, net of
   accumulated amortization ...........................               330                340
                                                               ----------         ----------

      Totals ..........................................        $    6,798         $    6,808
                                                               ==========         ==========

6.   INCOME TAXES

          The following is a summary of the income tax expense (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                1999          1998
                                                               ------        ------
Federal
   Current ............................................        $    5        $   10
   Deferred ...........................................          --            --
                                                               ------        ------
      Sub-total .......................................             5            10

State .................................................             6            85
                                                               ------        ------

      Total ...........................................        $   11        $   95
                                                               ======        ======

          State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

          The amount of the deferred tax asset (net of valuation allowance) was $6,348,000 at March 31, 1999. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

7.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED
                                                               MARCH 31,         DECEMBER 31,
                      DESCRIPTION                                 1999               1998
     --------------------------------------------              ----------        ------------
Supplemental disclosures of cash payments:
    Interest paid .....................................        $    1,351         $    1,045
    Income taxes paid .................................                43                204

8.   COMPUTATION OF EARNINGS PER SHARE

          The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED
                                                               MARCH 31,         DECEMBER 31,
                      DESCRIPTION                                 1999               1998
     --------------------------------------------              ----------        ------------
NET INCOME
Net income, as reported ...............................        $      505         $      344
Less: Dividends on preferred stock ....................              --                 --
                                                               ----------         ----------
Net income available to common stockholders ...........        $      505         $      344
                                                               ==========         ==========

AVERAGE SHARES OUTSTANDING
Outstanding shares - basic ............................             1,255              1,256
Stock options .........................................                18                 59
                                                               ----------         ----------
Outstanding shares - assuming dilution ................             1,273              1,315
                                                               ==========         ==========
NET INCOME PER COMMON SHARE
Basic..................................................        $     0.40         $     0.27
Assuming dilution......................................        $     0.40         $     0.26

9.   PROPOSED CONSOLIDATION PLAN OF ENERGY COMPANIES

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

          Because of the larger size of the new corporation, management anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities and will have a better ability to raise capital. Hallwood Energy Corporation will focus on reserve growth. On April 30, 1999, a Joint Proxy Statement/Prospectus for the consolidation was declared effective by the Securities and Exchange Commission and was mailed by May 4, 1999 to HEP unitholders and HCRC stockholders as of the April 14, 1999 record date. The consolidation must be approved by a majority of each class of outstanding units of HEP and of the outstanding shares of HCRC. The consummation of the consolidation is also subject to a number of other conditions. If consummated, the Company will no longer fully consolidate this business, but will account for it under the equity method.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

10.  SEGMENT AND RELATED INFORMATION

          The following represents the Company's reportable segment position for the three months ended March 31, 1999 and 1998, respectively (in thousands):

                                              REAL                    TEXTILE
                                             ESTATE       ENERGY      PRODUCTS     HOTELS      OTHER      CONSOLIDATED
                                            --------     --------     --------    --------    --------    ------------
THREE MONTHS ENDED MARCH 31, 1999
Total revenue from external sources ....    $  1,652     $  1,307     $ 21,858    $  6,455    $    143    $     31,415
                                            ========     ========     ========    ========    ========    ============

Operating income (loss) ................    $    966     $   (187)    $    329    $     84    $   --      $      1,192
                                            ========     ========     ========    ========    ========    ============
Unallocable expenses, net ..............                                                      $   (676)           (676)
                                                                                              ========    ------------
Income before income taxes................                                                                $        516
                                                                                                          ============
THREE MONTHS ENDED MARCH 31, 1998
Total revenue from external sources ....    $  1,657     $  1,339     $ 23,315    $  4,998    $    205    $     31,514
                                            ========     ========     ========    ========    ========    ============

Operating income (loss)...................  $    876     $    192     $    625    $   (348)   $    --     $      1,345
                                            ========     ========     ========    ========    ========
Unallocable expenses, net.................                                                    $   (599)           (599)
                                                                                              ========    ------------
Income before income taxes and
    extraordinary gain (loss).............                                                                $        746
                                                                                                          ============
Extraordinary gain (loss) from early
    extinguishment of debt................  $   (414)    $    --      $    --     $    --     $    107    $       (307)
                                            ========     ========     ========    ========    ========    ============

          No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 1998 annual report. The total assets for the Company's operating segments have not materially changed since the December 31, 1998 annual report, although assets of the Company's textile products segment have increased by approximately $6.6 million due to seasonal fluctuations.

11.  SUBSEQUENT EVENT

          On May 11, 1999, the Company announced that it had reached an agreement (the "Agreement") with Mr. Brian M. Troup, president and a director of the Company, regarding a separation of their interests. Completion of the Agreement is conditioned on, among other things, a satisfactory refinancing of the $14,088,000 outstanding principal amount of the Company 7% Debentures and completion of the consolidation of the Company's energy interests with HEP and HCRC to form a new Hallwood Energy Corporation.

          Mr. Troup currently holds options to purchase a total of 37,200 shares of the Company common stock. In addition, a trust of which members of Mr. Troup's family are beneficiaries, currently owns 305,196 shares of the Company common stock. Pursuant to the Agreement, upon satisfaction of the conditions, Mr. Troup will surrender his options, the trust will surrender all of its shares of the Company stock to the Company, the options and stock will be canceled and Mr. Troup will resign from all positions with the Company, the general partner of HRP and Hallwood Energy Corporation.

          In exchange, the Company will transfer to the trust or Mr. Troup 82,608 units of HRP, 360,000 shares of common stock of Hallwood Energy Corporation, and all of the Company's interest in the Enclave Suites resort in Orlando, Florida and all other condominium hotel projects currently in process. In addition, the Company will pay Mr. Troup quarterly up to 20% of the net cash flow from its Hallwood Commercial Real Estate, LLC subsidiary or $125,000, subject to termination in certain events.

          HRP and Hallwood Energy Corporation have agreed to register the trust's or Mr. Troup's shares in those entities upon request by Mr. Troup and the Company, at the Company's expense. The Company will have the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

     right to purchase all of these units and shares at the then current trading price for a period of six months after the effectiveness of the Agreement. Thereafter, Mr. Troup may sell the units and shares subject to certain restrictions, including a right of first refusal in favor of the Company.

          There is no assurance that the conditions to completion of the Agreement will be satisfied or that the Agreement will be completed. Until completion, the parties do not anticipate any change in their relationships.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

          The Company reported net income of $505,000 for the first quarter ended March 31, 1999, compared to net income of $344,000 in the 1998 period. Total revenue for the 1999 first quarter was $31,415,000, compared to $31,514,000 in the prior-year period.

          Following is an analysis of the results of operations by asset management and operating subsidiaries divisions and by the real estate, energy, textile products and hotels business segments.

     ASSET MANAGEMENT. The reportable segments of the Company's asset management division consist of real estate and energy.

     REAL ESTATE.

          Revenue. Fee income of $1,264,000 for the quarter ended March 31, 1999 decreased by $41,000, or 3%, from $1,305,000 in the prior-year period. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The decrease was due primarily to decreased construction services in the 1999 first quarter.

          The equity income from investments in HRP represents the Company's recognition of its pro rata share of the income reported by HRP and amortization of negative goodwill. For the 1999 first quarter, the Company reported income of $388,000 compared to $352,000 in the period a year ago. The increase resulted from HRP's improved operating performance in the 1999 first quarter. The 1998 equity income is exclusive of the company's $414,000 pro-rata share of HRP's $1,611,000 loss on early extinguishment of debt, which is reported separately as an extraordinary item.

          Expenses. Administrative expenses of $518,000 decreased by $37,000, or 7%, in the 1999 first quarter, compared to $555,000 in the prior-year quarter. The decline was primarily attributable to the payments of commissions to third party brokers associated with fee income.

          Amortization expense of $168,000 in both the 1999 and 1998 quarters relate to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

          Interest expense for the 1999 first quarter decreased to -0- from $58,000 in the prior-year quarter. The 1998 amount relates to the $500,000 promissory note, which has reached maturity and is secured by 89,269 HRP limited partner units.

     ENERGY.

          Revenue. After the Company's successful completion of the tender offer for the minority shares of Hallwood Energy Corporation ("HEC") and the subsequent merger of HEC in November 1996, it effectively acquired ownership of the assets formerly held by HEC. Following the merger, certain HEC assets were transferred to two wholly owned entities. The two entities, in addition to other energy assets which remain with the Company, constitute the Company's investment in the energy industry. The general partner interest in HEP entitles the general partner to interests in HEP's properties ranging from 2% to 25%. The Company also owns an approximate 6.5% interest in HEP limited partner units. The Company and its energy subsidiaries account for their ownership of HEP using the proportionate consolidation method of accounting, whereby they record their proportionate share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. HEP owns approximately 46% of its HCRC affiliate, and accounts for its investment in HCRC under the equity method.

          Gas revenue for the 1999 first quarter increased $31,000, or 4%, to $894,000 from $863,000, primarily as a result of an increase in production to 478,000 mcf from 412,000 mcf, partially offset by a decrease in the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     average gas price to $1.87 per mcf from $2.09 per mcf. The increase in gas production is due to HEP's acquisition of a volumetric production payment during May 1998. Oil revenue for the 1999 first quarter decreased $108,000, or 25%, to $318,000 from $426,000, due to a decrease in the average price per barrel to $11.36 from $14.20, and a decrease in production to 28,000 barrels from 30,000 barrels due to normal production declines.

          Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense. The increase in other income to $95,000 for the 1999 first quarter from $50,000 in the 1998 period is primarily due to an increase of incentive payment income from HEP's acquisition of a volumetric production payment during May 1998.

          Expenses. Operating expenses increased by $128,000, or 32%, to $527,000 for the 1999 first quarter from $399,000 in the prior-year quarter, as a result of increased production taxes and operating expenses resulting from the increased gas production described above.

          Depreciation, depletion and amortization increased by $134,000, or 36%, to $511,000 for the 1999 first quarter compared to $377,000 in the 1998 quarter. The increase is attributable to higher depletion, from the increase in gas production and higher capitalized costs during 1999.

          Administrative expenses increased by $110,000, or 49%, for the 1999 first quarter to $335,000 from $225,000 in the 1998 quarter due to an increase in allocated internal overhead, principally higher salaries expense.

          Interest expense decreased by $25,000 to $121,000 for the 1999 first quarter compared to $146,000 in 1998, primarily due to a decline in the principal balance of the Company's term loan.

     OPERATING SUBSIDIARIES. The reportable segments of the Company's operating subsidiaries division consist of textile products and hotels.

     TEXTILE PRODUCTS.

          Revenue. Sales of $21,858,000 decreased $1,457,000, or 6%, in the 1999 first quarter, compared to $23,315,000 in the 1998 quarter. Demand for the Company's textile products in all divisions decreased in 1999, compared to the 1998 quarter due to lower priced Asian imports and U.S. customers moving production out of the country.

          Expenses. Cost of sales of $19,008,000 decreased $1,150,000, or 6% in the 1999 first quarter, from $20,158,000 in the 1998 quarter. The decrease in cost of sales was principally the result of the decreased sales. The lower gross profit margin for the 1999 first quarter (13.0% versus 13.5%) resulted from lower gross profit margins at the Kenyon dying and finishing plant, due to competitive market pressures experienced in 1999 and operating cost increases not recoverable through an increase in sales prices.

          Administrative and selling expenses of $2,299,000 increased by $36,000 in the 1999 first quarter from $2,263,000 for the comparable 1998 period.

         Interest expense of $222,000 decreased by $47,000 for the 1999 first quarter from $269,000 in 1998 due to lower average borrowings and lower interest rates.

     HOTELS.

          Revenue. Sales of $6,455,000 in the 1999 first quarter increased by $1,457,000, or 29%, from the year-ago amount of $4,998,000. The increase was primarily due to management fee revenues from the July 1998

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     acquisition of owners rental contracts and related real estate at the Enclave Suites, a resort condominium hotel in Orlando, Florida and increased revenues at the Longboat Key, Florida Holiday Inn and Suites. The Holiday Inn revenues increased by $813,000, as a result of the completion of an extensive renovation project in April 1998 and improved weather conditions. For the hotel segment, average daily rate increased 4.3% and average occupancy level increased 5.5% in the 1999 first quarter compared to the prior-year quarter.

          Expenses. Operating expenses of $5,037,000 for the 1999 first quarter were up $612,000, or 14%, from $4,425,000 in 1998. The increase is primarily attributable to operating expenses for the Enclave Suites and Holiday Inn, partially offset by reduced rent for the Oklahoma City, Oklahoma Embassy Suites hotel, which was a leasehold prior to the fee interest being acquired by the Company in September 1998.

          Depreciation and amortization expense increased by $55,000 to $724,000 for the 1999 first quarter from $669,000 in the prior-year period. The increase was primarily due to the acquisition of the owner's rental contracts and related real estate at the Enclave Suites and the fee interest in the Embassy Suites.

          Interest expense increased by $358,000 to $610,000 for the 1999 first quarter from $252,000 in 1998, principally due to the September 1998 term loans to acquire the Embassy Suites fee interest.

     OTHER.

          Revenue. Fee income in the 1999 first quarter of $137,000 was unchanged from the 1998 amount.

          Interest on short-term investments and other income decreased by $62,000 to $6,000 for the 1999 first quarter from $68,000 in 1998. The decrease was attributable to lower interest income earned on the Company's short-term investments and lower rental income from the subleasing of executive office space formerly occupied by an affiliated entity, which master lease expired in May 1998.

          Expenses. Administrative expenses of $523,000 for the 1999 first quarter decreased by $42,000 from the prior-year amount of $565,000 due to lower office overhead and travel costs.

          Interest expense in the amount of $296,000 for the 1999 quarter increased by $57,000 from the prior year amount of $239,000. The increase was primarily due to the August 1998 debenture exchange offer.

          Income taxes. Income taxes were $11,000 for the 1999 first quarter and $95,000 in the 1998 quarter. The 1999 quarter included a $5,000 federal current charge and $6,000 for state taxes. The 1998 quarter included a $10,000 federal current charge and $85,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

          As of March 31, 1999, the Company had approximately $99,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $18,670,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

          Extraordinary loss from early extinguishment of debt. The Company recognized an extraordinary loss from debt extinguishment of $307,000 in the 1998 quarter due to the $414,000 pro-rata share of HRP's $1,611,000 loss on early extinguishment of debt, net of a $107,000 gain from the January 1998 purchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's unrestricted cash and cash equivalents at March 31, 1999 totaled $1,043,000.

          The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 113,304 of its HRP limited partnership units as collateral for a term loan and certain hotel lease obligations. In addition, substantially all of the HRP limited partnership units are subject to a limited negative pledge for the Company's energy term loan. If the Company pledges designated HRP units, as defined, having a market value up to $2,000,000, the negative pledge can be released.

          The Company's energy segment generates funds from operating and financing activities. Cash flow is subject to fluctuating oil and gas production and prices. In accordance with the proportionate consolidation method of accounting, the Company and its subsidiaries report their share of HEP's long-term obligations totaling $5,013,000 at March 31, 1999. HEP's borrowings are secured by a first lien on approximately 80% in value of HEP's oil and gas properties. HEP's unused borrowing capacity under the revolving credit agreement was $11,300,000 at March 31, 1999. HEPGP amended, restated and increased its term loan to $4,000,000 in November 1997 and had a balance of $1,867,000 at March 31, 1999. The term loan contains a provision which prohibits HEPGP from making any distribution to the Company during the term of the loan which matures in May 2000.

          Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At March 31, 1999, Brookwood had $1,197,000 of unused borrowing capacity on its line of credit. In the year ended December 31, 1998, the Company received a $784,000 cash dividend and $394,000 under its tax sharing agreement from Brookwood. A cash dividend for 1999, if any, is contingent upon Brookwood's compliance with the covenants contained in its loan agreement. At December 31, 1998, Brookwood was not in compliance with two covenants contained in its Credit Agreement, which requires a minimum consolidated capital expenditure of $1,500,000 in a calendar year and a minimum ratio of EBIDTA (earnings before interest, depreciation, taxes and amortization) to consolidated fixed charges of 1.00 to 1.00 for four consecutive quarters. On March 26, 1999, Brookwood entered into an Amendment No. 5 and Waiver to Credit Agreement, whereby the Bank waived the minimum consolidated capital expenditure requirement for the calendar year ended December 31, 1998 only, and amended that section of the Credit Agreement relating to the minimum ratio of EBIDTA to consolidated fixed charges by inserting "except for the four consecutive quarters ending March 31, 1999, and for said period only." Brookwood's revolving credit facility matures in January 2000 and management believes the facility can be renewed or replaced at that time.

          Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital. Sales of hotels are also a source of liquidity; however, a sale may be impacted by the ability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a renovation of the Holiday Inn and Suites hotel in April 1998, partly financed by the owner in the form of higher lease payments. In April 1999 the Company converted its three Residence Inn hotels to GuestHouse Suites Plus franchises. Renovations to meet the new franchiser's standards, totaling approximately $3,000,000, are expected to be funded from the Company's capital reserves and equipment lease facilities.

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

     Additionally, the Company is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on the Company's business and operations. The Company anticipates completing its survey of service providers and vendors by the 1999 third quarter.

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

     Additionally, HRP is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey includes the identification of certain on-site, non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, HRP will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. HRP anticipates finalizing its survey of service providers and vendors during the third quarter of 1999.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     HRP will utilize external and internal resources to reprogram, replace and test its systems for Year 2000 modifications. HRP anticipates completing the Year 2000 project, which includes repairing or replacing any vulnerable systems, by September 30, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000. In the event that a system will not be Year 2000 compliant, HRP will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor.

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

     The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on HRP's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those anticipated.

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

     Textile Products. The Company's Brookwood subsidiary has identified three primary systems which are subject to the Year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable/Inventory. Brookwood has purchased a Year 2000 compliant computer for its converting business which is currently being installed and tested. All operating programs will be modified and fully operational by the 1999 third quarter. (2) Payroll. The processing plant's time-clock payroll system was not Year 2000 compliant, although updated software was installed and tested in April 1999. (3) Factory Production. To date Brookwood has determined that substantially all of its machinery and equipment is not date-sensitive. Further testing is ongoing, although no Year 2000 problems are anticipated.

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


equipment is already Year 2000 compliant and it is anticipated that all physical systems, including telephone systems, will be Year 2000 compliant by the 1999 third quarter at an anticipated cost of less than $100,000.

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

     General. The Company will utilize both internal and external resources to achieve Year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 75% complete. And that its remediation is approximately 50% complete. The Company expects all of its internal efforts will be completed by the third quarter of 1999. However, there can be no guarantee that the Company will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems on a timely basis. The Company anticipates completing the Year 2000 project by September 30, 1999.

     In the event that a system will not be Year 2000 compliant, the Company will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor. The failure to correct a material Year 2000 problem could result in an interruption, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the year end uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 readiness of third party vendors, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, or financial condition. The Company believes, however, that its Year 2000 compliance plan and time line provides adequate staffing, resources and time to mitigate and pro-actively respond to any unforeseen Year 2000 problems in a timely manner. The Company plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     In the interest of providing stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings, industrial parks and hotels in the markets served; the volatility of oil and gas prices; the ability to continually replace and expand oil and gas reserves; the imprecise process of estimating oil and gas reserves and future cash flows; and uncertainties inherent in the Year 2000 computer problems that may affect the Company and each of its business segments.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM. 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not directly have any derivative financial instruments in place as of March 31, 1999, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in HEP has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, HEP's deliverable volumes. HEP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

     As of March 31, 1999, HRP had a single "pay fixed/receive variable" interest rate swap agreement with highly rated counterparties in which the interest payments are calculated on a notional amount. Management does not consider the portion attributable to the Company to be significant on this derivative instrument.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of March 31, 1999, the Company's total outstanding loans and debentures payable of $66,545,000 were comprised of $50,028,000 of fixed rate debt and $16,517,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $1,330,000, assuming that outstanding debt remained at current levels.

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

     2   Changes in Securities                                     None

     3   Defaults upon Senior Securities                           None

     4   Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 5, 1999, stockholders voted on one proposal:

         (i) To elect one director to hold office for three years and until a successor is elected and qualified:

              Nominee Director             Votes For            Votes Withheld
              ----------------             ---------            --------------

               Brian M. Troup              1,210,149                 5,494

               As a result of the above, the nominee director was elected for an additional three-year term. The continuing directors are Messrs. Gumbiner, Crocco and Talbot.

     5   Other Information                                         None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (i) 10.33 -  Amendment No. 5, dated as of
                           March 26, 1999, to Credit Agreement,
                           dated as of January 7, 1997, among
                           Brookwood Companies Incorporated,
                           Kenyon Industries, Inc., Brookwood
                           Laminating, Inc., as Borrowers, and
                           The Bank of New York, filed herewith.   Page 30 to 32

              (ii) 10.34 - Agreement, as of May 5, 1999, among
                           The Hallwood Group Incorporated,
                           Epsilon Trust and Brian Troup, filed
                           herewith.                               Page 33 to 48

              (iii) 27   - Financial Data Schedule                 Page 49

         (b)  Reports on Form 8-K                                  None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE HALLWOOD GROUP INCORPORATED



Dated: May 13, 1999                      By:       /s/ Melvin J. Melle
                                            -----------------------------------
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                     Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                          DESCRIPTION
    -------                         -----------
     10.33     Amendment No. 5, dated as of March 26, 1999, to Credit Agreement, dated as of January 7, 1997, among Brookwood Companies
               Incorporated, Kenyon Industries, Inc., Brookwood Laminating,
               Inc., as Borrowers, and The Bank of New York.

     10.34     Agreement, as of May 5, 1999, among The Hallwood Group
               Incorporated, Epsilon Trust and Brian Troup

     27        Financial Data Schedule