Form 10-Q
period 1999-06-30
HALLWOOD GROUP INC
filed 1999-08-16
CIK 355766

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD from ___________________ TO __________________


FOR THE PERIOD ENDED JUNE 30, 1999           COMMISSION FILE NUMBER:  1-8303


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       1,254,751 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 1999.

===============================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


     ITEM NO.                            PART I - FINANCIAL INFORMATION                                 PAGE
     --------                            ------------------------------                                 ----
         1          Financial Statements (Unaudited):

                        Consolidated Balance Sheets as of June 30, 1999
                            and December 31, 1998..................................................        3-4

                        Consolidated Statements of Income for the
                            Six Months Ended June 30, 1999 and 1998................................        5-6

                        Consolidated Statements of Income for the
                            Three Months Ended June 30, 1999 and 1998..............................        7-8

                        Consolidated Statements of Cash Flows for the
                            Six Months Ended June 30, 1999 and 1998................................          9

                        Notes to Consolidated Financial Statements.................................      10-18

         2          Managements's Discussion and Analysis of
                        Financial Condition and Results of Operations..............................      19-28

         3          Quantitative and Qualitative Disclosures about Market Risk.....................         29



                                         PART II - OTHER INFORMATION
                                         ---------------------------

     1 thru 6       Exhibits, Reports on Form 8-K and Signature Page...............................      30-33

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                     1999             1998
                                                                 ------------     ------------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ..................................     $     10,195     $      9,771
       Receivables and other assets ........................            1,335              687
                                                                 ------------     ------------
                                                                       11,530           10,458

    ENERGY
       Investments in HEC ..................................            5,617               --
       Oil and gas properties, net .........................               --           11,479
       Current assets of HEP ...............................               --            2,895
       Noncurrent assets of HEP ............................               --            1,219
       Receivables and other assets ........................               --              482
                                                                 ------------     ------------
                                                                        5,617           16,075

          Total asset management assets ....................           17,147           26,533

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories .........................................           18,333           16,708
       Receivables .........................................           14,547           11,713
       Property, plant and equipment, net ..................            9,123            8,738
       Other ...............................................              847              889
                                                                 ------------     ------------
                                                                       42,850           38,048
    HOTELS
       Properties, net .....................................           31,230           31,810
       Receivables and other assets ........................            4,067            3,845
                                                                 ------------     ------------
                                                                       35,297           35,655

          Total operating subsidiaries assets ..............           78,147           73,703

OTHER
       Deferred tax asset, net .............................            6,348            6,348
       Cash and cash equivalents ...........................            1,614              769
       Other ...............................................              993            1,191
       Restricted cash .....................................              988              708
                                                                 ------------     ------------

          Total other assets ...............................            9,943            9,016
                                                                 ------------     ------------

          TOTAL ............................................     $    105,237     $    109,252
                                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         1999              1998
                                                                                     ------------      ------------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ...................................     $        753      $        775
       Loan payable ............................................................              500               500
                                                                                     ------------      ------------
                                                                                            1,253             1,275
    ENERGY
       Loan payable ............................................................            1,467             2,267
       Accounts payable and accrued expenses ...................................              395             1,144
       Long-term obligations of HEP ............................................               --             5,306
       Current liabilities of HEP ..............................................               --             3,949
                                                                                     ------------      ------------
                                                                                            1,862            12,666
                                                                                     ------------      ------------
          Total asset management liabilities ...................................            3,115            13,941

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loan payable ............................................................           12,500             9,900
       Accounts payable and accrued expenses ...................................            9,015             7,646
                                                                                     ------------      ------------
                                                                                           21,515            17,546
    HOTELS
       Loans payable ...........................................................           30,094            30,354
       Accounts payable and accrued expenses ...................................            2,665             2,120
                                                                                     ------------      ------------
                                                                                           32,759            32,474
                                                                                     ------------      ------------
          Total operating subsidiaries liabilities .............................           54,274            50,020

OTHER
       7% Collateralized Senior Subordinated Debentures ........................           14,529            14,727
       10% Collateralized Subordinated Debentures ..............................            6,789             6,808
       Interest and other accrued expenses .....................................            1,523             1,818
                                                                                     ------------      ------------
          Total other liabilities ..............................................           22,841            23,353
                                                                                     ------------      ------------
          TOTAL LIABILITIES ....................................................           80,230            87,314

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding;
           stated at redemption value ..........................................            1,000             1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B ......               --                --
       Common stock, issued 1,597,204 shares at both dates;
          outstanding 1,254,751 shares at both dates ...........................              160               160
       Additional paid-in capital ..............................................           54,823            54,823
       Accumulated deficit .....................................................          (21,607)          (24,676)
       Treasury stock, 342,453 shares at both dates; at cost ...................           (9,369)           (9,369)
                                                                                     ------------      ------------

          TOTAL STOCKHOLDERS' EQUITY ...........................................           24,007            20,938
                                                                                     ------------      ------------

          TOTAL ................................................................     $    105,237      $    109,252
                                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ................................................     $      4,607      $      2,635
       Equity income from investments in HRP ...............              762               848
                                                                 ------------      ------------
                                                                        5,369             3,483

       Administrative expenses .............................            1,172             1,015
       Depreciation and amortization .......................              336               336
       Interest ............................................               --                58
                                                                 ------------      ------------
                                                                        1,508             1,409
                                                                 ------------      ------------
          Income from real estate operations ...............            3,861             2,074

    ENERGY
       Gas revenues ........................................            1,677             1,845
       Oil revenues ........................................              603               743
       Other income ........................................              235                74
       Equity loss from investments in HEC .................               (1)               --
                                                                 ------------      ------------
                                                                        2,514             2,662

       Depreciation, depletion and amortization ............              849               686
       Operating expenses ..................................              796               800
       Administrative expenses .............................              537               446
       Interest ............................................              217               275
                                                                 ------------      ------------
                                                                        2,399             2,207
                                                                 ------------      ------------
          Income from energy operations ....................              115               455
                                                                 ------------      ------------

          Income from asset management operations ..........            3,976             2,529

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ...............................................           44,269            45,612

       Cost of sales .......................................           38,023            39,442
       Administrative and selling expenses .................            4,688             4,532
       Interest ............................................              465               548
                                                                 ------------      ------------
                                                                       43,176            44,522
                                                                 ------------      ------------
          Income from textile products operations ..........            1,093             1,090


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ------------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                        1999               1998
                                                                      ------------      ------------
    HOTELS
       Sales ....................................................     $     12,196      $     10,346

       Operating expenses .......................................            9,780             8,980
       Depreciation and amortization ............................            1,413             1,338
       Interest .................................................            1,238               501
                                                                      ------------      ------------
                                                                            12,431            10,819
          Loss from hotel operations ............................             (235)             (473)
                                                                      ------------      ------------

          Income from operating subsidiaries ....................              858               617

    OTHER
       Fee income ...............................................              241               275
       Interest on short-term investments and other income ......               10               204
       Litigation settlement ....................................               --             1,025
                                                                      ------------      ------------
                                                                               251             1,504

       Administrative expenses ..................................            1,244             1,360
       Interest .................................................              595               459
                                                                      ------------      ------------
                                                                             1,839             1,819
                                                                      ------------      ------------

          Other loss, net .......................................           (1,588)             (315)
                                                                      ------------      ------------

       Income before income taxes and extraordinary loss ........            3,246             2,831
       Income taxes .............................................              127               207
                                                                      ------------      ------------

       Income before extraordinary  loss ........................            3,119             2,624
       Extraordinary loss from early extinguishment of debt .....               --              (375)
                                                                      ------------      ------------

NET INCOME ......................................................     $      3,119      $      2,249
                                                                      ============      ============


PER COMMON SHARE
    BASIC
       Income before extraordinary loss .........................     $       2.45      $       2.05
       Extraordinary loss from early extinguishment of debt .....               --             (0.30)
                                                                      ------------      ------------
          Net income ............................................     $       2.45      $       1.75
                                                                      ============      ============

    ASSUMING DILUTION
       Income before extraordinary loss .........................     $       2.41      $       1.97
       Extraordinary loss from early extinguishment of debt .....               --             (0.29)
                                                                      ------------      ------------
          Net income ............................................     $       2.41      $       1.68
                                                                      ============      ============

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                      1999              1998
                                                                 ------------      ------------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ................................................     $      3,343      $      1,393
       Equity income from investments in HRP ...............              373               496
                                                                 ------------      ------------
                                                                        3,716             1,889

       Administrative expenses .............................              654               460
       Depreciation and amortization .......................              168               168
                                                                 ------------      ------------
                                                                          822               628
                                                                 ------------      ------------
          Income from real estate operations ...............            2,894             1,261

    ENERGY
       Gas revenues ........................................              783               982
       Oil revenues ........................................              285               317
       Other income ........................................              140                24
       Equity loss from investments in HEC .................               (1)               --
                                                                 ------------      ------------
                                                                        1,207             1,323

       Depreciation, depletion and amortization ............              338               309
       Operating expenses ..................................              269               401
       Administrative expenses .............................              202               221
       Interest ............................................               96               129
                                                                 ------------      ------------
                                                                          905             1,060
                                                                 ------------      ------------
          Income from energy operations ....................              302               263
                                                                 ------------      ------------

          Income from asset management operations ..........            3,196             1,524

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ...............................................           22,411            22,297

       Cost of sales .......................................           19,015            19,284
       Administrative and selling expenses .................            2,389             2,269
       Interest ............................................              243               279
                                                                 ------------      ------------
                                                                       21,647            21,832
                                                                 ------------      ------------
          Income from textile products operations ..........              764               465


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ------------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                        1999              1998
                                                                      ------------      ------------
    HOTELS
       Sales ....................................................     $      5,741      $      5,348

       Operating expenses .......................................            4,743             4,555
       Depreciation and amortization ............................              689               669
       Interest .................................................              627               249
                                                                      ------------      ------------
                                                                             6,059             5,473
                                                                      ------------      ------------
          Loss from hotel operations ............................             (318)             (125)
                                                                      ------------      ------------

          Income from operating subsidiaries ....................              446               340

    OTHER
       Fee income ...............................................              104               138
       Interest on short-term investments and other income ......                5                73
       Litigation settlement ....................................               --             1,025
                                                                      ------------      ------------
                                                                               109             1,236

       Administrative expenses ..................................              721               795
       Interest .................................................              300               220
                                                                      ------------      ------------
                                                                             1,021             1,015
                                                                      ------------      ------------

          Other income (loss), net ..............................             (912)              221
                                                                      ------------      ------------

       Income before income taxes and extraordinary loss ........            2,730             2,085
       Income taxes .............................................              116               112
                                                                      ------------      ------------

       Income before extraordinary loss .........................            2,614             1,973
       Extraordinary loss from extinguishment of debt ...........               --               (68)
                                                                      ------------      ------------

NET INCOME ......................................................     $      2,614      $      1,905
                                                                      ============      ============


PER COMMON SHARE
    BASIC
       Income before extraordinary loss .........................     $       2.04      $       1.53
       Extraordinary loss from early extinguishment of debt .....               --             (0.05)
                                                                      ------------      ------------
       Net income ...............................................     $       2.04      $       1.48
                                                                      ============      ============

    ASSUMING DILUTION
       Income before extraordinary loss .........................     $       2.01      $       1.47
       Extraordinary loss from early extinguishment of debt .....               --             (0.05)
                                                                      ------------      ------------
       Net income ...............................................     $       2.01      $       1.42
                                                                      ============      ============



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ....................................................     $      3,119      $      2,249
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ...................            3,214             3,088
       Undistributed income from HEP ..............................             (484)           (1,378)
       Distributions from HEP .....................................              545               984
       Amortization of deferred gain from debenture exchanges .....             (217)             (269)
       Extraordinary loss from extinguishment of debt .............               --               375
       Equity in net income of HRP ................................             (762)             (848)
       Equity in net loss of HEC ..................................                1                --
       Net change in textile products assets and liabilities ......           (3,085)            1,067
       Net change in energy assets and liabilities ................             (399)             (628)
       Net change in other assets and liabilities .................             (592)              339
                                                                        ------------      ------------

          Net cash provided by operating activities ...............            1,340             4,979

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment ........             (964)             (299)
    Capital expenditures for hotels ...............................             (683)             (997)
    Net change in restricted cash for investing activities ........             (280)             (158)
    Investments in energy property and equipment ..................               (8)             (131)
    Investment in HEP by general partner ..........................              (50)             (171)
                                                                        ------------      ------------
          Net cash used in investing activities ...................           (1,985)           (1,756)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ...............            2,600                --
    Repayment of bank borrowings and loans payable ................           (1,060)           (2,577)
    Payment of preferred stock dividends ..........................              (50)              (50)
    Repurchase of 7% Debentures ...................................               --            (2,146)
    Purchase of common stock for treasury .........................               --              (250)
                                                                        ------------      ------------

          Net cash provided by (used in) financing activities .....            1,490            (5,023)
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............              845            (1,800)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................              769             4,737
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................     $      1,614      $      2,937
                                                                        ============      ============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

         New Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. The original effective date for periods beginning after June 15, 1999 has been extended one year to June 15, 2000. The Company is currently not planning on early adoption, and has not had an opportunity to evaluate the impact of the provisions on its consolidated financial statements relating to future adoption.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS):


                                            AS OF JUNE 30, 1999                 AMOUNT AT             INCOME FROM INVESTMENTS
                                         -------------------------         WHICH CARRIED AT           FOR THE SIX MONTHS ENDED
                                                         COST OR       -------------------------             JUNE 30,
                                         NUMBER OF       ASCRIBED       JUNE 30,      DECEMBER 31,   -------------------------
      DESCRIPTION OF INVESTMENT            UNITS          VALUE           1999           1998           1999           1998
------------------------------------     ----------     ----------     ----------     ----------     ----------     ----------
  HALLWOOD REALTY PARTNERS, L.P. ...
  - General partner interest .......             --     $    8,650     $    3,568     $    3,877     $       29     $       30
  - Limited partner interest .......        413,040          5,377          6,627          5,894            733            818
                                                        ----------     ----------     ----------     ----------     ----------

     Totals ........................             --     $   14,027     $   10,195     $    9,771     $      762     $      848
                                                        ==========     ==========     ==========     ==========     ==========


         At June 30, 1999, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of net income, the Company also records its pro rata share of any partner capital transactions reported by HRP. The carrying value of the Company's investments includes such non-cash adjustments for its pro-rata share of HRP's capital transactions ,with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments, from the original date of investment through June 30, 1999, resulted in a $49,000 decrease in the carrying value.

         The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to those management rights. For the six months ended June 30, 1999 and 1998 such amortization was $336,000 in each period.

         The Company has pledged 89,269 HRP limited partner units to collateralize the $500,000 promissory note and 30,035 limited partner units to secure hotel leases. A negative pledge over all of the Company's limited partner units was canceled in June 1999 concurrent with an amendment of the Company's energy term loan.

         The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at June 30, 1999 were $61.25 and $16.04, respectively. The general partner interest is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

3. INVESTMENTS IN ENERGY AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS):

                                            AS OF JUNE 30, 1999                 AMOUNT AT          INCOME (LOSS) FROM INVESTMENTS
                                         -------------------------         WHICH CARRIED AT           FOR THE SIX MONTHS ENDED
                                                         COST OR       -------------------------             JUNE 30,
                                         NUMBER OF       ASCRIBED       JUNE 30,      DECEMBER 31,   -------------------------
      DESCRIPTION OF INVESTMENT            UNITS          VALUE           1999           1998           1999           1998
------------------------------------     ----------     ----------     ----------     ----------     ----------     ----------
HALLWOOD ENERGY CORPORATION
- Common stock .....................      1,800,000     $    5,217     $    5,216             --      $       (1)             --
- Preferred stock ..................         43,816            401            401             --              --              --
                                                        ----------     ----------     ----------      ----------      ----------

   Totals ..........................                    $    5,618     $    5,617             --      $       (1)             --
                                                        ==========     ==========     ==========      ==========      ==========


        In December 1998, Hallwood Energy Partners, L.P. ("HEP") and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new, publicly-traded entity to be called Hallwood Energy Corporation ("HEC"). On April 30, 1999, a Joint Proxy Statement/Prospectus for the consolidation was declared effective by the Securities and Exchange Commission and was mailed to HEP unitholders and HCRC stockholders as of the April 14, 1999 record date. On June 8, 1999, HEC announced that the consolidation was approved by the HEP unitholders, the HCRC stockholders and the Company and that the consolidation was completed as of that date. At its inception, the common stock of HEC was owned 56% by the Class A unitholders of HEP, 26% by the stockholders of HCRC and 18% by the Company. HEP's Class C unitholders received redeemable preferred stock in HEC. The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in HEC, in exchange for the contribution of its energy interests.

        The consolidation created an exploration and production company with estimated reserves of approximately 213 billion cubic feet of natural gas equivalent. At June 30, 1999, HEC had total assets of approximately $202 million and total liabilities of approximately $126 million. Because of the larger size of HEC, management anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities and will have a better ability to raise capital. The principal objectives of HEC are to explore for, develop, acquire and produce oil and gas properties.

        As of the June 8, 1999 consummation date, the Company no longer proportionally consolidates its energy business. The investment in HEC will be accounted for under the equity method because the Company is able to exercise significant influence over HEC's operational and financial policies. The assets and liabilities of the Company's energy business were combined at the consummation date to establish the initial investment in HEC of $5,618,000, as follows (in thousands):

                       DESCRIPTION                      AMOUNT
                       -----------                      ------
      Oil and gas properties..........................  $10,809
      Current assets of HEP...........................    3,267
      Noncurrent assets of HEP........................    1,194
      Receivables and other assets....................       64
      Long-term obligations of HEP....................   (6,872)
      Current liabilities of HEP......................   (2,160)
      Accounts payable and accrued expenses...........     (684)
                                                        -------
                                                        $ 5,618
                                                        =======


         In accordance with the equity method of accounting, the Company records its pro-rata share of HEC's net income (loss) available to common stockholders and its pro rata share of any capital transactions reported by HEC. The Company's proportionate share of the underlying equity in net assets of HEC exceeded its investment by $4,472,000 on the consummation date, which is being amortized at a rate which approximates the depletion of HEC's reserves.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


         The quoted market price and the Company's carrying value per share at June 30, 1999 of the HEC common stock (Quotron symbol HECO) are $6.00 and $2.90, respectively, and the HEC preferred stock (Quotron symbol HECOP) are $8.13 and $9.15, respectively.

4.   LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1998.

         In connection with the Ravenswood, Noland and Cede & Company litigation matters over the November 1998 tender offer and merger of the former Hallwood Energy Corporation into the Company, we expect the court to enter a final order approving the settlement which will be payable by December 1999. In accordance with the terms of the energy consolidation, the Company's liability to pay the settlement amount is limited to $395,000, which had previously been recorded by the Company at the time of the tender offer.

5.   LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1999           1998
                                                                           ----------     ----------
Real Estate
  Promissory note, 8%, originally due March 1998 (see below) .........     $      500     $      500

Energy
  Term loan, libor + 3.5%, due May 2000 ..............................          1,467          2,267

Textile Products
  Revolving credit facility, prime + .25%, due January 2000 ..........         12,500          9,900

Hotels
  Term loan, 7.50% fixed, due October 2008 ...........................         17,080         17,198
  Term loan, 7.86% fixed, due January 2008 ...........................          6,621          6,667
  Term loan, 8.20% fixed, due November 2007 ..........................          5,174          5,209
  Term loan, libor + 7.5%, due October 2005 ..........................          1,219          1,280
                                                                           ----------     ----------
                                                                               30,094         30,354
                                                                           ----------     ----------

      Total ..........................................................     $   44,561     $   43,021
                                                                           ==========     ==========

         Further information regarding loans payable is provided below:

     Real Estate

         Promissory note. In connection with the settlement of an obligation related to the Company's Integra Hotels, Inc. subsidiary, the Company issued a four-year, $500,000 promissory note due March 1998. The note is secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). During the original term of the note, the Company accrued the full amount of $500,000 as a charge to interest expense, of which $50,000 was recorded in the 1998 first quarter.

         The Company tendered full payment, including the HRP Participation Amount totaling $1,000,000, in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


     noteholder. The noteholder refused acceptance of the March 1998 tendered payment and instituted litigation in the State of Delaware. The litigation is currently in the discovery phase and a trial date has not yet been scheduled.

     Energy

         Term loan. In November 1997, the Company's HEPGP Ltd. partnership ("HEPGP") amended, restated and increased its term loan to $4,000,000 from the First Union Bank of North Carolina. The term loan was collateralized by all of the Company's HEP limited partner units, its investment in HEPGP and Hallwood GP, Inc. and HEPGP's direct interests in certain oil and gas properties. Significant terms included: (i) maturity date of May 15, 2000;
     (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of libor plus 3.5% (8.49% at June 30, 1999); (iv) a limited negative pledge relating to substantially all of the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests.

         In connection with the consolidation of the energy companies, the Company amended the term loan to provide for the assumption of the obligation by the Company. The outstanding principal balance, interest rate and repayment terms remained identical to the original note and credit agreement. The amendment further provided for (i) the release of all collateral previously pledged; (ii) the pledge of all 1,800,000 common shares and 43,816 preferred shares of HEC that were received at the completion of the energy consolidation; and (iii) a covenant which requires that the market value of the pledged HEC shares shall, at all times, be at least 300% of the loan's outstanding principal balance. The outstanding balance of the term loan at June 30, 1999 was $1,467,000.

     Textile Products

         Revolving credit facility. In January 1997, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount of up to $14,000,000 ($15,000,000 between April and June) with The Bank of New York (the "Credit Agreement"). Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Credit Agreement expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.00% at June 30, 1999) or libor plus 2.25%. The facility was amended to increase the maximum amount to $17,500,000 for the periods April through December 1997, and May through August 1998, and permanently increase the maximum amount to $15,000,000 thereafter and to change certain financial covenants. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at June 30, 1999 was $12,500,000.

         At December 31, 1998, Brookwood was not in compliance with a covenant contained in the Credit Agreement, which requires a minimum consolidated capital expenditure of $1,313,000 in a calendar year. On March 26, 1999, Brookwood entered into an Amendment No. 5 and Waiver to Credit Agreement, whereby the Bank waived the minimum consolidated capital expenditure requirement for the calendar year ended December 31, 1998 only, and amended that section of the Credit Agreement relating to the minimum ratio of EBIDTA (earnings before interest, depreciation, taxes and amortization) to consolidated fixed charges by inserting "except for the four consecutive quarters ending March 31, 1999, and for said period only."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

     Hotels

         Term Loans. In September 1998, the Company formed two wholly-owned subsidiaries, Hallwood Hotels -- OKC, Inc. to acquire the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000 and the related mortgage term loan; and Hallwood Hotels -- OKC Mezz, Inc. to acquire a mezzanine term loan related to that fee acquisition. Prior to the fee acquisition, the Company held a leasehold interest in the hotel.

         The mortgage loan for $17,250,000 includes the following significant terms: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 1999 was $17,080,000.

         The mezzanine loan for $1,300,000 includes the following significant terms: (i) interest rate of libor plus 7.5% (12.44% at June 30, 1999); (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at June 30, 1999 was $1,219,000.

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the GuestHouse hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 1999 was $6,621,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 1999 was $5,174,000.

6.   DEBENTURES

         7% Collateralized Senior Subordinated Debentures. In March 1993, the Company completed an exchange offer whereby $27,481,000 of its former 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the" 7% Debentures"). Interest is payable quarterly in arrears, in cash, and the 7% Debentures are secured by a pledge of all of the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries. The common and preferred stock of Brookwood are subject to a senior pledge in favor of The Bank of New York.

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

         10% Collateralized Subordinated Debentures. In June 1998, the Company announced a commission-free exchange offer to all holders of 7% Debentures. The Company offered to exchange 7% Debentures for a new issue of 10% Collateralized Subordinated Debentures ("10% Debentures"), due July 31, 2005, $100 principal amount of 10% Debentures for each $100 principal amount of 7% Debentures tendered. Terms and conditions

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



     of the exchange offer were described in an exchange offer circular, dated June 22, 1998, and a supplemental modification letter dated July 31, 1998, both of which were mailed to all holders of 7% Debentures. The 7% debentureholders tendered $6,467,830, or 31%, of the outstanding principal amount, prior to the August 28, 1998 expiration date of the exchange offer.

         The 10% Debentures were listed on The New York Stock Exchange and commenced trading on August 31, 1998. The direct costs of the exchange offer, in the amount of $131,000, were expensed in 1998. For accounting purposes, a pro-rata portion of the $1,121,000 unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and will be amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate is 8.9%.

         The 10% Debentures are secured by a first and senior lien on the capital stock of the Company's Brock Suite Hotels, Inc. subsidiary and by a subordinate and junior lien on the capital stock of the Brookwood and Hallwood Hotels, Inc. subsidiaries which are pledged to secure the 7% Debentures .

         Balance sheet amounts are detailed below (in thousands):

                                                                        JUNE 30,       DECEMBER 31,
                                 DESCRIPTION                              1999             1998
                --------------------------------------------          ------------     ------------
7% Debentures (face amount) .....................................     $     14,088     $     14,088
Unamortized gain from exchange, net of
   accumulated amortization .....................................              441              639
                                                                      ------------     ------------

      Totals ....................................................     $     14,529     $     14,727
                                                                      ============     ============

10% Debentures (face amount) ....................................     $      6,468     $      6,468
Unamortized gain from exchange, net of
   accumulated amortization .....................................              321              340
                                                                      ------------     ------------

      Totals ....................................................     $      6,789     $      6,808
                                                                      ============     ============


7.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30                   JUNE 30
                                        ---------------------     ---------------------
                                          1999         1998         1999         1998
                                        --------     --------     --------     --------
Federal
   Current ........................     $     20     $     20     $     25     $     30
   Deferred .......................           --           --           --           --
                                        --------     --------     --------     --------
      Sub-total ...................           20           20           25           30

State .............................           96           92          102          177
                                        --------     --------     --------     --------

      Total .......................     $    116     $    112     $    127     $    207
                                        ========     ========     ========     ========

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

         The amount of the deferred tax asset (net of valuation allowance) was $6,348,000 at June 30, 1999. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


8.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                 DESCRIPTION                                                       1999            1998
       -----------------------------------                                      ----------      ----------
Supplemental schedule of non cash investing and financing activities:
    Conversion of energy investment to equity method from proportional consolidation method at consummation of energy consolidation
       Oil and gas properties .............................................     $   10,809              --
       Current assets of HEP ..............................................          3,267              --
       Noncurrent assets of HEP ...........................................          1,194              --
       Receivables and other assets .......................................             64              --
       Long-term obligations of HEP .......................................         (6,872)             --
       Current liabilities of HEP .........................................         (2,160)             --
       Accounts payable and accrued expenses ..............................           (684)             --
                                                                                ----------      ----------
                                                                                $    5,618              --
                                                                                ==========      ==========

Supplemental disclosures of cash payments:
    Interest paid .........................................................     $    2,664      $    1,995
    Income taxes paid .....................................................            147             371

9.   COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                          -------------------------     -------------------------
                          DESCRIPTION                        1999           1998           1999           1998
           -------------------------------------------    ----------     ----------     ----------     ----------
NET INCOME
Net income, as reported .............................     $    2,614     $    1,905     $    3,119     $    2,249
Less: Dividends on preferred stock ..................             50             50             50             50
                                                          ----------     ----------     ----------     ----------
Net income available to common stockholders .........     $    2,564     $    1,855     $    3,069     $    2,199
                                                          ==========     ==========     ==========     ==========

AVERAGE SHARES OUTSTANDING
Outstanding shares - basic ..........................          1,255          1,255          1,255          1,255
Stock options .......................................             20             55             19             53
                                                          ----------     ----------     ----------     ----------
Outstanding shares - assuming dilution ..............          1,275          1,310          1,274          1,308
                                                          ==========     ==========     ==========     ==========

NET INCOME PER COMMON SHARE
Basic ...............................................     $     2.04     $     1.48     $     2.45     $     1.75
Assuming dilution ...................................     $     2.01     $     1.42     $     2.41     $     1.68

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


10.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment position for the six months ended June 30, 1999 and 1998, respectively (in thousands):

                                             REAL                   TEXTILE                          CONSOL
                                            ESTATE     ENERGY      PRODUCTS   HOTELS     OTHER      -IDATED
                                           --------    -------    ---------  --------- --------    ---------
SIX MONTHS ENDED JUNE 30, 1999
Total revenue from external sources....... $  5,369    $ 2,514    $  44,269  $  12,196 $    251    $  64,599
                                           ========    =======    =========  ========= ========    =========

Operating income (loss)................... $  3,861    $   115    $   1,093  $    (235)$     --    $   4,834
                                           ========    =======    =========  ========= ========
Unallocable expenses, net.................                                             $ (1,588)      (1,588)
                                                                                       ========    ---------
Income before income taxes................                                                         $   3,246
                                                                                                   =========

SIX MONTHS ENDED JUNE 30, 1998
Total revenue from external sources....... $  3,483    $ 2,662    $  45,612  $  10,346 $  1,504    $  63,607
                                           ========    =======    =========  ========= ========    =========

Operating income (loss)................... $  2,074    $   455    $   1,090  $    (473)$     --    $   3,146
                                           ========    =======    =========  ========= ========
Unallocable expenses, net.................                                             $   (315)        (315)
                                                                                       ========   ---------
Income before income taxes and
    extraordinary gain (loss).............                                                         $   2,831
                                                                                                   =========
Extraordinary gain (loss) from early
    extinguishment of debt................ $   (482)   $    --    $      --  $      -- $    107    $    (375)
                                           ========    =======    =========  ========= ========    =========

         No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 1998 annual report. The total assets of the Company have not materially changed since the December 31, 1998 annual report, although (i) the assets of the energy segment declined approximately $10.5 million due to the conversion to the equity method from the proportional consolidation method of accounting following the consummation of the energy consolidation, and (ii) the assets of the textile products segment increased by approximately $4.8 million due to seasonal fluctuations.

11.  SEPARATION AGREEMENT

         On May 11, 1999, the Company announced that it had reached an agreement (the "Agreement") with Mr. Brian M. Troup, president and a director of the Company, regarding a separation of their interests. Completion of the Agreement is conditioned on, among other things, a satisfactory refinancing of the $14,088,000 outstanding principal amount of the 7% Debentures and completion of the consolidation of the Company's energy interests with HEP and HCRC to form HEC.

         Mr. Troup currently holds options to purchase a total of 37,200 shares of the Company's common stock. In addition, a trust of which members of Mr. Troup's family are beneficiaries, currently owns 305,196 shares of the Company's common stock. Upon satisfaction of the remaining conditions, Mr. Troup will surrender his options, the trust will surrender all of its shares of common stock to the Company, the options and stock will be canceled and Mr. Troup will resign from all positions with the Company, HRP and HEC.

         In exchange, the Company will transfer to the trust or Mr. Troup 82,608 units of HRP, 360,000 shares of common stock of HEC, and all of the Company's interest in the Enclave Suites resort in Orlando, Florida and any other condominium hotel projects currently in process. In addition, the Company will pay quarterly to Mr. Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000, subject to termination in certain events.

         HRP and HEC have agreed to register the trust's and/or Mr. Troup's units or shares in those entities upon request by Mr. Troup and the Company, at the Company's expense. The Company will have the right to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

     purchase all of these units and shares at the then current trading price for a period of six months after the effectiveness of the Agreement. Thereafter, Mr. Troup may sell the units and shares subject to certain restrictions, including a right of first refusal in favor of the Company. Mr. Troup and the trust have given an irrevocable proxy to the Company to vote all their HRP units and HEC shares on any and all matters in and according to the Company's sole discretion, until Mr. Troup or the trust sell the units or shares.

         There is no assurance that the conditions to completion of the Agreement will be satisfied or that the Agreement will be completed. Until completion, the parties do not anticipate any change in their relationships.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

         The Company reported net income of $2,614,000 for the second quarter ended June 30, 1999, compared to net income of $1,905,000 in the 1998 period. The six month reported net income of $3,119,000, compared to net income of $2,249,000 in the prior-year period. Total revenue for the 1999 second quarter was $33,184,000, compared to $32,093,000 in the prior-year period. For the six months, revenue was $64,599,000, compared to $63,607,000 in the prior period.

         Following is an analysis of the results of operations by asset management and operating subsidiaries divisions and by the real estate, energy, textile products and hotels business segments.

     ASSET MANAGEMENT. The reportable segments of the Company's asset management division consist of real estate and energy.

     REAL ESTATE.

         Revenue. Fee income of $3,343,000 for the quarter ended June 30, 1999 increased by $1,950,000, or 140%, from $1,393,000 in the prior-year period. Fee income of $4,607,000 for the six months increased by $1,972,000, or 75%, from $2,635,000 for the similar period a year ago. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership and various third parties. The increase was due primarily to a $1,746,000 leasing commission earned in connection with the leasing of a five-story, 125,000 square feet commercial office building owned by HRP. One-half of the lease commission was paid in June 1999 and the remainder is payable at the date of occupancy, which is expected to be in the first or second quarter of 2000.

         The equity income from investments in HRP represents the Company's recognition of its pro rata share of the income reported by HRP and amortization of negative goodwill. For the 1999 second quarter, the Company reported income of $373,000 compared to $496,000 in the period a year ago. The comparative six month amounts were income of $762,000 in 1999 and $848,000 in 1998. The decreases resulted from lower operating income in the 1999 periods attributable to higher interest and administrative expenses. The 1998 equity income is exclusive of the Company's $482,000 pro-rata share of HRP's $1,876,000 loss on early extinguishment of debt, which is reported separately as part of the extraordinary item.

         Expenses. Administrative expenses of $654,000 increased by $194,000 in the 1999 second quarter from $460,000, and for the six month period, increased by $157,000 to $1,172,000 from $1,015,000 in the prior-year period. The increase was primarily attributable to the payments of commissions to third party brokers associated with fee income.

         Amortization expense of $168,000 for the second quarter and $336,000 for the six months in both the 1999 and 1998 periods relate to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

         Interest expense for the 1999 six months decreased to -0- from $58,000 in the prior-year period. The amount relates to the $500,000 promissory note, which had reached maturity.

     ENERGY.

         Revenue. Prior to the energy consolidation of HEP, HCRC and the energy interests of the Company into the newly formed HEC, which was consummated on June 8, 1999, the Company's energy investment consisted of two wholly owned energy related subsidiaries and certain energy assets owned directly by the Company. The general partner interest in HEP, owned by one of the Company's subsidiaries, entitled the general partner to interests in HEP's properties ranging from 2% to 25%. The Company also owned an approximate 6.5% interest in HEP limited partner units. The Company and its energy subsidiaries formerly accounted for their ownership

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     of HEP using the proportionate consolidation method of accounting, whereby they record their proportionate share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

         Pursuant to the terms of the consolidation, the Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in HEC, in exchange for the contribution of its energy interests. As of the consummation date, the Company no longer fully consolidates its energy business. The investment in HEC is being accounted for under the equity method because the Company is able to exercise significant influence over HEC's operational and financial policies. Accordingly, the revenue and expense items of the energy segment reflect proportionally consolidated amounts through June 8, 1999 only. Thereafter, the Company records its pro-rata share of HEC's net income (loss) available to common stockholders as a single item - Equity income (loss) from investments in HEC.

         Gas revenue for the 1999 second quarter decreased $199,000 to $783,000 from $982,000. For the six months, gas revenue decreased $168,000 to $1,677,000 from $1,845,000. The decrease in gas revenue for the six months was primarily due to a decrease in production to 855,000 mcf from 879,000 mcf, and a decrease in the average gas price to $1.96 per mcf from $2.10 per mcf. The decrease in gas production is due to the shorter 1999 period (activity through June 8 only), partially offset by an increase from HEC's acquisition of a volumetric production payment during May 1998. Oil revenue for the 1999 second quarter decreased by $32,000 to $285,000 from $317,000. For the six months oil revenue decreased by $140,000 to $603,000 from $743,000. The decrease for the six months was due to a decrease in the average price per barrel to $13.11 from $13.27, and a decrease in production to 46,000 barrels from 56,000 barrels due to normal production declines and the shorter 1999.

         Other income consists primarily of acquisition fee and interest income, as well as a share of HEC's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliate and miscellaneous income or expense. The increase in other income to $140,000 for the 1999 second quarter from $24,000 in the 1998 period and to $235,000 for the 1999 six month period from $74,000 in 1998 are primarily due to an increase of incentive payment income from HEP's acquisition of a volumetric production payment during May 1998 and an increase in HEC's equity in income of affiliate.

         The equity loss from investments in HEC of $1,000 in the 1999 second quarter represents the Company's recognition of its pro rata share (18% ownership interest) of HEC's loss available to common stockholders for the period June 9 through June 30, 1999.

         Expenses. Operating expenses decreased by $132,000 to $269,000 for the 1999 second quarter from $401,000 in the prior-year quarter and decreased by $4,000 to $796,000 for the six months from $800,000 in 1998 as a result of the shorter 1999 period described above.

         Depreciation, depletion and amortization increased by $29,000 to $338,000 for the 1999 second quarter compared to $309,000 in the 1998 quarter and increased by $163,000 to $849,000 from $686,000 for the six months. The increases are attributable to a higher depletion rate and higher capitalized costs during 1999.

         Administrative expenses decreased by $19,000 for the 1999 second quarter to $202,000 from $221,000 in the 1998 quarter and increased by $91,000 for the 1999 six month period to $537,000 from $446,000 due to changes in allocated internal overhead expense.

         Interest expense decreased by $33,000 to $96,000 for the 1999 second quarter compared to $129,000 in 1998 and decreased by $58,000 to $217,000 for the 1999 six month period from $275,000, primarily due to a decline in the principal balance of the energy term loan.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OPERATING SUBSIDIARIES. The reportable segments of the Company's operating subsidiaries division consist of textile products and hotels.

     TEXTILE PRODUCTS.

         Revenue. Sales of $22,411,000 increased $114,000, or less than 1%, in the 1999 second quarter, compared to $22,297,000 in the 1998 quarter. The comparative six month sales decreased $1,343,000, or 3%, to $44,269,000 from $45,612,000 in 1998. Demand for Brookwood's textile products in the distribution divisions decreased in 1999, compared to the 1998 periods due to lower priced Asian imports and U.S. customers moving production out of the country, while in the second quarter, sales increased at the Kenyon dying and finishing plant.

         Expenses. Cost of sales of $19,015,000 decreased $269,000, or 1%, in the 1999 second quarter, from $19,284,000 in the 1998 quarter. The comparative six month cost of sales decreased $1,419,000, or 4%, to $38,023,000 from $39,442,000 in the 1998 period. The decrease in cost of sales was principally the result of the decreased sales. The higher gross profit margin for the 1999 second quarter (15.2% versus 13.5%) and the six month periods (14.1% versus 13.5%) resulted from higher gross profit margins at the Kenyon plant, due to higher volumes and increased operating efficiencies.

          Administrative and selling expenses of $2,389,000 increased by $120,000 in the 1999 second quarter from $2,269,000 for the comparable 1998 period and increased $156,000 for the six month period to $4,688,000 from $4,532,000 for the comparable 1998 period. The increases were attributable to higher consulting and other professional fees.

         Interest expense of $243,000 decreased by $36,000 for the 1999 second quarter from $279,000 in 1998 and decreased by $83,000 for the six months to $465,000 from $548,000 due to lower average borrowings and lower interest rates.

     HOTELS.

         Revenue. Sales of $5,741,000 in the 1999 second quarter increased by $393,000, or 7%, from the year-ago amount of $5,348,000. The 1999 six-month hotel sales of $12,196,000 increased by $1,850,000, or 18%, compared to $10,346,000 for the 1998 period. The increases for the second quarter and six month periods are primarily due to management fee revenues from the July 1998 acquisition of owners rental contracts and related real estate at the Enclave Suites, a resort condominium hotel in Orlando, Florida and increased revenues at the Longboat Key, Florida Holiday Inn and Suites, partially offset by declines at the Company's three GuestHouse Suite hotels attributable to an ongoing $3.0 million renovation expected to be completed in the second half of 1999. The Holiday Inn revenues increased by $1,039,000 for the six months, as a result of increased occupancy and average daily rate following the completion of an extensive renovation project in April 1998 and improved weather conditions. For the hotel segment, average daily rate increased 1.6% and average occupancy level decreased 6.7% in the 1999 six months compared to the prior-year period.

         Expenses. Operating expenses of $4,743,000 for the 1999 second quarter were up $188,000, or 4%, from $4,555,000 in 1998. The 1999 six month hotel operating expenses increased by $800,000, or 9%, to $9,780,000, compared to $8,980,000 for the 1998 period. The increases are primarily attributable to operating expenses for the Enclave Suites and Holiday Inn, partially offset by reduced rent for the Oklahoma City, Oklahoma Embassy Suites hotel, which was a leasehold prior to the fee interest being acquired by the Company in September 1998.

         Depreciation and amortization expense increased by $20,000 to $689,000 for the 1999 second quarter from $669,000 in the prior-year period. Depreciation and amortization for the six month periods were $1,413,000 and $1,338,000, respectively. The increases are primarily due to the acquisition of the owner's rental contracts and related real estate at the Enclave Suites and the fee interest in the Embassy Suites.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest expense increased by $378,000 to $627,000 for the 1999 second quarter from $249,000 in 1998 and increased by $737,000 to $1,238,000 for the six month period from $501,000, principally due to the September 1998 term loans to acquire the Embassy Suites fee interest.

     OTHER.

         Revenue. Fee income in the 1999 second quarter of $104,000 and $241,000 for the six months compares to the 1998 amounts of $138,000 and $275,000, respectively. The decreases are due to the termination of a consulting contract with the Company's energy affiliate following the completion of the energy consolidation on June 8, 1999.

         Interest on short-term investments and other income decreased by $68,000 to $5,000 for the 1999 second quarter from $73,000 in 1998 and for the six month interest expense decreased by $194,000 to $10,000 from $204,000. The decrease was attributable to lower interest income earned on the Company's short-term investments and lower rental income from the subleasing of executive office space formerly occupied by an affiliated entity, which master lease expired in May 1998.

         In May 1998, the Company favorably settled a 1996 litigation claim involving its former merchant banking activities for $1,025,000 in cash, which was reported as income in the 1998 second quarter.

         Expenses. Administrative expenses of $721,000 for the 1999 second quarter decreased by $74,000 from the prior-year amount of $795,000. For the six months the decrease was $116,000 to $1,244,000 from $1,360,000. The declines are primarily attributable to the inclusion in the 1998 periods of compensation expense recorded upon the acquisition of certain unexercised stock options and costs of the debenture exchange offer.

         Interest expense of $300,000 for the 1999 second quarter increased by $80,000 from the prior year amount of $220,000 and increased by $136,000 for the six months to $595,000 from $459,000 due to the increased average interest rate following the August 1998 debenture exchange offer.

         Income taxes. Income taxes were $116,000 for the 1999 second quarter compared to $112,000 in the 1998 quarter. The respective quarters included $96,000 and $92,000 for state taxes. Income taxes were $127,000 for the 1999 six month period, compared to $207,000 in 1998. For the six months, the respective state tax expense was $102,000 and $177,000. State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of June 30, 1999, the Company had approximately $99,000,000 of net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liabilities. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $18,670,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Extraordinary loss from early extinguishment of debt. The Company recognized an extraordinary loss from early debt extinguishment of $68,000 in the 1998 second quarter due to the Company's pro-rata share of HRP's $265,000 loss on early extinguishment of debt. For the six months the loss was $375,000, which was comprised of the Company's $482,000 pro-rata share of HRP's $1,876,000 six month loss on early extinguishment of debt, offset by a $107,000 gain from the January 1998 purchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents at June 30, 1999 totaled $1,614,000.

     The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged a total of 119,304 HRP limited partnership units as collateral for a term loan and certain hotel lease obligations, and has the ability to pledge all of its remaining units to secure additional financing.

     All of the Company's energy activities are conducted through HEC, following the consummation of the energy consolidation on June 8, 1999. The Company has pledged its investments in HEC, consisting of 1,800,000 common shares and 43,816 preferred shares, as collateral for the energy term loan. HEC has no current plans to pay cash dividends on its common stock. The preferred stock is entitled to an annual cumulative dividend of $1.00 per share.

     Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At June 30, 1999, Brookwood had $1,926,000 of unused borrowing capacity on its line of credit. In the year ended December 31, 1998, the Company received a $784,000 cash dividend and $394,000 under its tax sharing agreement. A cash dividend for 1999, if any, is contingent upon Brookwood's compliance with the covenants contained in its loan agreement. At December 31, 1998, Brookwood was not in compliance with covenant contained in the Credit Agreement, which requires a minimum consolidated capital expenditure of $1,313,000 in a calendar year. On March 26, 1999, Brookwood entered into an Amendment No. 5 and Waiver to Credit Agreement, whereby the Bank waived the minimum consolidated capital expenditure requirement for the calendar year ended December 31, 1998 only, and amended that section of the Credit Agreement relating to the minimum ratio of EBIDTA to consolidated fixed charges by inserting "except for the four consecutive quarters ending March 31, 1999, and for said period only." Brookwood's revolving credit facility matures in January 2000 and management believes the facility can be renewed or replaced at that time.

     Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital. Sales of hotels are also a source of liquidity; however, a sale may be impacted by the ability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a renovation of the Holiday Inn and Suites hotel in April 1998, partly financed by the owner in the form of higher lease payments. In April 1999 the Company converted its three Residence Inn hotels to GuestHouse Suites Plus franchises. Renovations to meet the new franchiser's standards, totaling approximately $3,000,000, are expected to be funded from the Company's capital reserves and lease facilities. As of July 15, 1999, the Huntsville property was 50% completed; the Tulsa property 25% completed; and the Greenville property 20% completed. The renovation of these properties is expected to be substantially complete by September 15, October 15 and December 15, 1999, respectively.

     Management believes that it will have sufficient funds for operations to satisfy its current obligations, and is currently exploring alternatives to refinance the 7% Debentures which mature in July 2000.

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

     The Company developed a program to review and modify, where necessary, its computers and computer programming (information technology ("IT") systems) to process transactions and/or operate in the Year 2000 and beyond. Additionally, the Company is in the process of identifying and assessing its non-information technology systems ("Non-IT" systems), which are generally more difficult to assess because they often contain embedded

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


technology that may be subject to year 2000 problems. The Company has identified three of its primary systems which are vulnerable to the year 2000 issue: (1) General Ledger/Accounts Payable. These systems were modified by the vendor at no cost to the Company during 1998 and are now year 2000 compliant; (2) Shareholder and Debentureholder Services. Such services are processed through outside transfer agent providers, who have indicated that their most critical systems have already been tested, although additional systems will be tested during 1999. These systems will be modified by the vendors at no cost to the Company;
(3) Payroll. Such services are processed through an outside payroll vendor. The Company has purchased updated year 2000 compliant software from the vendor and it was installed in 1998 at minimal cost to the Company.

     Additionally, the Company is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on the Company's business and operations. The Company anticipates completing its survey of service providers and vendors by the 1999 third quarter.

     As a diversified holding company operating in four industry segments, the Company relies heavily on the accounting and reporting information provided by its subsidiaries and affiliated companies. All have established Year 2000 programs to ensure compliance, and the Company continues to monitor their status to determine that all necessary modifications are completed and tested.

     Provided below is a summary of the Year 2000 programs of subsidiaries and affiliated companies:

     Real Estate. HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems, which are vulnerable to the Year 2000 issue, are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems - These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant. (2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1(s) for tax reporting purposes in an environment that is not Year 2000 compliant. HRP has selected a tested and compliant system which will be installed in the fourth quarter of 1999 at minimal cost. (4) Payroll - Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

     In July 1999, HRP completed a survey of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey included the identification of certain on-site, non-information technology systems that could be vulnerable to the Year 2000 issue. These non-information technology systems included, but were not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches.

     HRP has utilized and will continue to utilize, as necessary, external and internal resources to reprogram, replace and test its systems for Year 2000 modifications. HRP anticipates completing the remaining Year 2000 upgrades and replacements by October 31, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000.

     Although HRP believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which HRP's systems may rely, will be converted timely, or converted in a manner that is compatible with HRP's systems, or that any such failures by such other companies would not have a material adverse effect or risk to HRP. HRP plans to devote all resources that would be required to resolve any such issues in a timely manner. In the event of a complete failure of our information technology systems, HRP would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include increased time delays associated with posting of information, and increased personnel to manually process the information. HRP does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

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

     Energy. HEC's Year 2000 Plan has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately eighteen months ago, HEC began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified HEC's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation are scheduled to be completed by August 31, 1999, and the contingency plans phase is scheduled to be completed by September 30, 1999.

     However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. HEC's assessment of the readiness of third parties, whose IT systems might have an impact on HEC's business, has thus far not indicated any material problems; responses have been received to approximately 70% of the inquiries made.

     With regard to HEC's Non-IT systems, HEC believes that most of these systems can be brought into compliance on schedule. HEC's assessment of third party readiness is not yet completed. Because Non-IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its plan, HEC is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

     Although it is difficult to estimate the total costs of implementing the plan through January 1, 2000 and beyond, HEC's preliminary estimate is that such costs will not be material. To date, HEC has determined that its IT systems are either compliant or can be made compliant for less than $100,000. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the plan will not differ materially from the estimated costs.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to HEC's IT and Non-IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect HEC's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, HEC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the HEC results of operations, cash flow or financial condition. Although HEC is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk in its third party relations is in connection with the transporting and marketing of the oil and gas produced by HEC. HEC is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although in general the purchases and pipelines will not guaranty their state of readiness, the responses received to date have indicated no material problems. HEC believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months. HEC's Year 2000 plan is expected to significantly reduce HEC's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by HEC's development of contingency plans, if necessary.

     Textile Products. The Company's Brookwood subsidiary has identified three primary systems which are subject to the Year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable/Inventory. Brookwood has purchased a Year 2000 compliant computer for its converting business which has been installed and tested. All operating programs will be modified and fully operational by the 1999 third quarter. (2) Payroll. The processing plant's time-clock payroll system was not Year 2000 compliant, although updated software was installed and tested in April 1999 and is now compliant. (3) Factory Production. To date Brookwood has determined that substantially

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


all of its machinery and equipment is not date-sensitive. Further testing is ongoing, although no Year 2000 problems are anticipated.

     Additionally, Brookwood is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on Brookwood's business and operations. This survey includes the identification of certain non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified, Brookwood will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to factory production equipment. Brookwood anticipates finalizing its survey of service providers and vendors during the third quarter of 1999. To date, Brookwood has determined that substantially all of its machinery and equipment relating to factory production is not date sensitive. Further testing is on-going, although no Year 2000 problems are anticipated.

     Although Brookwood believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which Brookwood's systems may rely, will be converted timely, or converted in a manner that is compatible with Brookwood's systems, or that any such failures by such other companies would not have a material adverse effect or risk to Brookwood. Brookwood plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered. In the event of a complete failure of information technology systems, Brookwood would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include increased time delays associated with posting of information , and increased personnel to manually process the information. Brookwood does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

     Hotels. The Company's hotel segment has identified four primary systems.
(1) General Ledger/Accounts Payable. The day-to-day accounting functions at the hotel properties are out-sourced to a third party vendor. The vendor has purchased updated software for its existing system that is Year 2000 compliant. The software update will be installed and tested in the 1999 third quarter at no cost to the Company. (2) Reservations. The Company is currently working with the various franchisers to ensure Year 2000 compliance and proper interfacing of all computer software, and is not aware of any compliance problems. (3) Payroll. The day-to-day payroll functions at the hotel properties are out-sourced to a third party vendor. The vendor has purchased updated software for its existing system that is Year 2000 compliant. The software update will be installed and tested in the 1999 third quarter at no cost to the Company. The Company is currently working with the various franchisers to ensure Year 2000 compliance and proper interfacing of all computer software, and is not aware of any compliance problems. second quarter at no cost to the Company. (4) Facilities. Physical inspections at the hotels are ongoing to determine that any date sensitive equipment is Year 2000 compliant. Other than the telephone systems, substantially all equipment is already Year 2000 compliant and it is anticipated that all physical systems, including telephone systems, will be Year 2000 compliant by the 1999 third quarter at an anticipated cost of less than $100,000.

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


through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include increased time delays associated with posting of information, and increased personnel to manually process the information. The Company does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

     General. The Company will utilize both internal and external resources to achieve Year 2000 compliance. The Company estimates that its identification and assessment activities are approximately 90% complete. And that its remediation is approximately 75% complete. The Company expects all of its internal efforts will be completed by the third quarter of 1999. However, there can be no guarantee that the Company will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems on a timely basis. The Company anticipates completing the Year 2000 project by September 30, 1999.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company does not directly have any derivative financial instruments in place as of June 30, 1999, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in HEC has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, HEC's deliverable volumes. HEC attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

     As of June 30, 1999, HRP had a single "pay fixed/receive variable" interest rate swap agreement with highly rated counterparties in which the interest payments are calculated on a notional amount. Management does not consider the portion attributable to the Company to be significant on this derivative instrument.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of June 30, 1999, the Company's total outstanding loans and debentures payable of $65,117,000 were comprised of $49,931,000 of fixed rate debt and $15,186,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $1,302,000, assuming that outstanding debt remained at current levels.

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

     2   Changes in Securities                                                       None

     3   Defaults upon Senior Securities                                             None

     4   Submission of Matters to a Vote of Security Holders                         None

     5   Other Information                                                           None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (i) 27  -  Financial Data Schedule                                     Page 33

         (b)  Reports on Form 8-K                                                    None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE HALLWOOD GROUP INCORPORATED



Dated: August 13, 1999            By:        /s/ Melvin J. Melle
                                      ------------------------------------
                                         Melvin J. Melle, Vice President
                                          (Duly Authorized Officer and
                                             Principal Financial and
                                               Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         DESCRIPTION
    -------                        -----------

     27                      Financial Data Schedule