Form 10-Q
period 1999-09-30
HALLWOOD GROUP INC
filed 1999-11-15
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                    Form 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD from                TO
                                      --------------    ----------------


FOR THE PERIOD ENDED SEPTEMBER 30, 1999           COMMISSION FILE NUMBER: 1-8303


                           ---------------------------

                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                           ---------------------------


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

       1,882,483 shares of Common Stock, $.10 par value per share, were outstanding at November 5, 1999.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


     ITEM NO.                            PART I - FINANCIAL INFORMATION                                 PAGE
     --------                            ------------------------------                                 ----
         1          Financial Statements (Unaudited):

                        Consolidated Balance Sheets as of September 30, 1999
                            and December 31, 1998..................................................        3-4

                        Consolidated Statements of Income for the
                            Nine Months Ended September 30, 1999 and 1998..........................        5-6

                        Consolidated Statements of Income for the
                            Three Months Ended September 30, 1999 and 1998.........................        7-8

                        Consolidated Statements of Cash Flows for the
                            Nine Months Ended September 30, 1999 and 1998..........................          9

                        Notes to Consolidated Financial Statements.................................      10-18

         2          Managements's Discussion and Analysis of
                        Financial Condition and Results of Operations..............................      19-28

         3          Quantitative and Qualitative Disclosures about Market Risk.....................         29



                                            PART II - OTHER INFORMATION
                                            ---------------------------
     1 thru 6       Exhibits, Reports on Form 8-K and Signature Page...............................      30-33

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             1999            1998
                                                         ------------    -----------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ........................        $ 10,260        $  9,771
       Receivables and other assets ..............           1,685             687
                                                          --------        --------
                                                            11,945          10,458

    ENERGY
       Investments in HEC ........................           5,878              --
       Oil and gas properties, net ...............              --          11,479
       Current assets of HEP .....................              --           2,895
       Noncurrent assets of HEP ..................              --           1,219
       Receivables and other assets ..............              --             482
                                                          --------        --------
                                                             5,878          16,075
                                                          --------        --------
          Total asset management assets ..........          17,823          26,533

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories ...............................          17,708          16,708
       Receivables ...............................          13,409          11,713
       Property, plant and equipment, net ........           9,030           8,738
       Other .....................................             794             889
                                                          --------        --------
                                                            40,941          38,048
    HOTELS
       Properties, net ...........................          30,740          31,810
       Receivables and other assets ..............           3,826           3,845
                                                          --------        --------
                                                            34,566          35,655
                                                          --------        --------
          Total operating subsidiaries assets ....          75,507          73,703

OTHER
       Deferred tax asset, net ...................           6,348           6,348
       Other .....................................           1,167           1,191
       Restricted cash ...........................           1,018             708
       Cash and cash equivalents .................             454             769
                                                          --------        --------

          Total other assets .....................           8,987           9,016
                                                          --------        --------

          TOTAL ..................................        $102,317        $109,252
                                                          ========        ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          1999              1998
                                                                                      ------------       -----------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ...................................        $     742         $     775
       Loan payable ............................................................              500               500
                                                                                        ---------         ---------
                                                                                            1,242             1,275
    ENERGY
       Loan payable ............................................................            1,067             2,267
       Accounts payable and accrued expenses ...................................              395             1,144
       Long-term obligations of HEP ............................................               --             5,306
       Current liabilities of HEP ..............................................               --             3,949
                                                                                        ---------         ---------
                                                                                            1,462            12,666
                                                                                        ---------         ---------
          Total asset management liabilities ...................................            2,704            13,941

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loan payable ............................................................           11,400             9,900
       Accounts payable and accrued expenses ...................................            7,861             7,646
                                                                                        ---------         ---------
                                                                                           19,261            17,546
    HOTELS
       Loans payable ...........................................................           29,975            30,354
       Accounts payable and accrued expenses ...................................            3,125             2,120
                                                                                        ---------         ---------
                                                                                           33,100            32,474
                                                                                        ---------         ---------
          Total operating subsidiaries liabilities .............................           52,361            50,020

OTHER
       7% Collateralized Senior Subordinated Debentures ........................           14,429            14,727
       10% Collateralized Subordinated Debentures ..............................            6,779             6,808
       Interest and other accrued expenses .....................................              906             1,818
                                                                                        ---------         ---------
          Total other liabilities ..............................................           22,114            23,353
                                                                                        ---------         ---------
          TOTAL LIABILITIES ....................................................           77,179            87,314

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding;
           stated at redemption value ..........................................            1,000             1,000

STOCKHOLDERS' EQUITY (NOTE 9)
       Preferred stock, 250,000 shares issued and outstanding as Series B ......               --                --
       Common stock, issued 2,396,163 shares at both dates;
          outstanding 1,882,483 shares at both dates ...........................              240               160
       Additional paid-in capital ..............................................           54,743            54,823
       Accumulated deficit .....................................................          (21,476)          (24,676)
       Treasury stock, 513,680 shares at both dates; at cost ...................           (9,369)           (9,369)
                                                                                        ---------         ---------

          TOTAL STOCKHOLDERS' EQUITY ...........................................           24,138            20,938
                                                                                        ---------         ---------

          TOTAL ................................................................        $ 102,317         $ 109,252
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ----------------------
                                                                 1999           1998
                                                               -------        -------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ...........................................        $ 6,751        $ 4,107
       Equity income from investments in HRP ..........          1,001          1,364
                                                               -------        -------
                                                                 7,752          5,471

       Administrative expenses ........................          1,724          1,442
       Depreciation and amortization ..................            504            504
       Interest .......................................             --             58
                                                               -------        -------
                                                                 2,228          2,004
                                                               -------        -------
          Income from real estate operations ..........          5,524          3,467

    ENERGY
       Gas revenues ...................................          1,677          2,830
       Oil revenues ...................................            603          1,081
       Other income ...................................            235             56
       Equity income from investments in HEC ..........            190             --
                                                               -------        -------
                                                                 2,705          3,967

       Depreciation, depletion and amortization .......            849          1,206
       Operating expenses .............................            796          1,133
       Administrative expenses ........................            537            679
       Interest .......................................            249            411
                                                               -------        -------
                                                                 2,431          3,429
                                                               -------        -------
          Income from energy operations ...............            274            538
                                                               -------        -------

          Income from asset management operations .....          5,798          4,005

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ..........................................         63,172         63,420

       Cost of sales ..................................         54,028         54,847
       Administrative and selling expenses ............          6,987          6,684
       Interest .......................................            690            741
                                                               -------        -------
                                                                61,705         62,272
                                                               -------        -------
          Income from textile products operations .....          1,467          1,148


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -------------------------
                                                                           1999             1998
                                                                         --------         --------
OPERATING SUBSIDIARIES (CONTINUED)
    HOTELS
       Sales ....................................................        $ 17,295         $ 16,013

       Operating expenses .......................................          14,745           14,004
       Depreciation and amortization ............................           2,105            2,051
       Interest .................................................           1,869              847
                                                                         --------         --------
                                                                           18,719           16,902
                                                                         --------         --------
          Loss from hotel operations ............................          (1,424)            (889)
                                                                         --------         --------

          Income from operating subsidiaries ....................              43              259

    OTHER
       Fee income ...............................................             241              412
       Interest on short-term investments and other income ......              94              142
       Litigation settlement ....................................              --            1,025
                                                                         --------         --------
                                                                              335            1,579

       Administrative expenses ..................................           1,813            1,982
       Interest .................................................             893              706
                                                                         --------         --------
                                                                            2,706            2,688
                                                                         --------         --------

          Other loss, net .......................................          (2,371)          (1,109)
                                                                         --------         --------

       Income before income taxes and extraordinary loss ........           3,470            3,155
       Income taxes .............................................             220              340
                                                                         --------         --------

       Income before extraordinary loss .........................           3,250            2,815
       Extraordinary loss .......................................              --             (375)
                                                                         --------         --------

NET INCOME ......................................................        $  3,250         $  2,440
                                                                         ========         ========


PER COMMON SHARE (NOTE 9)
    BASIC
       Income before extraordinary loss .........................        $   1.70         $   1.47
       Extraordinary loss .......................................              --            (0.20)
                                                                         --------         --------
          Net income ............................................        $   1.70         $   1.27
                                                                         ========         ========

    ASSUMING DILUTION
       Income before extraordinary loss .........................        $   1.67         $   1.41
       Extraordinary loss .......................................              --            (0.19)
                                                                         --------         --------
          Net income ............................................        $   1.67         $   1.22
                                                                         ========         ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------
ASSET MANAGEMENT
    REAL ESTATE
       Fees ...........................................        $  2,144        $  1,390
       Equity income from investments in HRP ..........             239             516
                                                               --------        --------
                                                                  2,383           1,906

       Administrative expenses ........................             552             427
       Depreciation and amortization ..................             168             168
                                                               --------        --------
                                                                    720             595
                                                               --------        --------
          Income from real estate operations ..........           1,663           1,311

    ENERGY
       Equity income from investments in HEC ..........             191              --
       Gas revenues ...................................              --             985
       Oil revenues ...................................              --             338
       Other ..........................................              --             (18)
                                                               --------        --------
                                                                    191           1,305

       Depreciation, depletion and amortization .......              --             520
       Operating expenses .............................              --             333
       Administrative expenses ........................              --             233
       Interest .......................................              32             136
                                                               --------        --------
                                                                     32           1,222
                                                               --------        --------
          Income from energy operations ...............             159              83
                                                               --------        --------

          Income from asset management operations .....           1,822           1,394

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ..........................................          18,903          17,808

       Cost of sales ..................................          16,005          15,405
       Administrative and selling expenses ............           2,299           2,152
       Interest .......................................             225             193
                                                               --------        --------
                                                                 18,529          17,750
                                                               --------        --------
          Income from textile products operations .....             374              58


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         -----------------------
                                                                           1999            1998
                                                                         -------         -------
    OPERATING SUBSIDIARIES (CONTINUED)

    HOTELS
       Sales ....................................................        $ 5,099         $ 5,667

       Operating expenses .......................................          4,965           5,024
       Depreciation and amortization ............................            692             713
       Interest .................................................            631             346
                                                                         -------         -------
                                                                           6,288           6,083
                                                                         -------         -------
          Loss from hotel operations ............................         (1,189)           (416)
                                                                         -------         -------

          Loss from operating subsidiaries ......................           (815)           (358)

    OTHER
       Interest on short-term investments and other income ......             84              20
       Fee income ...............................................             --             137
                                                                         -------         -------
                                                                              84             157

       Administrative expenses ..................................            569             622
       Interest .................................................            298             247
                                                                         -------         -------
                                                                             867             869
                                                                         -------         -------

          Other loss, net .......................................           (783)           (712)
                                                                         -------         -------

       Income before income taxes ...............................            224             324
       Income taxes .............................................             93             133
                                                                         -------         -------

NET INCOME ......................................................        $   131         $   191
                                                                         =======         =======


PER COMMON SHARE (NOTE 9)
    BASIC .......................................................        $  0.07         $  0.10
                                                                         =======         =======

    ASSUMING DILUTION ...........................................        $  0.07         $  0.10
                                                                         =======         =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              -------------------------
                                                                                1999             1998
                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .......................................................        $  3,250         $  2,440
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ......................           4,362            4,817
       Equity in net income of HRP ...................................          (1,001)          (1,364)
       Distributions from HEP ........................................             545            1,552
       Undistributed income from HEP .................................            (484)          (1,968)
       Amortization of deferred gain from debenture exchanges ........            (327)            (397)
       Equity in net income of HEC ...................................            (190)              --
       Preferred dividend from HEC ...................................              11               --
       Extraordinary loss from extinguishment of debt ................              --              375
       Net change in textile products assets and liabilities .........          (2,443)           3,264
       Net change in other assets and liabilities ....................          (1,095)            (554)
       Net change in energy assets and liabilities ...................            (481)              75
                                                                              --------         --------

          Net cash provided by operating activities ..................           2,147            8,240

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment ...........          (1,139)            (569)
    Capital expenditures for hotels ..................................            (826)          (1,295)
    Net change in restricted cash for investing activities ...........            (310)            (270)
    Investment in HEP by general partner .............................             (50)            (171)
    Investments in energy property and equipment .....................              (8)            (149)
    Purchase of hotel properties and related assets ..................              --          (20,378)
                                                                              --------         --------
       Net cash used in investing activities .........................          (2,333)         (22,832)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of bank borrowings and loans payable ...................          (1,579)          (4,912)
    Proceeds from bank borrowings and loans payable ..................           1,500           18,550
    Payment of preferred stock dividends .............................             (50)             (50)
    Repurchase of 7% Debentures ......................................              --           (2,146)
    Purchase of common stock for treasury ............................              --             (250)
                                                                              --------         --------

          Net cash provided by  (used in) financing activities .......            (129)          11,192
                                                                              --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................            (315)          (3,400)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................             769            4,737
                                                                              --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................        $    454         $  1,337
                                                                              ========         ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

          Interim Consolidated Financial Statements. The accompanying unaudited consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1998.

          Comprehensive Income. The Company had no items of other comprehensive income in the periods presented.

          Reclassifications. Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period. The reclassifications had no effect on previously reported net income.

          New Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998. The original effective date for periods beginning after June 15, 1999 has been extended one year to June 15, 2000, accordingly the Company will be required to adopt SFAS No. 133 on January 1, 2001. The Company is currently not planning on early adoption, and has not had an opportunity to evaluate the impact of the provisions on its consolidated financial statements relating to future adoption.

2. INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS):

                                          AS OF SEPTEMBER 30, 1999                AMOUNT AT                INCOME FROM INVESTMENTS
                                          -------------------------            WHICH CARRIED AT           FOR THE NINE MONTHS ENDED
                                                           COST OR       ---------------------------            SEPTEMBER 30,
                                          NUMBER OF        ASCRIBED      SEPTEMBER 30,   DECEMBER 31,     -------------------------
DESCRIPTION OF INVESTMENT                   UNITS            VALUE           1999           1998            1999             1998
-------------------------                 ---------        --------      ------------    -----------      --------        ---------
HALLWOOD REALTY PARTNERS, L.P.
- General partner interest ........              --        $  8,650        $  3,408        $  3,877       $     43        $      35
- Limited partner interest ........         413,040           5,377           6,852           5,894            958            1,329
                                                           --------        --------        --------       --------        ---------

   Totals .........................                        $ 14,027        $ 10,260        $  9,771       $  1,001        $   1,364
                                                           ========        ========        ========       ========        =========

          At September 30, 1999, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 25% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of net income, the Company also records its pro rata share of any partner capital transactions reported by HRP. The carrying value of the Company's investments includes such non-cash adjustments for its pro-rata share of HRP's capital transactions, with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments, from the original date of investment through September 30, 1999, resulted in a $49,000 decrease in the carrying value.

          The carrying value of the Company's general partner interest includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to those management rights. For the nine months ended September 30, 1999 and 1998 such amortization was $504,000 in each period.

          The Company has pledged 89,269 HRP limited partner units to secure the $500,000 promissory note and 30,035 HRP limited partner units to secure hotel operating leases. A negative pledge over all of the Company's limited partner units was canceled in June 1999 concurrent with an amendment to the Company's energy term loan.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

          The quoted market price and the Company's carrying value per limited partner unit (Quotron symbol HRY) at September 30, 1999 were $53.50 and $16.59, respectively. The general partner interest is not publicly traded.


3. INVESTMENTS IN ENERGY AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS):

                                          AS OF SEPTEMBER 30, 1999                AMOUNT AT                INCOME FROM INVESTMENTS
                                          -------------------------            WHICH CARRIED AT           FOR THE NINE MONTHS ENDED
                                                           COST OR       ---------------------------            SEPTEMBER 30,
                                          NUMBER OF        ASCRIBED      SEPTEMBER 30,   DECEMBER 31,     -------------------------
DESCRIPTION OF INVESTMENT                   UNITS            VALUE           1999           1998            1999             1998
-------------------------                 ---------        --------      ------------    -----------      --------        ---------
HALLWOOD ENERGY CORPORATION
- Common stock ....................         1,800,000      $  5,299       $    5,477              --      $    179               --
- Preferred stock .................            43,816           401              401              --            11               --
                                                           --------       ----------      ----------      --------        ---------

   Totals .........................                        $  5,700       $    5,878              --      $    190               --
                                                           ========       ==========      ==========      ========        =========

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

        The consolidation created an exploration and production company with estimated reserves of approximately 213 billion cubic feet of natural gas equivalent. At September 30, 1999, HEC had total assets of approximately $204 million and total liabilities of approximately $128 million. Because of the larger size of HEC, management anticipates that the new company will have the ability to take advantage of opportunities that are unavailable to smaller entities and will have a better ability to raise capital. The principal objectives of HEC are to explore for, develop, acquire and produce oil and gas properties.

        As of the June 8, 1999 consummation date, the Company no longer proportionally consolidates its energy business. The investment in HEC is accounted for under the equity method as the Company is deemed to exercise significant influence over HEC's operational and financial policies. The assets and liabilities of the Company's energy business were combined at the consummation date to establish the initial investment in HEC of $5,700,000, as follows (in thousands):

               DESCRIPTION                            AMOUNT
               -----------                            ------
Oil and gas properties ......................        $ 10,809
Current assets of HEP .......................           3,267
Noncurrent assets of HEP ....................           1,194
Receivables and other assets ................              64
Long-term obligations of HEP ................          (6,872)
Current liabilities of HEP ..................          (2,160)
Accounts payable and accrued expenses .......            (602)
                                                     --------
                                                     $  5,700
                                                     ========

         In accordance with the equity method of accounting, the Company records its pro-rata share of HEC's net income (loss) available to common stockholders, its share of HEC's preferred dividends and its pro rata share of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

     any capital transactions. The Company's proportionate share of the underlying equity in net assets of HEC exceeded its investment by $4,391,000 on the consummation date, which is being amortized at a rate which approximates the depletion of HEC's reserves.

         The quoted market price and the Company's carrying value per common share (Quotron symbol HECO) at September 30, 1999 was $6.75 and $3.04, respectively, and per preferred share (Quotron symbol HECOP) was $8.31 and $9.15, respectively.

4.   LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1998.

         In connection with the Ravenswood, Noland and Cede & Company litigation matters over the November 1998 tender offer and merger of the former Hallwood Energy Corporation into the Company, management expects the court to enter a final order approving the settlement which will be payable by December 1999. In accordance with the terms of the energy consolidation, the Company's liability to pay the settlement amount is limited to $395,000, which had previously been recorded by the Company at the time of the tender offer.

5.   LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                          1999           1998
                                                                       ------------    ------------
Real Estate
  Promissory note, 8%, originally due March 1998 (see below) ....        $   500        $   500

Energy
  Term loan, libor + 3.5%, due May 2000 .........................          1,067          2,267

Textile Products
  Revolving credit facility, prime + .25%, due January 2000 .....         11,400          9,900

Hotels
  Term loan, 7.50% fixed, due October 2008 ......................         17,024         17,198
  Term loan, 7.86% fixed, due January 2008 ......................          6,599          6,667
  Term loan, 8.20% fixed, due November 2007 .....................          5,164          5,209
  Term loan, libor + 7.5%, due October 2005 .....................          1,188          1,280
                                                                         -------        -------
                                                                          29,975         30,354
                                                                         -------        -------

      Total .....................................................        $42,942        $43,021
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

     Energy

         Term loan. In November 1997, the Company's HEPGP Ltd. partnership ("HEPGP") amended, restated and increased its term loan to $4,000,000 from the First Union Bank of North Carolina. The term loan was collateralized by all of the Company's HEP limited partner units, its investment in HEPGP and Hallwood GP, Inc. and HEPGP's direct interests in certain oil and gas properties. Significant terms included: (i) maturity date of May 15, 2000;
     (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of libor plus 3.5% (8.88% at September 30, 1999); (iv) a limited negative pledge relating to substantially all of the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions or redemptions of partnership interests.

         In connection with the consolidation of the energy companies, the Company amended the term loan to provide for the assumption of the obligation by the Company. The outstanding principal balance, interest rate and repayment terms remained identical to the original note and credit agreement. The amendment further provided for (i) the release of all collateral previously pledged; (ii) the pledge of all 1,800,000 common shares and 43,816 preferred shares of HEC that were received at the completion of the energy consolidation; and (iii) a covenant which requires that the market value of the pledged HEC shares shall, at all times, be at least 300% of the loan's outstanding principal balance. The outstanding balance of the term loan at September 30, 1999 was $1,067,000.

     Textile Products

         Revolving credit facility. In January 1997, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount of up to $14,000,000 ($15,000,000 between April and June) with The Bank of New York (the "Credit Agreement"). Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Credit Agreement expires on January 7, 2000 and bears interest, at Brookwood's option, at one-quarter percent over prime (8.5% at September 30, 1999) or libor plus 2.25%. The facility was amended to increase the maximum amount to $17,500,000 for the periods April through December 1997, and May through August 1998, and permanently increase the maximum amount to $15,000,000 thereafter and to change certain financial covenants. Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility or the formula borrowing base, as defined in the agreement. The facility contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. Brookwood's revolving credit facility matures in January 2000 and management, which is currently conducting loan negotiations, believes the facility can be replaced at that time. The outstanding balance at September 30, 1999 was $11,400,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         The mortgage loan for $17,250,000 includes the following significant terms: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 1999 was $17,024,000.

         The mezzanine loan for $1,300,000 includes the following significant terms: (i) interest rate of libor plus 7.5% (12.44% at September 30, 1999);
     (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at September 30, 1999 was $1,188,000.

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the GuestHouse hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 1999 was $6,599,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 1999 was $5,164,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         Balance sheet amounts are detailed below (in thousands):

                                                   SEPTEMBER 30,  DECEMBER 31,
                  DESCRIPTION                          1999           1998
                  -----------                      ------------   -----------
7% Debentures (face amount) .................        $14,088        $14,088
Unamortized gain from exchange, net of
   accumulated amortization .................            341            639
                                                     -------        -------

      Totals ................................        $14,429        $14,727
                                                     =======        =======

10% Debentures (face amount) ................        $ 6,468        $ 6,468
Unamortized gain from exchange, net of
   accumulated amortization .................            311            340
                                                     -------        -------

      Totals ................................        $ 6,779        $ 6,808
                                                     =======        =======

7.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                     ------------------      -----------------
                                     1999          1998       1999        1998
                                     -----        -----      -----        ----
Federal
   Current ...................       $   3        $  10      $  28        $ 40
   Deferred ..................          --           --         --          --
                                     -----        -----      -----        ----
      Sub-total ..............           3           10         28          40

State ........................          90          123        192         300
                                     -----        -----      -----        ----

      Total ..................       $  93        $ 133      $ 220        $340
                                     =====        =====      =====        ====

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         The amount of the deferred tax asset (net of valuation allowance) was $6,348,000 at September 30, 1999. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies.

8.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -------------------------
                                 DESCRIPTION                                         1999             1998
                                 -----------                                       --------         --------
Supplemental schedule of non cash investing and financing activities:
    Conversion of energy investment to equity method from proportional consolidation method at consummation of energy consolidation
       Oil and gas properties .............................................        $ 10,809               --
       Current assets of HEP ..............................................           3,267               --
       Noncurrent assets of HEP ...........................................           1,194               --
       Receivables and other assets .......................................              64               --
       Long-term obligations of HEP .......................................          (6,872)              --
       Current liabilities of HEP .........................................          (2,160)              --
       Accounts payable and accrued expenses ..............................            (602)              --
                                                                                   --------         --------
                                                                                   $  5,700               --
                                                                                   ========         ========
    Exchange of 10% Debentures for 7% Debentures ..........................              --         $  6,821

Supplemental disclosures of cash payments:
    Interest paid .........................................................        $  3,926         $  3,038
    Income taxes paid .....................................................             838              446

9.   COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                          --------------------        --------------------
                          DESCRIPTION                      1999          1998          1999          1998
                          -----------                     ------        ------        ------        ------
NET INCOME
Net income, as reported ..........................        $  131        $  191        $3,250        $2,440
Less: Dividends on preferred stock ...............            --            --            50            50
                                                          ------        ------        ------        ------
Net income available to common stockholders ......        $  131        $  191        $3,200        $2,390
                                                          ======        ======        ======        ======

AVERAGE SHARES OUTSTANDING
Outstanding shares - basic .......................         1,883         1,883         1,883         1,883
Stock options ....................................            30            66            28            78
                                                          ------        ------        ------        ------
Outstanding shares - assuming dilution ...........         1,913         1,949         1,911         1,961
                                                          ======        ======        ======        ======

NET INCOME PER COMMON SHARE
Basic ............................................        $ 0.07        $ 0.10        $ 1.70        $ 1.27
Assuming dilution ................................        $ 0.07        $ 0.10        $ 1.67        $ 1.22

              On October 28, 1999, the Company announced that its board of directors authorized a three-for-two stock split, payable in the form of a stock dividend, of one share of common stock of the Company for each

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

         two issued shares of common stock. The stock dividend had a record date of October 28, 1999 and payable date of November 5, 1999. All references to the number of common shares and the presentation of earnings per common share have been retroactively adjusted for the three-for-two stock split.

10.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment position for the nine months ended September 30, 1999 and 1998, respectively (in thousands):

                                              REAL                     TEXTILE                                    CONSOL
                                             ESTATE       ENERGY       PRODUCTS        HOTELS       OTHER         -IDATED
                                            --------     --------      --------      ---------     --------       --------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Total revenue from external sources ....    $  7,752     $  2,705      $ 63,172      $  17,295     $    335       $ 91,259
                                            ========     ========      ========      =========     ========       ========

Operating income (loss) ................    $  5,524     $    274      $  1,467      $  (1,424)    $     --       $  5,841
                                            ========     ========      ========      =========     ========
Unallocable expenses, net ..............                                                           $ (2,371)        (2,371)
                                                                                                   ========       ========
Income before income taxes .............                                                                          $  3,470
                                                                                                                  ========

NINE MONTHS ENDED SEPTEMBER 30, 1998
Total revenue from external sources ....    $  5,471     $  3,967      $ 63,420      $  16,013     $   1,579      $ 90,450
                                            ========     ========      ========      =========     =========      ========

Operating income (loss) ................    $  3,467     $    538      $  1,148      $    (889)    $      --      $  4,264
                                            ========     ========      ========      =========     =========
Unallocable expenses, net ..............                                                           $ (1,109)        (1,109)
                                                                                                   =========      ========
Income before income taxes and
    extraordinary gain (loss) ..........                                                                          $  3,155
                                                                                                                  ========
Extraordinary gain (loss) ..............    $   (482)                                              $     107      $   (375)
                                            ========                                               =========      ========

         No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 1998 annual report, except for the conversion to the equity method from the proportional consolidation method of accounting for the energy segment as a result of the energy consolidation.. The total assets of the Company have not materially changed since the December 31, 1998 annual report, although (i) the assets of the energy segment declined approximately $10.2 million due to the conversion to the equity method, and
     (ii) the assets of the textile products segment increased by approximately $2.9 million due to seasonal fluctuations.

11.  SEPARATION AGREEMENT

         On May 11, 1999, the Company announced that it had reached an agreement (the "Agreement") with Mr. Brian M. Troup, president and a director of the Company, regarding a separation of their interests. Completion of the Agreement is conditioned on, among other things, a satisfactory refinancing of the $14,088,000 outstanding principal amount of the 7% Debentures and completion of the consolidation of the Company's energy interests with HEP and HCRC to form HEC. The energy consolidation was completed on June 8, 1999.

         Mr. Troup currently holds options to purchase 37,200 shares of the Company's common stock. In addition, a trust of which members of Mr. Troup's family are beneficiaries, currently owns 305,196 shares of the Company's common stock. Upon satisfaction of the remaining conditions, Mr. Troup will surrender his options, the trust will surrender all of its shares of common stock to the Company, the options and stock will be canceled and Mr. Troup will resign from all positions with the Company, HRP and HEC.

         In exchange, the Company will transfer to the trust or Mr. Troup 82,608 units of HRP, 360,000 shares of common stock of HEC, and all of the Company's interest in the Enclave Suites resort in Orlando, Florida and any other condominium hotel projects currently in process. In addition, the Company will pay quarterly to Mr.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

     Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000, subject to termination in certain events.

         HRP and HEC have agreed to register the trust's and/or Mr. Troup's units or shares in those entities upon request by Mr. Troup and the Company, at the Company's expense. The Company will have the right to purchase all of these units and shares at the then current trading price for a period of six months after the effectiveness of the Agreement. Thereafter, Mr. Troup may sell the units and shares subject to certain restrictions, including a right of first refusal in favor of the Company. Mr. Troup and the trust have given an irrevocable proxy to the Company to vote all their HRP units and HEC shares on any and all matters in and according to the Company's sole discretion, until Mr. Troup or the trust sell the units or shares.

         There is no assurance that the conditions to completion of the Agreement will be satisfied or that the Agreement will be completed. Until completion, the parties do not anticipate any change in their relationships.

12.  NEW YORK STOCK EXCHANGE LISTING

         On September 17, 1999, the Company announced that it was in discussions with the New York Stock Exchange ("NYSE"), regarding the continued listing of the Company's common shares on the NYSE. It reported that, if for any reason the Company's shares were no longer listed on the NYSE, the Company would apply for listing on the American Stock Exchange or Nasdaq National Market System and is confident that it can comply with the listing requirements of either.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

         The Company reported net income of $131,000 for the third quarter ended September 30, 1999, compared to net income of $191,000 in the 1998 period. The nine month reported net income of $3,250,000, compared to net income of $2,440,000 in the prior-year period. Total revenue for the 1999 third quarter was $26,660,000, compared to $26,843,000 in the 1998 period. For the nine months, revenue was $91,259,000, compared to $90,450,000 in the prior-year period.

         Following is an analysis of the results of operations by asset management and operating subsidiaries divisions and by the real estate, energy, textile products and hotels business segments.

     ASSET MANAGEMENT. The reportable segments of the Company's asset management division consist of real estate and energy.

     REAL ESTATE.

         Revenue. Fee income of $2,144,000 for the quarter ended September 30, 1999 increased by $754,000, or 54%, from $1,390,000 in the prior-year period. Fee income of $6,751,000 for the nine months increased by $2,644,000, or 64%, from $4,107,000 for the similar period a year ago. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership and various third parties. The increases in 1999 were due primarily to a $2,460,000 leasing commission earned during 1999, $714,000 of which was recorded in the 1999 third quarter, in connection with the leasing of a six-story, 151,000 square feet commercial office building owned by HRP. One-half of the lease commission was paid in 1999 and the remainder is payable at the date of occupancy, which is expected to occur in the second or third quarter of 2000.

         The equity income from investments in HRP represents the Company's recognition of its pro rata share of income reported by HRP and amortization of negative goodwill. For the 1999 third quarter, the Company reported income of $239,000 compared to $516,000 in the period a year ago. The comparative nine month amounts were income of $1,001,000 in 1999 and $1,364,000 in 1998. The decreases resulted from HRP's lower operating income in the 1999 periods attributable to higher administrative expenses. The 1998 equity income is exclusive of the Company's $482,000 pro-rata share of HRP's $1,876,000 loss on early extinguishment of debt, which is reported separately as part of the net extraordinary loss.

         Expenses. Administrative expenses of $552,000 increased by $125,000 in the 1999 third quarter from $427,000, and for the nine month period, increased by $282,000 to $1,724,000 from $1,442,000 in the prior-year period. The increase was primarily attributable to the payments of commissions to third party brokers associated with the increased fee income.

         Amortization expense of $168,000 for the third quarter and $504,000 for the nine months in both the 1999 and 1998 periods relate to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

         Interest expense for the 1998 nine months of $58,000 relates to the $500,000 promissory note, which had reached maturity.

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

         Pursuant to the terms of the consolidation, the Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in HEC, in exchange for the contribution of its energy interests. As of the consummation date, the Company no longer fully consolidates its energy business. The investment in HEC is being accounted for under the equity method as the Company is deemed to exercise significant influence over HEC's operational and financial policies. Accordingly, the revenue and expense items of the energy segment reflect proportionally consolidated amounts through June 8, 1999. Thereafter, the Company records its pro-rata share of HEC's net income available to common stockholders and preferred dividends received as a single line item - Equity income from investments in HEC.

         The 1999 revenues and expenses from energy operations reflect proportionally consolidated results through June 8, 1999, therefore no revenues and expenses were reported in the 1999 third quarter other than equity income from investments in HEC and interest expense on the Company's energy term loan. Comparisons between 1999 and 1998 for the three month and nine month periods are generally not meaningful because of the conversion to the equity method of accounting as a result of the energy consolidation.

         Gas revenue for the 1999 and 1998 nine month periods were $1,677,000 and $2,830,000, respectively. HEC's gas production for the 1999 period (through June 8) and 1998 nine-month period were 855,000 mcf and 1,386,000 mcf, respectively. The average gas price for the 1999 nine month period was $1.96 per mcf, compared to the 1998 average gas price of $2.04 per mcf. Oil revenue for the 1999 and 1998 nine months were $603,000 and $1,081,000, respectively. HEC's oil production for the 1999 period (through June 8) and 1998 nine month periods were 46,000 barrels and 80,000 barrels, respectively. The average price per barrel for the 1999 nine month period was $13.11, compared to the 1998 average price per barrel of $13.51.

         Other income consists primarily of acquisition fee and interest income, as well as a share of HEC's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliate and miscellaneous income or expense. The increase in other income to $235,000 for the 1999 nine month period from $56,000 in 1998 is primarily due to an increase in HEC's equity in income of affiliate.

         The equity income from investments in HEC of $191,000 in the 1999 third quarter represents the Company's recognition of its pro rata share (18% ownership interest) of HEC's income available to common stockholders and a cash dividend on its preferred stock. The nine month equity income of $190,000 was for the period June 9 through September 30, 1999.

         Expenses. Depreciation, depletion and amortization decreased by $357,000 to $849,000 for the nine months compared to $1,206,000 in 1998, primarily as a result of the shorter 1999 period described above.

         Operating expenses decreased by $337,000 to $796,000 for the 1999 nine month period from $1,133,000 in the prior-year, primarily as a result of the shorter 1999 period described above.

         Administrative expenses decreased by $142,000 for the 1999 nine month period to $537,000 from $679,000 in 1998, primarily as a result of the shorter 1999 period described above.

         Interest expense in the 1999 third quarter of $32,000 is solely attributable to the energy term loan, which had a remaining balance of $1,067,000 at September 30, 1999. Interest expense decreased by $162,000 to $249,000 for the 1999 nine months compared to $411,000 in 1998, primarily as a result of the shorter 1999 period described above.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OPERATING SUBSIDIARIES. The reportable segments of the Company's operating subsidiaries division consist of textile products and hotels.

     TEXTILE PRODUCTS.

         Revenue. Sales of $18,903,000 increased $1,095,000, or 6%, in the 1999 third quarter, compared $17,808,000 in the 1998 quarter. The comparative nine month sales of $63,172,000 were slightly lower than the $63,420,000 in 1998. Demand for Brookwood's textile products in the distribution divisions decreased in the first half of 1999, compared to the 1998 periods, due to lower priced Asian imports and U.S. customers moving production out of the country, while in the third quarter, sales increased at the Kenyon dying and finishing plant and in the distribution divisions.

         Expenses. Cost of sales of $16,005,000 increased $600,000, or 4%, in the 1999 third quarter, from $15,405,000 in the 1998 quarter. The nine month cost of sales decreased by $819,000 to $54,028,000, or 1%, compared to $54,847,000 in the 1998 period. The respective changes in cost of sales were principally the result of changes in sales revenues. The higher gross profit margin for the 1999 third quarter (15.3% versus 13.5%) and the nine month periods (14.5% versus 13.5%) resulted from higher gross profit margins at the Kenyon plant, due to higher volumes and increased operating efficiencies.

          Administrative and selling expenses of $2,299,000 increased by $147,000 in the 1999 third quarter from $2,152,000 for the comparable 1998 period, and increased $303,000 for the nine month period to $6,987,000 from $6,684,000 for the comparable 1998 period. The increases were attributable to higher consulting and other professional fees associated with increased sales in the third quarter.

         Interest expense of $225,000 increased by $32,000 in the 1999 third quarter from $193,000 in 1998, and decreased by $51,000 for the nine months to $690,000 in 1999 from $741,000 due to fluctuations in average borrowings and lower interest rates.

     HOTELS.

         Revenue. Sales of $5,099,000 in the 1999 third quarter decreased by $568,000, or 10%, from the year-ago amount of $5,667,000. The 1999 nine-month hotel sales of $17,295,000 increased by $1,282,000, or 8%, compared to $16,013,000 for the 1998 period. The decrease for the third quarter is due to a decline at the Company's three GuestHouse Suite hotels attributable to an ongoing $3.0 million renovation expected to be completed in the fourth quarter of 1999. The increase for the nine month period is primarily due to management fee revenues from the July 1998 acquisition of owners rental contracts and related real estate at the Enclave Suites, a resort condominium hotel in Orlando, Florida and increased revenues at the Longboat Key, Florida Holiday Inn and Suites, partially offset by declines at the Company's three GuestHouse Suite hotels. The Holiday Inn revenues increased by $1,247,000 for the nine months, as a result of increased occupancy and average daily rate following the completion of an extensive renovation project in April 1998 and improved weather conditions in 1999. For the hotel segment, average daily rate increased 1.3% and average occupancy level decreased 11.4% in the 1999 nine months compared to the prior-year period.

         Expenses. Operating expenses of $4,965,000 for the 1999 third quarter decreased by $59,000, or 1%, from $5,024,000 in 1998. The 1999 nine month hotel operating expenses increased by $741,000, or 5%, to $14,745,000, compared to $14,004,000 for the 1998 period. The increase for the nine months is primarily attributable to operating expenses for the Enclave Suites and Holiday Inn, partially offset by reduced rent for the Embassy Suites hotel, which was a leasehold prior to the fee interest being acquired in September 1998.

         Depreciation and amortization expense decreased by $21,000 to $692,000 for the 1999 third quarter from $713,000 in the prior-year period. Depreciation and amortization for the 1999 and 1998 nine month periods were $2,105,000 and $2,051,000, respectively. The increase for the nine months is primarily due to the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     amortization of the owner's rental contracts and depreciation of related real estate at the Enclave Suites and the fee interest in the Embassy Suites.

         Interest expense increased by $285,000 to $631,000 for the 1999 third quarter from $346,000 in 1998 and increased by $1,022,000 to $1,869,000 for the nine month period from $847,000, principally due to the September 1998 term loans to acquire the Embassy Suites fee interest.

     OTHER.

         Revenue. Fee income in the 1999 third quarter of $-0- and $241,000 for the nine months compares to the 1998 amounts of $137,000 and $412,000, respectively. The decreases are due to the termination of a consulting contract with the Company's energy affiliate following the completion of the energy consolidation on June 8, 1999.

         Interest on short-term investments and other income increased by $64,000 to $84,000 for the 1999 third quarter from $20,000 in 1998 and for the nine months decreased by $48,000 to $94,000 from $142,000. The fluctuations were attributable to interest income earned on the Company's short-term investments and rental income from the subleasing of executive office space formerly occupied by an affiliated entity.

         In May 1998, the Company favorably settled a 1996 litigation claim involving its former merchant banking activities for $1,025,000 in cash, which was reported as revenue in the 1998 second quarter.

         Expenses. Administrative expenses of $569,000 for the 1999 third quarter decreased by $53,000 from the prior-year amount of $622,000. For the nine months, the decrease was $169,000 to $1,813,000 from $1,982,000. The declines are primarily attributable to the inclusion in 1998 of compensation expense recorded upon the acquisition of certain unexercised stock options and costs of the debenture exchange offer, partially offset by the elimination of certain overhead reimbursements from the Company's energy affiliate following the completion of the energy consolidation.

         Interest expense of $298,000 for the 1999 third quarter increased by $51,000 from the prior year amount of $247,000 and increased by $187,000 for the nine months to $893,000 from $706,000 due to the August 1998 debenture exchange offer, whereby approximately $6.5 million of 7% debentures were exchanged for a new issue of 10% debentures.

         Income taxes. Income taxes were $93,000 for the 1999 third quarter compared to $133,000 in the 1998 quarter. The respective quarters included $90,000 and $123,000 for state taxes. Income taxes were $220,000 for the 1999 nine month period, compared to $340,000 in 1998. The respective state tax expense was $192,000 and $300,000. State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of September 30, 1999, the Company had approximately $99,000,000 of net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liabilities. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $18,670,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

         Extraordinary loss. For the 1998 nine month period, the Company recognized an extraordinary loss from early extinguishment of debt of $375,000, which was comprised of the Company's $482,000 pro-rata share of HRP's $1,876,000 nine month loss on early extinguishment of debt, offset by a $107,000 gain from the January 1998 purchase of 7% Debentures, having a face amount of $2,253,000, at a discounted amount of $2,146,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents at September 30, 1999 totaled $454,000.

     The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged a total of 119,304 HRP limited partnership units as collateral for a promissory note and certain hotel lease obligations, and has the ability to pledge its remaining units to secure additional financing.

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

     Brookwood maintains a revolving line of credit facility with The Bank of New York, which is collateralized by accounts receivable, certain inventory and equipment. At September 30, 1999, Brookwood had $3,210,000 of unused borrowing capacity on its line of credit. In the year ended December 31, 1998, the Company received a $784,000 cash dividend and $394,000 under its tax sharing agreement. The Company received a cash dividend of $400,000 in October 1999 and received $200,000 under its tax sharing agreement in the nine months ended September 30, 1999. An additional tax payment is expected to be received in December 1999. At December 31, 1998, Brookwood was not in compliance with covenant contained in the Credit Agreement, which requires a minimum consolidated capital expenditure of $1,313,000 in a calendar year. On March 26, 1999, Brookwood entered into an Amendment No. 5 and Waiver to Credit Agreement, whereby the Bank waived the minimum consolidated capital expenditure requirement for the calendar year ended December 31, 1998 only, and amended that section of the Credit Agreement relating to the minimum ratio of EBIDTA to consolidated fixed charges by inserting "except for the four consecutive quarters ending March 31, 1999, and for said period only." Brookwood's revolving credit facility matures in January 2000 and management, which is currently conducting loan negotiations, believes the facility can be replaced at that time.

     Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital. Sales of hotels are also a source of liquidity; however, a sale may be impacted by the ability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a renovation of the Holiday Inn and Suites hotel in April 1998, partly financed by the owner in the form of higher lease payments. In April 1999 the Company converted its three Residence Inn hotels to GuestHouse Suites Plus franchises. Renovations to meet the new franchiser's standards, totaling approximately $3,000,000, are being funded from the Company's capital reserves and lease facilities. As of October 31, 1999, the Huntsville property was fully completed; the Greenville property 80% completed; and the Tulsa property 60% completed. The renovation of these properties is expected to be completed by December 31, 1999.

     Management believes that it will have sufficient funds from operations to satisfy its current obligations, and is currently exploring alternatives to refinance the 7% Debentures which mature in July 2000.

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

     The Company developed a program to review and modify, where necessary, its computers and computer programming (information technology ("IT") systems) to process transactions and/or operate in the Year 2000 and beyond. Additionally, the Company has identified and assessed its non-information technology systems ("Non-IT

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


systems), which are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The Company has identified three of its primary systems which are vulnerable to the Year 2000 issue: (1) General Ledger/Accounts Payable. These systems were modified by the vendor at no cost to the Company during 1998 and are now Year 2000 compliant; (2) Shareholder and Debentureholder Services. Such services are processed through outside transfer agent providers, who have indicated that their most critical systems have already been tested. These systems were modified by the vendors at no cost to the Company; (3) Payroll. Such services are processed through an outside payroll vendor. The Company has purchased updated Year 2000 compliant software from the vendor and it was installed in 1998 at minimal cost to the Company.

     Additionally, the Company completed a survey in September 1999 of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on the Company's business and operations. None have indicated that they expect to encounter any serious problems.

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

     In July 1999, HRP completed a survey of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey included the identification of certain on-site, non-information technology systems that could be vulnerable to the Year 2000 issue. These non-information technology systems included, but were not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. During early November 1999, HRP completed the remaining Year 2000 upgrades and replacements found in the property survey. Total costs, including information and non-information technology systems, are not expected to exceed $100,000.

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

     Energy. HEC's Year 2000 Plan has four phases: (i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately eighteen months ago, HEC began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory phases have been substantially completed and have identified HEC's IT systems that must be updated or replaced in order to be Year 2000 compliant. Remediation, testing and implementation was substantially completed by September 30, 1999, and the contingency plans phase is scheduled to be completed by November 30, 1999.

     However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. HEC's assessment of the readiness of third parties, whose IT systems might have an impact on HEC's business, has thus far not indicated any material problems; responses have been received to approximately 70% of the inquiries made.

     With regard to HEC's Non-IT systems, HEC believes that most of these systems can be brought into compliance on schedule. Because Non-IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. However, to the best knowledge of HEC's management, the assessment of third party readiness is complete.

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

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to HEC's IT and Non-IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect HEC's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, HEC is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the HEC results of operations, cash flow or financial condition. Primarily because of its reliance on third party suppliers, the Company is not is not currently able to determine the consequences of Year 2000 failures, however, its current assessment is that its area of greatest potential risk in its third party relations is in connection with the transporting and marketing of the oil and gas produced by HEC. HEC has contacted the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. Although in general the purchasers and pipelines will not guaranty their state of readiness, to date, none have indicated that they expect to encounter any serious problems. HEC believes that in a worst case scenario, the failure of its purchasers and transporters to conduct business in a normal fashion could have a material adverse effect on cash flow for a period of six to nine months.

     Textile Products. The Company's Brookwood subsidiary has identified three primary systems which are subject to the Year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable/Inventory. Brookwood has purchased a Year 2000 compliant computer for its converting business which has been installed and tested. All operating programs will be modified and fully operational by November 30, 1999. (2) Payroll. The processing plant's time-clock payroll system was not Year 2000 compliant, although updated software was installed and tested in April 1999 and is now compliant. (3) Factory Production. To date Brookwood has determined that substantially all of its machinery and equipment is not date-sensitive. Further testing is ongoing, although no Year 2000 problems are anticipated.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Additionally, Brookwood has surveyed its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on Brookwood's business and operations. None have indicated that they expect to encounter any serious problems.

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

     Hotels. The Company's hotel segment has identified four primary systems.
(1) General Ledger/Accounts Payable. The day-to-day accounting functions at the hotel properties are out-sourced to a third party vendor. The vendor has purchased updated software for its existing system that is Year 2000 compliant. The software update was installed and tested in the 1999 third quarter at no cost to the Company. (2) Reservations. The Company is currently working with the various franchisers to ensure Year 2000 compliance and proper interfacing of all computer software, and is not aware of any compliance problems. (3) Payroll. The day-to-day payroll functions at the hotel properties are out-sourced to a third party vendor. The vendor has purchased updated software for its existing system that is Year 2000 compliant. The software update was installed and tested in October 1999 at no cost to the Company. (4) Facilities. Physical inspections at the hotels are ongoing to determine that any date sensitive equipment is Year 2000 compliant. Other than the telephone systems, substantially all equipment is already Year 2000 compliant and it is anticipated that all physical systems, including telephone systems, will be Year 2000 compliant by November 30, 1999 at an anticipated cost of less than $100,000.

     The Company, with the help of outside vendors, has reviewed its facilities to determine non-information systems which might be Year 2000 vulnerable. Potential non-information technology systems include, but are not limited to, access doors, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, utility meters and switches and, as previously mentioned, telephone systems. Although the Company believes that its hotel subsidiaries will not experience Year 2000 compliance issues which will have a detrimental effect on operations, there can be no assurance that the systems of other companies, on which the Company's systems may rely, will be converted timely, or converted in a manner that is compatible with the Company's systems, or that any such failures by such other companies would not have a material adverse effect or risk to the Company. The Company plans to devote all resources that would be required to resolve any such issues in a timely manner arising from matters not previously considered. In the event of a complete failure of information technology systems, the Company would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include increased time delays associated with posting of information, and increased personnel to manually process the information. The Company does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

     General. The Company will utilize both internal and external resources to achieve Year 2000 compliance. The Company estimates that its identification and assessment activities are complete and that its remediation is

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


approximately 90% complete. The Company anticipates completing the Year 2000 project by December 31, 1999. However, there can be no guarantee that the Company will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems on a timely basis.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company does not directly have any derivative financial instruments in place as of September 30, 1999, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in HEC has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, HEC's deliverable volumes. HEC attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

     As of September 30, 1999, HRP had a single "pay fixed/receive variable" interest rate swap agreement with highly rated counterparties in which the interest payments are calculated on a notional amount. Management does not consider the portion attributable to the Company to be significant on this derivative instrument.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of September 30, 1999, the Company's total outstanding loans and debentures payable of $63,498,000 were comprised of $49,843,000 of fixed rate debt and $13,655,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $1,270,000, assuming that outstanding debt remained at current levels.

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



                                THE HALLWOOD GROUP INCORPORATED



Dated: November 12, 1999        By:             /s/ Melvin J. Melle
                                    --------------------------------------------
                                          Melvin J. Melle, Vice President
                                           (Duly Authorized Officer and
                                              Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                 DESCRIPTION
    -------                -----------
     27                    Financial Data Schedule