Form 10-K405
period 1999-12-31
HALLWOOD GROUP INC
filed 2000-03-29
CIK 355766

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

                  FOR THE TRANSITION PERIOD FROM      TO

FOR THE YEAR ENDED DECEMBER 31, 1999              COMMISSION FILE NUMBER: 1-8303

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock ($.10 par value)                     New York Stock Exchange
  10% Collateralized Subordinated Debentures              New York Stock Exchange
              Due July 31, 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, $.10 par value per share, held by non-affiliates of the registrant, based on the closing price of $8.6875 per share on March 24, 2000 on the New York Stock Exchange, was $6,405,000.

     1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.      Business....................................................    2
Item 2.      Properties..................................................    5
Item 3.      Legal Proceedings...........................................    6
Item 4.      Submission of Matters to a Vote of Security Holders.........    6
                                    PART II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    7
Item 6.      Selected Financial Data.....................................    8
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    9
Item 7(A).   Quantitative and Qualitative Disclosures About Market
               Risk......................................................   16
Item 8.      Financial Statements and Supplementary Data.................   17
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   17
                                   PART III
Item 10.     Directors and Executive Officers of the Registrant..........   17
Item 11.     Executive Compensation......................................   17
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................   18
Item 13.     Certain Relationships and Related Transactions..............   18

                                    PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   18

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

  Asset Management Division.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC ("Hallwood Realty") and Hallwood Commercial Real Estate, LLC ("HCRE"). Hallwood Realty is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded, master limited partnership (AMEX:HRY). At December 31, 1999, HRP owned fourteen real estate properties in six states containing 5,352,000 net rentable square feet. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 20% (25% prior to December 21, 1999) limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting, recording its pro-rata share of net income and partners' capital transactions reported by HRP. The December 31, 1999 financial statements of HRP are included elsewhere within this document.

     Real estate accounted for 8% of the Company's total revenues in 1999, compared to 7% in 1998, and 5% in 1997. See Note 13 to the Company's consolidated financial statements.

     Energy. Energy operations were consolidated beginning in May 1990, when the Company increased its ownership of the former Hallwood Energy Corporation ("HEC") to 53%. As a result of subsequent purchases of its own stock for treasury and the Company's acquisition of additional HEC common stock, the Company's effective percentage ownership increased to 82%, and after the Company's November 1996 successful tender offer for the remaining minority shares, HEC was merged into the Company. Certain energy assets acquired by the merger were subsequently transferred to two wholly owned entities, HEPGP Ltd. ("HEPGP") and Hallwood G.P., Inc. ("HGP"), the general partner of HEPGP.

     From November 1996, the Company's energy operations were conducted primarily through HEPGP, and consisted of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP was the sole general partner of the former Hallwood Energy Partners, L.P. ("HEP"), a then publicly-traded oil and gas master limited partnership, and conducted substantially all of its operations through HEP. HEPGP's former general partner interest in HEP entitled it to a share of net revenue derived from HEP's properties ranging from 2% to 25%. Additionally, the Company held an approximate 6.5% limited partner interest in HEP through its Class A, B and C units.

     In December 1998, HEP and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new, publicly-traded entity to be called Hallwood Energy Corporation ("Hallwood Energy"). On June 8, 1999, Hallwood Energy announced that the consolidation was approved by the HEP unitholders, the HCRC stockholders and the Company and that the consolidation was completed as of that date (the "Energy Consolidation"). At its inception, the common stock of Hallwood Energy was owned 56% by the Class A unitholders of HEP, 26% by the stockholders of HCRC and 18% by the Company. HEP's Class C unitholders received redeemable preferred stock in Hallwood Energy. The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding, which was sold in February 2000) in Hallwood Energy, in exchange for the contribution of its combined energy interests. On December 21, 1999, the Company's ownership was reduced to 14.4% of the outstanding common shares.

     Hallwood Energy (NASDAQ:HECO) is engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood Energy owns interests in approximately 1,300 wells, primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States. The December 31, 1999 financial statements of Hallwood Energy are included elsewhere within this document.

     Prior to the June 8, 1999 consolidation date, the Company and its subsidiaries accounted for their ownership of HEP using the proportionate consolidation method, whereby it recorded a proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. Subsequently, the Company no longer proportionally consolidates its energy business. The investment in Hallwood Energy is now accounted for under the equity method, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In accordance with the equity method of accounting, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, its share of preferred dividends and any capital transactions.

     Energy accounted for 3% of the Company's total revenues in 1999, compared to 4% in 1998 and 4% in 1997. See Note 14 to the Company's consolidated financial statements.

  Operating Subsidiaries Division.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Brookwood principally operates as a converter in the textile industry, purchasing fabric from mills that is dyed and finished at its own plant, located in Kenyon, Rhode Island, or by contracting with an independent finisher. Upon completion of the finishing process, the fabric is sold to customers. Additionally, the Brookwood Roll Goods Division serves manufacturers by maintaining an extensive in-stock, short lot service on a same day/next day basis. The First Performance Fabric Division buys and sells short lots, remnants and mill seconds.

     Textile products accounted for 70% of the Company's total revenues in 1999, compared to 69% in 1998 and 62% in 1997. See Note 15 to the Company's consolidated financial statements.

     Hotels. Hotel operations are conducted through the Company's wholly owned, Hallwood Hotels, Inc. ("Hallwood Hotels") and Brock Suite Hotels, Inc. ("Brock Hotels") subsidiaries. Hallwood Hotels holds a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key, Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owns fee interests in two GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in a GuestHouse Suites Plus property located in Huntsville, Alabama. Prior to its disposition in December 1999, the Company also conducted hotel operations through its former Integra Resort Management, Inc. ("IRM") subsidiary. IRM owned 315 owner's rental contracts and certain real estate at The Enclave Suites, a resort condominium hotel located in Orlando, Florida ("Enclave"). It managed the property for individual unit owners for which it received a management fee and other consideration for the services it provided.

     Hallwood Hotels and Brock Hotels properties are currently operated under license agreements with Holiday Inns Franchising, Inc., Embassy Suites, Inc. and GuestHouse International, LLC. The license agreements permit the licensor to prescribe, at such times as it determines, standards for the operation and maintenance of the various properties and their furnishings, equipment and facilities. Substantial capital expenditures may be required from time to time to comply with such standards.

     The hotel industry is, in some cases, affected by seasonal fluctuations in demand. The Company's hotel properties as a whole do not experience significant seasonal changes because many of the hotels primarily serve the business traveler. The Holiday Inn hotel in Longboat Key , Florida, does, however, experience seasonal changes in occupancy, as occupancy levels tend to increase during the winter months.

     Hotel revenues accounted for 19% of the Company's total revenues in 1999, compared to 18% in 1998, and 14% in 1997. See Note 3 to the Company's consolidated financial statements.

     Associated Company. The Company has not been engaged in the associated company segment since March 1997. Its remaining investment in ShowBiz Pizza Time, Inc. ("ShowBiz") was sold at that time through a secondary public offering by ShowBiz, for $41,285,000 in cash, resulting in an $18,277,000 gain. The Company had accounted for its investment in ShowBiz on the equity method. Associated company income accounted for 13% of the Company's total revenues in the year ended December 31, 1997. See Note 2 to the Company's consolidated financial statements.

     Redemption of Treasury Stock. On December 21, 1999, the Company redeemed 457,794 shares of its common stock and options to purchase an additional 55,800 shares of common stock from its former president and director, Brian M. Troup and a related trust. In exchange, the Company transferred to the trust or Mr. Troup (i) 82,608 limited partnership units of HRP, (ii) 360,000 shares of common stock of Hallwood Energy, and (iii) all of the Company's interests in the Enclave and any other condominium hotel project then in process. In addition, the Company agreed to pay quarterly to Mr. Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000, subject to termination in certain events. HRP and Hallwood Energy agreed to register the trust's and/or Mr. Troup's units or shares in those entities upon request by Mr. Troup and the Company, at the Company's expense. The Company has the right to purchase all of these units and shares at the then current trading price for a period of six months after December 21, 1999, the effective date of the Agreement. Thereafter, Mr. Troup may sell the units and shares subject to certain restrictions, including a right of first refusal in favor of the Company. Mr. Troup and the trust have given an irrevocable proxy to the Company to vote all their HRP units and Hallwood Energy shares on any and all matters in and according to the Company's sole discretion, until Mr. Troup or the trust sell the units or shares. See Note 9 to the Company's consolidated financial statements.

     Competition. The Company's real estate operations are subject to substantial competition from other entities which own similar properties in the vicinity in which HRP's properties are located. In addition, there are numerous other potential investors seeking to purchase improved real property and many property holders seeking to dispose of real estate with which the Company and HRP will compete, including companies substantially larger and with greater resources. Furthermore, current economic conditions in each property's respective real estate market are competitive, therefore competition for tenants will continue to affect rental rates and revenue.

     The Company's energy affiliate encounters competition from other oil and gas companies in all areas of their operations, including the acquisition of exploratory prospects and proven properties. Competitors include major integrated oil and gas companies and numerous independent oil and gas companies and individuals. The market for oil and gas depends on a number of factors, including the level of domestic production, pace of the general economy, supply of imported oil and gas, actions of foreign oil-producing nations and the extent of governmental regulation and taxation. In addition, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy. In response to volatility, the Company enters into financial contracts for hedging the price of a portion of its oil and gas production.

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

     Environmental Compliance. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply with the laws and regulations. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company's business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its environmental compliance and, while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.

     Number of Employees. The Company had 807 and 1,058 employees as of February 28, 2000 and 1999, respectively, comprised as follows:

                                                              FEBRUARY 28,
                                                              ------------
                                                              2000   1999
                                                              ----   -----
Hallwood....................................................    5        5
Brookwood...................................................  366      353
Hotel subsidiaries..........................................  346      500
HCRE........................................................   70       73
Hallwood Realty.............................................   20       19
Hallwood Petroleum, Inc. ...................................   --      108
                                                              ---    -----
          Total.............................................  807    1,058
                                                              ===    =====

     A substantial amount of the salaries and related costs for the employees of HCRE and Hallwood Realty are reimbursed by HRP. Similarly, a substantial amount of the salaries and related costs for the employees of Hallwood Petroleum, Inc. were reimbursed by HEP, prior to the June 1999 energy consolidation; thereafter, former employees of Hallwood Petroleum, Inc. became direct employees of Hallwood Energy.

ITEM 2. PROPERTIES

  Real Properties.

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below and/or in Schedule III hereto.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                              DECEMBER 31, 1999
                                             ----------------------------------------------------
                                               OPERATING     NON-OPERATING
PROPERTY TYPE                                PROPERTIES(2)    PROPERTIES      TOTAL    PERCENTAGE
-------------                                -------------   -------------   -------   ----------
Textile Products
  Dyeing and finishing plant -- Kenyon,
     RI....................................     $ 4,756           $--        $ 4,756       10%
Hotels
  Embassy Suites -- Oklahoma City, OK......      20,908            --         20,908       44
  GuestHouse Suites Plus -- Greenville,
     SC....................................       8,060            --          8,060       17
  GuestHouse Suites Plus -- Tulsa, OK......       6,710            --          6,710       14
  Holiday Inn -- Longboat Key, FL(1).......       4,372            --          4,372       10
  GuestHouse Suites Plus -- Huntsville,
     AL(1).................................       2,346            --          2,346        5
  Parking lot -- Irving, TX................          --            50             50        *
                                                -------           ---        -------      ---
          Subtotal.........................      42,396            50         42,446       90
                                                -------           ---        -------      ---
          Total............................     $47,152           $50        $47,202      100%
                                                =======           ===        =======      ===

---------------

 *  Less than 1%.

(1) Cost represents purchased leasehold interest in hotel property and capital improvements.

(2) All operating properties are pledged as collateral under loan or bond indenture agreements.

                                                                   DECEMBER 31, 1999
                                                           ----------------------------------
                                                            NUMBER OF
GEOGRAPHIC DISTRIBUTION                                    INVESTMENTS   AMOUNT    PERCENTAGE
-----------------------                                    -----------   -------   ----------
Oklahoma.................................................       2        $27,618       58%
South Carolina...........................................       1          8,060       17
Rhode Island.............................................       1          4,756       10
Florida..................................................       1          4,372       10
Alabama..................................................       1          2,346        5
Texas....................................................       1             50        *
                                                                --       -------      ---
          Total..........................................       7        $47,202      100%
                                                                ==       =======      ===

---------------

* Less than 1%.

     As of December 31, 1999, the Company's Embassy Suites hotel in Oklahoma City, Oklahoma was the only real estate property that constituted 10% or more of the Company's consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood's revolving credit agreement contains a covenant to reasonably maintain property and equipment.

     Hotel properties are operated under license and, as such, must meet and maintain standards established by the licensor. At any time during the term of the license, the licensor may require modernization, renovation and other upgrading of the hotel. The Company completed a renovation of the Longboat Key Holiday Inn hotel in 1998, funded in part by the owner and working capital. During 1999, renovations were completed to meet the new franchiser's standards for the GuestHouse Suites Plus properties, funded by capital reserves, capital lease facilities and working capital.

ITEM 3. LEGAL PROCEEDINGS

     The Company, certain of its affiliates and others have been named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The Company and its affiliates intend to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows of the Company. See
Note 18 to the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of security holders during the period.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the New York Stock Exchange under the symbol of HWG. There were 924 stockholders of record as of March 24, 2000.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the New York Stock Exchange. All amounts and references have been adjusted retroactively for the three-for-two stock split paid November 5, 1999.

                                                         YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          1999              1998
                                                     ---------------   ---------------
QUARTERS                                              HIGH     LOW      HIGH     LOW
--------                                             ------   ------   ------   ------
First..............................................  $12.54   $11.12   $25.00   $19.83
Second.............................................   13.12    11.12    24.83    21.67
Third..............................................   12.54    11.44    22.96    15.25
Fourth.............................................   12.94    10.81    15.17    11.08

     The Company did not pay cash dividends in 1999 or 1998 and does not intend to pay cash dividends in the foreseeable future.

     The closing price per share of the Common Stock on the New York Stock Exchange on March 24, 2000 was $8.6875.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                       FIVE MONTHS      YEAR
                                                   YEARS ENDED DECEMBER 31,               ENDED        ENDED
                                           -----------------------------------------   DECEMBER 31,   JULY 31,
                                             1999       1998       1997       1996         1995         1995
                                           --------   --------   --------   --------   ------------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Asset Management
    Real estate..........................  $  9,503   $  7,813   $  7,206   $  3,947     $ 1,211      $  4,595
    Energy(a)............................     2,895      5,216      6,350      7,515       3,149         5,359
  Operating Subsidiaries
    Textile products.....................    80,704     80,343     91,552     77,583      28,229        77,808
    Hotels(b)............................    21,894     21,130     21,038     20,948       8,073        24,898
  Associated Company(c)..................        --         --     19,416      4,448         (88)         (171)
  Other..................................       344      1,728      3,207        960         233           737
                                           --------   --------   --------   --------     -------      --------
                                            115,340    116,230    148,769    115,401      40,807       113,226
Expenses
  Asset Management
    Real estate..........................     2,973      2,807      3,351      2,329       1,343         3,244
    Energy(a)............................     2,457      4,809      4,518      5,233       2,873         5,575
  Operating Subsidiaries
    Textile products.....................    79,139     79,245     89,575     76,361      28,222        77,604
    Hotels(b)............................    24,406     23,226     21,275     20,948       8,326        22,075
  Associated Company(c)..................        --         --        607      1,558         310           687
  Other..................................     5,455      3,672      6,888      6,974       3,322         8,158
                                           --------   --------   --------   --------     -------      --------
                                            114,430    113,759    126,214    113,403      44,396       117,343
                                           --------   --------   --------   --------     -------      --------
Income (loss) before income taxes and
  extraordinary gain.....................       910      2,471     22,555      1,998      (3,589)       (4,117)
Income taxes (benefit)...................      (569)    (3,115)     9,908     (4,525)       (299)          830
                                           --------   --------   --------   --------     -------      --------
Income (loss) before extraordinary
  gain...................................     1,479      5,586     12,647      6,523      (3,290)       (4,947)
Extraordinary gain from extinguishment of
  debt...................................       240      1,481        200         --          25           143
                                           --------   --------   --------   --------     -------      --------
         Net Income (Loss)...............  $  1,719   $  7,067   $ 12,847   $  6,523     $(3,265)     $ (4,804)
                                           ========   ========   ========   ========     =======      ========
Net Income (loss) Per Common Share(d)
  Basic..................................  $   0.89   $   3.73   $   6.07   $   3.29     $ (1.63)     $  (2.33)
  Assuming dilution......................      0.88       3.60       5.84       3.26       (1.63)        (2.33)
Dividends Per Common Share...............        --         --         --         --          --            --
Weighted Average Shares Outstanding(d)
  Basic..................................     1,870      1,882      2,109      1,971       1,997         2,054
  Assuming dilution......................     1,899      1,947      2,190      1,986       1,997         2,054
Financial Condition
  Total assets...........................  $101,718   $109,252   $ 89,758   $116,796     $98,223      $112,375
  Loans payable..........................    61,463     43,021     30,186     37,342      24,794        32,731
  Subordinated debentures................     6,768     21,535     24,292     50,564      48,324        48,605
  Redeemable preferred stock.............     1,000      1,000      1,000      1,000       1,000         1,000
  Common stockholders' equity
    (deficit)............................    17,058     20,938     14,171      5,784        (391)        3,323

---------------

(a) The Company owned an 82% majority interest in HEC at October 1996 and, after a successful tender offer for the remaining minority shares, HEC was merged into the Company. In June 1999, the Energy Consolidation was completed, whereby the Company exchanged its combined energy interests for an 18% common stock interest and a 1.9% preferred stock interest in the newly-formed Hallwood Energy, subsequent to which the Company adopted the equity method of accounting for its energy investments.

(b) The Company's hotel operations consisted of six hotel properties (five properties between August 1994 and June 1998). The Company acquired the fee interest in the Greenville, South Carolina and Oklahoma City, Oklahoma hotels in May 1996 and September 1998, respectively, which prior to the acquisitions, were leasehold interests. In July 1998, the Company acquired rental contracts and certain real estate at the Enclave, a resort condominium hotel located in Orlando, Florida, which were distributed in December 1999 in exchange for the redemption of treasury stock.

(c) The Company sold its remaining investment in ShowBiz in 1997, which constituted its associated company segment.

(d) All references have been adjusted retroactively for the three-for-two stock split paid November 5, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations. The Company reported net income of $1,719,000 for the year ended December 31, 1999, compared to $7,067,000 for 1998, and $12,847,000 for 1997.

     Total revenue for 1999 was $115,340,000, compared to $116,230,000 for 1998 and $148,769,000 for 1997.

     Following is an analysis of the results of operations by asset management, operating subsidiaries and associated company divisions and by the real estate, energy, textile products, hotels and associated company business segments:

     Asset Management Division. The Company's asset management division consists of real estate and energy business segments.

REAL ESTATE

     Revenues. Real estate revenues of $9,503,000 for 1999, $7,813,000 for 1998 and $7,206,000 for 1997, include fee income and equity income from the Company's investments in HRP.

     Fee income of $9,091,000 for 1999 increased by 53%, compared to $5,925,000 in 1998. The 1998 fee income decreased by 6%, compared to $6,306,000 in 1997. The Company's Hallwood Realty subsidiary is the general partner of HRP and earns an asset management fee and other fees from HRP properties, which amounted to $619,000 for 1999, $495,000 for 1998 and $466,000 for 1997. The Company's HCRE
subsidiary is responsible for day-to-day on-site property management at all of HRP's properties and other properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees. HCRE revenue was $8,472,000 for 1999, $5,430,000 for 1998 and $5,840,000 for 1997.
The 56% increase during 1999 was primarily due to fees earned in connection with the development and leasing of a six-story, 151,000 square feet commercial office building owned by HRP, of which $1,481,000 is payable upon occupancy which is expected to occur in the third quarter of 2000. The 7% decrease during 1998 was primarily due to a decline in management and leasing fees earned from third party contracts.

     The equity income from investments in HRP represents the Company's recognition of its pro-rata share of the income reported by HRP, adjusted for intercompany income and amortization of negative goodwill. The Company recorded equity income of $412,000 in 1999, $1,888,000 in 1998 and $900,000 for 1997. The
1999 equity income declined due to reduced net income reported by HRP and an increased intercompany income adjustment related to increased leasing and development fees from HRP. The 1998 equity income was exclusive of the Company's $1,374,000 pro-rata share of HRP's $5,347,000 net gain from early extinguishment of debt, which is reported separately as an extraordinary item. The improvement in 1998 compared to 1997 was primarily due to HRP's 5% increase in rental revenues accompanied by a 4% decrease in property operating expenses.

     Expenses. Real estate expenses were $2,973,000 for 1999, compared to $2,807,000 for 1998 and $3,351,000 for 1997. This category includes administrative expenses, depreciation and amortization, interest and provision for losses.

     Administrative expenses increased by 11% to $2,301,000 for 1999, compared to $2,075,000 for 1998 and $2,436,000 for 1997. The fluctuations were primarily attributable to the payments of leasing commissions to third party brokers associated with leasing fee income and payments under HCRE's executive incentive plan.

     Depreciation and amortization was $672,000 for 1999, compared to $674,000 for 1998 and 1997. Amortization expense of $672,000 for each of the three years relates to Hallwood Realty's general partner interest in HRP to the extent allocated to management rights.

     Interest expense of $58,000 and $160,000 for 1998 and 1997, respectively, relates to a $500,000, which was paid in December 1999.

     Provision for loss of $81,000 in 1997 was attributed to the uncollectibility of a tenant receivable from the prior sale of an office-retail property.

ENERGY

     Revenues. Energy revenues were $2,895,000 for 1999, $5,216,000 for 1998 and $6,350,000 for 1997.

     Prior to the Energy Consolidation of HEP, HCRC and the energy interests of the Company into the newly formed Hallwood Energy, which was consummated on June 8, 1999, the Company's investments consisted of two wholly owned energy related subsidiaries and certain energy assets owned directly by the Company. The former general partner interest in HEP, owned by one of the Company's subsidiaries, entitled the general partner to interests in HEP's properties ranging from 2% to 25%. The Company also owned an approximate 6.5% interest in HEP limited partner units. The Company and its energy subsidiaries formerly accounted for their ownership of HEP using the proportionate consolidation method of accounting, whereby it recorded its proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

     Pursuant to the terms of the Energy Consolidation, the Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding, which was sold in February 2000) in Hallwood Energy, in exchange for the contribution of its combined energy interests. Subsequent to June 8, 1999, the Company no longer proportionally consolidates its combined energy business. The investment in Hallwood Energy is being accounted for under the equity method, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. Accordingly, the revenue and expense items of the energy segment reflect proportionally consolidated amounts through June 8, 1999. Thereafter, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders and preferred dividends received as a single line item -- equity income from investments in Hallwood Energy. Comparisons between 1999 and prior years are generally not meaningful, due to the change in method of accounting.

     Gas revenue of $1,677,000 for the period through June 8, 1999 decreased by $1,975,000, or 54%, compared to $3,652,000 for 1998. Gas revenue for 1998 decreased by $368,000, or 9%, compared to $4,020,000 in 1997. Hallwood Energy's gas production for the period through June 8, 1999 and calendar 1998 were 855,000 mcf and 1,854,000 mcf, respectively. The average gas price for the 1999 period was $1.96 per mcf, compared to the 1998 average gas price of $1.97 per mcf. The decrease in gas revenue for 1998, compared to 1997, was due to a decrease in the average gas price from $2.51 per mcf, partially offset by an increase in production from 1,602,000 mcf. The fluctuation in production volumes was caused by normal production declines and the temporary shut-in of two wells in Louisiana during 1997 while workover procedures were performed.

     Oil revenue of $603,000 for the period through June 8, 1999 decreased by $802,000, or 57%, compared to $1,405,000 for 1998. Oil revenue for 1998 decreased by $588,000, or 30%, compared to $1,993,000 for 1997. HEC's oil production for 1999 and 1998 were 46,000 barrels and 107,000 barrels, respectively. The average price per barrel for the 1999 period was $13.11, compared to the 1998 average price per barrel of $13.13. The decrease in oil revenue for 1998 was due to a decrease in the average price per barrel from $19.93 in 1997, partially offset by an increase in production from 100,000 barrels in 1997. The fluctuation in production volumes was caused by normal production declines and the temporary shut-in of two wells in Louisiana during 1997 while workover procedures were performed.

     The equity income in 1999 from investments in Hallwood Energy of $380,000 represents the Company's pro rata share (18% ownership interest from June 8, 1999 through December 21, 1999, 14.4% thereafter) of income available to common stockholders and dividends on its preferred stock.

     Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income, pipeline revenue, equity in income of affiliate and other miscellaneous items. Other income of $235,000 for 1999, compares to $159,000 for 1998 and $337,000 for 1997. The increase in 1999 was primarily due to an increase in HEP's equity in earnings of affiliate prior to the Energy Consolidation. The decrease in 1998 was primarily due to a decrease in HEP's equity in earnings of affiliate, due to property impairments taken by HEP's affiliate in 1998.

     Expenses. Energy expenses of $2,457,000 for 1999, compared to $4,809,000 for 1998 and $4,518,000 for 1997. The decrease in 1999 was primarily due to the conversion from the proportional method to the equity method of accounting in June 1999.

     Depreciation, depletion, amortization and impairment of properties decreased by $912,000 to $849,000 for 1999, compared to $1,761,000 in 1998, primarily as a result of the shorter 1999 period described above. Depreciation, depletion, amortization and impairment of properties increased 27% in 1998 to $1,761,000 from $1,387,000 in 1997. The increase was due to higher depletion resulting from the increased production discussed above, as well as higher capitalized costs.

     Operating expenses, which are comprised of the costs of operating wells and production-related taxes were $796,000 for 1999, which represents a $737,000 decrease from the 1998 amount of $1,533,000, primarily as a result of the shorter 1999 period described above. The 1998 expenses increased by $132,000, or 9%, from the 1997 amount of $1,401,000. The increase in 1998 was attributable to higher production taxes from the increased production.

     Administrative expenses decreased by $431,000 to $537,000 for 1999 from $968,000 in 1998, primarily as a result of the shorter 1999 period described above. Administrative expenses decreased by $349,000, or 26%, in 1998 from $1,317,000 in 1997. The decrease was due to reduced performance based compensation during 1998.

     Interest expense decreased by $272,000 to $275,000 in 1999, compared to $547,000 in 1998, primarily as a result of the shorter 1999 period described above. Interest expense in 1998 increased by $134,000, or 32%, compared to $413,000 in 1997, due to an increase in the Company's term loan in November 1997 and an increase in the pro-rata share of HEP's interest expense due to HEP's higher outstanding debt in 1998.

     Operating Subsidiaries Division. The Company's operating subsidiaries division consists of textile products and hotels segments.

TEXTILE PRODUCTS

     Revenues. Sales of $80,704,000 increased by $361,000 in 1999, or less than 1%, compared to $80,343,000 in 1998. Sales decreased by $11,209,000, or 12%, in
1998, compared to $91,552,000 in 1997. The decrease in distribution sales in 1999 was due to lower priced Asian imports and domestic customers moving production out of the country, offset by increased revenues at the dying and finishing plant. Sales for the distribution businesses were lower in 1998 compared to 1997, due to decreased demand for textile products in consumer markets, partially offset by increased sales of industrial products.

     Expenses. Total expenses decreased $106,000 to $79,139,000 in 1999. The 1998 expenses decreased $10,330,000 to $79,245,000, or 12%, from $89,575,000 in
1997. Cost of sales decreased to $69,095,000, or less than 1%, in 1999. The 1998 cost of sales of $69,502,000 decreased by $9,971,000, or 13%, principally due to the aforementioned sales decrease. The gross profit margin was 14.4%, 13.5% and 13.2% in 1999, 1998 and 1997, respectively. The higher gross profit margin in 1999 was primarily attributable to improved performance at the Kenyon plant, due to higher volumes and increased operating efficiencies.

     Administrative and selling expenses of $9,124,000 for 1999 increased by $319,000, or 4%, from the 1998 amount of $8,805,000, which decreased $267,000, or 3%, compared to the 1997 amount of $9,072,000. The fluctuations were attributable to operating expenses associated with the changes in sales revenue for the respective years.

     Interest expense decreased by $18,000 for 1999 and $92,000 for 1998, and the amounts were $920,000, $938,000 and $1,030,000, for the years ended 1999, 1998 and 1997, respectively. The respective decreases were the result of lower average borrowings and lower interest rates.

HOTELS

     Revenues. Sales of $21,894,000 in 1999 increased by $764,000, or 4%, from the 1998 amount of $21,130,000. The increase in 1999 was due to management fee revenues from the Enclave, a resort condominium hotel acquired in July 1998, and increased revenues at the Longboat Key, Florida Holiday Inn hotel and Oklahoma City Embassy Suites properties, partially offset by reduced revenues associated with lower occupancy at the Company's three GuestHouse Suites Plus hotels, as a result of a $2.5 million renovation substantially completed by the end of 1999. The Longboat Key Holiday Inn revenue increased by $1,321,000 for 1999, as a result of increased occupancy and average daily rate following a $4.1 million renovation project completed in April 1998 and improved weather conditions in 1999. For all hotels combined, average daily rate increased by 3.0% for 1999, however average occupancy declined 14.6%, compared to 1998 due to the aforementioned renovations at the GuestHouse Suites Plus properties. Sales for 1998 increased by $92,000, or less than 1%, from the 1997 amount of $21,038,000. The average daily rate and the average occupancy for 1998 declined 1.4% and 2.8%, respectively, compared to 1997 amounts. The 1998 sales increase was primarily due to management fee revenues from Enclave which was acquired in July 1998, partially offset by a decline in revenue at the Longboat Key Holiday Inn and Oklahoma City Embassy Suite properties.

     Expenses. Hotel expenses were $24,406,000 for 1999, $23,226,000 for 1998, and $21,275,000 for 1997.

     Operating expenses of $19,013,000 for 1999 increased by $461,000, or 2%, from the 1998 amount of $18,552,000, which increased by $1,562,000, or 9%, from the 1997 amount of $16,990,000. The 1999 increase was the result of a full year of operations for the Enclave and increased Longboat Key expenses, offset by an elimination of lease rent at the Embassy Suites, as that property's fee interest was acquired in September 1998. The 1998 increase was primarily attributable to operating expenses at the Enclave acquired in July 1998. Operating expenses at the remaining properties for 1998 increased $237,000, or 1%, compared to 1997 expenses.

     Depreciation and amortization expense of $2,896,000 for 1999 decreased by $288,000, or 9%, from the 1998 amount of $3,184,000, which increased by $343,000, or 12%, from the 1997 amount of $2,841,000. The 1999 decrease was due to a reduction in leasehold amortization for Longboat Key which became fully amortized and a reduction in amortization of costs associated with the Enclave, offset by a full year of depreciation expense from the aforementioned acquisition of Embassy Suites. The 1998 increase compared to 1999 was due to one-half year depreciation and amortization for the Enclave and one-third year depreciation for the Embassy Suites.

     Interest expense of $2,497,000, for 1999 increased by $1,007,000, or 68%, from the 1998 amount of $1,490,000, which increased by $46,000, or 3%, from the 1997 amount of $1,444,000. The 1999 increase was due to a full year's expense for the Embassy Suites. The 1998 increase was due to the financing to acquire the Embassy Suites in September 1998, offset by reduced costs from the refinancing of the GuestHouse Suites Plus Tulsa and Greenville mortgages at more favorable interest rates in the 1998 fourth quarter.

ASSOCIATED COMPANY

     The Company has not been engaged in this segment since March 1997, as its remaining ShowBiz investment was sold at that time.

     Revenues. Associated company income for 1997 was $19,416,000, including the Company's pro-rata share of ShowBiz' results using the equity method of accounting of $1,139,000 and a gain of $18,277,000 from the March 1997 sale of the Company's remaining investment in ShowBiz. The Company sold its 2,632,983 remaining ShowBiz shares as part of a ShowBiz secondary common stock offering. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax net operating loss carryforwards and to focus on core investments.

     Expenses. Interest expense for 1997 was $607,000, representing interest on a $7,000,000 margin loan and a $4,000,000 promissory note, which had been collateralized by the ShowBiz investment and were repaid.

OTHER

     Revenues. Total revenues were $344,000 in 1999, $1,728,000 in 1998 and $3,207,000 in 1997.

     Fee income for 1999 of $241,000 decreased by $309,000, or 56%, compared to $550,000 in 1998. The decrease was due to the termination of a consulting contract with the Company's energy affiliate following the completion of the Energy Consolidation in June 1999. Fee income for 1998 was substantially the same as the 1997 amount of $560,000. The fees were derived from financial consulting contracts with an HEP affiliate and ShowBiz. The consulting contract with the HEP affiliate, provided for a $550,000 annual fee until its termination in June 1999. The ShowBiz contract provided for a $125,000 annual fee until its termination in March 1997.

     Interest on short-term investments and other income in 1999 was $103,000, compared to the 1998 amount of $153,000. The 1999 decrease was due to lower interest income earned on the Company's short term investments. The substantial decrease of $986,000 in 1998, compared to the 1997 amount of $1,139,000 was primarily attributable to lower interest income earned on the Company's short term investments, and lower rental income from the subleasing of executive office space formerly occupied by an affiliated entity, which master lease expired in May 1998. The 1997 amount also included interest income attributed to significantly higher cash balances generated by the ShowBiz sale.

     During 1998, the Company favorably settled a 1996 litigation claim for $1,025,000 involving its former merchant banking activities, and reported it as revenue in 1998. During 1997, the Company favorably settled an insurance claim for $1,508,000, net of associated legal costs, involving issues relating to directors and officers liability coverage, and reported it as revenue in 1997.

     Expenses. Administrative expenses of $2,442,000 for 1999 compares to $2,662,000 for 1998 and $3,291,000 for 1997. The decrease of $220,000, or 8%, in
1999, was primarily due to lower consulting fees and reduced costs associated with the redemption of 7% Debentures in 1999, compared to the costs of the exchange for 10% Debentures in 1998. The decrease of $629,000, or 19%, in 1998, was primarily due to lower consulting and other professional fees.

     The loss from redemption of treasury stock of $1,769,000 was the result of the Separation Agreement between the Company and its former president, Brian M. Troup. Mr. Troup and a related trust exchanged their 24% stock ownership in the Company, for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in Hallwood Energy, all of the Company's interest in its condominium hotel business and future cash payments based on the net cash flow from the Company's real estate management activities. See Note 9 to the Company's consolidated financial statements.

     Interest expense for the three year period primarily relates to the Company's, 7% Collateralized Senior Subordinated Debentures, 10% Collateralized Subordinated Debentures, 13.5% Subordinated Debentures and the Senior Secured Term Loan. Interest expense of $1,244,000 for 1999 increased by $234,000, or 23%, compared to 1998 interest of $1,010,000. The increase was primarily due to an exchange offer in August 1998, whereby $6,468,000 of 7% Debentures were exchanged for a new issue of 10% Debentures and the refinancing of the 7% Debentures in December 1999 from proceeds of a new 10.25% Senior Secured Term Loan. Interest expense of $1,010,000 for 1998 decreased by $2,587,000, or 72%, compared to 1997 interest of $3,597,000. The decrease was primarily due to (i) the repurchase of $12,875,000 of its 13.5% Debentures in June 1997, pursuant to a self-tender offer; (ii) the December 1997 redemption of the remaining $14,287,000 outstanding 13.5% Debentures; (iii) the repurchase of 7% Debentures with a face amount of $2,253,000 in January 1998, partially offset by the August 1998 exchange offer for 10% Debentures. See Note 6 to the Company's consolidated financial statements.

     Income Taxes. The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax basis of assets and liabilities (approximately $42,794,000 at December 31, 1999), tax net operating loss carryforwards ("NOLs") (approximately $47,874,000 at December 31, 1999) and tax credit carryforwards (approximately $3,065,000 at December 31, 1999), to the extent that realization of such benefits is "more likely than not", as defined in Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes ("SFAS No. 109"). As a result of the appreciation in the market value of the HRP limited partner units, the excess of market value over carrying value of certain other assets, including Hallwood Energy and various hotels, and projected income from operations, management has determined that the deferred tax asset should be increased to reflect the anticipated utilization of NOLs from assumed realization of the gains and projected income from operations. Accordingly the Company recorded a deferred tax benefit of $873,000 in 1999 and $4,308,000 in 1998 from anticipated future utilization of NOLs, which increased the deferred tax asset to $7,221,000 at December 31, 1999 from $6,348,000 at December 31, 1998 and $2,040,000 at
December 31, 1997.

     In 1999, the Company recorded a federal current charge of $71,000 for alternative minimum tax and $233,000 for state tax expense. See Note 10 to the Company's consolidated financial statements.

     During 1998, management completed a consolidation of the Company's real estate assets. The assets were transferred at market value into a new structure and, although the book basis of the assets was not changed, the consolidation resulted in the recognition of a significant tax gain in 1998. Certain of the Company's NOLs were utilized to reduce the related income tax effect of the consolidation, although the Company recorded a current charge for federal alternative minimum tax and state tax expense. The 1998 current federal and state tax expenses were $745,000 and $448,000, respectively.

     In 1997, concurrent with the sale of the ShowBiz investment, the Company recorded an $8,960,000 non-cash federal deferred tax charge and a federal current charge of $535,000 for alternative minimum tax. Additionally, the Company recorded current federal and state tax expense of $117,000 and $296,000, respectively.

     The Company's NOLs expire as follows: 2006 -- $18,199,000;
2007 -- $8,517,000 and 2008 to 2010 -- $21,158,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $21,238,000 of the NOLs prior to their ultimate expiration in the year 2010.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments, energy investments and hotel properties, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

     Extraordinary Gain from Early Extinguishment of Debt. The Company recognized an extraordinary gain from early extinguishment of debt of $240,000, $1,481,000 and $200,000 in 1999, 1998 and 1997, respectively. The 1999 gain of
$240,000 resulted from the December 1999 redemption of the 7% Debentures at par value, to the extent of the remaining unamortized gain. The 1998 gain resulted from the January repurchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000 resulting in a gain of $107,000, and a $1,374,000 gain from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from extinguishment of debt reported by HRP in 1998. In 1997, the Company recorded a net extraordinary gain from debt extinguishment of $200,000. Of this amount, $877,000 was attributable to the gain from the partial repurchase of 13.5% Debentures in June, offset by $677,000 of losses from the refinancing of the Company's GuestHouse Suites Plus hotel mortgages in Tulsa, Oklahoma and Greenville, South Carolina.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents at December 31, 1999 totaled $926,000.

     The Company's real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. The Company has pledged 300,397 HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Senior Secured Term Loan and 30,035 HRP units to collateralize hotel capital lease obligations. Each quarter Hallwood Realty reviews HRP's capacity to make cash distributions to its partners. No distributions were declared by HRP in 1999.

     In the years ended December 31, 1999, 1998 and 1997, the Company received cash dividends of $400,000, $784,000 and $1,000,000, respectively, from Brookwood. A cash dividend for 2000 is contingent upon Brookwood's compliance with the covenants contained in its new loan agreement. In addition, the Company received $350,000, $446,000 and $638,000 under its tax sharing agreement with Brookwood in the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, Brookwood had an additional $2,453,000 of borrowing base availability under its loan agreement.

     Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital, although it is anticipated that working capital generated in 2000 will be utilized at the subsidiary level. Sales of hotels are also a source of liquidity; however, it may be impacted by the inability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a $4.1 million renovation of the Longboat Key Holiday Inn hotel in April 1998, $2.5 million of which was financed by the owner in the form of higher lease payments. During the second half of 1999, the Company substantially completed a $2.5 million renovation at the three GuestHouse Suites Plus hotels. Approximately $2.1 million of the renovation costs were financed from proceeds of capital leases and the balance from capital reserves held by mortgage lenders.

     Management believes that it will have sufficient funds for operations and to satisfy its current obligations. See Notes 5 and 6 to the Company's consolidated financial statements for a further discussion of the Company's loan and debenture obligations.

     On March 16, 2000, the Board of Directors authorized a stockholder loan of $1,500,000 which will contain certain common stock conversion options.

     As described in Note 18 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,118,000 (excluding operating lease commitments of $20,874,000).

INFORMATION SYSTEMS AND THE YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. The Company, its subsidiaries and affiliates had each established Year 2000 programs for their respective industry segments and monitored their status to determine that all necessary modifications were completed and tested. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, neither the Company, nor any of its subsidiaries or affiliates experienced any significant disruptions in its critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change.

     The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its computer applications, and those of its suppliers and vendors, throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are properly addressed.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. The statement is effective for the Company beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is part of a hedge transaction, and if it is, the type of hedge transaction. The Company currently has hedging contracts in its energy segment as related to oil and gas activities and its real estate segment as related to an interest rate swap agreement. The impact on the Company's results of operations, financial position or cash flows will be dependent on the level and type of derivative instruments the Company or its affiliated entities will have entered into at the time SFAS No. 133 is implemented. The Company is not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

INFLATION

     Inflation did not have a significant impact on the Company in 1999, 1998 and 1997, and is not anticipated to have a material impact in 2000.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not directly have any derivative financial instruments in place as of December 31, 1999, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in Hallwood Energy has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, Hallwood Energy's deliverable volumes. Hallwood Energy attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of December 31, 1999, HRP had a single "pay fixed/receive variable" interest rate swap agreement with highly rated counterparties in which the interest payments are calculated on a notional amount. Management does not consider the portion attributable to the Company to be significant on this derivative instrument.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at December 31, 1999 (in thousands):

                                                  EXPECTED MATURITIES AS OF DECEMBER 31, 1999
                                            -------------------------------------------------------              FAIR
DEBT CLASSIFICATION                          2000     2001     2002     2003     2004    THEREAFTER    TOTAL     VALUE
-------------------                         ------   ------   ------   ------   ------   ----------   -------   -------
Fixed Rate................................  $3,682   $4,071   $4,501   $4,982   $5,510    $32,494     $55,240   $52,527
  Average Interest Rate...................    8.97%    8.89%    8.79%    8.65%    8.45%      8.16%
Variable Rate.............................  $5,686   $  161   $6,183   $  209   $  238    $   214     $12,691   $12,691
  Average Interest Rate...................    9.15%    9.38%    9.29%   13.15%   13.15%     13.15%

     There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of approximately $1,359,000 during 2000, assuming that outstanding debt remained at current levels.

FORWARD-LOOKING STATEMENTS

     In the interest of providing stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings, industrial parks and hotels in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the volatility of oil and gas prices; the ability to continually replace and expand oil and gas reserves; and the imprecise process of estimating oil and gas reserves and future cash flows. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

     In addition to Anthony J. Gumbiner, age 55, who serves as Director, Chairman and President, the following individuals also serve as executive officers of the Company:

     William L. Guzzetti, age 56, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of Hallwood Energy since December 1998. He was President, Chief Operating Officer and a director of the general partner of HEP from February 1985 until June 1999 and as President, Chief Operating Officer and a Director of HCRC from May 1991 until June 1999. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He is a member of the Florida Bar and the State Bar of Texas.

     Melvin J. Melle, age 57, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

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

          1. Financial Statements.

             Included in Part II, Item 8. of this report are the following:

                Independent Auditors' Report
                Consolidated Balance Sheets, December 31, 1999 and 1998
                Consolidated Statements of Income, Years ended December 31,
                1999, 1998 and 1997
                Consolidated Statements of Changes in Stockholders' Equity,
                Years ended December 31, 1997, 1998 and 1999
                Consolidated Statements of Cash Flows, Years ended December
                31, 1999, 1998 and 1997
                Notes to Consolidated Financial Statements

          2. Financial Statement Schedules.

             Independent Auditors' Report on Schedules

                I     Condensed Financial Information of Registrant
                II   Valuation and Qualifying Accounts and Reserves
                III  Real Estate and Accumulated Depreciation

     All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

          Financial Statements of Hallwood Realty Partners, L.P.

             Form 10-K for the year ended December 31, 1999

          Financial Statements of Hallwood Energy Corporation

             Form 10-K for the year ended December 31, 1999

          3. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            3.1          -- Second Restated Certificate of Incorporation of The
                            Hallwood Group Incorporated, is incorporated herein by
                            reference to Exhibit 4.2 to the Company's Form S-8
                            Registration Statement, File No. 33-63709.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
            3.2          -- Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K for
                            the year ended December 31, 1997, File No. 1-8303.
            4.1          -- Indenture Agreement and related Pledge and Security
                            Agreement, dated as of August 31, 1998 among Bank One,
                            N.A., a national banking association, as Trustee and the
                            Company, regarding 10% Collateralized Subordinated
                            Debentures due July 31, 2005, is incorporated herein by
                            reference to Form T-3 filed June 2, 1998 and related
                            T-3/A amendments filed on June 17, 1998, August 4, 1998
                            and August 31, 1998, File No. 1-8303.
           10.1          -- Amended and Restated Agreement, dated March 30, 1990,
                            between the Company and Stanwick Management Company, Inc.
                            (subsequently merged into its parent, Stanwick Holdings,
                            Inc.) concerning the allocation of costs and expenses
                            incurred in connection with the operation and management
                            of their common offices is incorporated herein by
                            reference to Exhibit 10.30 to the Company's Form 10-Q for
                            the fiscal quarter ended April 30, 1990, File No. 1-8303.
          *10.2          -- Employment Agreement, dated January 1, 1994, between the
                            Company and Melvin John Melle, as incorporated by
                            reference to Exhibit 10.9 to the Company's Form 10-K for
                            the fiscal year ended July 31, 1994, File No. 1-8303.
           10.3          -- Tax Sharing Agreement, dated as of March 15, 1989,
                            between the Company and Brookwood Companies Incorporated
                            is incorporated herein by reference to Exhibit 10.25 to
                            the Company's Form 10-K for the fiscal year ended July
                            31, 1989, File No. 1-8303.
          *10.4          -- Amended Tax-Favored Savings Plan Agreement of the
                            Company, effective as of February 1, 1992, is
                            incorporated herein by reference to Exhibit 10.33 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1992, File No. 1-8303.
          *10.5          -- Hallwood Special Bonus Agreement, dated as of August 1,
                            1993, between the Company and all members of its control
                            group that now, or hereafter, participate in the Hallwood
                            Tax Favored Savings Plan and its related trust, and those
                            employees who, during the plan year of reference are
                            highly-compensated employees of the Company, is
                            incorporated herein by reference to Exhibit 10.34 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1994, File No. 1-8303.
          *10.6          -- 1995 Stock Option Plan for The Hallwood Group
                            Incorporated is incorporated herein by reference to
                            Exhibit 4.1 of the Company's Form S-8 Registration
                            Statement, File No. 33-63709.
           10.7          -- Revolving credit loan and security agreement, related
                            revolving credit notes and stock pledge and security
                            agreements, all dated as of December 22, 1999, by and
                            among Brookwood Companies Incorporated, Kenyon
                            Industries, Inc., Brookwood Laminating, Inc. and Key Bank
                            National Association, filed herewith.
           10.8          -- Promissory note and related credit agreement for an
                            $18,000,000 term loan, dated as of December 21, 1999,
                            among HWG, LLC, as borrower, The Hallwood Group
                            Incorporated, as parent guarantor, First Bank Texas,
                            N.A., as Administrative Agent, and Financial
                            Institutions, as lenders, filed herewith.
          *10.9          -- Financial Consulting Agreement, dated as of December 31,
                            1996, between the Company and HSC Financial Corporation,
                            is incorporated herein by reference to Exhibit 10.22 to
                            the Company's Form 10-K for the year ended December 31,
                            1996, File No. 1-8303.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           10.10         -- Promissory note and related mortgage loan agreement in
                            the original amount of $5,280,000, dated October 31,
                            1997, between Brock Suite Tulsa, Inc., as Maker, and
                            Credit Suisse First Boston Mortgage Capital LLC, as
                            Lender, is incorporated herein by reference to Exhibit
                            10.28 to the Company's Form 10-K for the year ended
                            December 31, 1997, File No. 1-8303.
           10.11         -- Promissory note and related mortgage loan agreement in
                            the original amount of $6,750,000, dated December 24,
                            1997, between Brock Suite Greenville, Inc., as Maker, and
                            L.J. Melody & Company, as Lender, is incorporated herein
                            by reference to Exhibit 10.29 to the Company's Form 10-K
                            for the year ended December 31, 1997, File No. 1-8303.
           10.12         -- Promissory note and related mortgage loan and security
                            agreement in the original amount of $17,250,000, dated
                            September 11, 1998, between Hallwood Hotels -- OKC, Inc.,
                            as Maker, and WMF Capital Corporation, as Lender, is
                            incorporated herein by reference to Exhibit 10.31 to the
                            Company's Form 10-Q for the quarter ended September 30,
                            1998, File No. 1-8303.
           10.13         -- Promissory note and related loan agreement in the
                            original amount of $1,300,000, dated September 11, 1998,
                            between Hallwood Hotels -- OKC Mezz, Inc., as Maker, and
                            Commercial Mortgage Investment Trust, Inc., as Lender, is
                            incorporated herein by reference to Exhibit 10.32 to the
                            Company's Form 10-Q for the quarter ended September 30,
                            1998, File No. 1-8303.
           10.14         -- Agreement, as of May 5, 1999, among The Hallwood Group
                            Incorporated, Epsilon Trust and Brian Troup, is
                            incorporated herein by reference to Exhibit 10.34 to the
                            Company's Form 10-Q for the quarter ended March 31, 1999,
                            File No. 1-8303.
           21            -- Active subsidiaries of the Registrant as of February 29,
                            2000.
           27            -- Financial data schedule.

     (b) Reports on Form 8-K.

     None.
---------------

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

                                            THE HALLWOOD GROUP INCORPORATED

                                            By:     /s/ MELVIN J. MELLE
                                              ----------------------------------
                                                       Melvin J. Melle
                                                  Vice President -- Finance
                                                   (Principal Financial and
                                                      Accounting Officer)

Dated: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 29th day of March 2000.


                 /s/ MELVIN J. MELLE                       Vice President -- Finance (Principal
-----------------------------------------------------        Financial and Accounting Officer)
                  (Melvin J. Melle)

               /s/ ANTHONY J. GUMBINER                     Director, Chairman of the Board and
-----------------------------------------------------        President (Principal Executive and
                (Anthony J. Gumbiner)                        Operating Officer)

             /s/ CHARLES A. CROCCO, JR.                    Director
-----------------------------------------------------
              (Charles A. Crocco, Jr.)

                /s/ J. THOMAS TALBOT                       Director
-----------------------------------------------------
                 (J. Thomas Talbot)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    23
Financial Statements:
  Consolidated Balance Sheets, December 31, 1999 and 1998...    24
  Consolidated Statements of Income, Years Ended December
     31, 1999, 1998 and 1997................................    26
  Consolidated Statements of Changes in Stockholders'
     Equity, Years Ended December 31, 1997, 1998 and 1999...    28
  Consolidated Statements of Cash Flows, Years Ended
     December 31, 1999, 1998 and 1997.......................    29
  Notes to Consolidated Financial Statements................    30
Independent Auditors' Report on Schedules...................    62
Schedules:
  I    Condensed Financial Information of Registrant (Parent
     Company)...............................................    63
  II   Valuation and Qualifying Accounts and Reserves.......    68
  III  Real Estate and Accumulated Depreciation.............    69
  All other schedules are omitted since the required
  information is not applicable or is included in the
  financial statements or related notes.
Financial Statements of Hallwood Realty Partners, L.P.
  Form 10-K for the Year Ended December 31, 1999
Financial Statements of Hallwood Energy Corporation
  Form 10-K for the Year Ended December 31, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2000

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

Asset Management
  Real Estate
     Investments in HRP.....................................  $  8,232   $  9,771
     Receivables and other assets
       Related parties......................................     1,698        119
       Other................................................       229        568
                                                              --------   --------
                                                                10,159     10,458
  Energy
     Investments in Hallwood Energy.........................     4,927         --
     Oil and gas properties, net............................        --     11,479
     Current assets of HEP..................................        --      2,895
     Noncurrent assets of HEP...............................        --      1,219
     Receivables and other assets...........................        --        482
                                                              --------   --------
                                                                 4,927     16,075
                                                              --------   --------
          Total asset management assets.....................    15,086     26,533
Operating Subsidiaries
  Textile products
     Inventories............................................    18,782     16,708
     Receivables............................................    12,630     11,713
     Property, plant and equipment, net.....................     8,997      8,738
     Other..................................................       867        889
                                                              --------   --------
                                                                41,276     38,048
  Hotels
     Properties, net........................................    31,509     31,810
     Receivables and other assets...........................     2,026      3,845
                                                              --------   --------
                                                                33,535     35,655
                                                              --------   --------
          Total operating subsidiaries assets...............    74,811     73,703
Other
     Deferred tax asset, net................................     7,221      6,348
     Restricted cash........................................     1,883        708
     Other..................................................     1,791      1,191
     Cash and cash equivalents..............................       926        769
                                                              --------   --------
          Total other assets................................    11,821      9,016
                                                              --------   --------
          Total Assets......................................  $101,718   $109,252
                                                              ========   ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Asset Management
  Real Estate
     Accounts payable and accrued expenses..................  $    707   $    775
     Loan payable...........................................        --        500
                                                              --------   --------
                                                                   707      1,275
Energy
  Accounts payable and accrued expenses.....................       465      1,144
  Long-term obligations of HEP..............................        --      5,306
  Current liabilities of HEP................................        --      3,949
  Loan payable..............................................        --      2,267
                                                              --------   --------
                                                                   465     12,666
                                                              --------   --------
          Total asset management liabilities................     1,172     13,941
Operating Subsidiaries
  Textile products
     Loan payable...........................................    11,545      9,900
     Accounts payable and accrued expenses..................     8,506      7,646
                                                              --------   --------
                                                                20,051     17,546
  Hotels
     Loans payable..........................................    31,918     30,354
     Accounts payable and accrued expenses..................     2,021      2,120
                                                              --------   --------
                                                                33,939     32,474
                                                              --------   --------
          Total operating subsidiaries liabilities..........    53,990     50,020
Other
  Senior Secured Term Loan..................................    18,000         --
  10% Collateralized Subordinated Debentures................     6,768      6,808
  Interest and other accrued expenses.......................     3,730      1,818
  7% Collateralized Senior Subordinated Debentures..........        --     14,727
                                                              --------   --------
          Total other liabilities...........................    28,498     23,353
                                                              --------   --------
          Total Liabilities.................................    83,660     87,314
Redeemable Preferred Stock
  Series B, $.10 par value; 250,000 shares issued and
     outstanding............................................     1,000      1,000
Contingencies and Commitments
Stockholders' Equity
  Preferred stock, $.10 par value; authorized 500,000
     shares; 250,000 shares issued and outstanding as Series
     B......................................................        --         --
  Common stock, $.10 par value; authorized 10,000,000
     shares; issued 2,396,149 shares in both years;
     outstanding 1,424,789 and 1,882,469 shares,
     respectively...........................................       240        240
  Additional paid-in capital................................    54,743     54,743
  Accumulated deficit.......................................   (23,007)   (24,676)
  Treasury stock, 971,360 and 513,680 shares, respectively;
     at cost................................................   (14,918)    (9,369)
                                                              --------   --------
          Total Stockholders' Equity........................    17,058     20,938
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $101,718   $109,252
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Asset Management
  Real estate
     Fees
       Related parties......................................  $ 8,110   $ 4,381   $ 4,776
       Other................................................      981     1,544     1,530
     Equity income from investments in HRP..................      412     1,888       900
                                                              -------   -------   -------
                                                                9,503     7,813     7,206
     Administrative expenses................................    2,301     2,075     2,436
     Depreciation and amortization..........................      672       674       674
     Interest...............................................       --        58       160
     Provision for losses...................................       --        --        81
                                                              -------   -------   -------
                                                                2,973     2,807     3,351
                                                              -------   -------   -------
          Income from real estate operations................    6,530     5,006     3,855
  Energy
     Gas revenues...........................................    1,677     3,652     4,020
     Oil revenues...........................................      603     1,405     1,993
     Equity income from investments in Hallwood Energy......      380        --        --
     Other income...........................................      235       159       337
                                                              -------   -------   -------
                                                                2,895     5,216     6,350
     Depreciation, depletion, amortization and impairment...      849     1,761     1,387
     Operating expenses.....................................      796     1,533     1,401
     Administrative expenses................................      537       968     1,317
     Interest...............................................      275       547       413
                                                              -------   -------   -------
                                                                2,457     4,809     4,518
                                                              -------   -------   -------
          Income from energy operations.....................      438       407     1,832
                                                              -------   -------   -------
          Income from asset management operations...........    6,968     5,413     5,687
Operating Subsidiaries
  Textile products
     Sales..................................................   80,704    80,343    91,552
     Cost of sales..........................................   69,095    69,502    79,473
     Administrative and selling expenses....................    9,124     8,805     9,072
     Interest...............................................      920       938     1,030
                                                              -------   -------   -------
                                                               79,139    79,245    89,575
                                                              -------   -------   -------
          Income from textile products operations...........    1,565     1,098     1,977
  Hotels
     Sales..................................................   21,894    21,130    21,038
     Operating expenses.....................................   19,013    18,552    16,990
     Depreciation and amortization..........................    2,896     3,184     2,841
     Interest...............................................    2,497     1,490     1,444
                                                              -------   -------   -------
                                                               24,406    23,226    21,275
                                                              -------   -------   -------
          Loss from hotel operations........................   (2,512)   (2,096)     (237)
                                                              -------   -------   -------
          Income (loss) from operating subsidiaries.........     (947)     (998)    1,740

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Associated Company
  Income from investment in ShowBiz.........................  $    --   $    --   $19,416
  Interest..................................................       --        --       607
                                                              -------   -------   -------
          Income from associated company....................       --        --    18,809
Other
  Fee income from related parties...........................      241       550       560
  Interest on short-term investments and other income.......      103       153     1,139
  Litigation and insurance settlements......................       --     1,025     1,508
                                                              -------   -------   -------
                                                                  344     1,728     3,207
  Administrative expenses...................................    2,442     2,662     3,291
  Loss from redemption of treasury stock....................    1,769        --        --
  Interest..................................................    1,244     1,010     3,597
                                                              -------   -------   -------
                                                                5,455     3,672     6,888
                                                              -------   -------   -------
          Other loss, net...................................   (5,111)   (1,944)   (3,681)
                                                              -------   -------   -------
  Income before income taxes and extraordinary gain.........      910     2,471    22,555
  Income taxes (benefit)....................................     (569)   (3,115)    9,908
                                                              -------   -------   -------
  Income before extraordinary gain..........................    1,479     5,586    12,647
  Extraordinary gain from early extinguishment of debt......      240     1,481       200
                                                              -------   -------   -------
          Net Income........................................    1,719     7,067    12,847
  Preferred stock dividends.................................       50        50        50
                                                              -------   -------   -------
          Net Income Available to Common Stockholders.......  $ 1,669   $ 7,017   $12,797
                                                              =======   =======   =======
Per Common Share
  Basic
     Income before extraordinary gain.......................  $  0.76   $  2.94   $  5.97
     Extraordinary gain from extinguishment of debt.........     0.13      0.79      0.10
                                                              -------   -------   -------
          Net income........................................  $  0.89   $  3.73   $  6.07
                                                              =======   =======   =======
  Assuming Dilution
     Income before extraordinary gain.......................  $  0.75   $  2.84   $  5.75
     Extraordinary gain from extinguishment of debt.........     0.13      0.76      0.09
                                                              -------   -------   -------
          Net income........................................  $  0.88   $  3.60   $  5.84
                                                              =======   =======   =======
Weighted Average Shares Outstanding:
       Basic................................................    1,870     1,882     2,109
                                                              =======   =======   =======
       Assuming dilution....................................    1,899     1,947     2,190
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                COMMON STOCK
                               --------------   ADDITIONAL                  TREASURY STOCK         TOTAL
                                         PAR     PAID-IN     ACCUMULATED   -----------------   STOCKHOLDERS'
                               SHARES   VALUE    CAPITAL       DEFICIT     SHARES     COST        EQUITY
                               ------   -----   ----------   -----------   ------   --------   -------------
Balance, January 1, 1997.....  2,396    $240     $57,226      $(44,490)      449    $ (7,192)     $ 5,784
  Net income.................                                   12,847                             12,847
  Purchase of treasury
     stock...................                                                456      (8,373)      (8,373)
  Preferred stock
     dividends...............                                      (50)                               (50)
  Exchange of treasury stock
     for ShowBiz shares......                     (2,626)                   (402)      6,446        3,820
  Proportionate share of
     stockholders' equity
     transactions of equity
     investments.............                        143                                              143
                               -----    ----     -------      --------      ----    --------      -------
Balance, December 31, 1997...  2,396     240      54,743       (31,693)      503      (9,119)      14,171
  Net income.................                                    7,067                              7,067
  Purchase of treasury
     stock...................                                                 10        (250)        (250)
  Preferred stock
     dividends...............                                      (50)                               (50)
                               -----    ----     -------      --------      ----    --------      -------
Balance, December 31, 1998...  2,396     240      54,743       (24,676)      513      (9,369)      20,938
  Net income.................                                    1,719                              1,719
  Purchase of treasury
     stock...................                                                458      (5,549)      (5,549)
  Preferred stock
     dividends...............                                      (50)                               (50)
                               -----    ----     -------      --------      ----    --------      -------
Balance, December 31, 1999...  2,396    $240     $54,743      $(23,007)      971    $(14,918)     $17,058
                               =====    ====     =======      ========      ====    ========      =======

All references to the number of common shares have been retroactively adjusted for the three-for-two stock split paid on November 5, 1999.

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash Flows from Operating Activities
  Net income................................................  $  1,719   $  7,067   $ 12,847
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion, amortization and impairment...     5,612      7,006      6,142
     Loss from redemption of treasury stock.................     1,769         --         --
     Net change in deferred tax asset.......................      (873)    (4,308)     8,960
     Distributions from HEP.................................       545      2,199      2,135
     Equity in net income of HRP............................      (412)    (1,888)      (900)
     Undistributed income from HEP..........................      (484)    (2,472)    (3,826)
     Amortization of deferred gain from debenture
       exchanges............................................      (439)      (504)      (600)
     Equity in net income of Hallwood Energy................      (380)        --         --
     Extraordinary gain from extinguishment of debt.........      (240)    (1,481)      (200)
     Preferred dividends from Hallwood Energy...............        22         --         --
     Gain from sale of investment in ShowBiz................        --         --    (18,277)
     Equity in net income of ShowBiz........................        --         --     (1,139)
     Accrued interest on 13.5% Debentures...................        --         --      1,069
     Provision for losses...................................        --         --         81
     Net change in textile products assets and
       liabilities..........................................    (2,186)     3,675     (2,825)
     Net change in other assets and liabilities.............    (1,822)       119       (300)
     Net change in energy assets and liabilities............      (411)      (228)        88
                                                              --------   --------   --------
          Net cash provided by operating activities.........     2,420      9,185      3,255
Cash Flows from Investing Activities
  Investments in textile products property and equipment....    (1,377)    (1,009)    (1,440)
  Purchase of hotel properties and related assets...........      (861)   (21,845)    (1,286)
  Net change in restricted cash for investing activities....      (274)      (219)      (372)
  Investment in HEP by general partner......................       (50)      (171)        --
  Investments in energy property and equipment..............        (8)      (298)      (223)
  Proceeds from sale of investment in ShowBiz...............        --         --     40,323
  Purchase of minority shares of HEC........................        --         --       (648)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................    (2,570)   (23,542)    36,354
Cash Flows from Financing Activities
  Proceeds from bank borrowings and loans payable...........    29,545     18,550     18,630
  Redemption of 7% Debentures...............................   (14,088)    (2,146)        --
  Repayment of bank borrowings and loans payable............   (13,188)    (5,715)   (25,411)
  Payment of deferred loan costs............................    (1,011)        --         --
  Net change in restricted cash for financing activities....      (901)        --         --
  Payment of preferred stock dividends......................       (50)       (50)       (50)
  Purchase of common stock for treasury.....................        --       (250)    (8,373)
  Redemption of 13.5% Debentures............................        --         --    (27,163)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................       307     10,389    (42,367)
                                                              --------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........       157     (3,968)    (2,758)
Cash and Cash Equivalents, Beginning of Year................       769      4,737      7,495
                                                              --------   --------   --------
Cash and Cash Equivalents, End of Year......................  $    926   $    769   $  4,737
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

     The significant accounting policies of the Company, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries:

         Brock Suite Greenville, Inc.
         Brock Suite Hotels, Inc.
         Brock Suite Huntsville, Inc.
         Brock Suite Tulsa, Inc.
         Brookwood Companies Incorporated
         Brookwood Laminating, Inc.
         C-34 Holdings, Inc. (disposed in 1999)
         Condo Hotel and Resort Management, Inc. (disposed in 1999) Enclave Resort, Inc. (disposed in 1999)
         HEPGP Ltd.
         HWG, LLC
         HWG 95 Advisors, Inc.
         HWG 98 Advisors, Inc.
         HWG Holding One, Inc.
         HWG Holding Two, Inc.
         HWG Realty Investors, Inc. (merged in 1998)
         HWG Realty Investors, LLC
         HSC Securities Corporation
         Hallwood Commercial Real Estate, Inc. (merged in 1998)
         Hallwood Commercial Real Estate, LLC
         Hallwood Energy Corporation
         Hallwood G.P., Inc.
         Hallwood Hotels, Inc.
         Hallwood Hotels -- OKC, Inc.
         Hallwood Hotels -- OKC Mezz, Inc
         Hallwood-Integra Holding Company
         Hallwood Investment Company
         Hallwood-Kenyon Holding Company
         Hallwood Realty, LLC
         Hallwood Realty Corporation (merged in 1998)
         Integra Resort Management, Inc. (disposed in 1999)
         Kenyon Industries, Inc.

     The Company fully consolidates all subsidiaries and records a minority interest in those less than wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Recognition of Income

     Fee income from real estate operations is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements.

     Textile products sales are recognized upon shipment or release of product, when title passes to the customer.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

  (c) Comprehensive Income

     The Company had no items of other comprehensive income in the years presented.

  (d) Carrying Value of Investments

     Common shares and other securities are recorded at fair value determined as of the date acquired. Thereafter, equity accounting is utilized where the Company exercises significant influence over the issuer's operating and financial policies.

     Real estate is carried at cost, including interest costs associated with properties under development or renovation.

  (e) Investment in Energy Affiliate

     Prior to the Energy Consolidation in June 1999 discussed in Note 2, the Company and its energy subsidiaries accounted for their ownership of Hallwood Energy Partners, L.P. ("HEP") using the proportionate consolidation method of accounting, whereby the entities recorded their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. Subsequently, the Company utilizes the equity method of accounting, since it exercises significant influence over the operations and financial policies of its Hallwood Energy Corporation affiliate ("Hallwood Energy").

  (f) Oil and Gas Properties

     Prior to the Energy Consolidation, the Company followed the full cost method of accounting, whereby all costs related to the acquisition and development of oil and gas properties were capitalized in a single cost center ("full cost pool") and were amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales were generally credited to the full cost pool.

     Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment was recognized. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions.

     Costs were not accrued for future site restoration, dismantlement and abandonment related to proved oil and gas properties, because the Company and its energy affiliates estimated that such costs would be offset by the salvage value of the equipment sold upon abandonment of such properties. Estimates were based upon historical experience and review of current properties and restoration obligations.

     Unproved properties were withheld from the amortization base until such time as they were either developed or abandoned. The properties were evaluated periodically for impairment.

     Hallwood Energy entered into numerous financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

  (g) Purchase Price in Excess of Fair Value of Net Assets Acquired

     The purchase price in excess of fair value of the net assets acquired in business acquisitions is amortized over the expected period of benefit. The excess of the Company's proportionate share of the underlying equity in the net assets of HRP over its investment is amortized on a straight line basis over a period of 19 years. The excess of the Company's proportionate share of the underlying equity in the net assets of Hallwood Energy over its investment is amortized at a rate which approximates the depletion of Hallwood Energy's reserves.

  (h) Impairment

     The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  (i) Depreciation and Amortization

     Depreciation of fee-owned hotel properties is computed on the straight-line method over a period of twenty to twenty-five years, five to twenty years for improvements, and three to ten years for furniture and equipment. Amortization of hotel leasehold interests is computed on the straight-line method over the remaining lease term and varies from 6 to 10 years.

     Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized and depreciated over the estimated useful lives of the assets.

  (j) Income Taxes

     The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences, net operating loss carryforwards and tax credits reduced by a valuation allowance. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

  (k) Inventories

     Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market.

  (l) Statement of Cash Flows

     The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within ninety days from the date of acquisition.

  (m) Environmental Remediation Costs

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would significantly affect the operations, financial position or cash flow of the Company.

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

  (p) Concentration of Credit Risk

     The financial instruments of its wholly-owned subsidiaries which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures, and establishes allowances for anticipated losses.

  (q) Computation of Earnings Per Common Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Earnings per share assuming dilution is computed by dividing net income available to the common stockholders by the weighted average of outstanding equivalent shares outstanding. Stock options described in Note 8 are considered to be equivalent shares. The number of equivalent shares is computed using the "treasury stock method ," which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased with the proceeds from the exercise of such options.

     The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares used in the calculation of net income for the basic and assuming dilution methods after the retroactive application of the three-for-two stock split paid November 5, 1999, (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
DESCRIPTION                                                  1999     1998     1997
-----------                                                 ------   ------   -------
Net Income
  Net income, as reported.................................  $1,719   $7,067   $12,847
  Less: Preferred stock dividends.........................      50       50        50
                                                            ------   ------   -------
          Net income available to common stockholders.....  $1,669   $7,017   $12,797
                                                            ======   ======   =======
Weighted Average Shares Outstanding
  Basic...................................................   1,870    1,882     2,109
  Assumed issuance of shares from stock options
     exercised............................................      82      189       204
  Assumed repurchase of shares from stock options
     proceeds.............................................     (53)    (124)     (123)
                                                            ------   ------   -------
          Assuming dilution...............................   1,899    1,947     2,190
                                                            ======   ======   =======

  (r) New Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No.
133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. The statement is effective for the Company beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is part of a hedge transaction, and if it is, the type of hedge transaction. The Company currently has hedging contracts in its

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES energy segment as related to oil and gas activities and its real estate segment as related to an interest rate swap agreement. The impact on the Company's results of operations, financial position or cash flows will be dependent on the level and type of derivative instruments the Company or its affiliated entities will have entered into at the time SFAS No. 133 is implemented. The Company is not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

NOTE 2 -- INVESTMENTS IN AFFILIATES AND ASSOCIATED COMPANY (DOLLAR AMOUNTS IN THOUSANDS):

                                       DECEMBER 31, 1999     AMOUNT AT WHICH
                                      --------------------     CARRIED AT      INCOME FOR YEARS ENDED
                                       NUMBER     COST OR     DECEMBER 31,          DECEMBER 31,
BUSINESS SEGMENTS AND                 OF UNITS    ASCRIBED   ---------------   -----------------------
DESCRIPTION OF INVESTMENTS            OR SHARES    VALUE      1999     1998    1999    1998     1997
--------------------------            ---------   --------   ------   ------   ----   ------   -------
REAL ESTATE AFFILIATE
Hallwood Realty Partners, L.P.(A)
  -- General partner interest.......              $ 8,650    $3,243   $3,877   $ 51   $   77   $    29
  -- Limited partner interest.......    330,432     4,302     4,989    5,894    361    1,811       871
                                                  -------    ------   ------   ----   ------   -------
          Totals....................              $12,952    $8,232   $9,771   $412   $1,888   $   900
                                                  =======    ======   ======   ====   ======   =======
ENERGY AFFILIATE
Hallwood Energy Corporation (B)
  -- Common stock...................  1,440,000   $ 5,397    $4,624            $358
  -- Preferred stock................     43,816       303       303              22
                                                  -------    ------            ----
          Totals....................              $ 5,700    $4,927            $380
                                                  =======    ======            ====
ASSOCIATED COMPANY
ShowBiz Pizza Time, Inc. (C)
  -- Common stock
     Equity in earnings.............                                                           $ 1,139
     Gain on sale of shares.........                                                            18,277
                                                                                               -------
          Totals....................                                                           $19,416
                                                                                               =======

     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company, but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

     (A) In November 1990, the Company, through its former wholly owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note 13. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. The Company accounts for its investment in HRP on the equity method of accounting. In addition to recording its share of net income, the Company also records its pro rata share of various partner capital transactions reported by HRP. The Company's proportionate share of the underlying equity in net assets of HRP exceeds its investment by $4,849,000, which is being amortized on the straight-line basis over a period of 19 years.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Equitec initially retained the property management rights for a three-year period following the November 1990 consolidation. Beginning November 1993, the Company commenced amortization, over a ten-year period, of that portion of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES the general partner interest ascribed to the management rights and such amortization was $672,000 for each of the years ended December 31, 1999, 1998 and 1997.

     Between December 1990 and February 1995, the Company purchased 89,269 limited partner units for $905,000 in various transactions. In March 1995, the Company purchased 30,000 units for $356,000. In June 1995, HRP announced a commission-free program for its limited partner unitholders to sell their less than round lot holdings of 99 or fewer units. As a result of this program which expired in July 1995, HRP acquired 293,539 limited partner units. These units were resold to the Company for $4,115,000, which was the same price that HRP paid for such units. In subsequent incidental transactions, the Company acquired 232 additional units.

     The carrying value of the Company's investment in HRP includes non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, and its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such adjustments, from the original date of investment through December 31, 1999, resulted in a $712,000 decrease in the carrying value of the HRP investment. In 1998, the Company also recognized an extraordinary gain of $1,374,000 from the recognition of the Company's pro-rata share of HRP's $5,347,000 extraordinary gain from early extinguishment of debt.

     During 1998, management completed a consolidation of the Company's real estate assets into a new structure. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not effect the carrying value of the investments.

     In December 1999, the Company distributed 82,608 HRP limited partner units in connection with the Separation Agreement discussed in Note 9. The Company has pledged 300,397 HRP limited partner units to collateralize the Senior Secured Term Loan and 30,035 units to secure certain the hotel capital leases.

     The quoted market price per unit and the carrying value per unit of the HRP limited partner units (AMEX symbol HRY) at December 31, 1999 were $51.25 and $15.10, respectively. The general partner interest is not publicly traded.

     As of December 31, 1999, the Company owned a 1% general partner interest and a 20% limited partner interest (25% prior to December 21, 1999) in HRP.

     The following table sets forth summarized financial data of Hallwood Realty Partners, L.P. as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                1999       1998
                                                              --------   --------
Balance Sheet Data
  Real estate property, net.................................  $192,814   $175,779
  Total assets..............................................   230,386    214,023
  Mortgages payable.........................................   171,312    162,078
  Total partners' capital...................................    48,696     44,634
Income Statement Data
  Revenue...................................................  $ 59,645   $ 56,680
  Income before extraordinary gain..........................     4,062      6,246
  Net income................................................     4,062     11,593

     The data used to compile the above table was obtained from Securities and Exchange Commission filings on Form 10-K.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     (B) In December 1998, Hallwood Energy Partners, L.P. ("HEP") and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC") jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company (the "Energy Consolidation ") into a new, publicly-traded entity to be called Hallwood Energy Corporation ("Hallwood Energy"). On June 8, 1999, Hallwood Energy announced that the consolidation was approved by the HEP unitholders, the HCRC stockholders and the Company and that the consolidation was completed as of that date. At its inception, the common stock of Hallwood Energy was owned 56% by the Class A unitholders of HEP, 26% by the stockholders of HCRC and 18% by the Company. HEP's Class C unitholders received redeemable preferred stock in Hallwood Energy. The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in Hallwood Energy, in exchange for the contribution of its energy interests. In December 1999, the Company distributed 360,000 shares of Hallwood Energy common stock in connection with the Separation Agreement discussed in Note 9 and, in February 2000, sold all of its preferred stock to Hallwood Energy at its carrying value.

     As of the June 8, 1999 consolidation date, the Company no longer proportionally consolidates its energy business. The investment in Hallwood Energy is accounted for under the equity method, as the Company exercises significant influence over Hallwood Energy's operational and financial policies.

     The assets and liabilities of the Company's energy business were combined at the consolidation date to establish the carrying value of the initial investment in Hallwood Energy of $5,700,000 as follows (in thousands):

Oil and gas properties......................................  $10,809
Current assets of HEP.......................................    3,267
Noncurrent assets of HEP....................................    1,194
Receivables and other assets................................       64
Long-term obligations of HEP................................   (6,872)
Current liabilities of HEP..................................   (2,160)
Accounts payable and accrued expenses.......................     (602)
                                                              -------
          Carrying value of initial investment..............  $ 5,700
                                                              =======

     In accordance with the equity method of accounting, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, its preferred dividends and its pro-rata share of any capital transactions. The Company's proportionate share of the underlying equity in net assets of Hallwood Energy exceeded its investment by $4,391,000 on the consolidation date, which is being amortized at a rate which approximates the depletion of Hallwood Energy's reserves.

     The quoted market price and the carrying value per common share (NASDAQ symbol HECO) at December 31, 1999 was $4.37 and $3.21, respectively, and per preferred share (NASDAQ symbol HECOP) was $7.37 and $6.92, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The following table sets forth summarized financial data of Hallwood Energy as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                1999       1998
                                                              --------   --------
Balance Sheet Data
  Oil and gas properties, net...............................  $181,621   $105,005
  Total assets..............................................   212,774    139,091
  Loans payable.............................................   109,357     49,700
  Total stockholders' equity................................    75,387     62,632
Statement of Operations Data
  Revenue...................................................  $ 56,881   $ 43,586
  Net income (loss).........................................     2,880    (13,895)
  Net income (loss) attributable to common stockholders.....       512    (16,359)

     The data used to compile the above table was obtained from Securities and Exchange Commission filings on Form 10-K.

     (C) The Company acquired its investment in ShowBiz Pizza Time, Inc. ("ShowBiz") in 1988 as a result of a spin-off of ShowBiz, formerly a 90%-owned subsidiary of Integra-A Hotel and Restaurant Company ("Integra") and other financing transactions for which it received additional common stock warrants.

     The Company accounted for its investment in ShowBiz using the equity method of accounting. Between 1990 and 1996, the Company acquired additional shares through the exercise of common stock warrants and common stock splits and sold a portion of its shares.

     In January 1997, the Board of Directors authorized the issuance of 401,564 treasury shares in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trusts, which were associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, chairman and former president of the Company, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996. The completion of the exchange was contingent upon regulatory approval which was received in March 1997.

     In February 1997, ShowBiz filed a registration statement with the Securities and Exchange Commission covering a proposed public offering of 3,200,000 shares of common stock (2,305,371 shares of which were to be sold by the Company and 894,629 shares by the Alpha and Epsilon Trusts). The underwriters were also granted, and did exercise, an option to purchase an additional 454,746 shares of common stock from the Company and the Trusts to cover over-allotments. The Company had determined to sell its shares to repay debt, utilize expiring federal income tax net operating loss carryforwards and focus on core investments. In March 1997, the Company completed the sale of its entire 2,632,983 ShowBiz shares at $15.68 per share, net of underwriting commissions. A portion of the proceeds from the sale were used to repay the $7,000,000 MLBFS line of credit and the $4,000,000 promissory note as discussed in Note 5. The Company realized a gain of $18,277,000 from the sale. Concurrent with the sale, all five directors of the Company who were also directors of ShowBiz resigned from the ShowBiz board.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 3 -- HOTEL PROPERTIES

     The following table summarizes the cost and accumulated depreciation and amortization of hotel properties as of the balance sheet dates (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Building improvements, furniture, fixtures and equipment....  $ 36,056   $35,866
Land and land improvements..................................     2,903     2,903
Capital leases..............................................     2,085        --
Leasehold acquisition costs.................................     1,401     1,401
                                                              --------   -------
                                                                42,445    40,170
Less: Accumulated depreciation and amortization.............   (10,936)   (8,360)
                                                              --------   -------
          Total.............................................  $ 31,509   $31,810
                                                              ========   =======

     At December 31, 1999, hotel properties consisted of fee interests in one Embassy Suites and two GuestHouse Suites Plus and leasehold interests in one GuestHouse Suites Plus and one Holiday Inn. In December 1999, the Company disposed of its condominium hotel interests in conjunction with the redemption of treasury stock discussed in Note 9.

     During 1999, the Company's Brock Suite Hotels, Inc. subsidiary entered into three separate five-year leasing agreements for furniture, fixtures and building improvements at the three GuestHouse Suites Plus properties. The total cost accounted for as capital leases was $2,085,000. The lease term of 60 months commenced on January 1, 2000 and the total monthly lease payment is $46,570. The property was recorded at its fair value and will be depreciated over the five-year lease term. The Company has an option to purchase the leased property at fair market value or extend the lease at maturity.

NOTE 4 -- RESTRICTED CASH

     Details of restricted cash, also discussed in Note 5, at the balance sheets are as follows (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                               1999    1998
                                                              ------   ----
Capital replacement reserves for hotels.....................  $  982   $708
Deposit to secure litigation claim..........................     901     --
                                                              ------   ----
          Total.............................................  $1,883   $708
                                                              ======   ====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 5 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Real Estate
  Promissory note, 8%, repaid December 1999.................  $    --   $   500
Energy
  Term loan, Libor + 3.5%, repaid December 1999.............       --     2,267
Textile Products
  Revolving credit facility, prime + .25% or Libor + 2.25%,
     due
     December 2002..........................................   11,545        --
  Revolving credit facility, prime + .25%, repaid December
     1999...................................................       --     9,900
Hotels
  Term loan, 7.5%, fixed, due October 2008..................   16,968    17,198
  Term loan, 7.86% fixed, due January 2008..................    6,577     6,667
  Term loan, 8.20% fixed, due November 2007.................    5,142     5,209
  Capital leases, 12.18% fixed, due December 2004...........    2,085        --
  Term loan, Libor + 7.5%, due October 2005.................    1,146     1,280
                                                              -------   -------
                                                               31,918    30,354
                                                              -------   -------
Other
  Senior Secured Term Loan, 10.25% fixed, due December
     2004...................................................   18,000        --
                                                              -------   -------
          Total.............................................  $61,463   $43,021
                                                              =======   =======

     Further information regarding loans payable is provided below:

  Real Estate

     Promissory note. In connection with the settlement of an obligation related to Integra, the Company issued a four-year, $500,000 promissory note due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount").

     The Company tendered full payment, including the HRP Participation Amount, totaling $1,000,000 in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the March 1998 tendered payment and instituted litigation in the State of Delaware. In December 1999, the Company and the noteholder entered into an agreement, approved by the court, which provided that
(i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the noteholder; (ii) the Company pay $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The Company has performed under the Agreement and the units were released. The litigation currently remains in the discovery phase and a trial date has not yet been scheduled. The Company believes it will be successful in resolving this litigation at an amount below the $900,000 which has been placed in escrow.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

  Energy

     Term loan. In November 1997, HEPGP Ltd. ("HEPGP") amended, restated and increased its credit agreement with First Union National Bank of North Carolina ("First Union"). The term loan in the original amount of $4,000,000 was collateralized by the Company's HEP limited partner units and its investment in HEPGP and Hallwood GP. HEPGP also pledged its direct interests in certain oil and gas properties. Other significant terms included: (i) maturity date of May 15, 2000; (ii) monthly principal payments of $133,000, plus interest; (iii) interest rate of Libor plus 3.5%; (iv) a limited negative pledge relating to substantially all of the Company's HRP limited partner units; and (v) restrictions on the declaration of distributions on or redemptions of partnership interests. The term loan was repaid in December 1999 from proceeds of the new Senior Secured Term Loan.

     Long term obligations. Included in the consolidated balance sheet at December 31, 1998 were long-term obligations of HEP in the amount of $5,306,000. This amount represented the Company's share of HEP's outstanding long-term obligations, which consisted of a $49,700,000 revolving credit agreement. Following the Energy Consolidation discussed in Note 2, the Company no longer records its proportional share of Hallwood Energy's outstanding long-term obligations.

  Textile Products

     Revolving credit facility. The Company's Brookwood subsidiary had a revolving credit facility for an amount up to $14,000,000 ($15,000,000 April through June) with The Bank of New York ("BNY"). Borrowings under the BNY facility were collateralized by accounts receivable, inventory imported under trade letters of credit, finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The BNY facility bore interest, at Brookwood's option, of one-quarter percent over prime or Libor plus 2.25%. The BNY facility was amended on March 18, 1998 to increase the maximum availability to $17,500,000, for the period April through August 1998, and to $15,000,000 thereafter and change certain of the financial covenants.

     The BNY facility was replaced on December 22, 1999 by a new revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key"). Availability for direct borrowings and letter of credit obligations under the facility are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of December 31, 1999, Brookwood had an additional $2,453,000 of borrowing base availability. Borrowings under the Key facility are collateralized by accounts receivable, inventory imported under trade letters of credit, finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of the Company and its subsidiaries. The Key facility expires on December 22, 2002 and bears interest at Brookwood's option of one-quarter percent over prime (8.75% at December 31, 1999) or Libor plus 2.25%.

     The Key facility also provides for an additional $2,000,000 equipment revolving credit line and a $2,000,000 acquisition revolving credit line. At December 31, 1999, no amounts were outstanding under these lines. The loan agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company. The outstanding balance at December 31, 1999 was $11,545,000.

  Hotels

     Term Loans. In September 1998, the Company formed two new wholly-owned subsidiaries, Hallwood Hotels -- OKC, Inc. to acquire the fee interest in the Embassy Suites hotel in Oklahoma City, Oklahoma for $18,250,000 and the related mortgage term loan; and Hallwood Hotels -- OKC Mezz, Inc. to acquire a mezzanine loan related to that fee acquisition. Prior to the fee acquisition, the Company held a leasehold interest in the hotel.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The mortgage loan in the original amount of $17,250,000, includes the following significant terms: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 1999, the outstanding balance was $16,968,000.

     The mezzanine loan in the original amount of $1,300,000, includes the following significant terms: (i) interest rate of Libor plus 7.5% (13.15% at December 31, 1999); (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at December 31, 1999 was $1,146,000.

     Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the GuestHouse Suites Plus hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473 based upon 25-year amortization schedule with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 1999 was $6,577,000.

     Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse Suites Plus hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454 based upon 25-year amortization schedule with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 1999 was $5,142,000.

     Capital Leases. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for the three GuestHouse Suites Plus properties. The lease terms commenced January 2000 and expire in December 2004. The monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding balance at December 31, 1999 was $2,085,000.

  Associated Company

     Line of credit. In April 1994, the Company obtained a line of credit from Merrill Lynch Business Financial Services ("MLBFS") which replaced a former margin loan. The line of credit was repaid in March 1997 from proceeds of sale of the Company's ShowBiz investment as discussed in Note 2.

     Promissory note. In connection with the disposition of the Company's entire ShowBiz investment in March 1997, the Company and the Integra Unsecured Creditor's Trust (the "Trust") entered into an agreement, whereby the Trust consented to the sale of the 517,242 shares of ShowBiz it held as collateral for a $4,000,000 promissory note in exchange for (i) the repayment of the principal amount of the note and accrued interest and (ii) the deposit of $2,513,000 into an escrow account, which represented funds for a dispute over a participation amount, based on appreciation in the ShowBiz share price and the balance of accrued interest to the maturity date. In July 1997 the Company entered into a Compromise and Settlement Agreement, whereby (i) the parties agreed that the escrowed amount would be equally divided between the Trust and the Company and
(ii) mutual releases would be executed, in respect to the related civil action. Accordingly, the Company received settlement proceeds of $1,256,500 plus accrued interest on July 31, 1997.

  Other

     Senior Secured Term Loan. On December 21, 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

"Senior Secured Term Loan"). Proceeds were used to repay the 7% Debentures, the energy term loan and provide working capital. The Senior Secured Term Loan bears interest at a fixed rate of 10.25%, matures on December 21, 2004, is fully amortizing and requires a monthly payment of $385,000. Collateral is comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contains various financial and non-financial covenants, including the maintenance of certain financial ratios, restrictions on certain new indebtedness and the payment of dividends.

     Management believes it is in compliance with all loan covenants.

     Schedule of Maturities. Maturities of loans payable and 10% Debentures for the next five years are as presented below (in thousands):

                                               BUSINESS SEGMENT (AS APPLICABLE)
                                      ---------------------------------------------------
                                                                  OTHER
                                                           --------------------
                                      TEXTILE               TERM        10%
                                      PRODUCTS   HOTELS     LOAN     DEBENTURES    TOTAL
                                      --------   -------   -------   ----------   -------
  2000..............................  $ 5,545    $   918   $ 2,905     $   --     $ 9,368
  2001..............................       --      1,015     3,217         --       4,232
  2002..............................    6,000      1,121     3,563         --      10,684
  2003..............................       --      1,245     3,946         --       5,191
  2004..............................       --      1,379     4,369         --       5,748
Thereafter..........................       --     26,240        --      6,468      32,708
                                      -------    -------   -------     ------     -------
          Total.....................  $11,545    $31,918   $18,000     $6,468     $67,931
                                      =======    =======   =======     ======     =======

---------------

Maturity of 10% Debentures excludes unamortized gain of $300,000 from the 1998 Exchange Offer discussed in Note 6.

NOTE 6 -- DEBENTURES

     10% Subordinated Debentures. In June 1998, the Company announced a commission-free exchange offer (the "1998 Exchange Offer") to all holders of 7% Debentures (discussed below). The Company offered to exchange 7% Debentures for a new issue of 10% Collateralized Subordinated Debentures, due July 31, 2005, in the ratio of $100 principal amount of 10% Debentures for each $100 principal amount of 7% Debentures tendered. Terms and conditions of the 1998 Exchange Offer were described in an exchange offer circular, dated June 22, 1998, and a supplemental modification letter dated July 31, 1998, both of which were mailed to all holders of 7% Debentures. The 7% debentureholders tendered $6,467,830, or 31% of the outstanding principal amount, prior to the August 28, 1998 expiration date of the 1998 Exchange Offer.

     The 10% Debentures were listed on The New York Stock Exchange and commenced trading in August 1998. The direct costs of the exchange offer in the amount of $131,000 were expensed in 1998. For accounting purposes, a pro-rata portion of the $1,121,000 unamortized gain attributable to the 7% Debentures in the amount of $353,000 was allocated to the 10% Debentures, and will be amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

     The 10% Debentures are secured by a junior lien on the capital stock of the Brookwood, Hallwood Hotels, Inc. and Brock Suite Hotels, Inc. subsidiaries.

     7% Collateralized Senior Subordinated Debentures. In March 1993, the Company completed an exchange offer (the "1993 Exchange Offer") whereby $27,481,000 of its then outstanding 13.5% Debentures

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

(discussed below) were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face amount. Interest was payable quarterly in arrears in cash. The 7% Debentures were secured by a pledge of the capital stock of the Brookwood and Hallwood Hotels subsidiaries.

     The concessions given the Company by 13.5% debentureholders in the 1993 Exchange Offer were accounted for as a modification of an existing obligation and no current period gain was recognized. The unrecognized gain of $4,220,000, was being amortized, using the constant effective interest rate method over the term of the 7% Debentures. The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and was amortized as a reduction of interest expense. This amortization resulted in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain was $399,000, $492,000 and $600,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Between 1994 and 1998, the Company repurchased 7% Debentures having a principal value of $4,673,000. These repurchases satisfied the Company's obligation to retire 10% of the issue prior to March 1996 and partially satisfied the Company's obligation to retire an additional 15% of the original issue prior to March 1998. In January 1998, the Company repurchased 7% Debentures with a principal amount of $2,253,000 for $2,146,000, to fully satisfy the balance of a sinking fund requirement contained in the Indenture. The 1998 repurchase resulted in an extraordinary gain from debt extinguishment of $107,000.

     Redemption of 7% Debentures. On December 22, 1999, the Company announced the full redemption (the "Redemption") of its outstanding 7% Debentures of $14,088,000 on January 21, 2000 (the "Redemption Date"). The redemption price was 100% of the face amount plus accrued and unpaid interest to the Redemption Date. Funding for the Redemption was provided by proceeds from the new Senior Secured Term Loan. In accordance with the terms of the indenture, the funds were irrevocably transferred to the trustee on December 21, 1999, and the obligation was effectively extinguished and collateral released. The Redemption was actually completed by the trustee on January 21, 2000 on which date the 7% Debentures were retired and canceled. The Company recognized an extraordinary gain from debt extinguishment of $240,000 from the Redemption, representing the remaining balance of the unrecognized gain at that date.

     13.5% Subordinated Debentures. In May 1989, the Company distributed to its stockholders $46,318,600 aggregate principal amount of a new issue of its 13.5% Subordinated Debentures due July 31, 2009 (the "13.5% Debentures"). The Company had authorized the issuance of up to $100,000,000 aggregate principal amount of 13.5% Debentures. The 13.5% Debentures were subordinate to bank borrowings, guarantees of the Company and other "Senior Indebtedness" (as defined in the indenture relating to the 13.5% Debentures). Ten dollars principal amount of the 13.5% Debentures was distributed for each share of common stock of the Company outstanding at the close of business on March 31, 1989.

     Interest on the 13.5% Debentures was payable annually on August 15, and, at the Company's option, up to two annual interest payments in any five-year period could be paid in-kind by the issuance of additional 13.5% Debentures in lieu of cash. The Company exercised this option and had paid the annual interest payments in-kind for the 1991, 1992, 1996 and 1997 interest payments.

     Tender Offer for and Redemption of 13.5% Debentures. In June 1997, pursuant to a self-tender offer for up to $20,000,000 of its 13.5% Debentures, debentureholders tendered and the Company repurchased $12,875,000 principal value of 13.5% Debentures. The offer price was $105 per $100 principal amount, and aggregated $13,519,000 for all debentures properly tendered. As no interest was paid to debentureholders accepting the offer, the Company recognized in 1997 an extraordinary gain from early debt extinguishment of $877,000, attributable to the amount of accrued interest to the expiration of the self-tender offer less the principal amount of premium.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     In November 1997, the Company redeemed the $14,287,000 remaining balance of its outstanding 13.5% Debentures. The redemption price was 100% of the principal amount plus accrued interest to the redemption date of December 19, 1997.

     Balance sheet amounts for the 10% Debentures and 7% Debentures are detailed below (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
DESCRIPTION                                                    1999     1998
-----------                                                   ------   -------
10% Debentures (face amount)................................  $6,468   $ 6,468
Unamortized gain from exchange, net of accumulated
  amortization..............................................     300       340
                                                              ------   -------
          Totals............................................  $6,768   $ 6,808
                                                              ======   =======
7% Debentures (face amount).................................      --   $14,088
Unamortized gain from exchange, net of accumulated
  amortization..............................................      --       639
                                                              ------   -------
          Totals............................................      --   $14,727
                                                              ======   =======

NOTE 7 -- REDEEMABLE PREFERRED STOCK

     In connection with the February 1995 settlement of certain related lawsuits, the Company agreed to issue 250,000 shares of a newly-designated series of preferred stock (the "Series B Preferred Stock") to the plaintiffs in these lawsuits in exchange for the dismissal of all of these actions. The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share (total amount of $50,000), which have been paid in 1996, 1997, 1998 and 1999. For the first five years, dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

NOTE 8 -- STOCKHOLDERS' EQUITY

     Common Stock. The number of outstanding shares of common stock does not include treasury shares. See "Treasury Stock" below. The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

     Stock Split. On October 28, 1999, the Company announced that its board of directors authorized a three-for-two stock split, payable in the form of a stock dividend, of one share of common stock of the Company for each two issued shares of common stock. The stock dividend had a record date of October 28, 1999 and was paid November 5, 1999. All references to the number of common shares and the presentation of earnings per common share have been retroactively adjusted for the three-for-two stock split.

     Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share, and did issue 250,000 shares of newly Series B Preferred Stock, as discussed in Note 7.

     Treasury Stock. During 1999 the Company redeemed 457,794 shares of common stock in connection with the Separation Agreement discussed in Note 9. During 1998, the Company repurchased 10,509 shares of its common stock from the estate of a former director at a cost of $250,000. In January 1997 the Board of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Directors authorized an exchange of 401,564 treasury shares acquired in the merger with HEC for 219,194 shares of ShowBiz from the Alpha and Epsilon Trusts, as discussed in Note 2. In June 1997, the Company conducted a self-tender offer for up to 450,000 shares of its common stock at $18.33 per share, terms and conditions of which were discussed in the offering document. Stockholders tendered a total of 492,519 shares, of which the Company accepted 456,692 shares as permitted by the offering documents, for a total purchase price of $8,373,000. As of December 31, 1999 and 1998, the Company held 971,360 and 513,680 treasury shares, respectively.

     Stock Options. All options under the 1995 Stock Option Plan for The Hallwood Group Incorporated are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company's common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant. During 1999, the Company reacquired 55,800 options from its former president, pursuant to the Separation Agreement described in Note 9. During 1998, the Company reacquired 15,000 options from the estate of a former director at a cost of $144,700 which was expensed.

     A summary of options granted and the changes therein during the years ended December 31, 1999 and 1998 are presented below:

                                                        YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                        1999                 1998
                                                 ------------------   ------------------
                                                           WEIGHTED             WEIGHTED
                                                 NUMBER    AVERAGE    NUMBER    AVERAGE
                                                   OF      EXERCISE     OF      EXERCISE
                                                 OPTIONS    PRICE     OPTIONS    PRICE
                                                 -------   --------   -------   --------
Outstanding, beginning of year.................  189,000    $13.06    204,000    $13.16
Granted........................................       --        --         --        --
Exercised......................................       --        --         --        --
Forfeited......................................       --        --         --        --
Reacquired.....................................  (55,800)    12.60    (15,000)    13.70
                                                 -------    ------    -------    ------
Outstanding, end of year.......................  133,200    $13.25    189,000    $13.06
                                                 =======    ======    =======    ======
Options exercisable at end of year.............  133,200    $13.25    189,000    $13.06
                                                 =======    ======    =======    ======

     Below is the status of the 1995 Stock Option Plan as of December 31, 1999:

Total options authorized............  204,000
Less: Options granted, not
  exercised:
  September 1997....................  (66,600)  Exercise price of $17.37, expiring
                                                  September 2007
  February 1997.....................  (12,375)  Exercise price of $15.00, expiring
                                                  February 2007
  September 1996....................  (41,850)  Exercise price of $7.83, expiring
                                                  September 2006
  June 1995.........................  (12,375)  Exercise price of $7.67, expiring
                                      -------   June 2005
Options available for grant.........   70,800
                                      =======

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 -- Accounting for Stock Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined, based on the fair value at the grant date, for the awards under the 1995 Stock Option Plan consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES year ended December 31, 1997 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Net income available to common stockholders -- as
  reported................................................   $12,797
Net income available to common stockholders -- pro
  forma...................................................    11,700
Net income per common share -- as reported
  Basic...................................................      6.07
  Assuming dilution.......................................      5.84
Net income per common share -- pro forma
  Basic...................................................      5.55
  Assuming dilution.......................................      5.34

     The fair value of options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%, expected life of 5 years and no distribution yield. The Company issued no options during 1999 or 1998 and all options previously issued were fully vested.

NOTE 9 -- LOSS FROM REDEMPTION OF TREASURY STOCK

     On May 11, 1999, the Company announced that it had reached an agreement with Mr. Brian M. Troup, former president and director of the Company, regarding a separation of their interests (the "Separation Agreement"). Among other things, the Separation Agreement was conditioned on completion of the Energy Consolidation and a satisfactory refinancing of the 7% Debentures. The Energy Consolidation was completed on June 8, 1999 and the redemption of the 7% Debentures was effectively completed on December 21, 1999. Since all conditions were satisfied, the Separation Agreement became effective at that time.

     Mr. Troup held options to purchase 55,800 shares of the Company's common stock and the Epsilon Trust owned 457,794 shares of the Company's common stock. Mr. Troup surrendered his options, the trust surrendered all of its shares of common stock to the Company and Mr. Troup resigned from all positions with the Company, HRP and Hallwood Energy.

     In exchange, the Company transferred to the trust or Mr. Troup (i) 82,608 units of HRP, (ii) 360,000 shares of common stock of Hallwood Energy, and (iii) all of the Company's interests in the Enclave condominium hotel located in Orlando, Florida and any other condominium hotel project then in process. In addition, the Company agreed to pay quarterly to Mr. Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000, subject to termination in certain events. HRP and Hallwood Energy agreed to register the trust's and/or Mr. Troup's units or shares in those entities upon request by Mr. Troup and the Company, at the Company's expense. The Company has the right to purchase all of these units and shares at the then current trading price for a period of six months after December 21, 1999, the effective date of the Separation Agreement. Thereafter, Mr. Troup may sell the units and shares subject to certain restrictions, including a right of first refusal in favor of the Company. Mr. Troup and the trust have given an irrevocable proxy to the Company to vote all their HRP units and HEC shares on any and all matters in and according to the Company's sole discretion, until Mr. Troup or the trust sell the units or shares.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The fair market value of assets distributed were as follows (in thousands):

82,608 HRP limited partnership units......................   $ 4,172
360,000 shares of Hallwood Energy common stock............     1,665
Interest in all condominium hotel assets..................     1,723
Present value of future cash payments.....................     3,197
                                                             -------
          Total...........................................   $10,757
                                                             =======

     The loss from redemption of treasury stock of $1,769,000 was comprised of two components. A gain, resulting from a step-up in basis, was recorded to the extent of the excess of fair market value of assets distributed over their previous carrying values. The gain of $3,439,000 included $2,905,000 from the step-up of 82,608 units of HRP and $534,000 from the step-up of 360,000 shares of common stock of Hallwood Energy. A loss of $5,208,000 was recognized to the extent of the excess of fair market value of assets distributed of $10,757,000 over the publicly-traded market value of the treasury shares redeemed $5,549,000.

     A summarized table is presented below (in thousands):

Excess of fair market value of assets distributed over
  publicly-traded market value of treasury shares
  redeemed................................................   $ 5,208
Gain from step-up in basis of assets distributed..........    (3,439)
                                                             -------
          Loss from redemption of treasury stock..........   $ 1,769
                                                             =======

NOTE 10 -- INCOME TAXES

     The following is a summary of the income tax provision or (benefit) (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             1999     1998      1997
                                                             -----   -------   ------
Federal
  Deferred tax (benefit)...................................  $(873)  $(4,308)  $8,960
  Current tax..............................................     71       745      652
State......................................................    233       448      296
                                                             -----   -------   ------
          Total............................................  $(569)  $(3,115)  $9,908
                                                             =====   =======   ======

     Reconciliations of the expected tax at the statutory tax rate to the effective tax or (benefit) are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
Expected tax at the statutory tax rate..................  $   391   $ 1,344   $ 7,737
Decrease in deferred tax asset valuation allowance......   (3,607)   (9,092)   (5,694)
Redemption of treasury stock............................    2,639        --        --
State taxes.............................................      154       296       196
Alternative minimum tax.................................       71       745       652
Foreign loss not taxable................................        3        (3)       59
Expired NOLs............................................       --     3,309     6,813
Other...................................................     (220)      286       145
                                                          -------   -------   -------
          Effective tax or (benefit)....................  $  (569)  $(3,115)  $ 9,908
                                                          =======   =======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     As a result of the appreciation in the market value of the HRP limited partner units, the excess of market value over carrying value of certain other assets, including Hallwood Energy and various hotels, and projected income from operations, management has determined that the deferred tax asset should be increased to reflect the anticipated utilization of net operating loss carryforwards ("NOLs") from assumed realization of the gains and projected income from operations. Accordingly, the Company recorded a deferred tax benefit of $873,000 in 1999 and $4,308,000 in 1998 from anticipated future utilization of NOLs, which increased the deferred tax asset to $7,221,000 at December 31, 1999 from $6,348,000 at December 31, 1998 and $2,040,000 at December 31, 1997.

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

     The Company incurred a federal alternative minimum tax of $71,000, $745,000 and $652,000 for the years ended December 31, 1999, 1998 and 1997, respectively, due to the utilization of NOLs to offset taxable income. The accrued income tax payable of $195,000 and $887,000 at December 31, 1999 and 1998, respectively, is included in the interest and other accrued expenses line item of the Company's balance sheets.

     A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                          DEFERRED TAX ASSET, NET
                                              -----------------------------------------------
                                                DECEMBER 31, 1999        DECEMBER 31, 1998
                                              ----------------------   ----------------------
                                               ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                              --------   -----------   --------   -----------
Net operating loss carryforward.............  $ 16,277                 $ 18,974
Equity in earnings of unconsolidated
  affiliates................................     2,153                    2,135
Tax credits.................................     3,065                    2,994
Original issue discounts and cancellation of
  debt income on debentures.................       800                    1,996
Reserves recorded for financial statement
  purposes and not for tax purposes.........       578                      519
Other temporary differences.................        19                       --      $ (86)
Depreciation and amortization...............        22                       --       (609)
Basis differences...........................    10,978                   10,703         --
                                              --------      -----      --------      -----
Deferred tax assets and liabilities.........    33,892         --        37,321      $(695)
                                                            =====                    =====
Less: Deferred tax liabilities..............        --                     (695)
                                              ========                 ========
                                                33,892                   36,626
Less: Valuation allowance...................   (26,671)                 (30,278)
                                              ========                 ========
          Deferred tax asset, net...........  $  7,221                 $  6,348
                                              ========                 ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Below is a schedule of expiring NOLs for tax purposes by year (in thousands):

YEARS ENDING
DECEMBER 31,                                                 AMOUNT
------------                                                 -------
  2006....................................................   $18,199
  2007....................................................     8,517
  2008....................................................    12,896
  2009....................................................     6,916
  2010....................................................     1,346
                                                             -------
          Total...........................................   $47,874
                                                             =======

     In addition, the Company has approximately $2,249,000 of alternative minimum tax credits which have no expiration date, a depletion carryforward of approximately $6,317,000, which may be used to offset future taxable income without an expiration limitation and an investment tax credit carryforward of approximately $816,000, which expires in 2001.

     Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 1999, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

NOTE 11 -- EXTRAORDINARY GAIN FROM EARLY EXTINGUISHMENT OF DEBT

     In the year ended December 31, 1999, the Company recognized an extraordinary gain from early debt extinguishment of $240,000 from the Redemption of the 7% Debentures. In the year ended December 31, 1998 the Company recognized an extraordinary gain from early extinguishment of debt of $1,481,000. The gain resulted from (i) the January 1998 repurchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000 resulting in a gain of $107,000; and (ii) a $1,374,000 gain from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from early extinguishment of debt reported by HRP during 1998. In the year ended December 31, 1997, the Company recorded a net extraordinary gain from debt extinguishment of $200,000. Of this amount, $877,000 was attributable to the gain from the partial repurchase of 13.5% Debentures in June 1997, offset by $677,000 of losses from early the refinancing of the Company's Tulsa, Oklahoma and Greenville, South Carolina hotel mortgages.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 12 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
DESCRIPTION                                                  1999      1998     1997
-----------                                                 -------   ------   ------
Assets exchanged for redemption of treasury stock
  Investment in HRP.......................................  $ 4,172       --       --
  Investment in Hallwood Energy...........................    1,665       --       --
  Interest in all condominium hotel assets................    1,723       --       --
  Present value of future cash payments...................    3,197       --       --
                                                            -------   ------   ------
                                                            $10,757       --       --
                                                            =======   ======   ======
Conversion of energy investment to equity method from
  proportional consolidation method at date of Energy
  Consolidation
  Oil and gas properties..................................  $10,809       --       --
  Current assets of HEP...................................    3,267       --       --
  Noncurrent assets of HEP................................    1,194       --       --
  Receivables and other assets............................       64       --       --
  Long-term obligations of HEP............................   (6,872)      --       --
  Current liabilities of HEP..............................   (2,160)      --       --
  Accounts payable and accrued expenses...................     (602)      --       --
                                                            -------   ------   ------
                                                            $ 5,700       --       --
                                                            =======   ======   ======
Hotel furniture, fixtures and improvements acquired by
  capital lease...........................................  $ 2,085       --       --
Exchange of 7% Debentures for a new issue of 10%
  Debentures..............................................       --   $6,821       --
Issuance of treasury stock in exchange for common shares
  of ShowBiz
  Investment in ShowBiz...................................       --       --   $3,820
  Reduction of additional paid-in capital.................       --       --    2,626
                                                            -------   ------   ------
  Reduction in treasury stock.............................       --       --    6,446
Payment in-kind of annual interest on 13.5% Debentures....       --       --    1,524
Repayment of note payable from funds held in restricted
  cash....................................................       --       --      375
Recording of proportionate share of stockholders' equity/
  partners' capital transactions of equity investments....       --       --      143
Supplemental disclosures of cash payments
  Interest paid...........................................  $ 5,620   $4,168   $7,244
  Income taxes paid.......................................      965      396      853

NOTE 13 -- ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

     Organization. In November 1990, the Company, through its former wholly owned subsidiary Hallwood Realty Corporation, acquired from Equitec Financial Group, Inc. ("Equitec"), the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such partnerships into Hallwood Realty Partners, L.P. ("HRP"). The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. During 1998, management completed a consolidation of the Company's real estate assets into a new structure involving several new wholly owned entities. Following the completion of the consolidation, the general partner interest

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not affect the carrying value of the investments.

     Operations. As general partner, Hallwood Realty earns an asset management fee and related fees from HRP properties, which amounted to $619,000, $495,000 and $466,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company's Hallwood Commercial Real Estate, LLC ("HCRE") subsidiary is responsible for day-to-day on-site property management at all of HRP's properties for which HCRE receives management fees, leasing commissions and other fees. HCRE earned fees and commissions from HRP and other third parties aggregating $8,472,000, $5,430,000 and $5,840,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

     Other. In accordance with the terms of the Separation Agreement discussed in Note 9, the Company distributed 82,608 HRP limited partner units to the Epsilon Trust on December 21, 1999. As of December 31, 1999, the Company owns 330,432 HRP limited partner units (20% of the total outstanding).

NOTE 14 -- ORGANIZATION AND OPERATIONS OF HALLWOOD ENERGY CORPORATION

     Organization. Energy operations were consolidated beginning in May 1990, when the Company increased its ownership of Hallwood Energy Corporation ("HEC") to 53%. As a result subsequent purchases of its own stock for treasury and the Company's acquisition of additional HEC common stock, the Company's effective percentage ownership increased to 82% as of October 1996.

     Tender Offer for Minority Shares and Merger of HEC into the Company. In November 1996, the Company and HEC completed a merger whereby HEC was merged into the Company. Prior to the merger, the Company agreed to commence a tender offer for all of the 143,209 outstanding shares of HEC not currently owned by the Company, at a price of $19.50 per share. The completion of the transaction was conditioned upon, among other things, the valid tender of a majority of the HEC shares not currently held by the Company, which together with the shares currently held by the Company, would constitute at least 90% of the issued and outstanding shares of HEC.

     The tender offer expired in November 1996. The tendered shares represented in excess of 10% of the remaining outstanding shares of HEC. As a result of the tenders, the Company owned in excess of 92% of the total outstanding shares of HEC and, the merger of HEC into the Company was consummated at that time. Certain assets acquired by the Company from the merger were subsequently transferred to two wholly owned entities, HEPGP Ltd. and Hallwood G.P., Inc., the general partner of HEPGP.

     At December 31, 1999, the Company had included $465,000 in accounts payable, representing the amount due certain former HEC shareholders who had not yet surrendered their minority shares at $19.50 per share, or $395,000, and an additional $70,000 for interest from the merger date through December 31, 1999. The Company paid its obligation in full in February 2000, in accordance with the terms of a settlement agreement approved by the court in January 2000, as discussed in Note 18.

     From November 1996, the Company's energy operations were conducted primarily through HEPGP, and consisted of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP was the sole general partner of Hallwood Energy Partners, L.P. ("HEP"), a then publicly-traded oil and gas master limited partnership, and conducted substantially all of its operations through HEP. HEPGP's former general partner interest in HEP entitled it to a share of net revenue derived from HEP's properties ranging from 2% to 25%. Additionally, the Company held an approximate 6.5% limited partner interest in HEP from its Class A, B and C units.

     Energy Consolidation. In December 1998, HEP and its HCRC affiliate, jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new, publicly-traded entity to be

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES called Hallwood Energy Corporation ("Hallwood Energy"). On June 8, 1999, Hallwood Energy announced that the consolidation was approved by the HEP unitholders, the HCRC stockholders and the Company and that the consolidation was completed as of that date (the "Energy Consolidation"). At its inception, the common stock of Hallwood Energy was owned 56% by the Class A unitholders of HEP, 26% by the stockholders of HCRC and 18% by the Company. HEP's Class C unitholders received redeemable preferred stock in Hallwood Energy. The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in Hallwood Energy, in exchange for the contribution of its energy interests.

     Operations. Prior to the Energy Consolidation, the Company and its subsidiaries accounted for their ownership of HEP using the proportionate consolidation method, whereby it recorded a proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets. As of the June 8, 1999 consolidation date, the Company no longer proportionally consolidates its energy business. The assets and liabilities of the Company's energy business were combined at the consummation date to establish the initial investment in Hallwood Energy of $5,700,000. The investment in Hallwood Energy is now accounted for under the equity method, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In accordance with the equity method of accounting, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, its share of preferred dividends and its pro-rata share of any capital transactions.

     Other. In accordance with the terms of the Separation Agreement discussed in Note 9, the Company distributed 360,000 shares of common stock of Hallwood Energy to the Epsilon Trust on December 21, 1999. As of December 31, 1999, the Company owns 1,440,000 shares of Hallwood Energy common stock (14.4% of the total outstanding). In addition, the Company sold its shares of preferred stock in February 2000 at its carrying value of $303,000.

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

     Operations. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. Commissions paid to the factors were approximately $379,000, $417,000 and $441,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $ 6,044   $ 3,387
Work in process.............................................    3,391     4,555
Finished goods..............................................    9,775     9,224
                                                              -------   -------
                                                               19,210    17,166
Less: Obsolescence reserve..................................     (428)     (458)
                                                              -------   -------
          Total.............................................  $18,782   $16,708
                                                              =======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Property, plant and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Land........................................................  $   391   $   391
Buildings and improvements..................................    4,365     4,333
Leasehold improvements......................................      138       133
Machinery and equipment.....................................   10,260     9,780
Office furniture and equipment..............................    2,361     2,122
Construction in progress....................................    1,360       834
                                                              -------   -------
                                                               18,875    17,593
Less: Accumulated depreciation..............................   (9,878)   (8,855)
                                                              -------   -------
          Total.............................................  $ 8,997   $ 8,738
                                                              =======   =======

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

     Management has reviewed the carrying value of its loans payable and 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $59,332,000 and $42,339,000 at December 31, 1999 and 1998,
compared to the carrying value of $61,463,000 and $43,021,000, respectively. The estimated fair value of the 10% Debentures and the 7% Debentures (1998 only) is $5,885,000 and $19,006,000, based on market prices on the New York Bond Exchange, compared to the carrying values of $6,768,000 and $21,535,000 at December 31, 1999 and 1998, respectively.

     As of December 31, 1999 and 1998, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     HSC Financial Corporation. Effective December 31, 1996, the compensation committee approved a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation with which Mr. Gumbiner is and Mr. Troup was associated, which provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000, excluding reimbursement for out-of-pocket and other reasonable expenses. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract had an

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES original termination date of July 31, 1998, however, it automatically renews for one-year periods if not terminated by the parties beforehand. Effective January 1, 2000, the contract was amended to reduce the annual consulting fee to $495,000. In addition, the Board of Directors awarded bonuses to HSC in March 1997 in the amount of $100,000 from the Company and $139,000 from its HCRE subsidiary; and in March 1998 in the amount of $500,000 from the Company and $323,000 from its HCRE subsidiary.

     Hallwood Petroleum, Inc. The Company entered into a financial consulting agreement with Hallwood Petroleum, Inc. ("HPI"), a wholly owned subsidiary of HEP, dated as of December 31, 1996, which provided that the Company or its agent provide consulting services to HPI for compensation at the rate of $550,000 per year. The Board of Directors compensation committee determined that these services would be most appropriately provided by HSC, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to HSC the fee to which the Company is entitled under the agreement. Approximately $6,000 of such fees paid in 1999 and $13,000 of such fees paid in 1998 and 1997 were paid by HEPGP, and the remainder by HEP and other affiliates of HEP. The financial consulting agreement was terminated on June 8, 1999, concurrent with the completion of the Energy Consolidation.

     Expenses. Pursuant to the HSC financial consulting agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. The Company paid HSC $313,000, $325,000 and $299,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Of the amounts paid, the Company incurred $107,000, $65,000 and $60,000 of expense for the years ended December 31, 1999, 1998 and 1997, respectively. The remainder was reimbursed by HRP, HEPGP, HEP and other affiliates of HEP.

     Exchange. In January 1997, the Board of Directors of the Company authorized the issuance of 401,564 common shares of the Company (formerly owned by HEC, and considered treasury shares) in exchange for 219,194 common shares of ShowBiz from the Alpha and Epsilon Trust, which are associated with Messrs. Anthony J. Gumbiner and Brian M. Troup, respectively. For purposes of the exchange, the shares of both companies were valued at their average closing price for the month of December 1996. The completion of the exchange was contingent upon regulatory approval, which was received in March 1997.

     Other. The Board of Directors authorized the Company to loan Mr. Gumbiner the amount needed to satisfy the personal assessment due the Securities and Exchange Commission in accordance with the terms of a settlement agreement of its claims. The original amount of the promissory note, dated July 25, 1996, was $477,000 and the outstanding balance at December 31, 1997 was $366,000. The remaining balance of the promissory note was paid in full in March 1998.

     On March 16, 2000, the Board of Directors authorized a stockholder loan of $1,500,000 which will contain certain common stock conversion options.

     The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $25,000, $37,000 and $6,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner and Brian M. Troup are directors of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

     During 1998 and 1997, HCRE received management, leasing and brokerage fees of $4,000 and $990,000, respectively, for services provided to an office building owned by Stanwick, which was disposed of in December 1997.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     During 1998, the Company repurchased 10,509 shares of common stock and 15,000 options to purchase shares of common stock from the estate of former director, Robert L. Lynch, at a cost of $250,000 and $144,700, respectively.

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

     In February 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. In June 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754), against the Company, HRP, HRC and the directors of HRC, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to the Company, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint. In June 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding. In August 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on HRC to bring suit or to allege adequately that such a demand was futile. In February 1998, the court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint in March 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery. Trial is scheduled for January 2001. Management believes that the claims are without merit and intend to defend the cases vigorously.

     In November 1996, a lawsuit was filed in United States District Court for the District of Colorado styled The Ravenswood Investment Company, L.P. v. Hallwood Energy Corporation, Hallwood Group Inc., et al. The case alleged that in connection with the tender offer to the shareholders of HEC and the subsequent merger of HEC into the Company, the defendants failed to disclose certain matters in the tender offer documents, breached their fiduciary duty to the shareholders of HEC, and committed certain fraudulent acts. The plaintiff sought rescission or rescissionary damages of an unspecified amount. The plaintiff also sought class certification to represent similarly situated former shareholders of HEC. In a related case filed by the plaintiff in March 1997 in the District Court of Dallas County, Texas, plaintiff also demanded an appraisal of the fair value of the HEC shares owned by plaintiff. The defendants believed that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that both cases were without merit. In May 1997, a case was filed in the United States District Court for the District of Colorado styled Wayland E. Noland v. Hallwood Energy Corporation, The Hallwood Group Incorporated, et al, (C.A. No. 96-WM-2665). In September 1997, this case was consolidated with the Ravenswood Investment Company, L.P. vs. Hallwood Energy Corporation, Hallwood Group, Inc. case discussed below. Unlike the plaintiff in the Ravenswood case, the plaintiff in the Noland case tendered his shares pursuant to the tender offer made by the Company to the shareholders of HEC, but the allegations were substantially identical as those made in the Ravenswood case. The plaintiff in the Noland case sought damages of an unspecified amount, and sought class certification to represent similarly situated former shareholders of HEC. The defendants believed that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES fair, and that the Noland case, like the Ravenswood case, was without merit. Certain non-tendering plaintiffs in the Ravenswood case had also filed a lawsuit styled Cede & Company, et al, vs. Hallwood Group Inc. for appraisal rights under the Texas statute. The Company entered into a settlement agreement in February 1999 for all three of these lawsuits. In general, the settlement provided for the payment of $24.00 per share to the former HEC shareholders for all 143,209 shares purchased by the Company in the HEC tender offer and subsequent merger, compared to the original tender offer price of $19.50 per share. The settlement amount of $644,000 was accrued at December 31, 1998 by the Company's HEPGP subsidiary and was payable 30 days after entry of a final order approving the settlement. The settlement obligation was assumed by Hallwood Energy in connection with the Energy Consolidation. The court gave its final approval for the settlement during January 2000 and the settlement amount was paid in February 2000.

     In July 1997, the Company entered into a Compromise and Settlement Agreement, whereby the Company and the Integra Unsecured Creditors' Trust agreed to equally divide a $2,513,000 escrow account which had been established in connection with the Company's sale of its ShowBiz investment. See Note 5.

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

     Commitments. Total lease expense for noncancelable operating leases was $3,452,000, $4,126,000 and $4,479,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The Company leases certain hotel property, including land, buildings and equipment, executive office facilities at several locations, and certain textile manufacturing equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. Lease expense on certain office facilities is incurred on behalf of partnerships, of which the Company is general partner and is substantially reimbursed by such partnerships. Certain of the hotel property leases require the payment of rent contingent upon hotel revenue. Contingent rent was $187,000, $140,000 and $439,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, as discussed in Note 3, certain hotel property was acquired in 1999 under capital lease obligations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     At December 31, 1999, aggregate net minimum annual rental commitments under noncancelable operating and capital leases having an initial or remaining term of more than one year, were as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                  CAPITAL   OPERATING
------------                                                  -------   ---------
  2000......................................................  $  559     $ 2,762
  2001......................................................     559       2,485
  2002......................................................     559       2,456
  2003......................................................     559       2,455
  2004......................................................     559       2,364
  Thereafter................................................      --       8,352
                                                              ------     -------
          Total.............................................   2,795     $20,874
                                                                         =======
          Less: Amount representing interest................    (710)
                                                              ------
  Present value of minimum future lease payments............  $2,085
                                                              ======

     Employment Contracts. The Company's Brookwood subsidiary has employment agreements which expire at various dates with a corporate officer and certain key employees. The approximate minimum annual compensation due under these commitments is as follows:

YEARS ENDING
DECEMBER 31,
------------
  2000...................................................   $238,000
  2001...................................................    238,000
                                                            --------
          Total..........................................   $476,000
                                                            ========

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

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty and HCRE. Hallwood Realty is the sole general partner of HRP, a publicly-traded, real estate master limited partnership. At December 31, 1999, HRP owned fourteen real estate properties in six states. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 20% (25% prior to December 21, 1999) limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management at all HRP properties, and properties it manages for third parties, for which it receives managing, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting. See Note 13.

     Energy. Prior to the June 1999 Energy Consolidation, the Company's energy operations were conducted primarily through HEPGP, and consisted of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP was the sole general partner of HEP, and conducted substantially all of its operations through HEP. The Company and its subsidiaries accounted for their ownership of HEP using the proportionate consolidation method, whereby it recorded a proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES assets, long-term obligations and fixed assets. Following the June 1999 Energy Consolidation, the Company no longer proportionally consolidates its energy business. The assets and liabilities of the Company's energy business were combined at the consummation date to establish the initial investment in Hallwood Energy. The investment in Hallwood Energy is now accounted for under the equity method. Hallwood Energy owns interests in approximately 1,300 wells, primarily located in the Rocky Mountain, Greater Permian and Gulf Coast Regions of the United States. See Note 14.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. See Note 15.

     Hotels. Hotel operations are conducted through the Company's wholly owned Hallwood Hotels and Brock Hotels subsidiaries. Hallwood Hotels holds a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key , Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owns fee interests in GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in a GuestHouse Suites Plus property located in Huntsville, Alabama. Prior to its disposition in December 1999 (see Note 9), the Company also conducted hotel operations through its wholly owned IRM subsidiary. IRM owned 315 owner's rental contracts and certain real estate at the Enclave, a resort condominium hotel located in Orlando, Florida. It managed the property for individual unit owners for which it received a management fee and other consideration for the services it provided.

     Associated Company. The Company has not been engaged in the associated company segment since March 1997. Its remaining investment in ShowBiz was sold at that time, through a secondary public offering by ShowBiz. The Company had accounted for its investment in ShowBiz on the equity method.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The following represents the Company's reportable amounts by segment as of and for the years ended December 31, 1999, 1998 and 1997, respectively ( in thousands):

                                            REAL               TEXTILE              ASSOCIATED
                                           ESTATE    ENERGY    PRODUCTS   HOTELS     COMPANY      OTHER    CONSOLIDATED
                                           -------   -------   --------   -------   ----------   -------   ------------
YEAR ENDED DECEMBER 31, 1999
Total revenue from external sources......  $ 9,503   $ 2,895   $80,704    $21,894    $    --     $   344     $115,340
                                           =======   =======   =======    =======    =======     =======     ========
Operating income (loss)..................  $ 6,530   $   438   $ 1,565    $(2,512)   $    --     $    --     $  6,021
                                           =======   =======   =======    =======    =======     =======
Unallocable expenses, net................                                                        $(5,111)      (5,111)
                                                                                                 =======     --------
Income before income taxes...............                                                                    $    910
                                                                                                             ========
Extraordinary gain from early
  extinguishment of debt.................  $    --   $    --   $    --    $    --    $    --     $   240     $    240
                                           =======   =======   =======    =======    =======     =======     ========
Identifiable assets, December 31, 1999...  $10,159   $ 4,927   $41,276    $33,535    $    --     $    --     $ 89,897
Cash allocable with segment..............      104        --        37        982         --       1,686        2,809
                                           -------   -------   -------    -------    -------     -------     --------
                                           $10,263   $ 4,927   $41,313    $34,517    $    --     $ 1,686       92,706
                                           =======   =======   =======    =======    =======     =======
Corporate assets.........................                                                        $ 9,012        9,012
                                                                                                 =======     --------
Total assets, December 31, 1999..........                                                                    $101,718
                                                                                                             ========
Depreciation, depletion, amortization and
  impairment.............................  $   672   $   849   $ 1,195    $ 2,896    $    --     $    --     $  5,612
                                           =======   =======   =======    =======    =======     =======     ========
Capital expenditures/acquisitions........  $    --   $     8   $ 1,377    $ 2,946    $    --     $    --     $  4,331
                                           =======   =======   =======    =======    =======     =======     ========
YEAR ENDED DECEMBER 31, 1998
Total revenue from external sources......  $ 7,813   $ 5,216   $80,343    $21,130    $    --     $ 1,728     $116,230
                                           =======   =======   =======    =======    =======     =======     ========
Operating income (loss)..................  $ 5,006   $   407   $ 1,098    $(2,096)   $    --     $    --     $  4,415
                                           =======   =======   =======    =======    =======     =======
Unallocable expenses, net................                                                        $(1,944)      (1,944)
                                                                                                 =======     --------
Income before income taxes...............                                                                    $  2,471
                                                                                                             ========
Extraordinary gain from early
  extinguishment of debt.................  $ 1,374   $    --   $    --    $    --    $    --     $   107     $  1,481
                                           =======   =======   =======    =======    =======     =======     ========
Identifiable assets, December 31, 1998...  $10,458   $16,075   $38,048    $35,655    $    --     $    --     $100,236
Cash allocable with segment..............      114        87        42        944         --         290        1,477
                                           -------   -------   -------    -------    -------     -------     --------
                                           $10,572   $16,162   $38,090    $36,599    $    --     $   290      101,713
                                           =======   =======   =======    =======    =======     =======
Corporate assets.........................                                                        $ 7,539        7,539
                                                                                                 =======     --------
Total assets, December 31, 1998..........                                                                    $109,252
                                                                                                             --------
Depreciation, depletion, amortization and
  impairment.............................  $   674   $ 1,761   $ 1,387    $ 3,184    $    --     $    --     $  7,006
                                           =======   =======   =======    =======    =======     =======     ========
Capital expenditures/acquisitions........  $    --   $   298   $ 1,009    $21,845    $    --     $    --     $ 23,152
                                           =======   =======   =======    =======    =======     =======     ========
YEAR ENDED DECEMBER 31, 1997
Total revenue from external sources......  $ 7,206   $ 6,350   $91,552    $21,038    $19,416     $ 3,207     $148,769
                                           =======   =======   =======    =======    =======     =======     ========
Operating income (loss)..................  $ 3,855   $ 1,832   $ 1,977    $  (237)   $18,809     $    --     $ 26,236
                                           =======   =======   =======    =======    =======     =======
Unallocable expenses, net................                                                        $(3,681)      (3,681)
                                                                                                 =======     --------
Income before income taxes...............                                                                    $ 22,555
                                                                                                             ========
Extraordinary gain (loss) from early
  extinguishment of debt.................  $    --   $    --   $    --    $  (677)   $    --     $   877     $    200
                                           =======   =======   =======    =======    =======     =======     ========
Identifiable assets, December 31, 1997...  $ 8,260   $14,539   $42,226    $15,910    $    --     $    --     $ 80,935
Cash allocable with segment..............      186        31        44        396         --       4,569        5,226
                                           -------   -------   -------    -------    -------     -------     --------
                                           $ 8,446   $14,570   $42,270    $16,306    $    --     $ 4,569       86,161
                                           =======   =======   =======    =======    =======     =======
Corporate assets.........................                                                        $ 3,597        3,597
                                                                                                 =======     --------
Total assets, December 31, 1997..........                                                                    $ 89,758
                                                                                                             ========
Depreciation, depletion, amortization and
  impairment.............................  $   674   $ 1,387   $ 1,240    $ 2,841    $    --     $    --     $  6,142
                                           =======   =======   =======    =======    =======     =======     ========
Capital expenditures/acquisitions........  $    --   $   223   $ 1,440    $ 1,286    $    --     $    --     $  2,949
                                           =======   =======   =======    =======    =======     =======     ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 20 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Results of operations by quarter for the years ended December 31, 1999 and 1998, are summarized below (in thousands, except per share amounts):

                                                    YEAR ENDED DECEMBER 31, 1999
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Operating revenues.......................  $31,415    $33,184     $26,660        $24,081
Gross profit.............................    4,191      6,696       3,644            783
Income (loss) before extraordinary
  gain...................................      505      2,614         131         (1,771)
Net income (loss)........................      505      2,614         131         (1,531)
Income (loss) before extraordinary gain
  per share:
  Basic..................................     0.27       1.36        0.07          (0.97)
  Assuming dilution......................     0.26       1.34        0.07          (0.95)
Net income (loss) per share:
  Basic..................................     0.27       1.36        0.07          (0.84)
  Assuming dilution......................     0.26       1.34        0.07          (0.82)

                                                    YEAR ENDED DECEMBER 31, 1998
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Operating revenues.......................  $31,100    $32,025     $26,843        $26,262
Gross profit.............................    3,940      5,762       3,758          3,521
Income before extraordinary gain.........      651      1,973         191          2,771
Net income...............................      344      1,905         191          4,627
Income before extraordinary gain per
  share:
  Basic..................................     0.35       1.02        0.10           1.47
  Assuming dilution......................     0.33       0.98        0.10           1.45
Net income per share:
  Basic..................................     0.18       0.99        0.10           2.46
  Assuming dilution......................     0.17       0.95        0.10           2.41

     Year Ended December 31, 1999. In June 1999, the Company contributed its combined energy assets in connection with the Energy Consolidation in exchange for an 18% common stock investment in Hallwood Energy. The Company commenced equity accounting for its energy investment, compared to the proportional method of accounting prior to the Energy Consolidation. In December 1999, the Company recognized (i) a loss from redemption of treasury stock of $1,769,000; (ii) a deferred income tax benefit of $873,000 from assumed utilization of NOL's; and
(iii) an extraordinary gain of $240,000 from the redemption of its 7%
Debentures.

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

NOTE 21 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company's matching contribution is

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES discretionary, to be determined annually by the Company's Board of Directors;
(iii) excludes the Company's hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company's matching contributions, which were 50% of its employees contributions up to the first 6% contributed for each of the three years ended December 31, 1999, vest at a rate of 20% per year of service and become fully vested after five years. Employees of Hallwood Realty, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. Hallwood Energy and Brookwood have separate 401(k) plans which are similar to the Company's plan. Employer contributions paid on behalf of Hallwood Realty and Hallwood Energy employees were substantially paid by the respective real estate and energy master limited partnerships. The Company's contributions to the plans for the years ended December 31, 1999, 1998 and 1997, respectively, excluding contributions from the Hallwood Realty and Hallwood Energy affiliates to the extent paid by the master limited partnerships, were $299,000, $215,000, and $212,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $87 per month per employee to the fund. Total contributions for the years ended December 31, 1999, 1998 and 1997 were $212,000, $210,000 and $217,000, respectively. At September 30, 1999, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 17, 2000, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2000

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Investments in subsidiaries.................................  $ 15,587   $ 35,015
Deferred tax asset, net.....................................     7,221      6,348
Investment in Hallwood Energy...............................     3,480         --
Receivables and other assets................................     1,693      1,147
Restricted cash.............................................       901         --
Cash and cash equivalents...................................       664        127
Energy division
  Oil and gas properties, net...............................        --      6,759
  Current assets of HEP.....................................        --      1,524
  Noncurrent assets of HEP..................................        --        647
                                                              --------   --------
          Total Assets......................................  $ 29,546   $ 51,567
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

10% Collateralized Subordinated Debentures..................  $  6,768   $  6,808
Accounts payable, accrued interest and other accrued
  expenses..................................................     4,720      2,328
7% Collateralized Senior Subordinated Debentures............        --     14,727
Energy division
  Long-term obligations of HEP..............................        --      2,817
  Current liabilities of HEP................................        --      2,054
  Accounts payable and accrued expenses.....................        --        395
Loan payable................................................        --        500
                                                              --------   --------
          Total Liabilities.................................    11,488     29,629
Redeemable preferred stock..................................     1,000      1,000
Stockholders' Equity
  Common stock..............................................       240        240
  Additional paid-in capital................................    54,743     54,743
  Accumulated deficit.......................................   (23,007)   (24,676)
  Treasury stock............................................   (14,918)    (9,369)
                                                              --------   --------
          Total Stockholders' Equity........................    17,058     20,938
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $ 29,546   $ 51,567
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

   See accompanying "Notes to Condensed Financial Information of Registrant".

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Income
  Intercompany income from subsidiaries
     Management fees........................................  $ 3,987   $ 2,660   $ 2,834
     Interest income........................................    3,731       465       278
     Dividends..............................................      400     1,724     2,800
  Energy division -- oil and gas revenues and other
     income.................................................    1,051     2,218     2,742
  Income from investment in Hallwood Energy.................      380        --        --
  Equity in net loss of subsidiaries........................     (371)   (2,749)   (1,561)
  Fee income................................................      241       550       560
  Interest on short-term investments and other income.......       90       130     1,124
  Income from investment in HRP.............................       --     1,728       871
  Litigation and insurance settlements......................       --     1,025     1,508
  Income from investment in ShowBiz.........................       --        --    19,416
                                                              -------   -------   -------
          Total income......................................    9,509     7,751    30,572
Expenses
  Loss from redemption of treasury stock....................    4,675        --        --
  Administrative expenses...................................    2,433     2,654     3,196
  Interest expense..........................................    1,261     1,067     4,364
  Energy division -- oil and gas expenses...................      910     2,076     1,845
  Intercompany interest expense.............................       51        --        --
  Depreciation and amortization.............................       --         2       152
                                                              -------   -------   -------
          Total expenses....................................    9,330     5,799     9,557
                                                              -------   -------   -------
  Income before income taxes (benefit) and extraordinary
     gain...................................................      179     1,952    21,015
  Income taxes (benefit)....................................   (1,300)   (3,688)    9,045
                                                              -------   -------   -------
  Income before extraordinary gain..........................    1,479     5,640    11,970
  Extraordinary gain from early extinguishment of debt......      240     1,427       877
                                                              -------   -------   -------
          Net Income........................................  $ 1,719   $ 7,067   $12,847
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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1999      1998       1997
                                                              --------   -------   --------
Net Cash Provided by Operating Activities...................  $  2,914   $ 2,609   $    873
Cash Flows from Investing Activities
  Return of (additional) investment in subsidiaries.........    13,162    (4,394)     4,108
  Proceeds from sale of investment in ShowBiz...............        --        --     40,323
  Purchase of minority shares of HEC........................        --        --       (648)
                                                              --------   -------   --------
          Net cash provided by (used in) investing
            activities......................................    13,162    (4,394)    43,783
                                                              --------   -------   --------
Cash Flows from Financing Activities
  Redemption of 7% Debentures...............................   (14,088)   (2,146)        --
  Net change in restricted cash for financing activities....      (901)       --         --
  Repayment of bank borrowings and loans payable............      (500)       --    (11,000)
  Payment of preferred stock dividends......................       (50)      (50)       (50)
  Purchase of common stock for treasury.....................        --      (250)    (8,373)
  Redemption of 13.5% Debentures............................        --        --    (27,163)
                                                              --------   -------   --------
          Net cash (used in) financing activities...........   (15,539)   (2,446)   (46,586)
                                                              --------   -------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........       537    (4,231)    (1,930)
Cash and Cash Equivalents, Beginning of Year................       127     4,358      6,288
                                                              --------   -------   --------
Cash and Cash Equivalents, End of Year......................  $    664   $   127   $  4,358
                                                              ========   =======   ========

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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
DESCRIPTION                                                    1999      1998     1997
-----------                                                   -------   ------   ------
Assets exchanged for redemption of treasury stock Assets
  owned by subsidiaries.....................................  $ 5,895       --       --
  Present value of future cash payments.....................    3,197       --       --
  Investment in Hallwood Energy.............................    1,665       --       --
                                                              -------   ------   ------
                                                              $10,757       --       --
                                                              =======   ======   ======
Conversion of energy investment to equity method from
  proportional consolidation method at date of Energy
  Consolidation
  Oil and gas properties....................................  $ 6,548       --       --
  Current assets of HEP.....................................    1,722       --       --
  Noncurrent assets of HEP..................................      634       --       --
  Receivables and other assets..............................       53       --       --
  Long-term obligations of HEP..............................   (3,648)      --       --
  Current liabilities of HEP................................   (1,056)      --       --
                                                              -------   ------   ------
                                                              $ 4,253       --       --
                                                              =======   ======   ======
Exchange of 7% Debentures for new issue of 10% Debentures...       --   $6,821       --
Issuance of treasury stock in exchange for common shares of
  ShowBiz:
  Investment in ShowBiz.....................................       --       --   $3,820
  Reduction of additional paid-in capital...................       --       --    2,626
                                                              -------   ------   ------
                                                                   --       --    6,446
Payment in-kind of annual interest on 13.5% Debentures......       --       --    1,524
Proportionate share of stockholders' equity/partners'
  capital transactions of equity investments................       --       --      143
Supplemental disclosures of cash payments
  Interest paid.............................................  $ 2,027   $1,508   $5,522
  Income taxes paid.........................................      837      241      600

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

NOTE 2 -- DEBENTURES AND LOAN PAYABLE

     As referenced in Notes 5 and 6 in the Consolidated Financial Statements, the Registrant's debentures and loan payable are comprised of the following:

                                                                DECEMBER 31,
                                                              ----------------
DESCRIPTION                                                    1999     1998
-----------                                                   ------   -------
Debentures
  10% Debentures (including deferred gain of $300 and $340,
     respectively)..........................................  $6,768   $ 6,808
  7% Debentures (including deferred gain of $639)...........      --    14,727
                                                              ------   -------
          Totals............................................  $6,768   $21,535
                                                              ======   =======
Loan payable -- real estate.................................      --   $   500
                                                              ======   =======

     Maturities over the next five years are as follows (in thousands):
2000 -- $-0-; 2001 -- $-0-; 2002 -- $-0-; 2003 -- $-0-, 2004 -- $-0- and
2005 -- $6,468.

NOTE 3 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 18 to the consolidated financial statements.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                               BALANCE,    CHARGED TO   CHARGED                  BALANCE,
                                               BEGINNING   COSTS AND    TO OTHER                  END OF
                                                OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS      YEAR
                                               ---------   ----------   --------   ----------    --------
Textile Products
  Allowance for losses -- accounts
     receivable:
     Year Ended December 31, 1999............    $418         $42          --         $(33)(a)     $427
     Year Ended December 31, 1998............     407          47          --          (36)(a)      418
     Year Ended December 31, 1997............     455          31          --          (79)(a)      407

---------------

Notes:

(a) Write-off, net of recoveries

                                                                    SCHEDULE III

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                     GROSS AMOUNT
                                             INITIAL COST                          WHICH CARRIED AT
                                              TO COMPANY       COSTS CAPI-        CLOSE OF PERIOD(C)
                                           -----------------   TALIZED SUB-   ---------------------------
                                                     BUILD-     SEQUENT TO              BUILD-
                                                    INGS AND   ACQUISITION             INGS AND
                                 ENCUM-             IMPROVE-    (IMPROVE-              IMPROVE-             ACCUMULATED      DATE
                                 BRANCES    LAND     MENTS        MENTS)       LAND     MENTS      TOTAL    DEPRECIATION   ACQUIRED
                                 -------   ------   --------   ------------   ------   --------   -------   ------------   --------
Textile Products
  Industrial plant Kenyon,
    Rhode Island(b)............  $    --   $  391    $2,355      $ 2,010      $  391   $ 4,365    $ 4,756     $ 2,038        3/89
Hotels
  Oklahoma City, Oklahoma(b)...   18,114       --        --       20,908       1,102    19,806     20,908       2,718        6/91
  Greenville, South
    Carolina(b)................    7,002       --       459        7,601         830     7,230      8,060       2,143        3/94
  Tulsa, Oklahoma(b)...........    5,975      909     4,285        1,516         919     5,791      6,710       2,987        3/94
  Longboat Key,
    Florida(a)(b)..............       --       --        --        4,372          --     4,372      4,372       2,181        6/91
  Huntsville, Alabama(a)(b)....      827       --       942        1,404          --     2,346      2,346         908        3/94
  Irving, Texas................       --       50        --           --          50        --         50          --        3/94
                                 -------   ------    ------      -------      ------   -------    -------     -------
        Subtotal...............   31,918      959     5,686       35,801       2,901    39,545     42,446      10,937
                                 -------   ------    ------      -------      ------   -------    -------     -------
        Totals.................  $31,918   $1,350    $8,041      $37,811      $3,292   $43,910    $47,202     $12,975
                                 =======   ======    ======      =======      ======   =======    =======     =======


                                 DEPRE-
                                 CIABLE
                                 LIFE IN
                                  YEARS
                                 -------
Textile Products
  Industrial plant Kenyon,
    Rhode Island(b)............    20
Hotels
  Oklahoma City, Oklahoma(b)...    25
  Greenville, South
    Carolina(b)................    15
  Tulsa, Oklahoma(b)...........    10
  Longboat Key,
    Florida(a)(b)..............     7
  Huntsville, Alabama(a)(b)....    10
  Irving, Texas................
        Subtotal...............
        Totals.................

     Changes in real estate owned and accumulated depreciation for the three years ended December 31, 1999 are summarized below (in thousands):

                                                                                  YEARS ENDED
                                                    ------------------------------------------------------------------------
                                                      DECEMBER 31, 1999        DECEMBER 31, 1998        DECEMBER 31, 1997
                                                    ----------------------   ----------------------   ----------------------
                                                     REAL     ACCUMULATED     REAL     ACCUMULATED     REAL     ACCUMULATED
                                                    ESTATE    DEPRECIATION   ESTATE    DEPRECIATION   ESTATE    DEPRECIATION
                                                    -------   ------------   -------   ------------   -------   ------------
Balance, beginning of year........................  $44,894     $10,185      $29,673     $12,412      $29,913     $11,038
  Additions during the year
    Costs capitalized.............................    2,980          --       20,321          --        1,285          --
    Depreciation..................................       --       2,837           --       2,873           --       2,899
    Fully depreciated assets......................       --          --       (5,100)     (5,100)      (1,525)     (1,525)
  Deductions during the year
    Sales.........................................     (672)        (47)          --          --           --          --
                                                    -------     -------      -------     -------      -------     -------
Balance, end of year..............................  $47,202     $12,975      $44,894     $10,185      $29,673     $12,412
                                                    =======     =======      =======     =======      =======     =======

---------------

(a) Leasehold interest. Cost represents price paid for leasehold interest, plus furnishings and equipment.

(b) Capital stock of the subsidiary which holds this asset is pledged as collateral for bank loans or 10% Debentures.

(c) The aggregate cost basis of real estate owned for federal income tax purposes was approximately $2.0 million higher than the basis for financial reporting purposes.

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K

 MARK ONE

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD  -  FROM             TO
                                         ------------    ------------

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
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange on
               Title of each class                        which registered
------------------------------------------------       ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS       AMERICAN STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                                                    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The aggregate market value of units held by nonaffiliates of the registrant as of March 13, 2000 was $61,711,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 13, 2000: 1,672,556 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
  PART I

     Item 1.     Business                                                        3

     Item 2.     Properties                                                      4

     Item 3.     Legal Proceedings                                               6

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                                6


  PART II

     Item 5.     Market for Registrant's units and Related
                 Security Holder Matters                                         7

     Item 6.     Selected Financial Data                                         8

     Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   9

     Item 7a.    Quantitative and Qualitative  Disclosures about Market Risk    13

     Item 8.     Financial Statements and Supplemental Information              14

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                           32


  PART III

     Item 10.    Directors and Executive Officers of the
                 Registrant                                                     33

     Item 11.    Executive Compensation                                         34

     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                                 36

     Item 13.    Certain Relationships and Related Transactions                 36


  PART IV

     Item 14.    Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K.                                           37

                                     PART I


ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 1999, HRP owned fourteen real estate properties (the "Properties") located in six states (see Item 2 - Properties) containing 5,352,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.

OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 94% occupied at December 31, 1999. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                  2000                   28%
                  2001                   13%
                  2002                   17%
                  2003                   12%
                  2004                    8%
                  Thereafter             22%

During 1999 and 1998, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers, Fairlane Commerce Park, and Gulley Road Industrial Park. Ford accounted for 13% of revenues in both 1999 and 1998. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 10% and 9% of the revenues in 1999 and 1998, respectively.

As of December 31, 1999, Ford occupied 224,000 square feet of office space under 7 leases at Parklane Towers; 216,000 square feet of office, technical laboratory and industrial space under 8 leases at Fairlane Commerce Park; and 5,000 square feet under 1 lease at Gulley Road Industrial Park. These leases expire between 2000 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1999, GSA occupied 270,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013. In addition, HRP is constructing a 6-story office building containing 151,000 net rentable square feet. The building will be 100% occupied by the GSA starting in July 2000.

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

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 91 employees rendering services on behalf of HRP and its Properties are employees of Realty and/or HCRE.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.  PROPERTIES

As of December 31, 1999, HRP owned fourteen properties in six states with 5,352,000 net rentable square feet.

NAME AND LOCATION                       GENERAL DESCRIPTION OF THE PROPERTY
-----------------                       -----------------------------------
Airport Plaza                           Fee simple interest in a 3-story office
San Diego, California                   building constructed in 1982 containing
                                        48,853 net rentable square feet of space
                                        located on 2 acres of land. The property
                                        was 100% occupied at December 31, 1999.


Allfirst Building                       Fee simple interest in a 22-story office
Baltimore, Maryland                     building constructed in 1972 containing
                                        344,224 net rentable square feet of
                                        office space on 0.6 acres of land. At
                                        December 31, 1999, the property was 97%
                                        occupied.

Bellevue Corporate Plaza                Fee simple interest in a 10-story office
Bellevue, Washington                    building constructed in 1980 containing
                                        242,847 net rentable square feet of
                                        space located on 3.6 acres of land. The
                                        property was 99% occupied at December
                                        31, 1999.

Bradshaw Business Parks                 Fee simple interest in 21 single-story
Sacramento and                          buildings located at four separate sites
Rancho Cordova, California              containing an aggregate of 452,838 net
                                        rentable square feet of office/warehouse
                                        space on 31 acres of land and
                                        constructed between 1973 and 1981. At
                                        December 31, 1999, the property was 94%
                                        occupied.

Corporate Square                        Fee simple interest in an 8-building
Atlanta, Georgia                        office complex ranging from one to seven
                                        stories, constructed between 1968 and
                                        1973, containing an aggregate of 440,231
                                        net rentable square feet of space
                                        located on 32 acres of land. The
                                        property was 98% occupied at December
                                        31, 1999. In addition, HRP is
                                        constructing, on existing land, a
                                        6-story office building containing
                                        151,000 net rentable square feet which
                                        is 100% pre-leased with occupancy
                                        anticipated to take place by July 2000.

NAME AND LOCATION                       GENERAL DESCRIPTION OF THE PROPERTY
-----------------                       -----------------------------------
Executive Park                          Fee simple interest in 26 office
Atlanta, Georgia                        buildings ranging from one to six
                                        stories, constructed between 1965 and
                                        1972, containing a total of 910,909 net
                                        rentable square feet of space located on
                                        70 acres of land. The property was 94%
                                        occupied at December 31, 1999.

Fairlane Commerce Park                  Fee simple interest in a portion of an
Dearborn, Michigan                      office/industrial park consisting of 12
                                        single-story buildings constructed
                                        between 1974 and 1990. The property
                                        consists of 417,922 net rentable square
                                        feet of space on 35 acres of land. The
                                        property was 96% occupied at December
                                        31, 1999.

Gulley Road Industrial Park             Fee simple interest in a 5-building
Dearborn, Michigan                      industrial park constructed between 1991
                                        and 1993 containing 154,360 net rentable
                                        square feet on 11 acres of land. The
                                        property was 98% occupied at December
                                        31, 1999.

Joy Road Distribution Center            Fee simple interest in a 442,201 square
Detroit, Michigan                       foot warehouse situated on 21 acres and
                                        originally constructed in the early
                                        1940's. The property was 98% occupied at
                                        December 31, 1999.

Montrose Office Center                  Fee simple interest in a 10-story office
Rockville, Maryland                     building constructed in 1980 containing
                                        147,658 net rentable square feet of
                                        space on 3 acres of land. The property
                                        was 98% occupied at December 31, 1999.

Parklane Towers                         Fee simple interest in twin 15-story
Dearborn, Michigan                      office buildings constructed in 1973
                                        containing 482,517 net rentable square
                                        feet of space on 31.8 acres of land. The
                                        property was 96% occupied at December
                                        31, 1999.

Raintree Industrial Park                Fee simple interest in an
Solon, Ohio                             office/industrial complex constructed
                                        between 1971 and 1978 containing 794,953
                                        net rentable square feet of space in 14
                                        buildings on 49 acres of land. The
                                        property was 88% occupied at December
                                        31, 1999.

Riverbank Plaza                         Fee simple interest in two 3-story
San Diego, California                   office buildings constructed in 1978
                                        containing 40,304 net rentable square
                                        feet of space located on 1.6 acres of
                                        land. As of December 31, 1999, the
                                        property was being renovated and was not
                                        occupied, however HRP has leased
                                        approximately 90% of the space with
                                        occupancy to coincide with the
                                        anticipated April 2000 completion of
                                        property and tenant improvements.

Seattle Business Parks                  Fee simple interest in office/industrial
Kent and Tukwila, Washington            parks located at two separate sites. The
                                        buildings were completed between 1972
                                        and 1993 and contain an aggregate of
                                        432,467 net rentable square feet of
                                        space in 18 buildings on 27 acres of
                                        land. At December 31, 1999, the property
                                        was 98% occupied.

On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition.

For information regarding encumbrances to which the properties are subject and the status of related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 6 to the Consolidated Financial Statements and Schedule III in Item 8.

OFFICE SPACE -

HRP leases and shares office with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000, $295,000, and $123,000 for 2000, 2001, and 2002, respectively, of which HRP's portion is approximately $179,000, $179,000, and $74,000, for 2000, 2001, and 2002,
respectively.

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

On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery. Trial is scheduled for January 2001.

HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al. (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 13, 2000, there were approximately 30,000 unitholders of record of the 1,672,556 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:

                                Trading Ranges
                            -----------------------
                             High             Low
                            -------         -------
1998 -
    1st Quarter             $ 66.00         $ 46.00
    2nd Quarter               70.00           64.25
    3rd Quarter               70.00           53.50
    4th Quarter               64.25           44.50

1999 -
    1st Quarter             $ 59.00         $ 51.00
    2nd Quarter               61.50           47.75
    3rd Quarter               61.25           52.00
    4th Quarter               54.50           50.00

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

                                                                          Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996           1995
                                                  ---------     ---------     ---------     ---------      ---------
                                                                (in thousands except per unit amounts)
STATEMENTS OF OPERATIONS:

Total revenues                                    $  59,645     $  56,680     $  53,899     $  49,612      $  50,829
Income (loss) before extraordinary item               4,062         6,246         2,357        (9,428)        (9,024)
Net income (loss)                                     4,062        11,593         2,357        (9,428)        (9,789)

Income (loss) per unit and equivalent unit :
   Basic -
      Income (loss) before extraordinary item          2.40          3.70          1.40         (5.50)         (5.55)
      Net income (loss)                                2.40          6.86          1.40         (5.50)         (5.55)
   Assuming dilution -
      Income (loss) before extraordinary item          2.31          3.55          1.35         (5.50)         (5.55)
      Net income (loss) per unit                       2.31          6.59          1.35         (5.50)         (5.55)


BALANCE SHEETS:

Real estate, net(a)                               $ 192,814     $ 175,779     $ 179,028     $ 182,877      $ 192,266
Total assets                                        230,386       214,023       207,134       210,214        225,359
Mortgages payable                                   171,312       162,078       157,911       160,732        166,675
Partners' capital(b)                                 48,696        44,634        33,041        30,684         41,917

Notes to Selected Financial Data:

     (a) During 1999, HRP, through acquisition and construction activity, increased its real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

     (b) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.


RESULTS OF OPERATIONS:

1999 VERSUS 1998 -


REVENUE FROM PROPERTY OPERATIONS in 1999 increased $2,927,000, or 5.2%, compared to 1998. The following table illustrates the components of the change:

                    Rental income, net        $2,122,000
                    Other property income        805,000
                                              ----------
                       Net increase           $2,927,000
                                              ==========

Overall, net rental income increased primarily due to higher rental rates, partially offset by a slight decline in average occupancy between the comparable periods from 93.5% to 93.1%. As of December 31, 1999, HRP had leases executed and in place for 94.3% of the portfolio's net rentable square feet. Other property income increased due to increases in parking revenues, tenants' utility reimbursements and various tenant services.

INTEREST INCOME increased $38,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 1999 increased $1,701,000, or 7.6%, compared to 1998. The increase is comprised primarily of the following components:

     o Real estate taxes increased $1,078,000 due to higher taxable values at Executive Park, Corporate Square and Bellevue Corporate Plaza and in 1998, HRP received non-recurring tax refunds of $545,000 for prior years' taxes.

     o Snow removal costs increased $164,000 primarily due to a mild 1998 winter.

     o Professional fees increased $141,000 due to costs incurred in 1999 for research and analysis of potential property development projects.

     o Fees paid to Realty of $105,000, which were incurred for the acquisitions of Riverbank Plaza and Gulley Road during 1999.

     o Combined, all other operating costs increased $213,000, or less than 1%.

INTEREST EXPENSE for 1999 increased $920,000, or 7.2%, compared to 1998. The 1998 period included $1,485,000 of non-cash amortization of Allfirst Building's loan forgiveness, which served to decrease 1998 expense. This non-cash amortization ceased in November 1998 as the result of the retirement and refinancing of that loan. Cash mortgage interest decreased $645,000 (primarily as the result of reduced contractual interest rates from 1998 loan refinancings) and loan cost amortization increased $80,000 in 1999 compared to 1998.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $116,000 primarily due to a reduction in the amount of depreciable tenant improvements in 1999 compared to 1998.

GENERAL AND ADMINISTRATIVE EXPENSES for 1999 increased $2,644,000, or 80.7%, compared to 1998, primarily as a result of an increase of $1,971,000 in litigation costs (see Note 10 to the consolidated financial statements). All other costs increased $673,000 primarily as a result of higher personnel, occupancy and travel costs.

RESULTS OF OPERATIONS   (CONTINUED) -

1998 VERSUS 1997 -


REVENUE FROM PROPERTY OPERATIONS in 1998 increased $2,864,000, or 5.4%, as compared to 1997. The following table illustrates the components of the change:

          Rental income, net        $2,771,000
          Other property income         93,000
                                    ----------
             Net increase           $2,864,000
                                    ==========

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

INTEREST EXPENSE decreased $164,000, or 1.3%, due to lower principal balances as a result of scheduled principal payments and due to lower interest rates from the refinancing of loans secured by Executive Park and Seattle Business Parks during 1998 (see Note 6 to the Consolidated Financial Statements for more information about refinancing of loans).

DEPRECIATION AND AMORTIZATION EXPENSE increased $59,000 primarily due to an increase in lease commission amortization of $131,000 as a result of new leases executed during 1997 which increased the portfolio's occupancy, partially offset by a decrease in building cost depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $16,000 for 1998 compared to 1997, due to lower insurance premiums for director and officer coverage and lower investor mailing costs, partially offset by an increase in franchise taxes for the state of Michigan.

NET GAIN FROM EARLY EXTINGUISHMENTS OF DEBT of $5,347,000 in 1998 is comprised of the following transactions and is further discussed in Note 6 to the Consolidated Financial Statements:

     o A gain of $7,223,000 from the early payoff of the loan secured by Allfirst Building comprised of $7,441,000 of unamortized loan forgiveness, net of a $200,000 prepayment penalty and $18,000 of unamortized loan costs, all associated with the retired loan.

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

LIQUIDITY AND CAPITAL RESOURCES

HRP operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

HRP's cash position decreased $6,165,000 during 1999 from $14,497,000 as of December 31, 1998 to $8,332,000 as of December 31, 1999. The sources of cash during the period were $8,874,000 of cash provided by operating activities and $6,998,000 of mortgage principal proceeds from a new construction loan. The uses of cash during the period were $7,024,000 of property and tenant improvements, $6,427,000 of property development costs, $5,454,000 of property acquisition costs, $2,913,000 of mortgage principal payments, and $219,000 of loan fees and expenses.

In addition to the commitments described below with regards to Corporate Square and Riverbank Plaza, HRP had commitments for construction projects in progress as of December 31, 1999 of about $1,500,000. Additionally for the year 2000, HRP has estimated and budgeted tenant and capital improvements of $7,400,000 and lease commissions of about $1,700,000.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for all six floors has been executed with occupancy anticipated to take place by July 2000.

The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of December 31, 1999 was $6,998,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (8.19% as of December 31, 1999). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a $19,000,000 to $20,000,000 permanent loan.

As of December 31, 1999, HRP has incurred and capitalized $9,068,000 of the construction costs. Additionally, HRP has paid $1,481,000, or 50%, of the lease commissions incurred; the remaining 50%, which has been accrued as of December 31, 1999, will be paid when the tenant takes occupancy of the space.

ACQUISITIONS  -

In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,300 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. As of December 31, 1999, the property was being renovated and was not occupied, however HRP has leased approximately 90% of the space with occupancy to coincide with the anticipated April 2000 completion of approximately $1,550,000 of property and tenant improvements.

In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The property was 98% occupied as of December 31, 1999. The acquisition costs of $8,249,000 included the assumption of an outstanding mortgage of $5,149,000. The loan, which fully amortizes over the next eleven and a half years, matures in May 2011, and has a fixed interest rate of 7.375%.

On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000, including a loan with two notes totaling $5,500,000. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%. The balance of the acquisition cost, or approximately $2,300,000, was paid in cash.

MORTGAGES -

Substantially all of the buildings in twelve of HRP's fourteen real estate properties were encumbered and pledged as collateral by nine non-recourse mortgages aggregating $171,312,000 as of December 31, 1999. These mortgages have interest rates varying from 6.78% to 8.70% (with an effective average interest rate of 8.10%) and mature between 2003 and 2011. Except for the construction loan discussed previously, HRP has no other mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay $2,874,000 of principal payments in 2000.

NEW ACCOUNTING STANDARDS -

Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods (or years) beginning after June 15, 2000. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives would be recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

YEAR 2000 COMPLIANCE -

In 1999, HRP completed its year 2000 compliance review of its information technology ("IT") systems and non-IT systems and successfully implemented all related upgrades, replacements, or modifications necessary. HRP did not experience any year 2000 business interruptions either internally or related to its major vendors. Total costs were less than $100,000.

INFLATION -

Inflation did not have a significant impact on HRP in 1999, 1998 and 1997 and is not anticipated to have a material impact in 2000.

FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, interest rates, occupancy rates, lease rental rates, outcome of litigation, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP; other risks and uncertainties may be described, from time to time, in HRP's periodic reports and filings with the Securities and Exchange Commission.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE INFORMATION -

HRP's primary risk management strategy is to manage its exposure to adverse changes in interest rates by issuing fixed rate debt, where possible. HRP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt by issuing fixed rate debt when business and market conditions are favorable. There is inherent rollover risk for borrowings as they mature and are renewed at the then current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and HRP's future financing requirements. HRP does not hold or issue derivative financial instruments for trading purposes. As part of HRP's financing activity, a derivative security was used for the sole purpose of fixing the interest rate of HRP's only variable rate debt instrument.

SPECIFIC AND QUANTITATIVE INFORMATION -

HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed / receive variable" interest rate swap with a highly rated counterparty in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties to this financial instrument; however, HRP does not expect any counterparties to fail to meet their obligations. The interest rate swap is described as follows:

                                                     Variable Rate as of December 31, 1999
                                                     --------------------------------------
                                                                                Fair Value
Notional Amount    Maturity Date    Fixed Rate %       %          Based On      of Swap(a)
---------------    -------------    ------------     -----     --------------   -----------
  $ 25,000,000     April 30, 2006       6.78%        7.78%     30 day LIBOR      $1,873,000

(a) The estimated amount that HRP would receive upon termination of its interest rate swap agreement as of December 31, 1999 was based on a quote received from the swap counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


       FINANCIAL STATEMENTS:                                                     Page
                                                                                 ----
         Independent Auditors' Report                                             15

         Consolidated Balance Sheets as of December 31, 1999 and 1998             16

         Consolidated Statements of Income for the years
            ended December 31, 1999, 1998 and 1997                                17

         Consolidated Statements of Partners' Capital for the years
            ended December 31, 1999, 1998 and 1997                                18

         Consolidated Statements of Cash Flows for the years
            ended December 31, 1999, 1998 and 1997                                19

         Notes to Consolidated Financial Statements                               20



       FINANCIAL STATEMENT SCHEDULE:

         Schedule III - Real Estate and Accumulated Depreciation                  31

         All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.

We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audit for the year ended December 31, 1999 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
February 25, 2000

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                                      DECEMBER 31,
                                                               ------------------------
                                                                 1999           1998
                                                               ---------      ---------
          ASSETS

          Real estate:
            Land                                               $  58,378      $  56,441
            Buildings and improvements                           282,013        262,588
            Tenant improvements                                   17,924         17,692
                                                               ---------      ---------
                                                                 358,315        336,721
            Accumulated depreciation and amortization           (165,501)      (160,942)
                                                               ---------      ---------
                  Real estate, net                               192,814        175,779

          Cash and cash equivalents                                8,332         14,497
          Accounts receivable                                      2,287          1,456
          Lease commissions, net                                  10,653          7,186
          Loan reserves and escrows                                7,073          6,986
          Loan costs, net                                          3,607          3,923
          Prepaid expenses and other assets                        5,620          4,196
                                                               ---------      ---------

                  Total assets                                 $ 230,386      $ 214,023
                                                               =========      =========


          LIABILITIES AND PARTNERS' CAPITAL

          Liabilities:
            Mortgages payable                                  $ 171,312      $ 162,078
            Accounts payable and accrued expenses                  6,013          4,435
            Prepaid rent and security deposits                     2,578          2,703
            Payable to affiliates, net                             1,787            173
                                                               ---------      ---------
                  Total liabilities                              181,690        169,389
                                                               ---------      ---------

          COMMITMENTS AND CONTINGENCIES

          Partners' capital:
            Limited partners - 1,672,556 units outstanding        48,209         44,188
            General partner                                          487            446
                                                               ---------      ---------
                  Total partners' capital                         48,696         44,634
                                                               ---------      ---------

                  Total liabilities and partners' capital      $ 230,386      $ 214,023
                                                               =========      =========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1999          1998          1997
                                                              ---------     ---------     ---------
          REVENUES:
             Property operations                              $  58,737     $  55,810     $  52,946
             Gain from property sale                                 --            --           394
             Interest                                               908           870           559
                                                              ---------     ---------     ---------
                Total revenues                                   59,645        56,680        53,899
                                                              ---------     ---------     ---------
          EXPENSES:
             Property operations                                 23,962        22,261        23,248
             Interest                                            13,701        12,781        12,945
             Depreciation and amortization                       11,998        12,114        12,055
             General and administrative                           5,922         3,278         3,294
                                                              ---------     ---------     ---------
                Total expenses                                   55,583        50,434        51,542
                                                              ---------     ---------     ---------

          INCOME BEFORE EXTRAORDINARY ITEM                        4,062         6,246         2,357

          Extraordinary item -
             Net gain on early extinguishments of debt               --         5,347            --
                                                              ---------     ---------     ---------
          NET INCOME                                          $   4,062     $  11,593     $   2,357
                                                              =========     =========     =========

          ALLOCATION OF NET INCOME:
             Limited partners                                 $   4,021     $  11,477     $   2,334
             General partner                                         41           116            23
                                                              ---------     ---------     ---------
                Total                                         $   4,062     $  11,593     $   2,357
                                                              =========     =========     =========

          NET INCOME PER UNIT AND POTENTIAL UNIT:
             Earnings per unit - basic
                Income before extraordinary item              $    2.40     $    3.70     $    1.40
                Net gain on early extinguishments of debt            --          3.16            --
                                                              ---------     ---------     ---------
                   Net income                                 $    2.40     $    6.86     $    1.40
                                                              =========     =========     =========
             Earnings per unit - assuming dilution
                Income before extraordinary item              $    2.31     $    3.55     $    1.35
                Net gain on early extinguishments of debt            --          3.04            --
                                                              ---------     ---------     ---------
                   Net income                                 $    2.31     $    6.59     $    1.35
                                                              =========     =========     =========
          WEIGHTED AVERAGE UNITS
          USED IN COMPUTING NET INCOME
          PER UNIT AND POTENTIAL UNIT:
             Basic                                                1,673         1,673         1,673
                                                              =========     =========     =========
             Assuming dilution                                    1,740         1,741         1,730
                                                              =========     =========     =========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                                              Limited
                                                                                            Partnership
                                                    General      Limited                       Units
                                                    Partner      Partners       Total       Outstanding
                                                   ---------     ---------     ---------    -----------
          PARTNERS' CAPITAL, JANUARY 1, 1997       $     307     $  30,377     $  30,684     1,672,556

          Net income                                      23         2,334         2,357            --
                                                   ---------     ---------     ---------     ---------

          PARTNERS' CAPITAL, DECEMBER 31, 1997           330        32,711        33,041     1,672,556

          Net income                                     116        11,477        11,593            --
                                                   ---------     ---------     ---------     ---------

          PARTNERS' CAPITAL, DECEMBER 31, 1998           446        44,188        44,634     1,672,556

          Net income                                      41         4,021         4,062            --
                                                   ---------     ---------     ---------     ---------

          PARTNERS' CAPITAL, DECEMBER 31, 1999     $     487     $  48,209     $  48,696     1,672,556
                                                   =========     =========     =========     =========

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                1999            1998            1997
                                                                              ----------      ----------      ----------
          OPERATING ACTIVITIES:
               Net income                                                     $    4,062      $   11,593      $    2,357
               Adjustments to reconcile net income
               to net cash provided by operating activities:
                   Depreciation and amortization                                  11,998          12,114          12,055
                   Net gain on early extinguishments of debt                          --          (5,347)             --
                   Amortization of mortgage principal forgiveness                     --          (1,485)         (1,674)
                   Gain from property sale                                            --              --            (394)
                   Effective rent adjustments                                       (778)           (444)           (157)
               Changes in assets and liabilities:
                   Receivables                                                      (831)           (294)            444
                   Lease commission payments                                      (4,272)         (2,369)         (2,191)
                   Prepaid expenses and other assets                                (250)            255             510
                   Accounts payable and other liabilities                         (1,055)             55          (1,086)
                                                                              ----------      ----------      ----------
                      Net cash provided by operating activities                    8,874          14,078           9,864
                                                                              ----------      ----------      ----------

          INVESTING ACTIVITIES:
               Property and tenant improvements                                   (7,024)         (6,603)         (5,534)
               Property development cost                                          (6,427)             --              --
               Property acquisitions                                              (5,454)             --            (649)
               Tenant improvement escrow                                              --              --           1,532
               Cash proceeds from property sale, net of selling costs                 --              --             502
               Mortgage receivable principal collections                              --              --              46
                                                                              ----------      ----------      ----------
                      Net cash used in investing activities                      (18,905)         (6,603)         (4,103)
                                                                              ----------      ----------      ----------

          FINANCING ACTIVITIES:
               Mortgage principal proceeds                                         6,998          66,500             549
               Mortgage principal refinanced                                          --         (59,577)             --
               Mortgage prepayment penalties                                          --          (1,855)             --
               Mortgage principal payments                                        (2,913)         (2,756)         (3,226)
               Loan reserves                                                          --            (550)             --
               Loan fees and expenses                                               (219)         (1,405)             25
                                                                              ----------      ----------      ----------
                      Net cash provided by (used in) financing activities          3,866             357          (2,652)
                                                                              ----------      ----------      ----------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (6,165)          7,832           3,109
          BEGINNING CASH AND CASH EQUIVALENTS                                     14,497           6,665           3,556
                                                                              ----------      ----------      ----------
          ENDING CASH AND CASH EQUIVALENTS                                    $    8,332      $   14,497      $    6,665
                                                                              ==========      ==========      ==========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


1.   ORGANIZATION

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 1999, there were 1,672,556 units outstanding.

     As of December 31, 1999, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,352,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

2.   ACCOUNTING POLICIES

     CONSOLIDATION

     HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 1999, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     HRP capitalizes all costs related to the development and construction of its projects, including interest of $124,000 in 1999. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof have commenced. All costs for construction are capitalized and allocated to each building. Capitalization of construction costs related to a particular building is discontinued when the building is available for occupancy.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


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

     OTHER ASSETS

     Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2000 to 2013. Loan costs are amortized over the terms of the respective loans. The loans mature between 2000 and 2011. Amortization of effective rent income adjustments, included in property operations revenues, was $778,000, $444,000 and $157,000 in 1999, 1998 and 1997, respectively. Amortization of lease commissions, included in depreciation and amortization expense, was $2,286,000, $2,232,000, and $2,101,000 in 1999, 1998 and 1997,
     respectively. Amortization of loan costs, included in interest expense, was $536,000, $456,000, and $453,000 in 1999, 1998 and 1997, respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets include unamortized effective rent adjustments, prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

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

     INCOME TAXES

     Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $243,000, $248,000, and $117,000 in 1999, 1998, and 1997, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


2.   ACCOUNTING POLICIES - (CONTINUED)


     COMPUTATION OF NET INCOME PER UNIT

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

                                                                       1999           1998           1997
                                                                     ---------      ---------      ---------
          Weighted average units outstanding - basic                     1,673          1,673          1,673
          Issuance of units from options                                    86             86             86
          Repurchase of units from unit option proceeds                    (19)           (18)           (29)
                                                                     ---------      ---------      ---------
          Weighted average units outstanding - assuming dilution         1,740          1,741          1,730
                                                                     =========      =========      =========

     ACCOUNTING PRONOUNCEMENTS AND OTHER

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

     Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods (or years) beginning after June 15, 2000. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives would be recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


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

     HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts have been extended and expire June 30, 2004 and provide for (i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

     Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                       Entity
                                       Paid or
                                      Reimbursed     1999          1998          1997
                                      ----------   ---------     ---------     ---------
          Asset management fee          Realty     $     514     $     495     $     458
          Acquisition fee               Realty           105            --             7
          Reimbursement of costs(a)     Realty         2,941         2,320         2,316
          Property management fee       HCRE           1,693         1,608         1,524
          Lease commissions(b)          HCRE           4,933         1,964         1,425
          Construction fees             HCRE             891           314           353

          (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

          (b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued are related to the development property at Corporate Square and are scheduled to be paid in the year 2000. See Note 5.

4.   STATEMENTS OF CASH FLOWS

     Cash interest payments were $13,114,000 (net of capitalized interest of $94,000), $13,934,000, and $14,177,000 in 1999, 1998 and 1997,
     respectively.

     Supplemental disclosure of noncash investing and financing activities -

          As of December 31, 1999, HRP had a construction payable for property development cost at Corporate Square of $2,641,000 for 1999.

          In October 1999, HRP acquired Gulley Road Industrial Park for $8,249,000 including the assumption of an outstanding mortgage of $5,149,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


5.   PROPERTY TRANSACTIONS

     ACQUISITIONS -

     In May 1997, HRP acquired 6.1 acres of land at the Corporate Square office complex for a purchase price of $725,000, plus about $25,000 of miscellaneous costs. The purchase price consisted of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note. The note was paid in full during 1999 in connection with the development of the land discussed below.

     In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,300 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. As of December 31, 1999, the property was being renovated and was not occupied, however HRP has leased approximately 90% of the space with occupancy to coincide with the anticipated April 2000 completion of approximately $1,550,000 of property and tenant improvements.

     In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The property was 98% occupied as of December 31, 1999. The acquisition costs of $8,249,000 included the assumption of an outstanding mortgage of $5,149,000. The loan, which fully amortizes over the next eleven and a half years, matures in May 2011, and has a fixed interest rate of 7.375%.

     PROPERTY DEVELOPMENT

     During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex and discussed above. A 20-year lease with the General Services Administration for all six floors has been executed with occupancy anticipated to take place by July 2000.

     The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs.

     As of December 31, 1999, HRP has incurred and capitalized $9,068,000 of the construction costs. Additionally, HRP has paid $1,481,000, or 50%, of the lease commissions incurred; the remaining 50%, which has been accrued as of December 31, 1999, will be paid when the tenant takes occupancy of the space.

     PROPERTY SALE

     In October 1997, HRP sold one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 in cash before closing expenses of $8,000. HRP recorded a $394,000 gain from the property sale.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


6.   MORTGAGES PAYABLE

     Substantially all of the buildings in twelve of HRP's fourteen real estate properties were encumbered and pledged as collateral by nine non-recourse mortgages aggregating $171,312,000 as of December 31, 1999. These mortgages have interest rates varying from 6.78% to 8.70% (with an effective average interest rate of 8.10%) and mature between 2003 and 2011.

     Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands):

                                                         Total
                         Principal       Balloon        Mortgage
                          Payments       Payments       Payments
                         ----------     ----------     ----------
          2000           $    2,874     $    6,998     $    9,872
          2001                3,152             --          3,152
          2002                3,426             --          3,426
          2003                3,723          4,900          8,623
          2004                3,695             --          3,695
          Thereafter          8,068        134,476        142,544
                         ----------     ----------     ----------
             Total       $   24,938     $  146,374     $  171,312
                         ==========     ==========     ==========

     CORPORATE SQUARE -

     In August 1999, HRP closed on interim-construction loan financing that will fund up to $13,762,000 of the development costs of a new office building at Corporate Square (see Note 5 for more information about this project). The amount outstanding under the interim-construction loan as of December 31, 1999 was $6,998,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (8.19% as of December 31, 1999). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a $19,000,000 to $20,000,000 permanent mortgage loan.

     ALLFIRST BUILDING -

     On November 16, 1998, HRP refinanced Allfirst Building's existing loan with a new lender in the amount of $25,000,000. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which has been designated as a hedge against HRP's variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which is settled monthly, effectively fixes the loan's interest rate at 6.78% compared to the previous loan's rate of LIBOR plus 325 basis points, or 8.47% as of November 1998.

     The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender,
     (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

     HRP was amortizing mortgage principal forgiveness associated with Allfirst's previous loan over that loan's life. The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000, which is included in the Consolidated Statements of Income as an extraordinary item in 1998.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

6.   MORTGAGES PAYABLE  - (CONTINUED)

     SEATTLE BUSINESS PARKS -

     On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthened the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of $220,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the writeoff of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

     EXECUTIVE PARK -

     On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduced the interest rate from 8.87% to an effective interest rate of 7.32% and extended the amortization period from fifteen years to twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender, (ii) to pay transaction costs of $901,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and (v) for general working capital. The prepayment penalty along with the writeoff of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

7.   LEASE AGREEMENTS

     The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $2,539,000, $2,591,000, and $2,561,000 in 1999, 1998 and
     1997, respectively. At December 31, 1999, the Properties, in the aggregate, were 94% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                          2000             $  51,073
                          2001                40,769
                          2002                33,529
                          2003                24,703
                          2004                18,174
                          Thereafter          37,067
                                           ---------
                          Total            $ 205,315
                                           =========

     During 1999 and 1998, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers, Fairlane Commerce Park, and Gulley Road Industrial Park. Ford accounted for 13% of revenues in both 1999 and 1998. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 10% and 9% of the revenues in 1999 and 1998, respectively.

     As of December 31, 1999, Ford occupied 224,000 square feet of office space under 7 leases at Parklane Towers; 216,000 square feet of office, technical laboratory and industrial space under 8 leases at Fairlane Commerce Park; and 5,000 square feet under 1 lease at Gulley Road Industrial Park. These leases expire between 2000 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1999, GSA occupied 270,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013. In addition, HRP is constructing a 6-story office building containing 151,000 net rentable square feet. The building will be 100% occupied by the GSA starting in July 2000.

     The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

     HRP leases and shares office with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000, $295,000, and $123,000 for 2000, 2001, and 2002, respectively, of which
     HRP's portion is approximately $179,000, $179,000, and $74,000, for 2000, 2001, and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


8.   PARTNERS' CAPITAL

     In 1995, HRP issued options totaling 86,000 units to certain executives of Realty with an exercise price of $11.875 per unit. The options expire after 10 years (approximately February 27, 2005) and generally, the optionees may borrow the amounts necessary to exercise the options. As of December 31, 1999, none of the options had been exercised. HRP has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". The options were vested over a three year period ending in 1997, and accordingly under SFAS No. 123 would have had no effect on compensation cost in 1998 or 1999. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net income and net income per unit for 1997 would have been the pro forma amounts indicated below (in thousands except per unit amounts):

                                                 1997
                                              ----------
          Net income (loss) - as reported     $    2,357
          Net income (loss) - pro forma            2,325
          Net income (loss) per unit:
          As reported -
              Basic                                 1.40
              Assuming dilution                     1.35
          Pro forma -
              Basic                                 1.38
              Assuming dilution                     1.33

     The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.

9.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 8.2% and 7.3% as of December 31, 1999 and 1998, respectively) and has determined that the estimated fair value as of December 31, 1999 and 1998 would equal approximately $167,212,000 and $171,921,000, respectively.

     The fair value of HRP's interest rate swap agreement (used to hedge against exposure to interest rate fluctuations) is $1,873,000, the estimated amount that HRP would receive upon termination of the agreement as of December 31, 1999. The amount was determined based on a quote received from its swap counterparty.

     As of December 31, 1999 and 1998, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


10.  COMMITMENTS AND CONTINGENCIES

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

     On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery. Trial is scheduled for January 2001.

     HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

     On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

     HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

     ASBESTOS

     The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


10.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

     Although it is HRP's position in the litigation filed in the Southern District of New York that certain holders of HRP's units have become an "Acquiring Person" under the Rights Plan by virtue of obtaining dispositive power over more than 15% of the outstanding units, a final determination of this issue will be made by the court. As a result, the general partner has amended the Rights Plan, among other things, to postpone the "Distribution Date" under the Rights Plan based on the general partner's current understanding of the facts. By taking such action, the rights will become exercisable, if at all, only after the final resolution by a court that an "Acquiring Person" exists for the purposes of the Rights Plan. Additionally, the expiration of the redemption period under the Rights Plan has also been extended pending litigation. However, if additional facts come to the general partner's attention or the status or unit ownership of any unitholder change in any respect, the general partner will review the circumstances at that time and may change its conclusions. HRP has also amended the Rights Plan to extend the expiration period of the rights until one year after entry of an order, which is final and not subject to appeal, resolving the above-mention lawsuit.

     OTHER

     In addition to the commitments previously described in Note 5 with regards to Corporate Square and Riverbank Plaza, HRP had commitments for construction projects in progress as of December 31, 1999 of about $1,500,000. Additionally for the year 2000, HRP has estimated and budgeted tenant and capital improvements of $7,400,000 and lease commissions of about $1,700,000.

11.  SUBSEQUENT EVENT

     On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000, including a loan with two notes totaling $5,500,000. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%. The balance of the acquisition cost, or approximately $2,300,000, was paid in cash.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


     Set forth below is selected quarterly financial data for the years ended December 31, 1999 and 1998.

                                                                         Quarter Ending
                                                      ----------------------------------------------------------
                                                      March 31         June 30       September 30    December 31
                                                      ----------      ----------     ------------    -----------
                                                                (in thousands except per unit amounts)
                  1999

    Total revenues                                    $   14,559      $   14,252      $   15,140     $   15,694

    Property operations revenues less property
      operations expenses and general
        and administrative expenses                        7,397           7,302           7,399          6,755

    Net income                                             1,214           1,182           1,239            427

    Net income per unit - basic                              .72             .70             .73            .25
    Net income per unit - assuming dilution                  .69             .67             .70            .24

                  1998

    Total revenues                                    $   13,823      $   13,771      $   14,515     $   14,571

    Property operations revenues less property
       operations expenses and general
        and administrative expenses                        7,183           7,581           7,674          7,833

    Income before extraordinary item                       1,069           1,655           1,727          1,795
    Net income (loss)(a)                                    (542)          1,390           1,727          9,018

    Earnings per unit - basic
        Income before extraordinary item                     .63             .98            1.02           1.07
        Extinguishments of debt(a)                          (.95)           (.16)             --           4.27
        Net income (loss)                                   (.32)            .82            1.02           5.34
    Earnings per unit - assuming dilution
        Income before extraordinary item                     .61             .94             .98           1.02
        Extinguishments of debt(a)                          (.92)           (.15)             --           4.11
        Net income (loss)                                   (.31)            .79             .98           5.13

(a) Net income (loss) for the first and second quarter of 1998 includes losses on early extinguishments of debt of $1,611,000 and $265,000, respectively. Net income for the fourth quarter of 1998 includes a gain on early extinguishment of debt of $7,223,000. (See Note 6 to the Consolidated Financial Statements for more information about the refinancing of mortgage loans during 1998).

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                        Costs
                                                                      capitalized
                                                                     subsequent to      Gross amount at which
                                                  Initial cost        acquisition      carried at close of period
                                            ------------------------ ------------  ------------------------------------
                                                          Buildings    Buildings                Buildings
                                                            and          and                       and
Description(A)                Encumbrances     Land     improvements improvements     Land     improvements    Total(B)
---------------               ------------  ----------  ------------ ------------  ----------  ------------  ----------
Airport Plaza                  $      760   $      300   $    4,013   $      306   $      300   $    4,319   $    4,619

Allfirst Building                  25,000        2,100       43,772        3,778        2,100       47,550       49,650

Bellevue Corporate Plaza           15,200        7,428       17,617        2,878        7,428       20,495       27,923

Bradshaw Business Parks             5,956        5,018       15,563        4,611        5,018       20,174       25,192

Corporate Square                   18,818        6,142       14,112       17,274        6,142       31,386       37,528

Executive Park                     33,337       15,243       34,982        9,674       15,243       44,656       59,899

Fairlane Commerce Park             20,141        5,191       18,080        5,599        5,191       23,679       28,870

Gulley Road Industrial Park         5,101        1,227        7,022           --        1,227        7,022        8,249

Joy Road Distribution Center           --          359        1,340        2,107          359        3,447        3,806

Montrose Office Center              6,175        5,096       15,754        3,755        5,096       19,509       24,605

Parklane Towers                    22,801        3,420       37,592        5,523        3,420       43,115       46,535

Raintree Industrial Park           10,640        1,191       18,208        1,401        1,191       19,609       20,800

Riverbank Plaza                        --          710        1,644          214          710        1,858        2,568

Seattle Business Parks              7,383        4,953        8,730        4,170        4,953       12,900       17,853

Corporate office equipment             --           --           --          218           --          218          218
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------

TOTAL                          $  171,312   $   58,378   $  238,429   $   61,508   $   58,378   $  299,937   $  358,315
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========
                                  Accumulated
                                 depreciation      Date
Description(A)                      (B)(C)       acquired
---------------                 ------------- ---------------
Airport Plaza                   $    3,733       4/30/87

Allfirst Building                   28,165       6/29/84

Bellevue Corporate Plaza             6,286       6/30/88

Bradshaw Business Parks             11,728       9/24/85

Corporate Square                    14,366       8/2/85 & 10/1/92

Executive Park                      32,671       12/19/85

Fairlane Commerce Park              11,081       12/30/86 & 7/1/87

Gulley Road Industrial Park             56       10/29/99

Joy Road Distribution Center           593       2/14/96

Montrose Office Center               8,614       1/8/88

Parklane Towers                     29,549       12/16/84

Raintree Industrial Park            10,496       7/17/86

Riverbank Plaza                         30       8/19/99

Seattle Business Parks               8,069       4/24/86

Corporate office equipment              64       various
                                ----------

TOTAL                           $  165,501
                                ==========



                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


     (A)  PROPERTY LOCATIONS ARE AS FOLLOWS:

          Airport Plaza                 San Diego, California
          Allfirst Building             Baltimore, Maryland
          Bellevue Corporate Plaza      Bellevue, Washington
          Bradshaw Business Parks       Sacramento and Rancho
                                          Cordova, California
          Corporate Square              Atlanta, Georgia
          Executive Park                Atlanta, Georgia
          Fairlane Commerce Park        Dearborn, Michigan
          Gulley Road Industrial Park   Dearborn, Michigan
          Joy Road Distribution Center  Detroit, Michigan
          Montrose Office Center        Rockville, Maryland
          Parklane Towers               Dearborn, Michigan
          Raintree Industrial Park      Solon, Ohio
          Riverbank Plaza               San Diego, California
          Seattle Business Parks        Kent and Tukwila, Washington


     (B)  RECONCILIATION OF CARRYING COSTS (in thousands):

                                                          Accumulated
                                              Cost        Depreciation
                                           -----------    -----------
         Balance, January 1, 1997          $   332,391    $   149,514

             Additions                           6,183          9,924
             Retirements and disposition        (4,179)        (4,071)
                                           -----------    -----------

         Balance, December 31, 1997            334,395        155,367

             Additions                           6,603          9,852
             Retirements                        (4,277)        (4,277)
                                           -----------    -----------

         Balance, December 31, 1998            336,721        160,942

             Additions                          26,694          9,659
             Retirements                        (5,100)        (5,100)
                                           -----------    -----------

         Balance, December 31, 1999        $   358,315    $   165,501
                                           ===========    ===========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


HRP has no officers or directors. Realty, as general partner, performs functions generally performed by officers and directors. Realty was formed in Delaware as a corporation in January 1990 and became a limited liability company in December 1998.

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 55, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
     Mr. Gumbiner has served a director and Chairman of the Board of Realty since January 1990. He has also served as Chairman of the Board of Hallwood since 1981 and as Chief Executive Officer since April 1984. He has served as a director of Hallwood Energy Corporation ("HEC") since June 1999. He was Chairman of the Board from 1984 to June 1999 and Chief Executive Officer from 1987 to June 1999 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He was Chairman of the Board and Chief Executive Officer of Hallwood Consolidated Resources Corporation ("HCRC") from February 1992 to June 1999. Mr. Gumbiner has also served as Chairman of the Board of Directors and as a director of Hallwood Holdings S.A. ("HHSA"), a Luxembourg real estate investment company, since March 1984. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 56, PRESIDENT AND DIRECTOR OF REALTY
     Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has also served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He has served as President, Chief Operating Officer and a director of HEC since December 1998 and in that capacity devotes a portion of his time to the activities of HEC. He was President, Chief Operating Officer and a director of the general partner of HEP from February 1985 to June 1999. He was President, Chief Operating Officer and a director of HCRC from May 1991 until June 1999. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 56, EXECUTIVE VICE PRESIDENT AND SECRETARY
     Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 51, SENIOR VICE PRESIDENT
     Mr. Walther has been an Executive Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 52, VICE PRESIDENT - FINANCE
     Mr. Gent joined Hallwood in March 1990 and has been Vice President-Finance of Realty since March 1990. He previously served as Vice President -Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 58, DIRECTOR OF REALTY
     Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree.

WILLIAM F. FORSYTH, 50, DIRECTOR OF REALTY
     Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 56, DIRECTOR OF REALTY
     Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 1999 to December 31, 1999, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements, except that, as alleged in litigation filed in the Southern District of New York, HRP believes that certain holders of HRP's units have obtained dispositive power over more than 15% of the outstanding units, which has not been properly disclosed. A final determination of this issue will be made by the court.

ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 1999, Messrs. Gumbiner and Guzzetti and (until December 21, 1999) Mr. Brian M. Troup served on the Board of Directors of Realty and the compensation committee of HEC and the general partner of HEP. Mr. Gumbiner is also Chief Executive Officer of Hallwood, Realty, and HEC. Mr. Troup was the President and Chief Operating Officer of Hallwood until December 1999. Mr. Guzzetti is also President and Chief Operating Officer of Realty; Chief Operating Officer and President of HEC; and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $20,000 in each of the three years ended December 31, 1999 for director fees. Mr. Walther was paid $20,000 in each of the two years ended December 31, 1998 for director fees.

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

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for
(i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                  Entity
                                 Paid or
                                Reimbursed            1999          1998         1997
                                ----------          --------      --------     --------
Asset management fee               Realty           $    514      $    495     $    458
Acquisition fee                    Realty                105            --            7
Reimbursement of costs (a)         Realty              2,941         2,320        2,316
Property management fee            HCRE                1,693         1,608        1,524
Lease commissions (b)              HCRE                4,933         1,964        1,425
Construction fees                  HCRE                  891           314          353

          (a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to Realty, at cost, for partnership level salaries, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

          (b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued are related to the development property at Corporate Square and are scheduled to be paid in the year 2000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of Realty (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the four other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1999. Bonuses and other annual compensation are with respect to years presented and are usually paid in the following year.

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                        --------------------------------------------------
                                                                            Other Annual
      Name and Principal Position       Year      Salary (a)    Bonus     Compensation (b)
      ---------------------------       ----      ----------   --------   ----------------
      Anthony J. Gumbiner               1999        $    --    $150,000      $    --
      Chairman of the Board and         1998             --          --           --
      Chief Executive Officer           1997             --          --           --

      William L. Guzzetti               1999        200,000      32,333           --
      President and Chief               1998        200,000      28,833           --
      Operating Officer                 1997        200,000      15,583           --

      John G. Tuthill                   1999        150,360      68,265        7,923
      Executive Vice President          1998        150,360      56,265        8,282
      and Secretary                     1997        150,360      57,265        8,212

      Udo H. Walther                    1999        150,000      68,250           --
      Senior Vice President             1998         25,000       6,250           --

      Jeffrey D. Gent                   1999        108,541      18,784        6,206
      Vice President - Finance          1998        104,366      15,523        8,017
                                        1997         99,396      28,212        5,984

----------------

     (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

     (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.


In 1995, HRP issued options totaling 86,000 units to certain executives of Realty with an exercise price of $11.875 per unit. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 1999. None of the executive officers exercised any options during the year ended December 31, 1999 and HRP has not granted SARs.

                    AGGREGATED OPTION/SAR EXERCISES IN 1999
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1999

                                                                         Value of Unexercised
                                          Number of Unexercised              In-the-Money
                          Units                Options at                     Options at
                        Acquired            December 31, 1999              December 31, 1999
                                     -------------------------------   ----------------------------
Name                   on Exercise   Exercisable       Unexercisable   Exercisable    Unexercisable
----                   -----------   -----------       -------------   -----------    -------------
Anthony J. Gumbiner         0           25,800              0          $ 1,015,875        $ 0
William L. Guzzetti         0           15,000              0              590,625          0
John G. Tuthill             0           13,000              0              511,875          0
Jeffrey D. Gent             0            7,000              0              275,625          0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of March 13, 2000 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

                                            Amount         Percent
Name and Address of                       Beneficially       of
Beneficial  Owner                           Owned(h)        Class
-------------------                       ------------     -------
HWG, LLC                                    413,040         24.7%
c/o The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219 (a)

Gotham Partners, L.P.  and                  247,994         14.8%
Gotham Partners, L.P. III
237 Park Avenue, 9th Floor
New York, NY 10017 (b)

Interstate Properties                       135,600          8.1%
Park 80 West, Plaza II
Saddle Brook, NJ 07662 (b)

Private Management Group, Inc. ("PMG")      108,655          6.5%
20 Corporate Park, Suite 400
Irvine, CA 92606 (b) (c)

Alan G. Crisp (d)                                --           --

William F. Forsyth (d)                           --           --

Anthony J. Gumbiner (d)                      25,800(e)       1.5%(e)

William L.  Guzzetti (d)                     15,100(f)       0.9%(f)

Edward T. Story (d)                              --           --

All directors and executive officers
as a group (8 persons)                       60,900(g)       3.5%(g)

--------------------
     (a) Includes 82,608 units, or 4.9% of the outstanding units, transferred to Epsilon Trust on December 21, 1999 as part of the resignation of Mr. Brian Troup as an officer and director of Hallwood. Hallwood has sole voting power with respect to the units and a right to purchase such units for six months after the transfer and a right of first refusal thereafter.

     (b) See discussion in Item 3 regarding certain litigation filed in the Southern District of New York.

     (c) PMG is an Investment Advisor registered under Section 203 of the Investment Advisers Act of 1940 with sole power to vote or direct the vote of all the units, including any units directly-owned. PMG also has sole power to dispose or direct the disposition of all of the units.

     (d) Represents the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

     (e)  Comprised of currently exercisable options to purchase 25,800 units.

     (f)  Includes currently exercisable options to purchase 15,000 units.

     (g)  Includes currently exercisable options to purchase 60,800 units.

     (h) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information covered by this item, see Note 3 to the Registrant's consolidated financial statements included in Item 8 hereof.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)  Financial Statements.

     See Index contained in Item 8.

(2)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1999 or in 2000 prior to the filing of this Form 10-K for the year ended December 31, 1999.

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


                                       HALLWOOD REALTY PARTNERS, L.P.
                                       BY: HALLWOOD REALTY, LLC
                                           GENERAL PARTNER


DATE: March 15, 2000                   BY: /s/ WILLIAM L. GUZZETTI
                                           -------------------------------------
                                           William L. Guzzetti
                                           President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1999, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

       Signature                   Capacity                          Date
       ---------                   --------                          ----


/s/ ANTHONY J. GUMBINER    Chairman of the Board and Director,   March 15, 2000
------------------------   Hallwood Realty, LLC
Anthony J. Gumbiner        (Chief Executive Officer)


/s/ WILLIAM L. GUZZETTI    President and Director,               March 15, 2000
------------------------   Hallwood Realty, LLC
William L. Guzzetti        (Chief Operating Officer)


/s/ JEFFREY D. GENT        Vice President - Finance,             March 15, 2000
------------------------   Hallwood Realty, LLC
Jeffrey D. Gent            (Chief Accounting Officer)


/s/ ALAN G. CRISP          Director,                             March 15, 2000
------------------------   Hallwood Realty, LLC
Alan G. Crisp


/s/ WILLIAM F. FORSYTH     Director,                             March 15, 2000
------------------------   Hallwood Realty, LLC
William F. Forsyth


/s/ EDWARD T. STORY        Director,                             March 15, 2000
------------------------   Hallwood Realty, LLC
Edward T. Story

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-9579


                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                           84-1489099
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

      4610 South Ulster Street
             Suite 200
         Denver, Colorado                                           80237
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

           Securities Registered Pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
Title of each class                                         on which registered
        None                                                       None

           Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, par value $.01 per share Series A Cumulative Preferred Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of March 6, 2000 was approximately $37,353.000.

Number of Shares  outstanding as of March 6, 2000:
 Common Stock 9,999,754
 Series A Cumulative Preferred Stock 2,290,349

                       Documents Incorporated by Reference
The information called for by Part III of Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                                     PART I


ITEM 1 - BUSINESS

Hallwood Energy Corporation ("HEC" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. HEC began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States. On March 6, 2000, HEC had 100 employees.

Marketing

The oil and gas produced from the properties owned by HEC has typically been marketed through normal channels for such products. The Company generally sells its oil at local field prices generally paid by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, HEC has entered into financial contracts for hedging the price of between 12% and 54% of its estimated oil production for 2000 through 2001.

All of HEC's natural gas production is sold on the spot market or in short-term contracts and is transported in intrastate and interstate pipelines. HEC has entered into financial contracts for hedging the price of between 34% and 43% of its estimated gas production for 2000 through 2002.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as an increase or decrease in oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. HEC is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect HEC's business because there are numerous other purchasers in the areas in which HEC sells its production. However, for the years ended December 31, 1999, 1998 and 1997, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                   1999              1998             1997
                                   ----              ----             ----

Conoco Inc.                          19%               23%             20%
El Paso Field Services Company       14%               11%             11%
Plains All American Inc.             14%
Marathon Petroleum Company                                             16%

Factors, if they were to occur, which might adversely affect HEC include decreases in oil and gas prices, the reduced availability of a market for production, rising operational costs of producing oil and gas, compliance with, and changes in, environmental control statutes and increasing costs of transportation.

Competition

HEC encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

Regulation

Production and sale of oil and gas is subject to federal and state governmental regulation in a variety of ways, including environmental regulations, labor laws, interstate sales, excise taxes and federal and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which HEC does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

Title to Properties

The Company believes it has satisfactory title to all of its material producing properties in accordance with standards generally accepted in the oil and gas industry. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition. Investigations, including a title opinion of legal counsel, generally are made before commencement of drilling operations. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller of undeveloped property, typically is responsible to cure any such title defects at the Company's expense. If the Company was unable to remedy or cure title defects of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in such property. The Company's properties are subject to customary royalty, overriding royalty, carried, net profits, working and other similar interests, liens incident to operating agreements, liens for current taxes and other burdens. In addition, the Company's credit facility is secured by approximately 80% in value of the oil and natural gas interests of the Company and other assets of the Company.

Environmental Considerations

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the Company cannot predict what effect possible future public or private action may have on the business of HEC. The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1999, HEC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of HEC in the oil and gas industry.

Insurance Coverage

HEC is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. HEC maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of HEC, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon HEC's earnings, cash flows and financial position.

Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in it critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change.

The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and come to pass, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result.

These risks and uncertainties include, among others:

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect HEC's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that HEC can produce economically.

HEC's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, will be substantially dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond HEC's control.

Hedging arrangements may expose the Company to financial loss. In order to reduce its exposure to short-term fluctuations in the prices of oil and gas, the Company periodically enters into hedging arrangements. The hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and gas prices. Such hedging arrangements may expose the Company to risk of financial loss in some circumstances, including instances where production is less than expected or where the other party to any hedging arrangement fails to perform. In addition, the hedging arrangements may limit the benefit to the Company of increases in the prices of oil or gas.

Similarly, in order to reduce its exposure to short-term fluctuations in interest rates and to provide a measure of predictability for a portion of its interest payments under its debt facilities, the Company has entered into contracts to hedge its interest payments on a portion of its variable rate debt. These hedges provide only partial protection against increases in interest rates. These hedging arrangements may expose the Company to risk of financial loss in some circumstances, including instances where the other party to any hedging arrangement fails to perform. In addition, the hedging arrangements may limit the benefit to the Company of declines in interest rates.

Competition from larger, more established oil and gas companies. HEC encounters competition from other oil and gas companies in all areas of its operation, including the acquisition of exploratory prospects and proven properties. HEC's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than HEC's and, in many instances, have been engaged in the oil and gas business for a much longer time than HEC. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than HEC's financial or human resources permit. HEC's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. HEC's success will be materially dependent upon the continued success of its drilling program. HEC's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on HEC's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although HEC has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Availability of capital is important to the Company's ability to grow. The acquisition of reserves is capital intensive, and funding for the costs of acquisition may be greater than the Company's cash flow can provide. As a result, additional financing may be required, and the availability or terms of any such additional financing cannot be assured. In the event sufficient capital resources are not available to the Company, it may negatively affect the Company's flexibility in planning for and reacting to possible acquisition activities.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, HEC will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by HEC will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on HEC's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to HEC. In addition, HEC may be liable for environmental damages caused by previous owners of property purchased or leased by HEC. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of HEC's properties. While HEC believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, HEC cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on HEC's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. HEC's future oil and gas production is, therefore, highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent HEC acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of HEC will decline as reserves are produced. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, HEC's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that HEC's future exploration, development and acquisition activities will result in additional proved reserves or that HEC will be able to drill productive wells at acceptable costs. Furthermore, although HEC's revenues could increase if prevailing prices for oil and gas increase significantly, HEC's finding and development costs could also increase.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to HEC's reserves will likely vary from estimates, and such variances may be material.


ITEM 2 - PROPERTIES

Exploration and Development Projects and Acquisitions

In 1999, HEC incurred $24,162,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $11,093,000 for property acquisitions and approximately $13,069,000 for domestic exploration and development. HEC's 1999 capital program led to the replacement, including revisions to prior year reserves, of 95% of 1999 production using year-end prices of $24.32 per bbl and $2.00 per mcf. Excluded from these calculations are the reserves of HCRC and the direct interests of Hallwood Group acquired in the Consolidation. Also excluded from the calculations are sales of reserves in place in 1999, which were approximately 9% of 1999 production.

Property Sales

During 1999, HEC received approximately $388,000 for the sale of approximately 420 non-strategic wells located principally in Texas but also included wells located in Louisiana, Mississippi, North Dakota, New Mexico, Oklahoma, and Utah.

Regional Area Descriptions and 1999 Capital Budget

The following discussion of HEC's properties and capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" under Item 1. for a discussion of factors which could affect the outcome of the forward-looking statements.

Since HEP was considered the acquiring entity for accounting purposes, the expenditures discussed below represent the costs incurred by HEP prior to June 8, 1999, plus the costs incurred on a consolidated basis after June 8, 1999.

Gulf Coast Region

HEC has significant interests in the Gulf Coast Region in Louisiana and South and East Texas. The Louisiana interests are located in Lafayette Parish and consist of 13 producing gas wells and the associated water handling and gas treating facilities. The wells produce principally from the Bol Mex formation at 13,500 to 14,500 feet and seven are operated by HEC. In South and East Texas, HEC has interests in approximately 151 producing wells, 45 of which are operated by the Company and produce primarily from the Austin Chalk, Paluxy, Lower Frio and Cotton Valley formations at depths from 7,000 to 13,000 feet. During 1999, HEC expended approximately $16,251,000 (67%) of its capital budget in this region. Of this amount, approximately $7,230,000 was for the Seisgen Exploration, Inc. ("Seisgen") acquisition described below. The following discussion relates to major 1999 capital projects within the region.

Seisgen Acquisition. In October 1999, HEC acquired from Seisgen, interests in 34 wells located principally in the Yoakum Gorge area of Lavaca County, Texas. The proven reserves have a net present value, discounted at 10% of $5,182,000, using non-escalated prices of $2.50 mcf of gas and $18.50 per barrel of oil. HEC also acquired significant non-producing assets including drilling locations, exploration acreage and 3-D seismic data. HEC believes that the acquisition has significant upside potential value and expands opportunities in the Yoakum Gorge area where HEC has been active since 1998. Specifically, in 1998 HEC participated in a successful non-operated exploration discovery in the Wilcox formation using proprietary 3-D seismic data. In 1999, HEC participated in five additional non-operated directional wells testing the Wilcox Steven Sands. Three of the wells are producing and two of the wells are drilling or are in the process of being completed as of December 31, 1999. The average rate of the producing wells at December 31, 1999 is approximately 12,775 gross mcf per well per day. HEC owns an average 28% working interest in four of the producing wells and 12.5% working interests in the remaining two wells. HEC's 1999 drilling costs incurred are approximately $3,130,000. During 2000, HEC plans to drill at least three additional development wells and three exploration wells.

Bell Project. During 1998, HEC drilled one successful well within the Bell prospect located in Houston County, Texas. HEC owns a 60% working interest in this operated well. In 1999, HEC sidetracked another well to test reserves in the Buda and Georgetown formations using a stacked dual lateral well. Initial tests of the Georgetown formation showed it water prone, but the Buda formation is currently being tested and is producing oil. At December 31, 1999, HEC was also drilling a dual lateral Buda formation development well which is currently being completed. HEC owns 36% working interests in the wells drilling or being completed. The horizontal lateral sections are between 4,000-8,000 feet, and the total vertical depth of the wells range from 9,000-10,000 feet. HEC's costs in 1999 were approximately $1,446,000 for all drilling and prospect costs in the area. During 2000, HEC plans to drill as many as five wells in the area.

Scott Field Area. During 1999, the two most significant wells in the Field, the A.L. Boudreaux #1, and the G.S. Boudreaux Estate #1 went offline. The A.L. Boudreaux #1 was successfully restored to commercial production of 11.7 mmcf per day and 250 bopd following a workover, although post-workover reserves are less than had been previously estimated. The G.S. Boudreaux well was lost, but an alternate unit well began drilling in the fourth quarter of 1999 to recover additional gas believed to be remaining in the fault block. Also drilling at December 31, 1999, was a well in a fault block adjacent to the A. L. Boudreaux. In February of 2000, based on the drilling results, this well was plugged and abandoned. In 2000, HEC's plans include an exploration test of the deeper Klump Sands productive in nearby fields.

Mirasoles Project. In 1999, HEC began completion of a 17,000-foot Frio Formation exploration well located in Kenedy County, Texas. In 1998, eight prospective horizons were identified while drilling this large structural prospect defined by 63 miles of proprietary 3-D seismic data. Stimulation of the deepest and highest potential zone was not possible due to mechanical problems. HEC then tested three shallower Frio zones, but found only subcommercial oil production rather than gas as anticipated. In 1999, HEC incurred approximately $1,473,000 related to this project. HEC operates the well and owns a 35% working interest. The well is temporarily abandoned and HEC, as operator, is currently proposing the abandonment of the well and project.

Boca Chica Project. In 1999, HEC incurred approximately $313,000 for seismic data and all costs associated with its participation in an exploration well, which was directionally drilled from the shore to a bottom hole location under the waters of the Gulf of Mexico. This 10,000-foot exploration well in the Big Hum formation tested wet, yet the exploration results were sufficiently encouraging that working interest owners shot 3-D seismic over the area in the third quarter of 1999. Though the 3-D seismic interpretation is still underway, HEC anticipates that during 2000 another well will be drilled. HEC owns a 25% working interest in the well.

Greater Permian Region

HEC has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this region, HEC has interests in 436 productive oil and gas wells (359 of which are operated), 30 shut-in oil and gas wells (28 operated) and 13 operated salt water disposal wells or injection wells. In 1999, HEC expended approximately $1,362,000 (6%) of its capital budget on projects in this area. The following is a description of the significant areas and 1999 capital projects within the Greater Permian Region.

Carlsbad/Catclaw Area. HEC's interests in the Carlsbad/Catclaw Area as of December 31, 1999 consisted of 59 producing wells that produce primarily natural gas and two shut-in wells. The wells are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. The Company operates 33 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. In 1999, HEC spent approximately $475,000 recompleting or drilling four producing development wells. HEC expects to continue operated development drilling in Lea County.

Spraberry Area. HEC's interests in the Spraberry Area consist of 377 producing wells, 13 salt-water disposal wells, and 28 shut-in wells in Dawson, Upton, Reagan and Irion Counties, Texas. The Company operates 326 of the producing oil and gas wells. Current production is predominately from the Upper and Lower Spraberry, Clearfork Canyon, Dean, and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. During 1999, HEC plugged 66 wells in the area and anticipates an additional 10 wells will be plugged in 2000. The Spraberry area is a mature operation where aggressive operating expense control and limited development drilling typify the management of the area.

Rocky Mountain Region

HEC has significant interests in the Rocky Mountain Region, which include producing properties in Colorado, Montana, North Dakota and Northwest New Mexico. The Company has interests in 218 producing oil and gas wells, 176 of which are operated by HEC, 22 shut-in wells, and five salt-water disposal wells. HEC expended approximately $4,183,000 (17%) of its 1999 capital budget in this area. A discussion of the major projects in the region follows.

Colorado Western Slope Project. HEC drilled and completed three 5,500-foot Dakota Formation wells in 1999. The wells are located in Garfield County, Colorado. HEC owns 100% working interests in the wells. Sales of production for all three wells in November 1999 had combined rates of approximately 1,450 gross mcf per day. HEC's total costs in 1999 for the three wells were approximately $1,854,000. HEC has identified 13 additional development locations and in 2000, plans to drill up to nine additional wells and to recomplete two wells.

Toole County Area. HEC's interests in the Toole County Area consist of 61 producing wells and 17 shut-in wells, 66 of which are operated by the Company. The oil wells produce from the Nisku formation at depths of approximately 3,000 feet, and the gas wells produce from the Bow Island formation at depths of 900 to 1,200 feet. HEC plans to divest this area in 2000.

San Juan Basin Project - Colorado and New Mexico. HEC's interest in the San Juan Basin consists of 80 producing gas wells (75 operated), 12 operated shut-in wells and three operated salt water disposal wells located in San Juan County, New Mexico and LaPlata County, Colorado. HEC operates 52 producing wells in New Mexico, 31 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 21 of which produce from the Picture Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. HEC also operates 23 producing wells in La Plata County, Colorado. The wells in Colorado produce from the Fruitland Coal formation at depths of 1,800-2,200 feet. During 1999, $676,500 was spent for the purchase of overriding royalty interests and working interests in 18 coal bed methane properties already operated by HEC, located in San Juan County, New Mexico. Most of the interests purchased qualify for tax credits under
Section 29 of the Internal Revenue Code. In order to monetize these credits, the majority of the acquired interests were sold to 44 Canyon LLC ("44 Canyon"), a special purpose entity owned by a large East Coast financial institution, by HEC, in exchange for cash, a production payment, and promissory notes. In 1999, HEC along with some of its peers, petitioned the Colorado Oil & Gas Commission to allow for optional infill drilling on 160 acre spacing in the Colorado Fruitland Coal formation. If approved, additional drilling of as many as 17 wells would result in the area. Although no application for additional drilling has been made in New Mexico, with regulatory approval, 14 new drilling opportunities would be created in the area, as well. In addition, in 1999, HEC installed an additional gas-gathering pipeline in LaPlata County, Colorado. HEC anticipates that the additional line will help lower system pressures and will increase production by 1,000 mcf per day. Additional water disposal capacity was completed in the fourth quarter of 1999. HEC's costs incurred in 1999 for the additional pipeline and water disposal facilities were approximately $395,000.

Other

At December 31, 1999, HEC owned various other interests in properties in Kansas, Oklahoma, California, and South Central Texas. The remaining $2,366,000 (10%) of HEC's capital expenditures incurred in 1999 were devoted to technical general and administrative expenditures, delay rental costs, and for numerous other projects which were completed or are underway and which are individually less significant.

Future Plans

At December 31, 1999, HEC's plans were to sell its interests in approximately 500 non-strategic oil and gas wells in 2000. These sales are being made in an effort to better focus the Company on its core areas of Colorado, Utah, New Mexico, Texas, and Louisiana and at the same time reduce its level of debt and administrative overhead. These wells represent approximately 34% of HEC's total well count, approximately 16% of HEC's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. Proceeds from the sales will be used initially to reduce debt. Subsequent to December 31, 1999 and through March 6, 2000, approximately 145 of the non-strategic oil and gas wells located in the Keystone, Merkle, and Weesatche areas of Texas, as well as various oil and gas wells in Oklahoma, North Dakota and Montana have been sold. As a result of successful sales negotiations, sales proceeds in four of the five areas exceeded the net present value, discounted at 10%, recorded in HEC's January 1, 2000, five year average price reserve report. Purchase and sale agreements for properties located in Williston Basin, Montana, North Dakota and Kansas are currently being negotiated. Efforts to sell the remainder of the non-strategic oil and gas wells are ongoing.

For 2000, HEC's capital budget, which will be provided by cash generated from operations and cash on hand has been set at $24,000,000. The Company expects to allocate its capital budget for 2000 among its core areas as follows:

Gulf Coast Region                                $14,500,000
Greater Permian Region                               500,000
Rocky Mountain Region                              7,000,000
Other                                              2,000,000
                                                 -----------
                                                 $24,000,000


Company Reserves, Production and Discussion by Significant Regions

The following table presents the December 31, 1999 reserve data by significant regions.


                                    Proved Reserve Quantities            Present Value of Future Net Cash Flows
                                                                        Proved            Proved
                                   Mcf of Gas       Bbls of Oil      Undeveloped        Developed           Total
                                   ----------       -----------      -----------        ---------           -----
                                                                    (In thousands)

Gulf Coast Region                     24,945            1,328           $11,743         $  29,593        $  41,336
Greater Permian Region                30,071            5,540             3,123            52,896           56,019
Rocky Mountain Region                 93,838            1,322             1,415            89,590           91,005
Other                                  2,814            3,491               783            18,857           19,640
                                    --------          -------           -------          --------         --------
                                     151,668           11,681           $17,064          $190,936         $208,000
                                    ========          =======           =======          ========         ========

The following table presents the oil and gas production for significant regions for the periods indicated.


                                             Production for the                            Production for the
                                        Year Ended December 31, 1999                  Year Ended December 31, 1998
                                        ----------------------------                  ----------------------------
                                     Mcf of Gas             Bbls of Oil              Mcf Gas              Bbls of Oil
                                     ----------             -----------              -------              -----------
                                                                      (In thousands)

Gulf Coast Region                        5,234                    189                  5,291                    175
Greater Permian Region                   2,758                    437                  2,893                    401
Rocky Mountain Region                    9,862                    151                  5,233                    133
Other                                      409                    148                    620                     78
                                        ------                    ---                 ------                   ----
                                        18,263                    925                 14,037                    787
                                        ======                    ===                 ======                   ====

The following table presents the Company's extensions and discoveries by significant regions.

                                    For the Year Ended December 31, 1999          For the Year Ended December 31, 1998
                                    ------------------------------------          ------------------------------------
                                     Mcf of Gas             Bbls of Oil            Mcf of Gas             Bbls of Oil
                                     ----------             -----------            ----------             -----------
                                                                      (In thousands)

Gulf Coast Region                        5,708                    113                  1,201                    164
Greater Permian Region                     291                     58                    217                    167
Rocky Mountain Region                    4,346                      9                     78                     83
Other                                      584                                            46                      1
                                      --------                -------               --------                 ------
                                        10,929                    180                  1,542                    415
                                      ========                =======               ========                 ======

Average Sales Prices and Production Costs

The following table presents the average oil and gas sales price and average production costs per equivalent mcf of gas computed at the ratio of six mcf of gas to one barrel of oil.

                                                       1999              1998              1997
                                                      ------            ------            -----

Oil and condensate -
  includes the effects of hedging (per bbl)            $16.52            $13.65            $19.08
Natural gas -
   includes the effects of hedging (per mcf)             1.90              2.02              2.31
Production costs (per equivalent mcf of gas)              .72               .65               .67

Productive Oil and Gas Wells

The following table summarizes the productive oil and gas wells as of December 31, 1999 attributable to HEC's direct interests. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which HEC has an interest. Net wells are the sum of HEC's fractional interests owned in the gross wells.

                                    Gross Net

Productive Wells
  Oil                                            826               526
  Gas                                            435               228
                                              ------             -----
    Total                                      1,261               754
                                              ======             =====

Oil and Gas Acreage

The following table sets forth the developed and undeveloped leasehold acreage held directly by HEC as of December 31, 1999. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which HEC has a working interest. Net acres are the sum of HEC's fractional interests owned in the gross acres.

                                               Gross         Net
                                                 (in thousands)

Developed acreage                               272          144
Undeveloped acreage                             666          168
                                                ---          ---
    Total                                       938          312
                                                ===          ===

At December 31, 1999, HEC held undeveloped acreage in Texas, Louisiana, Montana, Utah, Oklahoma, New Mexico, Kansas, Colorado, North Dakota and California.

Drilling Activity

The following table sets forth the number of wells attributable to HEC's direct interests drilled in the most recent three years.

                                                               Year Ended December 31,
                                               1999                        1998                        1997
                                              ------                      ------                      -----
                                       Gross          Net          Gross          Net          Gross          Net
                                       -----          ---          -----          ---          -----          ---

Development Wells:
   Productive                             1            .5            12           3.6            23           4.5
   Dry                                    1            .5             5           1.5             5            .8
                                        ---           ---           ---           ---           ---          ----
    Total                                 2             1            17           5.1            28           5.3
                                        ===           ===            ==           ===            ==           ===

Exploratory Wells:
   Productive                            11           4.1            17           4.3            14           2.2
   Dry                                    8           2.4            17           3.0            22           5.4
                                        ---           ---            --           ---            --           ---
    Total                                19           6.5            34           7.3            36           7.6
                                        ===           ===            ==           ===            ==           ===

Office Space

HEC leases office space in Denver, Colorado, for approximately $600,000 per year under a lease that terminates on December 31, 2006. HEC also sub-leases office space in Houston, Texas for approximately $42,000 per year under a lease that terminates on October 14, 2001.


ITEM 3 - LEGAL PROCEEDINGS

See Notes 12 and 13 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.



                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEC's common stock began trading over the counter on NASDAQ National Market System under the symbol "HECO" on June 9, 1999. HEC's Series A Preferred Stock began trading on the NASDAQ under the symbol "HECOP" on June 11, 1999. As of March 6, 2000, there were 18,808 registered holders of record of HEC's common stock and 12,566 registered holders of record of HEC's Series A Preferred Stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for each class of stock as reported by the Nasdaq Stock Market, Inc. and the dividends paid per Series A Preferred share for the corresponding periods. No common stock dividends were paid during the periods shown.

Common Stock                                                   High             Low              Dividends
------------                                                   ----             ---              ---------

Second quarter 1999 (from June 9, 1999)                      $8 3/8           $5 3/8
Third quarter 1999                                            7 3/4            5 1/8
Fourth quarter 1999                                           7                3 1/2

Series A Preferred Stock

Second quarter 1999 (from June 11, 1999)                     $8 3/4           $7 3/4             $ .25
Third quarter 1999                                            8 7/8            8 1/8               .25
Fourth quarter 1999                                           8 5/16           7                   .25
                                                                                                  ----
                                                                                                 $ .75

Prior to the Consolidation, HEP's Class A Units were traded on the American Stock Exchange (the "Exchange") under the symbol "HEP" through June 8, 1999. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class A Units as reported on the Exchange and the distributions paid per Class A Unit for the corresponding periods.


Class A Units                                                High            Low             Distributions
-------------                                                ----            ---             -------------
First quarter 1998                                          $8 5/8      $6 3/8                   $.13
Second quarter 1998                                          7           6                        .13
Third quarter 1998                                           7           4 11/16                  .13
Fourth quarter 1998                                          5 7/8       3                        .13
                                                                                                 ----
                                                                                                 $.52

First quarter 1999                                          $4 3/8         $3                    $.13
Second quarter 1999 (through June 8, 1999)                   4 3/8          3 1/2                  --
                                                                                                 ----
                                                                                                 $.13

On January 17, 1996, HEP's Class C Units began trading on the Exchange under the symbol "HEPC." On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units which were priced at $10.00 per Unit. HEP's Class C Units stopped trading on June 8, 1999. The following table sets forth, for the periods indicated, the high and low reported sales prices for the Class C Units as reported on the Exchange and distributions paid per Class C Unit for the corresponding periods.

Class C Units                                                 High           Low           Distributions
-------------                                                 ----           ---           -------------

First quarter 1998                                           $11            $9 1/8             $  .25
Second quarter 1998                                            9 13/16       8 3/8               .25
Third quarter 1998                                             8 1/2         6 3/4               .25
Fourth quarter 1998                                            7 15/16       5 7/8               .25
                                                                                               -----
                                                                                               $1.00

First quarter 1999                                          $  8 1/2       $6 3/16            $  .25
Second quarter 1999 (through June 8, 1999)                     8 9/16        7 3/16               --
                                                                                              ------
                                                                                              $  .25

HEC's debt agreements limit aggregate dividends paid by HEC in any twelve month period to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid by HEC are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HEC's financial position and results of operations as of the dates indicated. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial information for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999.

                                                       As of and For the Year Ended December 31,
                                                       -----------------------------------------
                                          1999            1998           1997             1996           1995
                                         ------          ------         -------          ------         -----
                                                            (In thousands except per Share)

Summary of Operations
   Oil and gas revenues and
     pipeline operations              $   56,523      $   43,177       $   44,707      $   50,644    $   43,454
   Total revenue                          56,881          43,586           45,103          51,066        43,780
   Production operating expense           17,100          12,175           11,060          11,511        11,298
   Depreciation, depletion and
     amortization                         21,027          15,720           11,961          13,500        15,827
   Impairment                                             14,000                                         10,943
   General and administrative
     expense                               7,395           5,045            5,333           4,540         5,580
   Net income (loss)                       2,880         (13,895)          12,803          15,726        (9,031)
   Basic net income (loss) per share
                                             .06           (2.92)            2.17            2.69         (1.61)
   Diluted net income (loss) per
     share                                   .06           (2.92)            2.14            2.69         (1.61)
   Dividends per common share                .21            1.26             1.25            1.34          1.78
   Dividends per preferred share            1.00            1.00             1.00            1.00

Balance Sheet
   Working capital (deficit)          $    3,371      $   (8,722)      $     (973)     $   (1,355)   $   (4,363)
   Property, plant and equipment,
     net                                 181,621         105,005           94,331          88,549        94,926
   Total assets                          212,774         139,091          131,603         122,792       125,152
   Long-term debt                        109,357          40,381           34,986          29,461        37,557
   Long-term contract settlement
     obligation                                                                             2,512         2,397
   Deferred liability and other            1,066           1,050            1,180           1,533         1,718
   Minority interest in affiliates           582           2,788            3,258           3,336         3,042
   Stockholders' equity                   75,387          62,632           69,064          64,215        57,572

ITEM 7     - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Overview

HEC began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Generally accepted accounting principles require reporting of results on a basis that makes it difficult to compare to prior years. Therefore, this Overview provides certain information on a pro forma basis to facilitate the comparison with prior periods.

Pro Forma Results

The following pro forma information is prepared as if the Consolidation had been completed on January 1, 1997.


                                 For the Year Ended December 31,
                           ------------------------------------------
                             1999             1998              1997
                           -------          --------          -------
                                   (in thousands except prices)
Prices
  Gas (per mcf)            $  1.88          $   1.96          $  2.25
  Oil (per bbl)            $ 15.84          $  13.33          $ 19.01

Production
  Gas (mcf)                 22,360            22,291           17,786
  Oil (bbl)                  1,177             1,386            1,362

Gas revenue                $42,111          $ 43,752          $40,095
Oil revenue                 18,638            18,477           25,888
Lease operating expense     21,187            21,705           19,318

Liquidity and Capital Resources

Cash Flow

HEC generated $18,238,000 of cash flow from operating activities during 1999.

   The other primary cash inflows were:

   o  Proceeds from long-term debt of $13,000,000;

   o  Distributions received from affiliate of $1,833,000;

   o  Proceeds from the sale of property of $388,000;

   Cash was used primarily for:

   o  Additions to property, exploration and development costs of $24,162,000;

   o  Costs incurred in connection with the Consolidation of $2,933,000;

   o  Payments of long-term debt of $3,000,000 and,

   o Dividends to shareholders of $4,061,000.

When combined with miscellaneous other cash activity during the year, the result was a decrease of $1,394,000 in HEC's cash and cash equivalents from $11,874,000 at December 31, 1998 to $10,480,000 at December 31, 1999.

Property Purchases, Sales and Capital Budget

In 1999, HEC incurred $24,162,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $11,093,000 for property acquisitions and approximately $13,069,000 for domestic exploration and development. HEC's 1999 capital program led to the replacement, including revisions to prior year reserves, of 95% of 1999 production using year-end prices of $24.32 per bbl and $2.00 per mcf. Excluded from these calculations are the reserves of HCRC and the direct interests of Hallwood Group acquired in the Consolidation. Also excluded are sales of reserves in place in 1999, which were approximately 9% of 1999 production.

Regional Area Descriptions and 1999 Capital Budget

Since HEP was considered the acquiring entity for accounting purposes, the expenditures discussed below represent the costs incurred by HEP prior to June 8, 1999, plus the costs incurred on a consolidated basis after June 8, 1999.

In the Gulf Coast Region, HEC expended approximately $7,230,000 acquiring interests in 34 wells and significant non-producing assets including drilling locations, exploration acreage and 3-D seismic. Most of the assets are located in Yoakum Gorge area of Lavaca County, Texas. In addition, in the Yoakum Gorge area, HEC participated in a successful non-operated exploration discovery in 1998, and in 1999, HEC participated in five additional non-operated directional wells testing the Wilcox Steven Sands. HEC's 1999 drilling costs incurred in the Yoakum Gorge area were approximately $3,130,000. HEC drilled one successful well and sidetracked two additional wells within the Bell prospect located in Houston County, Texas. HEC's costs in 1999 were approximately $1,446,000 for all drilling and prospect costs within the Bell area. HEC spent approximately $1,473,000 for completion attempts on the Mirasoles exploration well located in Kenedy County, Texas. In 1999, HEC incurred approximately $313,000 for seismic and all costs associated with its participation in the Boca Chica exploration well.

In the Greater Permian Region, HEC spent approximately $475,000 recompleting or drilling four producing development wells.

In the Rocky Mountain Region, HEC drilled and completed three wells located in Garfield County, Colorado. Drilling costs were approximately $1,854,000. HEC incurred $676,500 for the purchase of overriding royalty interests and working interests in 18 coal bed methane properties already operated by HEC, located in San Juan County, New Mexico. In the same area, HEC incurred approximately $395,000 for additional pipeline and water disposal facilities.

See Item 2 - Properties, for further discussion of HEC's exploration and development projects.

Long-lived assets, other than oil and gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, the Company has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Dividends

On December 13, 1999, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2000 to shareholders of record on December 31, 1999. This amount was accrued as of the year-end.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Stock Option Plans

On June 9, 1999, HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, HEC granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001.

On January 28, 2000, HEC granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 28, 2001 and one-third on January 28, 2002.

Prior to the Consolidation, the following HEP options were outstanding. All of these options were cancelled on June 8, 1999.

                                                      Number of Options
                                            Outstanding               Exercisable              Exercise Price

Class A Unit Options                           390,400                   390,400                   $  5.75
Class A Unit Options                            25,500                    17,000                   $  6.625
Class C Unit Options                           120,000                   120,000                    $10.00

Financing

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. The terms of the Credit Agreement were amended on October 15, 1999, to, among other matters, increase HEC's borrowing base to $90,000,000. At December 31, 1999, HEC had amounts outstanding of $86,200,000.

HEC's plans are to sell its interests in approximately 500 non-strategic oil and gas wells during 2000. These property sales will enable HEC to better focus on its core areas while at the same time reduce its level of outstanding debt. Subsequent to December 31, 1999 and through March 6, 2000, approximately 145 oil and gas properties have been sold and HEC has repaid $6,000,000 of its borrowings under the Credit Agreement. On January 27, 2000, the Credit Agreement was further amended to reduce HEC's borrowing base to reflect the property sales made by the Company and to waive compliance with an asset sale covenant. On February 9, 2000, HEC's borrowing base was further reduced to $84,479,000 to reflect the most recent property sales, and therefore HEC's unused borrowing base totaled $4,279,000 at March 6, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 8.5% at December 31, 1999. Interest is payable monthly. Quarterly principal payments of $11,457,000 are calculated to include repayments of the borrowing made subsequent to December 31, 1999 and commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on October 15, 1999 to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit Agreement of the restriction on amendments to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

HEC recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

As part of its risk management strategy, HEC enters into financial contracts to hedge the interest rate payments under its Credit Agreement. HEC does not use the hedges for trading purposes, but rather to protect against the volatility of interest rates under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of March 6, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.

                                         Amount of Contract          Average
               Period                       Debt Hedged            Floor Rate
               2000                         $45,000,000                5.65%
               2001                          36,000,000                5.23
               2002                          37,500,000                5.23
               2003                          37,500,000                5.23
               2004                           6,000,000                5.23

Gas Balancing

HEC uses the sales method for recording its gas balancing. Under this method, HEC recognizes revenue on all of its sales of production, and any over-production or under-production is recovered or repaid at a future date.

As of December 31, 1999, HEC had a net over-produced position of 496,000 mcf ($992,000 valued at year-end gas prices). The Company believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEC's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 496,000 mcf in order to reflect HEC's gas balancing position.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Forward Looking Statements

Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements under Item 1. for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

Inflation and Changing Prices

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of HEC, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas fluctuated from 1997 through 1999, with a distinct downward trend in both oil and gas prices occurring in the calendar year 1998 through the first quarter of 1999. Prices began to rebound in April 1999.

The following table presents the weighted average prices received per year by HEC, and the effects of the hedging transactions discussed below.


                         Oil                       Oil                        Gas                       Gas
                  (excluding effects        (including effects        (excluding effects         (including effects
                      of hedging                of hedging                 of hedging                of hedging
                    transactions)             transactions)              transactions)             transactions)
                    ------------              ------------               ------------              ------------
                      (per bbl)                 (per bbl)                  (per mcf)                 (per mcf)

1999                    $18.16                    $16.52                     $2.06                     $1.90
1998                     12.82                     13.65                      1.99                      2.02
1997                     19.35                     19.08                      2.54                      2.31

As part of its risk management strategy, HEC enters into financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

HEC's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. In general, the Company expects to hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, HEC will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 6, 2000, HEC was a party to 16 financial contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.


                                 Oil
                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
      ------                  ----------              -----------
                                                       (per bbl)
     2000                          54%                   $18.47
     2001                          12%                    19.16


                                 Gas
                              Percent of
                              Production               Contract
      Period                    Hedged                Floor Price
      ------                  ----------              -----------
                                                       (per mcf)

     2000                         42%                     $1.97
     2001                         43%                     $1.99
     2002                         34%                     $1.95

Between 11% and 13% of the gas volumes hedged in each year are subject to a collar agreement whereby HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.54 per mcf to $2.65 per mcf.

During the first quarter through March 6, 2000, the weighted average oil price (for barrels not hedged) was approximately $26.50 per barrel, and the weighted average price of natural gas (for mcf not hedged) was approximately $2.25 per mcf.

Inflation

Inflation did not have a material impact on HEC in 1999, 1998 and 1997 and is not anticipated to have a material impact in 2000.

Results of Operations

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes.

1999 Compared to 1998

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.


                              1999             1998
                              ----             ----
Gas
  Production (mcf)          18,263,000       14,037,000
  Price (per mcf)          $      1.90      $      2.02
Oil
  Production (bbl)             925,000          787,000
  Price (per bbl)          $     16.52      $     13.65

Gas Revenue

Gas revenue increased $6,373,000 during 1999 compared with 1998. The increase is comprised of an increase in gas production from 14,037,000 mcf during 1998 to 18,263,000 mcf during 1999, partially offset by a decrease in the average gas price from $2.02 per mcf in 1998 to $1.90 per mcf in 1999. The increase in production is primarily due to the Consolidation which caused a 4,478,000 mcf increase in gas production. This increase was partially offset by decreased production resulting from a production decline on two significant wells in Louisiana caused by increased rates of water production on the wells and normal production declines.

The effect of HEC's hedging transactions as described under "Inflation and Changing Prices" was to decrease HEC's average gas price from $2.06 per mcf to $1.90 per mcf, representing a $2,922,000 decrease in gas revenues for 1999.

Oil Revenue

Oil revenue increased $4,539,000 during 1999 compared with 1998. The increase is comprised of an increase in the average oil price from $13.65 per barrel in 1998 to $16.52 per barrel in 1999, combined with an increase in production, from 787,000 barrels in 1998 to 925,000 barrels in 1999. The Consolidation caused a production increase of 242,000 barrels of oil which was partially offset by the production decline on two wells in Louisiana, as discussed above, and normal production declines.

The effect of HEC's hedging transactions was to decrease HEC's average oil price from $18.16 per barrel to $16.52 per barrel, resulting in a $1,517,000 decrease in oil revenue for 1999.

Pipeline and Other

Pipeline and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline facilities and other revenue increased $2,434,000 during 1999 compared with 1998. The increase is comprised of a $1,716,000 increase due to the Consolidation and a $718,000 increase primarily due to an increase in incentive payment income resulting from HEC's acquisition of a volumetric production payment during May 1998.

Interest Income

The decrease in interest income of $51,000 during 1999 compared with 1998 resulted from a lower average cash balance during 1999.

Production Operating Expense

Production operating expense increased $4,925,000 during 1999 compared with 1998. The increase is comprised of a $5,527,000 increase due to the Consolidation, partially offset by a decrease of $602,000 primarily resulting from cost savings measures implemented in Kansas and West Texas during 1999.

Facilities Operating Expense

Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by HEC. The increase in facilities operating expense of $128,000 is primarily due to increased maintenance activity during 1999 compared with 1998.

General and Administrative Expense

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of HEC. These expenses increased $2,350,000 during 1999 compared with 1998 primarily due to the Consolidation.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $5,307,000 during 1999 compared with 1998. The increase is due to as higher capitalized costs during 1999 primarily due to the Consolidation and property acquisitions during 1999.

Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1998 represents the property impairments recorded during 1998 because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves at June 30, 1998, September 30, 1998 and December 31, 1998, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per bbl of oil and $1.90 per mcf of gas and $10.00 per bbl of oil and $1.90 per mcf of gas, respectively.

Interest Expense

Interest expense increased $4,018 during 1999 as compared with 1998. The increase is due to a higher average outstanding debt balance during 1999 resulting from the Consolidation and additional borrowings.

Equity in Earnings (Loss) of HCRC

Equity in earnings (loss) of HCRC represents HEC's share of its equity investment in HCRC prior to the Consolidation. HEC's equity in loss of HCRC during 1998 represents twelve months of activity whereas the 1999 balance represents activity until June 8, 1999. Additionally, the 1998 balance includes HEC's share of the property impairments recorded by HCRC.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $647,000 during 1999 compared with 1998 is primarily due to the liquidation of three of the six May Partnerships on March 31, 1999.

Litigation

Litigation income during 1999 represents insurance proceeds received by HEC which reimbursed costs previously paid in connection with a property related claim partially offset by costs accrued for the settlement of a take-or-pay related claim. Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Item 8, Note 13, and the costs related to the Arcadia arbitration described in Item 8, Note 12.

1998 Compared to 1997

The following table is presented to contrast HEC's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.


                              1998             1997
                              ----             ----
Gas
  Production (mcf)          14,037,000       11,774,000
  Price (per mcf)          $      2.02      $      2.31
Oil
  Production (bbl)             787,000          770,000
  Price (per bbl)          $     13.65      $     19.08

Gas Revenue

Gas revenue increased $1,146,000 during 1998 compared with 1997. The increase is comprised of an increase in gas production from 11,774,000 mcf during 1997 to 14,037,000 mcf during 1998, partially offset by a decrease in the average gas price from $2.31 per mcf in 1997 to $2.02 per mcf in 1998. Production increased because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The increase in gas production is also due to an expansion of the gathering system in San Juan County, New Mexico during 1998.

The effect of HEC's hedging transactions was to increase HEC's average gas price from $1.99 per mcf to $2.02 per mcf, representing a $421,000 increase in gas revenues for 1998.

Oil Revenue

Oil revenue decreased $3,949,000 during 1998 compared with 1997. The decrease is comprised of a decrease in the average oil price from $19.08 per barrel in 1997 to $13.65 per barrel in 1998, partially offset by an increase in production, from 770,000 barrels in 1997 to 787,000 barrels in 1998. Production increased slightly because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in during the second quarter of 1997 while workover procedures were performed. The production increase was partially offset by normal production declines.

The effect of HEC's hedging transactions was to increase HEC's average oil price from $12.82 per barrel to $13.65 per barrel, resulting in a $653,000 increase in oil revenue for 1998.

Pipeline and Other

Pipeline facilities and other revenue increased $1,273,000 during 1998 compared with 1997 primarily due to an increase in incentive payment income resulting from HEC's acquisition of a volumetric production payment during May 1998.

Interest Income

The increase in interest income of $13,000 during 1998 compared with 1997 resulted from a higher average cash balance during 1998 compared with 1997.

Production Operating Expense

Production operating expense increased $1,115,000 during 1998 compared with 1997. The increase is due to increased operating costs resulting from the drilling projects completed during 1997 as well as the additional operating expenses related to the properties acquired in the Arcadia acquisition during October 1998.

Facilities Operating Expense

The decrease in facilities operating expense of $143,000 is primarily due to decreased maintenance activity during 1998 compared with 1997.

General and Administrative Expense

General and administrative expense decreased $288,000 during 1998 compared with 1997 primarily due to a decrease in performance based compensation during 1998.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $3,759,000 during 1998 compared with 1997. The increase is due to a higher depletion rate resulting from the increased production discussed above as well as higher capitalized costs during 1998.
Impairment of Oil and Gas Properties

Impairment of oil and gas properties during 1998 represents the property impairments recorded during 1998 because capitalized costs exceeded the present value (discounted at 10%) of estimated future net revenues from proved oil and gas reserves at June 30, 1998, September 30, 1998 and December 31, 1998, based on prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per bbl of oil and $1.90 per mcf of gas and $10.00 per bbl of oil and $1.90 per mcf of gas, respectively.

Interest Expense

Interest expense decreased $299,000 during 1998 compared with 1997. The decrease is due to a lower average outstanding debt balance during 1998 as compared to 1997.

Equity in Earnings (Loss) of HCRC

HEC's equity in HCRC's earnings decreased $6,236,000 during 1998 as compared to 1997. The decrease is primarily the result of property impairments recorded by HCRC during 1998.

Minority Interest in Net Income of Affiliates

Minority interest in net income of affiliates decreased $821,000 during 1998 compared with 1997 due to a decrease in the net income of the May Partnerships resulting primarily from lower oil and gas prices and decreased production from their properties.

Litigation

Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Item 8, Note 13 and the costs related to the Arcadia arbitration described in Item 8, Note 12. Litigation income during 1997 is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEC's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. HEC's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps, collars and participating commodity hedges. By hedging only a portion of its market risk exposures, HEC is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, HEC has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. HEC attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

HEC does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. HEC's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose HEC to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

Notes 1, 4 and 6 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Board of Directors and by senior management. HEC uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding HEC's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Interest Rate Risks (non trading) - HEC uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 1999, HEC's debt consists of $86,200,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. HEC hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, HEC makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce HEC's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $1,724,000 during 2000, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $900,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 2000.

A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair market value of $1,989,000 in HEC's Senior Subordinated Notes from their fair value at December 31, 1999.

Commodity Price Risk (non trading) - HEC hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce HEC's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of March 6, 2000, HEC has entered into derivative commodity hedges covering an aggregate of 445,000 barrels of oil and 21,243,000 mcf of gas that extend through 2002. Under these contracts, HEC sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of December 31, 1999 would cause a loss in income and cash flows of $5,999,000 during 2000, assuming that oil and gas production remain at 1999 levels. This loss in income and cash flows would be offset by a $2,914,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                Page No.
FINANCIAL STATEMENTS:

Independent Auditors' Report                                          28

Consolidated Balance Sheets at December 31, 1999 and 1998          29-30

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                   31

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1999, 1998 and 1997                             32

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                   33

Notes to Consolidated Financial Statements                         34-51

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)           52-55

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of Hallwood Energy Corporation:

We have audited the consolidated financial statements of Hallwood Energy Corporation as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2000

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                December 31,
                                                                           ----------------------
                                                                             1999         1998
                                                                           ---------    ---------
CURRENT ASSETS
   Cash and cash equivalents                                               $  10,480    $  11,874
   Accounts receivable:
     Oil and gas revenues                                                     12,442        5,911
     Trade                                                                     4,918        4,040
   Due from affiliates                                                           704          119
   Prepaid expenses and other current assets                                   1,209        1,338
   Net working capital of affiliate                                              236
                                                                           ---------    ---------
       Total                                                                  29,753       23,518
                                                                           ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, at cost Oil and gas properties (full cost method):
     Proved mineral interests                                                758,473      664,799
     Unproved mineral interests                                                6,543        2,694
   Furniture, fixtures and other                                               1,941        3,411
                                                                           ---------    ---------
       Total                                                                 766,957      670,904

   Less accumulated depreciation, depletion,
     amortization and property impairment                                   (585,336)    (565,899)
                                                                           ---------    ---------
       Total                                                                 181,621      105,005
                                                                           ---------    ---------

OTHER ASSETS
   Investment in common stock of HCRC                                                      10,160
   Deferred expenses and other assets                                          1,400          408
                                                                           ---------    ---------
       Total                                                                   1,400       10,568
                                                                           ---------    ---------

TOTAL ASSETS                                                               $ 212,774    $ 139,091
                                                                           =========    =========



                        (Continued on the following page)

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)


                                                                                     December 31,
                                                                                 ----------------------
                                                                                   1999         1998
                                                                                 ---------    ---------
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $  26,382    $  22,921
   Current portion of long-term debt                                                              9,319
                                                                                 ---------    ---------
       Total                                                                        26,382       32,240
                                                                                 ---------    ---------

NONCURRENT LIABILITIES
   Long-term debt                                                                  109,357       40,381
   Deferred revenue and other                                                        1,066        1,050
                                                                                 ---------    ---------
       Total                                                                       110,423       41,431
                                                                                 ---------    ---------

         Total liabilities                                                         136,805       73,671
                                                                                 ---------    ---------

MINORITY INTEREST IN AFFILIATES                                                        582        2,788
                                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock; 5,000,000 shares
     authorized; 2,334,165 shares issued and outstanding in 1999
     and 1998                                                                       21,386       21,386
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 9,999,754 shares issued and outstanding in 1999
     and 5,599,754 shares issued and outstanding in 1998                               100           56
   Additional paid-in capital                                                       67,883       58,052
   Accumulated deficit                                                             (13,982)     (16,862)
                                                                                 ---------    ---------
         Stockholders' equity - net                                                 75,387       62,632
                                                                                 ---------    ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 212,774    $ 139,091
                                                                                 =========    =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)


                                                              For the Year Ended December 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUES:
  Gas revenue                                                $ 34,739    $ 28,366    $ 27,220
  Oil revenue                                                  15,280      10,741      14,690
  Pipeline, facilities and other                                6,504       4,070       2,797
  Interest                                                        358         409         396
                                                             --------    --------    --------
                                                               56,881      43,586      45,103
                                                             --------    --------    --------

EXPENSES:
  Production operating                                         17,100      12,175      11,060
  Facilities operating                                            626         498         641
  General and administrative                                    7,395       5,045       5,333
  Depreciation, depletion and amortization                     21,027      15,720      11,961
  Impairment of oil and gas properties                                     14,000
  Interest                                                      6,815       2,797       3,096
                                                             --------    --------    --------
                                                               52,963      50,235      32,091
                                                             --------    --------    --------

OTHER INCOME (EXPENSES):
  Equity in earnings (loss) of HCRC                              (419)     (4,888)      1,348
  Minority interest in net income of affiliates                  (329)       (976)     (1,797)
  Litigation                                                       48      (1,382)        240
                                                             --------    --------    --------
                                                                 (700)     (7,246)       (209)
                                                             --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                               3,218     (13,895)     12,803

PROVISION FOR INCOME TAXES:
  Current                                                         338
                                                             --------    --------

NET INCOME (LOSS)                                               2,880     (13,895)     12,803

PREFERRED DIVIDENDS                                             2,368       2,464         664
                                                             --------    --------    --------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                       $    512    $(16,359)   $ 12,139
                                                             ========    ========    ========

     NET INCOME (LOSS) PER SHARE - BASIC                     $    .06    $  (2.92)   $   2.17
                                                             ========    ========    ========

     NET INCOME (LOSS) PER SHARE - DILUTED                   $    .06    $  (2.92)   $   2.14
                                                             ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      8,083       5,600       5,600
                                                             ========    ========    ========

PRO FORMA INFORMATION ASSUMING PROVISION
   FOR INCOME TAXES APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                       $  3,218    $(13,895)   $ 12,803
                                                             --------    --------    --------

     Net income (loss)                                       $  3,218    $(13,895)   $ 12,803
                                                             ========    ========    ========

     Net income (loss) attributable to common shareholders   $    850    $(16,359)   $ 12,139
                                                             ========    ========    ========

     Net income (loss) per share - basic                     $    .11    $  (2.92)   $   2.17
                                                             ========    ========    ========

     Net income (loss) per share - diluted                   $    .11    $  (2.92)   $   2.14
                                                             ========    ========    ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                     Series A Cumulative     Common       Additional       Accumulated
                                       Preferred Stock        Stock     Paid-in-Capital     Deficit        Total
                                       ---------------        -----     ---------------     -------        -----
Balance, December 31, 1996                $   4,868         $      56      $  75,061        $ (15,770)    $  64,215
  Dividends                                                                   (7,676)                        (7,676)
  Net income                                                                                   12,803        12,803
  Other                                                                         (278)                          (278)
                                          ---------         ---------      ---------        ---------     ---------

Balance, December 31, 1997                    4,868                56         67,107           (2,967)       69,064
  Issuance of preferred stock, net of
     syndication costs                       16,518                                                          16,518
  Capital contribution                                                           171                            171
  Exercise of stock options                                                      199                            199
  Dividends                                                                   (9,495)                        (9,495)
  Net loss                                                                                    (13,895)      (13,895)
  Other                                                                           70                             70
                                          ---------         ---------      ---------        ---------     ---------

Balance, December 31, 1998                   21,386                56         58,052          (16,862)       62,632
  Issuance of common stock in the
     Consolidation                                                 44         13,892                         13,936
  Dividends                                                                   (4,061)                        (4,061)
  Net income                                                                                    2,880         2,880
                                          ---------         ---------      ---------        ---------     ---------

Balance, December 31, 1999                $  21,386         $     100      $  67,883        $ (13,982)    $  75,387
                                          =========         =========      =========        =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             For the Year Ended December 31,
                                                                            --------------------------------
                                                                              1999        1998        1997
                                                                            --------    --------    --------
OPERATING ACTIVITIES:
  Net income (loss)                                                         $  2,880    $(13,895)   $ 12,803
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation, depletion and amortization                               21,027      15,720      11,961
       Impairment of oil and gas properties                                               14,000
       Depreciation charged to affiliates                                        220         249         221
       Gain on asset disposals                                                              (188)
       Amortization of deferred loan costs and debt discount                     282          82          81
       Noncash interest expense                                                               15         241
       Minority interest in net income                                           329         976       1,797
       Recoupment of take-or-pay liability                                      (416)       (130)       (126)
       Equity in (earnings) loss of HCRC                                         419       4,888      (1,348)
       Undistributed (earnings) loss of affiliates                            (1,177)     (1,319)        197

  Changes in operating assets and liabilities provided (used) cash net of noncash activity:
         Oil and gas revenues receivable                                      (2,642)      2,861         633
         Trade receivables                                                      (529)      1,029        (562)
         Due from affiliates                                                  (3,992)       (362)     (2,948)
         Prepaid expenses and other assets                                       385        (247)       (163)
         Deferred expenses and other assets                                      193        (408)
         Accounts payable and accrued liabilities                              1,259       3,006       4,730
         Due to affiliates                                                                              (133)
                                                                            --------    --------    --------
           Net cash provided by operating activities                          18,238      26,277      27,384
                                                                            --------    --------    --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                 (11,093)    (28,756)     (3,233)
  Exploration and development costs incurred                                 (13,069)    (12,180)    (12,983)
  Costs incurred in connection with the Consolidation                         (2,933)
  Proceeds from sales of property, plant and equipment                           388         454         133
  Distributions received from affiliate                                        1,833       1,583
  Investment in affiliates                                                                   (20)        (76)
  Other investing activities                                                                             (29)
                                                                            --------    --------    --------
           Net cash used in investing activities                             (24,874)    (38,919)    (16,188)
                                                                            --------    --------    --------

FINANCING ACTIVITIES:
  Payments of long-term debt                                                  (3,000)    (18,286)     (7,285)
  Proceeds from equity offering, net
    of syndication costs                                                                  16,518
  Proceeds from long-term debt                                                13,000      33,000       7,000
  Dividends paid                                                              (4,061)     (9,495)     (7,676)
  Distributions paid by consolidated affiliates
    to minority interest                                                        (429)     (1,446)     (1,875)
  Payment of contract settlement                                                          (2,767)
  Exercise of options                                                                        199
  Capital contribution                                                                       171
  Debt issuance costs                                                           (268)
  Other financing activities                                                                            (278)
                                                                            --------    --------    --------
           Net cash provided by (used in) financing activities                 5,242      17,894     (10,114)
                                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 (1,394)      5,252       1,082

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                           11,874       6,622       5,540
                                                                            --------    --------    --------

  END OF YEAR                                                               $ 10,480    $ 11,874    $  6,622
                                                                            ========    ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


Hallwood Energy Corporation ("HEC" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. HEC began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of HEC, and all share and per share information assumes that the shares of HEC issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Mid-Continent, Greater Permian and Gulf Coast regions of the United States.

The following pro forma information presents the financial information of HEP, HCRC and the direct property interests of Hallwood Group as if the Consolidation had taken place on January 1 of each year presented. Any additional provision or benefit for income taxes is excluded because of the Company's net operating loss carryforwards and related valuation allowance.

                                                    For the Year Ended December 31,
                                             1999                                       1998
                            -------------------------------------       ---------------------------------------
                              As          Acquired                         As          Acquired
                            Reported      Interests     Pro Forma       Reported       Interests      Pro Forma
                            --------      ---------     ---------       --------       ---------      ---------
                                                (In thousands except per Share data)
Revenues                    $ 56,881      $ 11,874       $ 68,755       $ 43,586       $ 25,181       $ 68,767
Net income (loss)              2,880        (1,163)         1,717        (13,895)       (21,597)       (35,492)
Net income (loss)
   attributable to
     common
     shareholders                512        (1,163)          (651)       (16,359)       (21,597)       (37,956)
Net income (loss)
   per share - basic        $    .06                     $   (.08)      $  (2.92)                     $  (6.78)
                            ========                     ========       ========                      ========
Net income (loss)
   per share - diluted      $    .06                     $   (.08)      $  (2.92)                     $  (6.78)
                            ========                     ========       ========                      ========

Accounting Policies

Consolidation

HEC fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. The accompanying financial statements include the majority owned affiliates, the May Limited Partnerships 1984-1, 1984-2 and 1984-3 for all periods and the May Limited Partnerships 1983-1, 1983-2 and 1983-3 through March 31, 1999 when they were liquidated.

Pro Forma Information

The pro forma information included in the statements of operations has been presented to reflect the provision for income taxes, using statutory rates, as though the Company had been a taxable corporation for all periods presented. Because of the Company's net operating loss carryforwards and its recent operating losses, it is assumed that the Company would have had a full valuation allowance. Accordingly, no provision or benefit for income taxes has been recorded in any period.

Derivatives

As of March 6, 2000, HEC was a party to 16 financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to protect against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

As of March 6, 2000, HEC was a party to eight financial contracts to hedge the interest payments under its Credit Agreement. The purpose of the hedges is to protect against the variability of the interest rates under its Credit Agreement which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

Gas Balancing

HEC uses the sales method for recording its gas balancing. Under this method, HEC recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

As of December 31, 1999, HEC had a net over-produced position of 496,000 mcf ($992,000 valued at year-end gas prices). The Company believes that this imbalance can be made up with production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on HEC's results of operations, liquidity and capital resources. HEC's oil and gas reserves as of December 31, 1999 have been decreased by 496,000 mcf in order to reflect HEC's gas balancing position.

Property, Plant and Equipment

HEC follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions. During the second, third and fourth quarters of 1998, using oil and gas prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per barrel of oil and $1.90 per mcf of gas and $10.00 per barrel of oil and $1.90 per mcf of gas, respectively, HEC recorded oil and gas property impairments totaling $14,000,000. HEC did not record any property impairments during 1999 or 1997.

HEC does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

Unproved properties are withheld from the amortization base until such time as they are either developed or abandoned. The properties are evaluated periodically for impairment.

Long-lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, HEC has not recognized any impairment losses on long-lived assets other than oil and gas properties.

Dividends

On December 13, 1999, HEC declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2000 to shareholders of record on December 31, 1999. This amount was accrued as of year-end.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Computation of Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of the options or warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 6 have been ignored in the computation of diluted net income (loss) per share in all periods and the stock options described in Note 9 have been ignored in the computation of diluted income (loss) per share in 1999 and 1998 because their inclusion would be anti-dilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

                                           Income
                                           (Loss)            Shares        Per Share
                                          ----------       ----------      ----------
                                              (In thousands except per Share data)
For the Year Ended December 31, 1999
   Net income per share - basic           $      512            8,083      $      .06
                                          ----------       ----------      ==========
   Net income per share - diluted         $      512            8,083      $      .06
                                          ==========       ==========      ==========

For the Year Ended December 31, 1998
   Net loss per share - basic             $  (16,359)           5,600      $    (2.92)
                                          ----------       ----------      ==========
   Net loss per share - diluted           $  (16,359)           5,600      $    (2.92)
                                          ==========       ==========      ==========

For the Year Ended December 31, 1997
   Net income per share - basic           $   12,139            5,600      $     2.17
                                                                           ==========
   Effect of options                                               83
                                          ----------       ----------
   Net income per share - diluted         $   12,139            5,683      $     2.14
                                          ==========       ==========      ==========

Use of Estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant Customers

Although the Company sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which HEC sells its production; therefore, the loss of its significant customers would not adversely affect HEC's operations. For the years ended December 31, 1999, 1998 and 1997, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:


                                         1999             1998              1997
                                         ----             ----              ----

Conoco Inc.                              19%               23%              20%
El Paso Field Services Company           14%               11%              11%
Plains All American Inc.                 14%
Marathon Petroleum Company                                                  16%

Environmental Concerns

HEC is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 1999, HEC has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of HEC in the oil and gas industry.

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 1999, 1998 and 1997. Therefore, total comprehensive income
(loss) is the same as net income (loss) for those periods.

Segments

The Company engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. In addition, the Company's activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Company evaluates its performance as a whole rather than by product or geographically. As a result, HEC's operations consist of one reportable segment.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes cost information related to HEC's oil and gas activities:


                                   For the Year Ended December 31,
                                 ------------------------------------
                                   1999          1998          1997
                                 --------      --------      --------
                                            (In thousands)
Property acquisition costs:
  Proved                         $ 85,235      $ 28,397      $  1,942
  Unproved                          3,849           379         1,071
Development costs                   7,302         8,087         7,607
Exploration costs                   5,767         6,043         6,950
                                 --------      --------      --------
      Total                      $102,153      $ 42,906      $ 17,570
                                 ========      ========      ========

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties per equivalent mcf of production for the years ended December 31, 1999, 1998 and 1997, was $.88, $1.58 and $.73, respectively.

At December 31, unproved properties consist of the following:

                                     1999        1998
                                    ------      ------
                                      (In thousands)
Texas                               $4,898      $1,857
North Dakota                         1,009         499
Other                                  636         338
                                    ------      ------
                                    $6,543      $2,694
                                    ======      ======


NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

On October 20, 1999, HEC acquired oil and gas properties located principally in the Yoakum Gorge area of Lavaca County, Texas for $7,230,000 and future contingent consideration. The acquisition was comprised of interests in 34 wells, drilling locations, exploration acreage and 3-D seismic data.

As a result of the arbitration discussed in Note 12, HEC completed an $8,200,000 acquisition of properties located primarily in Texas during October 1998. The acquisition included interests in 570 wells, numerous proven and unproven drilling locations, exploration acreage and 3-D seismic data.

In July 1996, HEC and its affiliate, HCRC, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by HEC and HCRC purchased the volumetric production payment from the affiliate of Enron Corp. HEC funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.

During 1997, HEC had no individually significant property acquisitions or sales.

Subsequent to December 31, 1999 and through March 6, 2000, HEC sold approximately 145 oil and gas properties located in Texas, Oklahoma and North Dakota for approximately $7,100,000. HEC used $6,000,000 of the sales proceeds to pay down its outstanding debt and the remainder was used for general operations and capital projects.


NOTE 4 - DERIVATIVES

As part of its risk management strategy, HEC enters into financial contracts to hedge the price of its oil and natural gas. HEC does not use these hedges for trading purposes, but rather for the purpose of providing protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by HEC to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, HEC sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of March 6, 2000, HEC was a party to 16 financial contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts:

                                   Oil
                         Quantity of Production
      Period                     Hedged                     Contract Floor Price
      ------                ----------------                --------------------
                                 (bbls)                            (per bbl)

       1997                       346,000                             $17.78
       1998                       175,000                              16.62
       1999                       325,000                              15.43
       2000                       372,000                              18.47
       2001                        73,000                              19.16

                                   Gas
                         Quantity of Production
      Period                     Hedged                     Contract Floor Price
      ------                ----------------                --------------------
                                  (mcf)                            (per mcf)

       1997                     5,386,000                              $1.97
       1998                     7,101,000                               2.09
       1999                    15,574,000                               1.85
       2000                     9,040,000                               1.97
       2001                     7,355,000                               1.99
       2002                     4,848,000                               1.95

From 1999 forward, between 11% and 13% of the gas volumes hedged in each year are subject to a collar agreement whereby HEC will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price ranges from $2.54 per mcf to $2.65 per mcf.

In the event of nonperformance by the counterparties to the financial contracts, HEC is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Company anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of HEC's hedges are secured by the lien on HEC's oil and gas properties which also secures HEC's Credit Agreement described in Note 6.


NOTE 5 - INVESTMENT IN AFFILIATED CORPORATION

During 1998 and 1997, HEC accounted for its approximate 46% interest in HCRC using the equity method of accounting. As a result of the Consolidation, HEC's investment in HCRC was eliminated. The following presents summarized financial information for HCRC at December 31, 1998 and 1997.


                                           1998             1997
                                           ----             ----
                                               (In thousands)

Current assets                            $12,566          $15,145
Noncurrent assets                          88,601           77,226
Current liabilities                        18,262           11,007
Noncurrent liabilities                     53,316           32,678
Revenue                                    32,410           32,411
Net income (loss)                          (20,279)          5,585

No other individual entity in which HEC owns an interest comprises in excess of 10% of the revenues, net income or assets of HEC.

The following amounts represent HEC's share of the property related costs and reserve quantities and values of its equity investee HCRC as of December 31, 1998 and 1997, prior to its elimination on June 8, 1999 (in thousands):

Capitalized Costs Relating to Oil and Gas Activities:


                                               As of December 31,
                                              1998            1997
                                            ---------       ---------
Unproved properties                         $   1,286       $   1,040
Proved properties                             147,600         118,966
Accumulated depreciation, depletion,
  amortization and property impairment       (100,890)        (92,511)
                                            ---------       ---------
Net property                                $  47,996       $  27,495
                                            =========       =========

Costs Incurred in Oil and Gas Activities:


                  For the Year Ended December 31,
                        1998         1997
                       -------      -------
Acquisition costs      $12,879      $ 1,303
Development costs        2,636        2,060
Exploration costs        2,606        2,851
                       -------      -------
     Total             $18,121      $ 6,214
                       =======      =======

                                                      For the Year Ended December 31,
                                                            1998           1997
                                                          --------       --------
Oil and gas revenue                                       $ 10,372       $ 10,889
Production operating expense                                (4,272)        (3,746)
Depreciation, depletion, amortization
  and property impairment expense                          (13,773)        (3,336)
Income tax benefit (expense)                                                 (761)
                                                          --------       --------
     Net income (loss) from oil and gas activities $        (7,673)      $  3,046
                                                          ========       ========

Proved Oil and Gas Reserve Quantities:

                                                    Gas              Oil
                                                    Mcf              Bbl
                                                        (unaudited)
Balance, December 31, 1998                        32,000            1,470
                                                  ======            =====
Balance, December 31, 1997                        27,268            2,065
                                                  ======            =====

Standardized Measure of Discounted Future Net Cash Flows:

                                                     (unaudited)
December 31, 1998                                      $30,134
                                                       =======
December 31, 1997                                      $31,245
                                                       =======

NOTE 6 - DEBT

HEC's long-term debt at December 31, 1999 and 1998 consisted of the following:

                                1999            1998
                             ---------       ---------
                                    (In thousands)
Credit Agreement             $  86,200       $  49,700
Note Agreement                  25,000
Debt discount                   (1,843)
                             ---------       ---------

Total debt                     109,357          49,700
Less current maturities                         (9,319)
                             ---------       ---------
Long-term debt               $ 109,357       $  40,381
                             =========       =========

On June 8, 1999, HEC and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders are Morgan Guaranty Trust Company, First Union National Bank and Bank of America. The terms of the Credit Agreement were amended on October 15, 1999, to, among other matters, increase HEC's borrowing base to $90,000,000. At December 31, 1999, HEC had amounts outstanding of $86,200,000.

HEC's plans are to sell its interests in approximately 500 non-strategic oil and gas wells during 2000. These property sales will enable HEC to better focus on its core areas while at the same time reduce its level of outstanding debt. Subsequent to December 31, 1999 and through March 6, 2000, approximately 145 oil and gas properties have been sold and HEC has repaid $6,000,000 of its borrowings under the Credit Agreement. On January 27, 2000, the Credit Agreement was further amended to reduce HEC's borrowing base to reflect the property sales made by the Company and to waive compliance with an asset sale covenant. On February 9, 2000, HEC's borrowing base was further reduced to $84,479,000 to reflect the most recent property sales, and therefore HEC's unused borrowing base totaled $4,279,000 at March 6, 2000.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% or the Euro-Dollar rate plus from 1.25% to 2.0%. The applicable interest rate was 8.5% at December 31, 1999. Interest is payable monthly. Quarterly principal payments of $11,457,000 are calculated to include the repayments of the borrowing made subsequent to December 31, 1999 and commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of HEC's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by HEC in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of HEC is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by HEC are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of HEC's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on October 15, 1999 to exclude certain hedging transactions of the subsidiaries of HEC from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit Agreement of the restriction on amendment to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

HEC recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

At December 31, 1999, HEC's debt maturity schedule is as follows.

                                  (In thousands)
2000                                 $     --
2001                                       --
2002                                   36,943
2003                                   54,257
2004                                    5,000
Thereafter                             13,157
                                     --------
  Total                              $109,357
                                     ========

As part of its risk management strategy, HEC enters into financial contracts to hedge the interest rate payments under its Credit Agreement. HEC does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of March 6, 2000, HEC was a party to eight contracts with three different counterparties.

The following table provides a summary of HEC's financial contracts.


                                                  Average
                           Amount of              Contract
Period                    Debt Hedged            Floor Rate

1997                      $15,000,000                6.56%
1998                       15,000,000                6.84%
1999                       40,000,000                5.70%
2000                       45,000,000                5.65%
2001                       36,000,000                5.23%
2002                       37,500,000                5.23%
2003                       37,500,000                5.23%
2004                        6,000,000                5.23%


NOTE 7 - STOCKHOLDERS' EQUITY

HEC's stock trades on the NASDAQ under the symbol "HECO" for Common Stock and "HECOP" for Series A Cumulative Preferred Stock.

Common Stock

Under its charter, HEC is authorized to issue up to 25,000,000 shares of HEC common stock with a par value of $.01 per share. The common shareholders are entitled to one vote per share on all matters voted on by shareholders. After giving effect to any preferential rights of any series of preferred stock outstanding, the holders of HEC common stock are entitled to participate in dividends, if any, as may be declared from time to time by the board of directors of HEC. Upon liquidation, the common shareholders are entitled to receive a pro rata share of all of the assets of HEC that are available for distribution to such holders. The holders of HEC common stock have no preemptive rights with respect to future issuances of HEC common stock. Preferred Stock

HEC is authorized to issue up to 5,000,000 shares of preferred stock from time to time, in one or more series, without shareholder approval and to fix the designation, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of any series that may be established by the HEC Board of Directors.

In connection with the Consolidation, the Board of Directors of HEC has authorized the issuance of 2,334,165 shares of Series A cumulative preferred stock. Each share of preferred stock is entitled to one vote on all matters on which shareholders may vote. The preferred shareholders vote together with the common shareholders in the election of directors and vote as a separate class on all other matters.

Preferred shareholders are entitled to receive cumulative cash dividends at the rate of $1.00 per share per year, if declared by the HEC Board of Directors. Dividends are paid quarterly in arrears commencing on June 30, 1999. The dividends are fully cumulative and accumulate, whether or not earned or declared and whether or not HEC has funds legally available to pay them, without interest on a daily basis. HEC may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Upon liquidation or dissolution of HEC, all accrued dividends must be paid to the preferred shareholders before any assets may be distributed to the common shareholders. Once all accrued preferred dividends are paid, the preferred shareholders are entitled to participate equally with the common shareholders in the distribution of the remaining assets of HEC in a liquidation or dissolution.

The HEC preferred stock is redeemable at the option of HEC after December 31, 2003. After that date, HEC may redeem shares of preferred stock in whole or in part at any time at a redemption price of $10.00 per share, plus accrued dividends which are unpaid on the redemption date. Preferred stock may not be redeemed in part if full cumulative dividends have not been paid or set aside for payment with respect to all prior dividend periods.

Rights Plan

During the second quarter of 1999, the board of directors of HEC approved the adoption of a rights plan designed to protect shareholders in the event of a takeover action that would otherwise deny them the full value of their investment.

Under the terms of the rights plan, one right was distributed for each common share of HEC to holders of record at the close of business on June 8, 1999. The rights trade with the common stock. The rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of HEC's outstanding common stock. The rights will expire on June 7, 2009.

HEC will generally be entitled to redeem the rights at one cent per right at any time until the tenth day following the acquisition of a 15% position in its common shares.

Issuance of HEP Units

On February 17, 1998, HEP closed its public offering of 1.8 million Class C Units, priced at $10.00 per Unit. Proceeds to HEP, net of underwriting expenses, were approximately $16,518,000. HEP used $14,000,000 of the net proceeds to repay borrowings under its Credit Agreement and applied the remaining proceeds toward the repayment of HEP's outstanding contract settlement obligation.

NOTE 8 - INCOME TAXES

The following is a summary of the income tax provision for the year ended December 31, 1999 (in thousands). HEC was not a taxable entity prior to the Consolidation on June 8, 1999:

State                                                   $338
Federal - Current
          Deferred
            Total                                       $338
                                                        ====


Reconciliation of the expected tax at the statutory tax rate to the effective tax is as follows for the year ended December 31, 1999 (in thousands):

Expected tax expense at the
  statutory rate                                     $ 1,094
State taxes net of federal benefit                       223
Taxes on income prior to June 8, 1999                   (440)
Change in valuation allowance                           (789)
Other                                                    250
                                                     -------
     Effective tax expense                           $   338
                                                     =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 1999 (in thousands) are as follows:

Deferred tax assets and (liabilities):
  Net operating loss carryforward                 $    7,758
  Capital loss carryforward                            1,458
  Minimum tax credit carryforward                        534
  Temporary differences between
     book and tax basis of property                     (215)
                                                  ----------
       Total                                           9,535

  Valuation allowance                                 (9,535)
                                                  ----------

Net deferred tax asset                            $      -0-
                                                  ==========

The Company's net operating loss carryforwards expire between 2008 and 2019, the capital loss carryforward expires in 2001 and the minimum tax credit carryforward has no expiration date.

NOTE 9 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Boards of Directors of HEP and HCRC have adopted an incentive plan. Each year the Boards of Directors determine the percentage of each entities interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. The specified percentage was 2.80% for 1999, 2.75% for 1998, and 2.40% for 1997. The specified percentage of cash flow is then allocated among certain key employees who are designated by the boards as participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, at the conclusion of which the participants are each paid a share of an amount equal to a specified percentage (80% for 1999, 1998 and 1997) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $220,000 in 1999, $125,000 in 1998 and $277,000 in 1997 and are included in general and administrative expense in the accompanying financial statements.

On June 9, 1999, the Compensation Committee of HEC adopted an incentive plan that is substantially the same as the incentive plan of HEP and HCRC, and specified that the percentage of cash flow allocated to the new plan for the remainder of 1999 be 2.80%, the same as was allocated for the 1999 plan by HEP and HCRC.

On June 9, 1999, the Compensation Committee of HEC granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, HEC granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, and the remainder vest one-third on June 8, 2000 and one-third on June 8, 2001.

On January 28, 2000, the Compensation Committee of HEC granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 28, 2001 and one-third on January 28, 2002.

Prior to the Consolidation, the following HEP options were outstanding. All of these options were cancelled on June 8, 1999.


                                 Number of Options
                           Outstanding      Exercisable     Exercise Price
Class A Unit Options        390,400           390,400          $  5.75
Class A Unit Options         25,500            17,000          $ 6.625
Class C Unit Options        120,000           120,000          $ 10.00

A summary of options granted to purchase HEC common stock and the changes therein during the year-ended December 31, 1999 is presented below:


                                                            Weighted
                                                            Average
                                                            Exercise
                                            Shares           Price

Outstanding at beginning of year                --            $  --
Granted                                     661,500            7.00
                                            -------            ----
Outstanding at end of year                  661,500           $7.00
                                            =======           =====

Options exercisable                         220,500           $7.00
                                            =======           =====

A summary of options granted to purchase Class A Units and the changes therein during the years-ended December 31, 1999, 1998, and 1997 is presented below:



                                              1999                        1998                        1997
                                             ------                      ------                      -----
                                                  Weighted                    Weighted                    Weighted
                                                  Average                     Average                     Average
                                                  Exercise                    Exercise                    Exercise
                                     Units         Price         Units         Price         Units         Price
                                     -----         -----         -----         -----         -----         -----
Outstanding at beginning
   of year                          415,900      $  5.80         425,000       $ 5.75        425,000        $5.75
Granted                                                           25,500        6.625
 Exercised                                                      (34,600)         5.75
 Cancelled                         (415,900)     $  5.80
                                   --------      -------        -------        ------        -------        -----
 Outstanding at end of  year             --      $    --        415,900        $ 5.80        425,000        $5.75
                                   ========      =======        =======        ======        =======        =====

 Options exercisable at year-end         --      $    --        398,900        $ 5.80        425,000        $5.75
                                   ========      =======        =======        ======        =======        =====

A summary of options granted to purchase Class C Unit Options and the changes therein during the year ended December 31, 1999 and 1998 is presented below:

                                               1999                         1998
                                      -----------------------      ----------------------
                                                     Weighted                    Weighted
                                                 Average Exercise             Average Exercise
                                       Units           Price        Units          Price
                                      --------       --------      --------      --------
Outstanding at beginning of year       120,000       $  10.00            --      $     --
Granted                                120,000          10.00
Cancelled                             (120,000)         10.00
                                      --------       --------      --------      --------
Outstanding at end of year                  --       $     --       120,000      $  10.00
                                      ========       ========      ========      ========

Options exercisable at year-end             --       $     --        60,000      $  10.00
                                      ========       ========      ========      ========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options granted. Had compensation expense for options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, HEC's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                       1999               1998                1997
                                                    ----------       ------------         -----------
Net income(loss):               as reported         $2,880,000       $(13,895,000)        $12,803,000
                                pro forma              930,000        (14,022,000)         12,730,000
Net income (loss) per share - basic:
                                as reported         $      .06       $      (2.92)        $      2.17
                                pro forma           $     (.18)      $      (2.94)        $      2.15
Net income (loss) per share - diluted:
                                as reported         $      .06       $      (2.92)        $      2.14
                                pro forma           $     (.18)      $      (2.94)        $      2.12

The fair value of the common stock options granted during 1999, for disclosure purposes was estimated on the dates of grant using the Black-Scholes Model using the following assumptions.


                              Common Stock Options
                                    Granted                   Granted
                                  June 9, 1999           November 22, 1999
                                  ------------           -----------------

Expected dividend yield             --                       --
Expected price volatility           68%                      68%
Risk-free interest rate            5.8%                     6.4%
Expected life of options             7 years                  7 years

The fair value of the unit options granted during 1998 and 1995, for disclosure purposes was estimated on the dates of grant using the Binomial Option Pricing Model using the following assumptions:


                              1995 Class A       1998 Class A       1998 Class C
                                 Options            Options            Options

Expected dividend yield             6%                 8%              11%
Expected price volatility          28%                27%               29%
Risk-free interest rate           7.6%               6.4%              6.4%
Expected life of options           10 years           10 years          10 years


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company manages and operates certain oil and gas properties on behalf of independent joint interest owners and its affiliates. In such capacity, the Company pays all costs and expenses of operations and distributes all revenues associated with such properties. HEC has receivables from affiliates of $704,000 and $119,000 at December 31, 1999 and 1998, respectively, which represent net revenues net of operating costs and expenses. The balances with affiliates are settled monthly.

During the years ended December 31, 1999, 1998 and 1997, HEC incurred approximately $124,000, $274,000 and $275,000, respectively, of consulting fees under a consulting agreement with Hallwood Group. The consulting agreement was terminated effective June 8, 1999 in connection with the Consolidation. HEC also incurred $195,000, $317,000 and $301,000 in 1999, 1998 and 1997, respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Company.

On February 18, 2000, HEC repurchased and retired 43,816 shares of Series A Preferred Stock from it affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

NOTE 11 - STATEMENT OF CASH FLOWS

In connection with the Consolidation, the purchase of the common stock of HCRC and the direct energy interests of Hallwood Group was recorded through the issuance of approximately 2,600,000 shares of HEC common stock to HCRC and 1,800,000 shares of HEC common stock to Hallwood Group based on the estimated fair value of the assets acquired and the liabilities assumed as of the date of purchase. This noncash investing activity is summarized as follows:

                                                             Fair Value of
                                                           Acquired Interest
                                                           -----------------
                                                            (In thousands)

Current assets                                                $   4,823
Oil and gas properties                                           81,348
Other assets                                                      1,140
Current liabilities                                              (2,606)
Long-term debt                                                  (49,544)
Other noncurrent liabilities                                        (62)

Cash paid during 1999, 1998 and 1997 for interest totaled $6,583,000, $2,700,000 and $2,775,000, respectively. Cash paid for income taxes during 1999 was $375,000. There was no cash paid for income taxes during 1998 and 1997 as HEC was not a tax paying entity.


NOTE 12 - ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to as "Hallwood"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties for $16,400,000 should proceed, with a reduction in the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that Hallwood was required to purchase an additional $8,000,000 in properties and denied Arcadia's claim for attorneys fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, in the amount of $904,000 of which HEC's share was $452,000. That amount was accrued in the December 31, 1998 financial statements of the Company and was paid during the second quarter of 1999.

In October 1998, HEC closed the acquisition of oil and gas properties from Arcadia pursuant to the ruling which included interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. HEC's share of the purchase price was $8,200,000.


NOTE 13 - LEGAL SETTLEMENTS

In connection with the Consolidation, HEC assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled. HEC was obligated to pay approximately $673,000 in connection with these lawsuits, and that amount was accrued as a liability on the Company's balance sheet in connection with the Consolidation. The court gave its final approval for the settlement during January 2000 and the settlement amount was paid by HEC during February 2000.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of HEC was a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The portion of the lawsuit against Concise was settled in consideration of the payment by Concise of $600,000. This amount was recorded as litigation settlement expense in the second quarter of 1998. Concise has been dismissed with prejudice from the lawsuit.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.


NOTE 14 - COMMITMENTS

The Company currently leases office facilities in Denver, Colorado for approximately $600,000 per year, under a lease which expires on December 31, 2006. HEC also sub-leases office space in Houston, Texas for approximately $42,000 per year, under a lease that expires on October 14, 2001. Remaining commitments under these leases mature as follows:


        Year Ending
       December 31,               Annual Rentals
                                  (In thousands)
           2000                      $   643
           2001                          636
           2002                          601
           2003                          601
           2004                          601
        Thereafter                     1,379
                                      ------
                                      $4,461

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $421,000, $287,000 and $288,000, respectively.


NOTE 15 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                              December 31, 1999                  December 31, 1998
                                      -------------------------------      ----------------------------
                                         Carrying         Estimated         Carrying         Estimated
                                          Amount          Fair Value         Amount          Fair Value
                                      ------------        -----------      ------------     -----------
                                                                  (In thousands)
Assets (Liabilities):
  Interest rate hedge contracts       $         --        $     2,156      $        --     $   4,254
  Oil and gas hedge contracts                   --             (4,558)              --          (812)
  Long-term debt                          (109,357)          (109,021)         (49,700)      (49,700)

The estimated fair value of the interest rate hedge contracts is computed by multiplying the difference between the quoted contract termination interest rate and the contract interest rate by the amounts under contract. This amount has been discounted using an interest rate that could be available to the Company.

The estimated fair value of the oil and gas hedge contracts is determined by multiplying the difference between the quoted termination prices for oil and gas and the hedge contract prices by the quantities under contract. This amount has been discounted using an interest rate that could be available to the Company.

The estimated fair value of long-term debt is computed using interest rates that could be available to the Company for similar instruments with similar terms.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                           HALLWOOD ENERGY CORPORATION
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 1999
                                   (Unaudited)


The following reserve quantity and future net cash flow information for HEC represents proved reserves which are located in the United States. The reserves have been estimated by the Company's in-house engineers. A majority of these reserves has been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows provides a comparison of HEC's proved oil and gas reserves from year to year. No consideration has been given to future income taxes as of December 31, 1999, because the tax basis of HEC's properties and net operating loss carryforwards exceed future net cash flows. No consideration was given to future income taxes as of December 31, 1998 and 1997 because HEC was not a tax paying entity during these years. Under the guidelines set forth by the Securities and Exchange Commission (SEC), the calculation is performed using year-end prices. The oil and gas prices used at December 31, 1999, 1998 and 1997 were $24.32 per bbl and $2.00 per mcf, $10.00 per bbl and $1.90 per mcf and $16.90 per bbl and $2.30 per mcf, respectively, for HEC, including the May Partnerships. Future production costs are based on year-end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 1999 prices result in 11.7 million bbls of oil, and
151.7 billion cubic feet of gas and a standardized measure of $208,000,000. The Mays are included on a consolidated basis, and 8,000 bbls of oil and .1 billion cubic feet of gas, representing a discounted present value of $352,000 are attributable to the minority ownership of these entities. This standardized measure is not necessarily representative of the market value of HEC's properties.

HEC's standardized measure of future net cash flows has been decreased by $3,357,000 at December 31, 1999 for the effects of its hedge contracts. This amount represents the difference between year-end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                           HALLWOOD ENERGY CORPORATION
                               RESERVE QUANTITIES
                                 (In thousands)
                                   (Unaudited)



                                            Gas                 Oil
                                        ------------       ------------
                                            Mcf                Bbls
Proved Reserves:
   Balance, December 31, 1996                 88,542              7,531
   Extensions and discoveries                  4,228                817
   Revisions of previous estimates            11,578             (1,930)
   Sales of reserves in place                   (140)                (9)
   Purchases of reserves in place                619                128
   Production                                (11,774)              (770)
                                        ------------       ------------

   Balance, December 31, 1997                 93,053              5,767

   Extensions and discoveries                  1,542                415
   Revisions of previous estimates            (9,369)            (1,385)
   Sales of reserves in place                   (244)               (35)
   Purchases of reserves in place             23,994                512
   Production                                (14,037)              (787)
                                        ------------       ------------

   Balance, December 31, 1998                 94,939              4,487

   Extensions and discoveries                 10,929                180
   Revisions of previous estimates           (10,730)             2,245
   Sales of reserves in place                 (1,067)              (185)
   Purchases of reserves in place             75,860              5,879
   Production                                (18,263)              (925)
                                        ------------       ------------

   Balance, December 31, 1999                151,668             11,681
                                        ============       ============

Proved Developed Reserves:
   Balance, December 31, 1997                 89,816              5,181
                                        ============       ============
   Balance, December 31, 1998                 90,915              3,577
                                        ============       ============
   Balance, December 31, 1999                139,839             10,301
                                        ============       ============

                           HALLWOOD ENERGY CORPORATION
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           December 31,
                                             -----------------------------------------
                                                1999            1998            1997
                                             ---------       ---------       ---------
Future cash flows                            $ 597,000       $ 245,000       $ 293,000
Future production and development costs       (263,000)       (102,000)       (115,000)
                                             ---------       ---------       ---------
Future net cash flows before discount          334,000         143,000         178,000
10% discount to present value                 (126,000)        (42,000)        (49,000)
                                             ---------       ---------       ---------
Standardized measure of discounted
   future net cash flows                     $ 208,000       $ 101,000       $ 129,000
                                             =========       =========       =========

                           HALLWOOD ENERGY CORPORATION
     CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                For the Year Ended December 31,
                                                            -----------------------------------------
                                                              1999            1998            1997
                                                            ---------       ---------       ---------
Standardized measure of discounted future net
   cash flows at beginning of year                          $ 101,000       $ 129,000       $ 206,000

Sales of oil and gas produced, net of production costs        (32,919)        (26,932)        (30,209)

Net changes in prices and production costs                     12,454         (21,211)        (78,965)

Extensions and discoveries, net of future production
  and development costs                                        11,719           3,546           9,592

Changes in estimated future development costs                 (12,959)         (9,738)        (10,012)

Development costs incurred                                      7,302           8,087           7,607

Revisions of previous quantity estimates                        2,674         (15,547)             (8)

Purchases of reserves in place                                108,449          23,802           1,457

Sales of reserves in place                                     (2,124)           (399)           (204)

Accretion of discount                                          10,136          12,936          20,600

Changes in production rates and other                           2,268          (2,544)          3,142
                                                            ---------       ---------       ---------

Standardized measure of discounted future net
  cash flows at end of year                                 $ 208,000       $ 101,000       $ 129,000
                                                            =========       =========       =========

ITEM 9 -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of HEC relating to HEC's 2000 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


                                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules.
         (See Index at Item 8).

(b)      Reports on Form 8-K.

         HEC filed no current reports on Form 8-K during the last quarter of the period covered by this report.

(c)      Exhibits.

   (1)   3.1      - Certificate of Incorporation of Hallwood Energy Corporation
   (1)   3.2      - Bylaws of Hallwood Energy Corporation
   (1)   4.1      - Certificate  of  Designations  of the Series A  Cumulative
                    Preferred  Stock of  Hallwood
                    Energy Corporation
   (2)   4.1.1    - Executed  Rights  Agreement  dated as of June 8, 1999,
                    between the Company and Registrar and Transfer Company
   (1)   4.2      - Form of Certificate of Designation of Series A Junior
                    Participating  Preferred  Stock of Hallwood Energy
                    Corporation
   (1)  10.1      - Form of Rights Agreement
   (1)  10.2*     - 1999 Long-Term Incentive Plan of Hallwood Energy Corporation
   (1)  10.3*     - 1999 Long-Term Incentive Plan Loan Program of Hallwood
                    Energy Corporation
    (2) 10.5      - Registration  Rights  Agreement  dated as of June 8, 1999, between the Company and The Prudential Insurance Company of America
   (2)  10.6*     - Change of Control  Agreement  between the Company  and
                    Certain  Executives,  dated as of June 9, 1999
        10.61*    - Amended Schedule for Change of Control Contracts, dated as of December 13, 1999
   (2)  10.7      - Amended and Restated  Credit  Agreement  dated as of
                    June 8, 1999, among the Company and certain of its subsidiaries and the Banks listed therein
   (2)  10.8      - Agreement  Regarding  Initial Exercise Price dated
                    June 9, 1999, between the Company and The Prudential Insurance Company of America
   (2)  10.9*     - Phantom Working Interest  Incentive Plan of Hallwood Energy
                    Corporation dated as of June 8, 1999
   (2)  10.10     - Amended and Restated Subordinated  Note and Warrant Purchase
                    Agreement dated as of June 8,  1999,  between  Hallwood
                    Consolidated   Resources  Corporation  and  The  Prudential
                    Insurance Company of America
   (2)  10.11     - Common Stock  Purchase  Warrant dated June 8, 1999 between the Company and The Prudential Insurance Company of America
   (3)  10.12     - Amendment No. 1 to Credit Agreement, dated as of
                    October 15, 1999
   (3)  10.13     - Letter Amendment No. 1 to Note Agreement, dated as of
                    October 15, 1999
        10.14     - Amendment No. 2 and Waiver to Credit Agreement, dated as of
                    January 27, 2000
   (1)  21        - Subsidiaries of the Registrant
        27        - Financial Data Schedule
   ---------------

(1) Incorporated by reference to the same Exhibit number filed with Registrant's Registration Statement No. 33-77409.
(2) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3) Incorporated by reference to the same exhibit number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


         *Designates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HALLWOOD ENERGY CORPORATION


Date:  March 6, 2000                        By: /s/William L.Guzzetti
-----------------------                         ---------------------
                                                 William L. Guzzetti
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                    Date


/s/Anthony J. Gumbiner              Chairman of the Board and     March 6, 2000
----------------------              Director (Chief Executive Officer)
Anthony J. Gumbiner


/s/William L. Guzzetti              President and Director        March 6, 2000
----------------------
William L. Guzzetti


/s/Hans-Peter Holinger              Director                      March 6, 2000
----------------------
Hans-Peter Holinger


/s/Rex A. Sebastian                 Director                      March 6, 2000
---------------------
Rex A. Sebastian


/s/Nathan C. Collins                Director                      March 6, 2000
---------------------
Nathan C. Collins


/s/John R. Isaac, Jr.               Director                      March 6, 2000
---------------------
John R. Isaac, Jr.


                                    Director                      March 6, 2000
---------------------
Jerry A. Lubliner


/s/Hamilton P. Schrauff             Director                      March 6, 2000
------------------------
Hamilton P. Schrauff


                                    Director                      March 6, 2000
------------------------
Bill M. Van Meter


/s/William J. Baumgartner           Vice President                March 6, 2000
-------------------------           Chief Financial Officer
William J. Baumgartner              (Principal Financial and
                                    Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.7           -- Revolving credit loan and security agreement, related
                            revolving credit notes and stock pledge and security
                            agreements, all dated as of December 22, 1999, by and
                            among Brookwood Companies Incorporated, Kenyon
                            Industries, Inc., Brookwood Laminating, Inc. and Key Bank
                            National Association, filed herewith.
          10.8           -- Promissory note and related credit agreement for an
                            $18,000,000 term loan, dated as of December 21, 1999,
                            among HWG, LLC, as borrower, The Hallwood Group
                            Incorporated, as parent guarantor, First Bank Texas,
                            N.A., as Administrative Agent, and Financial
                            Institutions, as lenders, filed herewith.
          21             -- Active subsidiaries of the Registrant as of February 29,
                            2000
          27             -- Financial data schedule