Form 10-Q
period 2000-03-31
HALLWOOD GROUP INC
filed 2000-05-15
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-Q


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
                                   ------------------  ------------------


FOR THE PERIOD ENDED MARCH 31, 2000              COMMISSION FILE NUMBER:  1-8303


                      ------------------------------------


                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


                      ------------------------------------



               DELAWARE                                         51-0261339
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)



        3710 RAWLINS, SUITE 1500
             DALLAS, TEXAS                                          75219
(Address of principal executive offices)                          (Zip Code)




       Registrant's telephone number, including area code: (214) 528-5588


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO
                                               ---    ---

     1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 2000.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


     ITEM NO.                            PART I - FINANCIAL INFORMATION                                   PAGE
     --------                            ------------------------------                                   ----
         1          Financial Statements (Unaudited):

                        Consolidated Balance Sheets as of March 31, 2000
                            and December 31, 1999..................................................        3-4

                        Consolidated Statements of Income for the
                            Three Months Ended March 31, 2000 and 1999.............................        5-6

                        Consolidated Statements of Cash Flows for the
                            Three Months Ended March 31, 2000 and 1999.............................          7

                        Notes to Consolidated Financial Statements.................................       8-15

         2          Managements's Discussion and Analysis of
                        Financial Condition and Results of Operations..............................      16-20

         3          Quantitative and Qualitative Disclosures about Market Risk.....................         21



                                             PART II - OTHER INFORMATION

     1 thru 6       Exhibits, Reports on Form 8-K and Signature Page...............................      22-23

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS


                                                          MARCH 31,      DECEMBER 31,
                                                            2000            1999
                                                       ------------     ------------

ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ........................     $      8,338     $      8,232
       Receivables and other assets
          Related parties ........................            1,768            1,698
          Other ..................................              133              229
                                                       ------------     ------------
                                                             10,239           10,159

    ENERGY
       Investment in Hallwood Energy .............            5,294            4,927
                                                       ------------     ------------

          Total asset management assets ..........           15,533           15,086

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories ...............................           18,839           18,782
       Receivables ...............................           14,479           12,630
       Property, plant and equipment, net ........            9,367            8,997
       Other .....................................            1,865              867
                                                       ------------     ------------
                                                             44,550           41,276
    HOTELS
       Properties, net ...........................           31,093           31,509
       Receivables and other assets ..............            2,360            2,026
                                                       ------------     ------------
                                                             33,453           33,535
                                                       ------------     ------------
          Total operating subsidiaries assets ....           78,003           74,811

OTHER
       Deferred tax asset, net ...................            7,051            7,221
       Restricted cash ...........................            1,704            1,883
       Other .....................................            1,675            1,791
       Cash and cash equivalents .................            1,066              926
                                                       ------------     ------------

          Total other assets .....................           11,496           11,821
                                                       ------------     ------------

          TOTAL ..................................     $    105,032     $    101,718
                                                       ============     ============



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2000              1999
                                                                                 ------------      ------------

ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ...............................     $        596      $        707

    ENERGY
       Accounts payable and accrued expenses ...............................               --               465
                                                                                 ------------      ------------

          Total asset management liabilities ...............................              596             1,172

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loans payable .......................................................           12,347            11,545
       Accounts payable and accrued expenses ...............................           10,347             8,506
                                                                                 ------------      ------------
                                                                                       22,694            20,051
    HOTELS
       Loans payable .......................................................           31,701            31,918
       Accounts payable and accrued expenses ...............................            2,288             2,021
                                                                                 ------------      ------------
                                                                                       33,989            33,939
                                                                                 ------------      ------------

          Total operating subsidiaries liabilities .........................           56,683            53,990

OTHER
       Senior Secured Term Loan ............................................           17,296            18,000
       10% Collateralized Subordinated Debentures ..........................            6,758             6,768
       Interest and other accrued expenses .................................            3,814             3,730
       Convertible loan from shareholder ...................................            1,500                --
                                                                                 ------------      ------------
          Total other liabilities ..........................................           29,368            28,498
                                                                                 ------------      ------------

          TOTAL LIABILITIES ................................................           86,647            83,660

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding .....................            1,000             1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B ..               --                --
       Common stock, issued 2,396,149 shares at both dates;
          outstanding 1,424,789 shares at both dates .......................              240               240
       Additional paid-in capital ..........................................           54,743            54,743
       Accumulated deficit .................................................          (22,680)          (23,007)
       Treasury stock, 971,360 shares at both dates; at cost ...............          (14,918)          (14,918)
                                                                                 ------------      ------------

          TOTAL STOCKHOLDERS' EQUITY .......................................           17,385            17,058
                                                                                 ------------      ------------

          TOTAL ............................................................     $    105,032      $    101,718
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 -------------------------
                                                                     2000           1999
                                                                 ----------     ----------

ASSET MANAGEMENT
    REAL ESTATE
       Fees
          Related parties ..................................     $    1,398     $    1,028
          Other ............................................            106            236
       Equity income from investments in HRP ...............            274            388
                                                                 ----------     ----------
                                                                      1,778          1,652

       Administrative expenses .............................            364            518
       Depreciation and amortization .......................            168            168
                                                                 ----------     ----------
                                                                        532            686
                                                                 ----------     ----------
          Income from real estate operations ...............          1,246            966

    ENERGY
       Equity income from investment in Hallwood Energy ....            682             --
       Gas revenues ........................................             --            894
       Oil revenues ........................................             --            318
       Other income ........................................             --             95
                                                                 ----------     ----------
                                                                        682          1,307

       Operating expenses ..................................             --            527
       Depreciation, depletion and amortization ............             --            511
       Administrative expenses .............................             --            335
       Interest ............................................             --            121
                                                                 ----------     ----------
                                                                         --          1,494
                                                                 ----------     ----------
          Income (loss) from energy operations .............            682           (187)
                                                                 ----------     ----------

          Income from asset management operations ..........          1,928            779

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ...............................................         20,024         21,858

       Cost of sales .......................................         16,844         19,008
       Administrative and selling expenses .................          2,370          2,299
       Interest ............................................            262            222
                                                                 ----------     ----------
                                                                     19,476         21,529
                                                                 ----------     ----------
          Income from textile products operations ..........            548            329


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                     2000            1999
                                                                   ----------      ----------
    HOTELS
       Sales .................................................     $    5,032      $    6,455

       Operating expenses ....................................          4,254           5,037
       Depreciation and amortization .........................            725             724
       Interest ..............................................            712             610
                                                                   ----------      ----------
                                                                        5,691           6,371
                                                                   ----------      ----------
          Income (loss) from hotel operations ................           (659)             84
                                                                   ----------      ----------

          Income (loss) from operating subsidiaries ..........           (111)            413

    OTHER
       Interest on short-term investments and other income ...              7               6
       Fee income from related parties .......................             --             137
                                                                   ----------      ----------
                                                                            7             143

       Interest ..............................................            778             296
       Administrative expenses ...............................            469             523
                                                                   ----------      ----------

                                                                        1,247             819
                                                                   ----------      ----------

          Other loss, net ....................................         (1,240)           (676)
                                                                   ----------      ----------

       Income before income taxes ............................            577             516
       Income taxes ..........................................            250              11
                                                                   ----------      ----------

NET INCOME ...................................................     $      327      $      505
                                                                   ==========      ==========

PER COMMON SHARE
    Basic
       Net income ............................................     $     0.23      $     0.27
                                                                   ==========      ==========

    Assuming Dilution
       Net income ............................................     $     0.23      $     0.26
                                                                   ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ....................................................          1,425           1,883
                                                                   ==========      ==========

    Assuming Dilution ........................................          1,437           1,910
                                                                   ==========      ==========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                      2000            1999
                                                                                  ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..............................................................     $      327      $      505
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation, depletion and amortization .............................          1,202           1,719
       Equity in net income of Hallwood Energy ..............................           (682)             --
       Equity in net income of HRP ..........................................           (274)           (388)
       Decrease in deferred tax asset .......................................            170              --
       Preferred dividends from Hallwood Energy .............................             11              --
       Amortization of deferred gain from debenture exchanges ...............            (10)           (109)
       Undistributed income from HEP ........................................             --            (546)
       Distributions from HEP ...............................................             --             511
       Net change in textile products assets and liabilities ................             71          (3,575)
       Net change in other assets and liabilities ...........................             48              30
       Net change in energy assets and liabilities ..........................             --             128
                                                                                  ----------      ----------

          Net cash provided by (used in) operating activities ...............            863          (1,725)

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for textile products business acquisition ......................         (1,479)             --
    Investments in textile products property and equipment ..................           (334)           (531)
    Purchase of minority shares in HEC ......................................           (465)             --
    Capital expenditures for hotels .........................................           (308)           (296)
    Proceeds from sale of Hallwood Energy preferred stock ...................            303              --
    Net change in restricted cash for investing activities ..................            179            (138)
    Investments in energy property and equipment ............................             --              (4)
                                                                                  ----------      ----------

          Net cash used in investing activities .............................         (2,104)           (969)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable .........................          2,302           3,500
    Repayment of bank borrowings and loans payable ..........................           (921)           (532)
                                                                                  ----------      ----------

          Net cash provided by  financing activities ........................          1,381           2,968
                                                                                  ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................            140             274

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................            926             769
                                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................     $    1,066      $    1,043
                                                                                  ==========      ==========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

         Interim Consolidated Financial Statements. The consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1999.

         Comprehensive Income. The Company had no items of other comprehensive income in the periods presented.

         New Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998. The original effective date for periods beginning after June 15, 1999 has been extended one year to June 15, 2000, accordingly the Company will be required to adopt SFAS No. 133 on January 1, 2001. The Company is not planning on early adoption, and has not had an opportunity to evaluate the impact of the provisions on its consolidated financial statements relating to future adoption.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)


                                               AS OF MARCH 31, 2000           AMOUNT AT                 INCOME FROM INVESTMENTS
                                             ----------------------         WHICH CARRIED AT           FOR THE THREE MONTHS ENDED
                                                            COST OR     --------------------------              MARCH 31,
                                             NUMBER OF     ASCRIBED     MARCH 31,     DECEMBER 31,    ---------------------------
DESCRIPTION OF INVESTMENT                      UNITS         VALUE         2000           1999            2000           1999
-------------------------                    ---------     --------     ---------     ------------    ------------   ------------
 HALLWOOD REALTY PARTNERS, L.P.
 - General partner interest .............          --     $  8,650     $   3,092     $      3,243    $         18   $         14
 - Limited partner interest .............     330,432        4,302         5,246            4,989             256            374
                                                          --------     ---------     ------------    ------------   ------------

    Totals ..............................                 $ 12,952     $   8,338     $      8,232    $        274   $        388
                                                          ========     =========     ============    ============   ============

         At March 31, 2000, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 20% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income, the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital and amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment, on the straight-line basis over 19 years. The cumulative amount of such adjustments from the original date of investment through March 31, 2000, resulted in a $1,051,000 decrease in the carrying value of the HRP investment.

         The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 2000 and 1999 such amortization was $168,000 in each period.

         The Company has pledged 300,397 HRP limited partner units to collateralize the Senior Secured Term Loan and 30,035 units to secure hotel capital leases.

         The quoted market price and the Company's carrying value per limited partner unit (AMEX symbol HRY) at March 31, 2000 were $48.00 and $15.87, respectively. The general partner interest is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

3. INVESTMENTS IN ENERGY AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)


                                               AS OF MARCH 31, 2000           AMOUNT AT                 INCOME FROM INVESTMENTS
                                             ----------------------         WHICH CARRIED AT           FOR THE THREE MONTHS ENDED
                                                            COST OR     --------------------------              MARCH 31,
                                             NUMBER OF     ASCRIBED     MARCH 31,     DECEMBER 31,    ---------------------------
DESCRIPTION OF INVESTMENT                      UNITS         VALUE         2000           1999            2000           1999
-------------------------                    ---------     --------     ---------     ------------    ------------   ------------
        HALLWOOD ENERGY CORPORATION
        - Common stock..................     1,440,000     $  4,318     $   5,294     $      4,624    $        671   $         --
        - Preferred stock...............                         --            --              303              11             --
                                                           --------     ---------     ------------    ------------   ------------

           Totals.......................                   $  4,318     $   5,294     $      4,927    $        682   $         --
                                                           ========     =========     ============    ============   ============

        At March 31, 2000, the Company owned a 14% common stock interest in Hallwood Energy Corporation ("Hallwood Energy"). The Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also records its preferred dividends (prior to the sale of its preferred stock), its pro-rata share of any capital transactions and amortization of the amount that the Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment, at a rate which approximates the depletion rate of Hallwood Energy's reserves.

        The Company acquired its common and preferred stock ownership interests in Hallwood Energy in June 1999 in connection with the consolidation of its energy interests with those of its former affiliates, Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation into the newly-formed Hallwood Energy. Prior to the consolidation, the Company and its energy subsidiaries accounted for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities recorded their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

        In February 2000, the Company sold all of its preferred stock to Hallwood Energy at its carrying value of $303,000.

        The quoted market price and the Company's carrying value per common share (NASDAQ symbol HECO) at March 31, 2000 were $4.37 and $3.67, respectively

4.   LITIGATION, CONTINGENCIES AND COMMITMENTS

        Reference is made to Notes 9 and 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1999.

        Beginning in February 1997, the Company and its HRP affiliate have been involved in two lawsuits that were brought by Gotham Partners, L.P. Trial is currently scheduled for January 2001.

        In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The litigation is in the discovery phase and a trial date has not yet been scheduled.

        In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The contingent obligation, which has a carrying value of $3,175,000 at March 31, 2000, is estimated as the present value of expected payments to be made. This amount is reported as other accrued expenses. Interest on the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

     contingent obligation has been imputed at 12.75% and amounted to $103,000 for the quarter ended March 31, 2000.

5.   LOANS PAYABLE

        Loans payable at the balance sheet dates are detailed below by business segment (in thousands):


                                                                            MARCH 31,     DECEMBER 31,
                                                                              2000           1999
                                                                         ------------     ------------
Textile Products
  Revolving credit facility, prime + .25% or
      Libor + 2.25%, due December 2002 .............................     $     11,347     $     11,545
  Acquisition credit facility, prime + .25% or
      Libor + 2.50%, due December 2002 .............................            1,000               --
  Equipment credit facility, prime + .25% or
      Libor + 2.50%, due December 2002 .............................               --               --
                                                                         ------------     ------------
                                                                               12,347           11,545
Hotels
  Term loan, 7.50% fixed, due October 2008 .........................           16,925           16,968
  Term loan, 7.86% fixed, due January 2008 .........................            6,560            6,577
  Term loan, 8.20% fixed, due November 2007 ........................            5,122            5,142
  Capital leases, 12.18% fixed, due December 2004 ..................            1,982            2,085
  Term loan, Libor + 7.5%, due October 2005 ........................            1,112            1,146
                                                                         ------------     ------------
                                                                               31,701           31,918
Other
  Senior Secured Term Loan, 10.25% fixed, due December 2004 ........           17,296           18,000
  Convertible loan from shareholder, 10% fixed, due March 2005 .....            1,500               --
                                                                         ------------     ------------
                                                                               18,796           18,000
                                                                         ------------     ------------
      Total ........................................................     $     62,844     $     61,463
                                                                         ============     ============

         Further information regarding loans payable is provided below:

     Textile Products

         Revolving credit facility. The Company's Brookwood subsidiary had a revolving credit facility in an amount of up to $17,500,000, as amended, (the "Former Credit Agreement"). Borrowings under the Former Credit Agreement were collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, the machinery and equipment of Brookwood's subsidiaries and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

         In December 1999 the Former Credit Agreement was replaced by a new revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of March 31, 2000, Brookwood had an additional $4,077,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The revolving credit facility bears interest at Brookwood's option of one-quarter percent over prime (9.25% at March 31, 2000) or Libor plus

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

     2.25%. The revolving credit agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

         Acquisition credit facility. The Key Credit Agreement also provides for a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during the quarter ended March 31, 2000. This facility bears interest at Brookwood's option of one-quarter percent over prime (9.50% at March 31, 2000) or Libor plus 2.50%.

         Equipment credit facility. The Key Credit Agreement also provides for a $2,000,000 equipment revolving credit line. There are no borrowings under this facility.

         The outstanding balance of the combined Key Bank credit facilities at March 31, 2000 was $12,347,000.

     Hotels

         Term loans. In September 1998, the Company's Hallwood Hotels - OKC, Inc. subsidiary entered into a mortgage loan for $17,250,000, collateralized by the Embassy Suites hotel located in Oklahoma City, Oklahoma, to acquire the hotel, which was formerly held as a leasehold interest. Significant terms include: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions and; (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 1999 was $16,925,000.

         Concurrently, the Company's Hallwood Hotels - OKC-Mezz, Inc. subsidiary entered into a mezzanine loan for $1,300,000 related to the purchase of the Embassy Suites hotel. Significant terms include: (i) interest rate of Libor plus 7.5% (13.15% at March 31, 2000); (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at March 31, 2000 was $1,112,000.

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a $6,750,000 mortgage loan, collateralized by the GuestHouse hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473, based upon 25-year amortization schedule, with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at March 31, 2000 was $6,560,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions and; (iv) various other financial and non- financial covenants. The outstanding balance at March 31, 2000 was $5,122,000.

         Capital leases. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for the three GuestHouse Suites Plus properties. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding balance at March 31, 2000 was $1,982,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

     Other

         Senior secured term loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the "Senior Secured Term Loan"). Proceeds were used to repay the 7% Debentures, the energy term loan and provide working capital. The Senior Secured Term Loan bears interest at a fixed rate of 10.25%, matures in December 2004, is fully amortizing and requires a monthly payment of $385,000. Collateral is comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contains various financial and non-financial covenants, including the maintenance of certain financial ratios, and restrictions on certain new indebtedness and the payment of dividends. The outstanding balance at March 31, 2000 was $17,296,000.

         Convertible loan from shareholder. In March 2000, the Company entered into a new $1,500,000 loan with an entity associated with its chairman and principal shareholder, Anthony J. Gumbiner. Significant terms include: (i) fixed interest rate of 10%; (ii) interest and principal payments deferred until maturity date of March 2005; (iii) unsecured ;and (iv) convertible into common stock of the Company at a conversion price equal to $10.13 per share, which was 115% of the market price on the date the note was approved by the Company's independent board members.

         Covenant Compliance. Management believes the Company is in compliance with its loan covenants.

6.   DEBENTURES

         10% Collateralized Subordinated Debentures. In June 1998, the Company announced a commission-free exchange offer to all holders of 7% Debentures (discussed below). The Company offered to exchange a new issue of 10% Collateralized Subordinated Debentures ("10% Debentures"), due July 31, 2005, for its 7% Debentures, in the ratio of $100 principal amount of 10% Debentures for each $100 principal amount of 7% Debentures tendered. The 7% debentureholders tendered $6,467,830, or 31%, of the outstanding principal amount.

         The 10% Debentures were listed on The New York Stock Exchange and commenced trading in August 1998. For accounting purposes, a pro-rata portion of the unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and will be amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

         The 10% Debentures are secured by a junior lien on the capital stock of the Brookwood, Hallwood Hotels, Inc. and Brock Suite Hotels, Inc. subsidiaries.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

         Balance sheet amounts for the 10% Debentures are detailed below (in thousands):


                                                 MARCH 31,      DECEMBER 31,
             DESCRIPTION                           2000             1999
             -----------                      ------------     ------------
10% Debentures (face amount) .............     $      6,468     $      6,468
Unamortized gain from exchange, net of
   accumulated amortization ..............              290              300
                                               ------------     ------------

      Totals .............................     $      6,758     $      6,768
                                               ============     ============

         Redemption of 7% Debentures. On December 22, 1999, the Company announced the full redemption (the "Redemption") of its outstanding 7% Debentures in the amount of $14,088,000 on January 21, 2000 (the "Redemption Date.") The redemption price was 100% of the face amount plus accrued and unpaid interest to the Redemption Date. Funding for the Redemption was provided by proceeds from the new Senior Secured Term Loan. In accordance with the terms of the indenture, the funds were irrevocably transferred to the trustee on December 21, 1999, and the obligation was effectively extinguished and collateral released. The Redemption was actually completed by the trustee on January 21, 2000 on which date the 7% Debentures were retired and canceled. The Company recognized an extraordinary gain from debt extinguishment in December 1999 of $240,000 from the Redemption, representing the remaining balance of the unrecognized gain at that time.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

7.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                   -----------------------------------
                                          2000                1999
                                   ---------------     ---------------
Federal
   Deferred ..................     $           170     $            --
   Current ...................                  22                   5
                                   ---------------     ---------------
      Sub-total ..............                 192                   5

State ........................                  58                   6
                                   ---------------     ---------------

      Total ..................     $           250     $            11
                                   ===============     ===============

         The amount of the deferred tax asset (net of valuation allowance) was $7,051,000 at March 31, 2000. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments, energy investments and hotel properties, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

8.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                          DESCRIPTION                      2000             1999
                          -----------                  ------------     ------------

Supplemental disclosures of cash payments:

    Interest paid ................................     $      1,536     $      1,351
    Income taxes paid ............................              102               43

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

9.   COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income to net income available to common stockholders, and the number of equivalent common shares from unexercised stock options used in the calculation of net income for the basic and assumed dilution methods (in thousands):


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                 DESCRIPTION                                        2000            1999
                 -----------                                     ----------      ----------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS
Net income, as reported ....................................     $      327      $      505
Less: Dividends on preferred stock .........................             --              --
                                                                 ----------      ----------
    Net income available to common stockholders ............     $      327      $      505
                                                                 ==========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ......................................................          1,425           1,883
Assumed issuance of shares from stock options exercised ....             54              82
Assumed repurchase of shares from stock options proceeds ...            (42)            (55)
                                                                 ----------      ----------
    Assuming dilution ......................................          1,437           1,910
                                                                 ==========      ==========

         The impact of the convertible loan from shareholder was anti-dilutive for the quarter ended March 31, 2000.

10.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment position for the three months ended March 31, 2000 and 1999, respectively (in thousands):


                                                     REAL                     TEXTILE
                                                    ESTATE        ENERGY      PRODUCTS       HOTELS        OTHER     CONSOLIDATED
                                                  ----------    ----------   ----------    ----------    ----------  ------------
THREE MONTHS ENDED MARCH 31, 2000

Total revenue from external sources .........     $    1,778    $      682   $   20,024    $    5,032    $        7   $   27,523
                                                  ==========    ==========   ==========    ==========    ==========   ==========

Operating income (loss)...................        $    1,246    $      682   $      548    $     (659)   $       --   $   1,817
                                                  ==========    ==========   ==========    ==========    ==========

Unallocable expenses, net.................                                                               $   (1,240)      (1,240)
                                                                                                         ==========   ----------
Income before income taxes................                                                                            $      577
                                                                                                                      ==========

THREE MONTHS ENDED MARCH 31, 1999
Total revenue from external sources.......        $    1,652    $    1,307   $   21,858    $    6,455    $      143   $   31,415
                                                  ==========    ==========   ==========    ==========    ==========   ==========

Operating income (loss)...................        $      966    $     (187)  $      329    $       84    $       --   $    1,192
                                                  ==========    ==========   ==========    ==========    ==========
Unallocable expenses, net.................                                                               $     (676)        (676)
                                                                                                         ==========   ----------
Income before income taxes................                                                                            $      516
                                                                                                                      ==========


         No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 1999 annual report. The total assets for the Company's operating segments have not materially changed since the December 31, 1999 annual report.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

         The Company reported net income of $327,000 for the first quarter ended March 31, 2000, compared to net income of $505,000 in the 1999 period. Total revenue for the 2000 first quarter was $27,523,000, compared to $31,415,000 in the prior-year period.

         Following is an analysis of the results of operations by asset management and operating subsidiaries divisions and by the real estate, energy, textile products and hotels business segments.

     ASSET MANAGEMENT DIVISION

         The Company's asset management division consists of real estate and energy business segments.

     REAL ESTATE

         Revenue. Fee income of $1,504,000 for the quarter ended March 31, 2000 increased by $240,000, or 19%, from $1,264,000 in the prior-year period. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The increase was due primarily to higher fees from property management and construction services in the 2000 first quarter.

         The equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. For the 2000 first quarter, the Company reported income of $274,000 compared to $388,000 in the period a year ago. The decrease resulted principally from a reduced limited partner ownership percentage (20% in 2000, compared to 25% in 1999).

         Expenses. Administrative expenses of $364,000 decreased by $154,000, or 30%, in the 2000 first quarter, compared to $518,000 in the prior-year quarter. The decline was primarily attributable to the payments of commissions to third party brokers associated with fee income.

         Amortization expense of $168,000 in both the 2000 and 1999 quarters relate to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

     ENERGY

         Revenue. Prior to the June 1999 energy consolidation discussed in Note 3, the Company and its energy subsidiaries accounted for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities recorded their proportional share of HEP's revenues and expenses. Following the energy consolidation, the Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. Accordingly, the revenue and expense items of the energy segment reflect proportionally consolidated amounts through June 8, 1999. Thereafter, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders and preferred dividends received as a single line item - equity income from investments in Hallwood Energy. Comparisons between 2000 and 1999 are generally not meaningful, due to the change in method of accounting.

         The equity income in the 2000 first quarter from investments in Hallwood Energy of $682,000 represents the Company's pro rata share (14%) of income available to common stockholders, preferred dividends on its common stock and amortization of negative goodwill. Hallwood Energy's income increased significantly in the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     2000 first quarter, compared to 1999, as a result of higher oil and gas prices and savings associated with the disposition of certain non-strategic properties and the completion of the energy consolidation in June 1999.

         Gas revenue for the 1999 first quarter was $894,000, with production of 478,000 mcf, and an average gas price to $1.87 per mcf. Oil revenue for the 1999 first quarter was $318,000, with production of 28,000 barrels, and an average price of $11.36 per barrel.

         Other income of $95,000 in the 1999 first quarter consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense.

         Expenses. For the 1999 first quarter operating expenses were $527,000; depreciation, depletion and amortization was $511,000; administrative expenses were $335,000; and interest expense was $121,000. No comparative amounts were recorded in the 2000 first quarter due to the change in accounting method.

     OPERATING SUBSIDIARIES

         The Company's operating subsidiaries division consists of textile products and hotels business segments.

     TEXTILE PRODUCTS

         Revenue. Sales of $20,024,000 decreased $1,834,000, or 8%, in the 2000 first quarter, compared to $21,858,000 in the 1999 quarter. The decrease in distribution sales was the result of U.S. customers moving production out of the country and was partially offset by increased revenues at the dying and finishing and laminating plants.

         Expenses. Cost of sales of $16,844,000 decreased $2,164,000, or 11%, in the 2000 first quarter, from $19,008,000 in the 1999 quarter. The decrease in cost of sales was principally the result of the decreased sales. The higher gross profit margin for the 2000 first quarter (15.9% versus 13.0%) resulted from higher gross profit margins in the distribution businesses. This resulted from a sales decrease of low margin business and increased volume of lower cost imported fabric.

          Administrative and selling expenses of $2,370,000 increased by $71,000, or 3%, in the 2000 first quarter from $2,299,000 for the comparable 1999 period.

         Interest expense of $262,000 increased by $40,000, or 18%, for the 2000 first quarter from $222,000 in 1999 due to higher interest rates.

     HOTELS

         Revenue. Sales of $5,032,000 in the 2000 first quarter decreased by $1,423,000, or 22%, from the year-ago amount of $6,455,000. The decrease was primarily due to reduced management fees from the Enclave Suites, a resort condominium hotel which was distributed in December 1999 as part of the separation agreement with a former officer and shareholder, and lower occupancy at the Company's three GuestHouse Suites Plus hotels, as a result of a $3.0 million renovation substantially completed by the end of 1999, partially offset by increased revenues at the Longboat Key Holiday Inn and Suites. The occupancy rates at the GuestHouse properties are improving as marketing programs are implemented following completion of the renovations. For the hotel segment, average daily rate decreased 5.5% and average occupancy level decreased 23% in the 2000 first quarter compared to the prior-year quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Expenses. Operating expenses of $4,254,000 for the 2000 first quarter were down $783,000, or 16%, from $5,037,000 in 1999. The decrease is primarily attributable to reduced operating expenses for the December 1999 disposition of the Enclave Suites and the three GuestHouse properties.

         Depreciation and amortization expense increased by $1,000 to $725,000 for the 2000 first quarter from $724,000 in the prior-year period. The increase was due to additional depreciation from capital leases less amounts attributable to the Enclave Suites.

         Interest expense increased by $102,000 to $712,000 for the 2000 first quarter from $610,000 in 1999, principally due to the interest expense associated with capital leases at the three GuestHouse properties. The leases commenced on January 1, 2000.

     OTHER

         Revenue. Interest on short-term investments and other income increased by $1,000 to $7,000 for the 2000 first quarter from $6,000 in 1999.

         The Company received no fee income in the 2000 first quarter, compared to $137,000 in 1999. The decrease was due to the termination of a consulting contract with the Company's energy affiliate following the completion of the energy consolidation in June 1999.

         Expenses. Interest expense in the amount of $778,000 for the 2000 first quarter increased by $482,000 from the prior year amount of $296,000. The increase was primarily due to refinancing the 7% Debentures in December 1999 from proceeds of a new $18.0 million senior secured term loan with a fixed interest rate of 10.25% and an effective interest rate of 12.75%, and interest costs on contingent payments associated with the December 1999 Separation Agreement.

         Administrative expenses of $469,000 for the 2000 first quarter decreased by $54,000, from the prior-year amount of $523,000, due to lower consulting and other professional fees, partially offset by the elimination of certain overhead reimbursements from the Company's energy affiliate following the completion of the energy consolidation.

         Income taxes. Income taxes were $250,000 for the 2000 first quarter and $11,000 in the 1999 quarter. The 2000 quarter included a $170,000 federal deferred charge, a $22,000 federal current charge and $58,000 for state taxes. The 1999 quarter included a $5,000 federal current charge and $6,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of March 31, 2000, the Company had approximately $99,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $20,738,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at March 31, 2000 totaled $1,066,000.

         The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Senior Secured Term Loan and 30,035 HRP units to collateralize hotel capital lease obligations.

         Brookwood maintains a revolving line of credit facility with Key Bank, which is collateralized by accounts receivable, certain inventory and equipment. At March 31, 2000, Brookwood had $4,077,000 of unused borrowing capacity on its revolving line of credit. In the year ended December 31, 1999, the Company received a cash dividend of $400,000 from Brookwood and tax sharing payments of $350,000. In April 2000, the Company received a $400,000 cash dividend and a tax sharing payment of $100,000.

         Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital. Sales of hotels are also a source of liquidity; however, a sale may be impacted by the ability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a renovation of the Holiday Inn and Suites hotel in April 1998, partly financed by the owner in the form of higher lease payments. The Company completed the renovations of its three GuestHouse Suites Plus hotels in May 2000 at a cost of approximately $3,000,000, funded by capital leases and capital reserves.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risks during the three months ended March 31, 2000.

         The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of March 31, 2000, the Company's total outstanding loans and debentures payable of $69,312,000 were comprised of $55,853,000 of fixed rate debt and $13,459,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $1,386,000, assuming that outstanding debt remained at current levels.

         Real Estate. The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating debt. As of March 31, 2000, HRP had a single "pay fixed/receive variable" interest rate swap agreement with highly rated counterparties in which the interest payments are calculated on a notional amount. Management does not consider the portion attributable to the Company to be significant on this derivative instrument.

         Energy. The Company does not directly have any derivative financial instruments in place as of March 31, 2000, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in Hallwood Energy has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, Hallwood Energy's deliverable volumes. Hallwood Energy attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

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

     2   Changes in Securities                                                                                     None

     3   Defaults upon Senior Securities                                                                           None

     4   Submission of Matters to a Vote of Security Holders                                                       None

     5   Other Information                                                                                         None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

             * (i)    10.15 -   Amendment to Financial Consulting Agreement, dated as of January 1,
                                2000, between the Company and HSC Financial Corporation,
                                filed herewith.                                                                    Page 25-26

               (ii)   10.16 -   Convertible Unsecured Promissory Note in the amount of $1,500,000, dated as of March 16, 2000, between Hallwood Investment Company
                                and Hallwood Investments Limited, filed herewith.                                  Page 27-34

               (iii)  27    -   Financial Data Schedule                                                            Page 35

         (b)  Reports on Form 8-K                                                                                  None



------------------------------------

             * Constitutes a compensation plan or agreement for executive officers.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE HALLWOOD GROUP INCORPORATED



Dated: May 12, 2000                       By:        /s/ Melvin J. Melle
                                              ---------------------------------
                                                Melvin J. Melle, Vice President
                                                 (Duly Authorized Officer and
                                                   Principal Financial and
                                                    Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                 DESCRIPTION
    -------                -----------

     10.15                 Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and HSC Financial Corporation.

     10.16                 Convertible Unsecured Promissory Note in the amount of $1,500,000, dated as of
                           March 16, 2000, between Hallwood Investment Company and Hallwood Investments
                           Limited.

     27                    Financial Data Schedule