Form 10-Q
period 2000-06-30
HALLWOOD GROUP INC
filed 2000-08-11
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO  _______________


FOR THE PERIOD ENDED JUNE 30, 2000               COMMISSION FILE NUMBER:  1-8303

                                   ----------

                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                                   ----------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 2000.


================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                               TABLE OF CONTENTS


     ITEM NO.                               PART I - FINANCIAL INFORMATION                                 PAGE
     --------                               ------------------------------                                 ----
         1          Financial Statements (Unaudited):

                        Consolidated Balance Sheets as of June 30, 2000
                            and December 31, 1999..................................................          3

                        Consolidated Statements of Operations for the
                            Six Months Ended June 30, 2000 and 1999................................          5

                        Consolidated Statements of Operations for the
                            Three Months Ended June 30, 2000 and 1999..............................          7

                        Consolidated Statement of Changes
                            in Stockholders' Equity for the
                            Six Months Ended June 30, 2000.........................................          9

                        Consolidated Statements of Cash Flows for the
                            Six Months Ended June 30, 2000 and 1999................................         10

                        Notes to Consolidated Financial Statements.................................         11

         2          Management's Discussion and Analysis of
                        Financial Condition and Results of Operations..............................         19

         3          Quantitative and Qualitative Disclosures about Market Risk.....................         25



                                            PART II - OTHER INFORMATION

     1 thru 6       Exhibits, Reports on Form 8-K and Signature Page...............................         26

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                           JUNE 30,      DECEMBER 31,
                                                            2000            1999
                                                          --------       ------------
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ........................        $  7,915        $  8,232
       Receivables and other assets
          Related parties ........................             266           1,698
          Other ..................................             187             229
                                                          --------        --------
                                                             8,368          10,159

    ENERGY
       Investment in Hallwood Energy .............           5,865           4,927
                                                          --------        --------

          Total asset management assets ..........          14,233          15,086

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories ...............................          16,681          18,782
       Receivables ...............................          13,282          12,630
       Property, plant and equipment, net ........           9,346           8,997
       Other .....................................           2,099             867
                                                          --------        --------
                                                            41,408          41,276
    HOTELS
       Properties, net ...........................          30,676          31,509
       Receivables and other assets ..............           2,396           2,026
                                                          --------        --------
                                                            33,072          33,535
                                                          --------        --------

          Total operating subsidiaries assets ....          74,480          74,811

OTHER
       Deferred tax asset, net ...................           7,051           7,221
       Restricted cash ...........................           1,804           1,883
       Other .....................................           1,589           1,791
       Cash and cash equivalents .................           1,013             926
                                                          --------        --------

          Total other assets .....................          11,457          11,821
                                                          --------        --------

          TOTAL ..................................        $100,170        $101,718
                                                          ========        ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2000              1999
                                                                                        ---------        ------------
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses ...................................        $     581         $     707

    ENERGY
       Accounts payable and accrued expenses ...................................               --               465
                                                                                        ---------         ---------

          Total asset management liabilities ...................................              581             1,172

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loans payable ...........................................................           12,932            11,545
       Accounts payable and accrued expenses ...................................            6,588             8,506
                                                                                        ---------         ---------
                                                                                           19,520            20,051
    HOTELS
       Loans payable ...........................................................           31,453            31,918
       Accounts payable and accrued expenses ...................................            2,166             2,021
                                                                                        ---------         ---------
                                                                                           33,619            33,939
                                                                                        ---------         ---------

          Total operating subsidiaries liabilities .............................           53,139            53,990

OTHER
       Senior Secured Term Loan ................................................           16,569            18,000
       10% Collateralized Subordinated Debentures ..............................            6,747             6,768
       Interest and other accrued expenses .....................................            3,744             3,730
       Convertible loan from stockholder .......................................            1,500                --
                                                                                        ---------         ---------
          Total other liabilities ..............................................           28,560            28,498
                                                                                        ---------         ---------

          TOTAL LIABILITIES ....................................................           82,280            83,660

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding .........................            1,000             1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B ......               --                --
       Common stock, issued 2,396,149 shares at both dates;
          outstanding 1,424,789 shares at both dates ...........................              240               240
       Additional paid-in capital ..............................................           54,368            54,743
       Accumulated deficit .....................................................          (22,800)          (23,007)
       Treasury stock, 971,360 shares at both dates; at cost ...................          (14,918)          (14,918)
                                                                                        ---------         ---------

          TOTAL STOCKHOLDERS' EQUITY ...........................................           16,890            17,058
                                                                                        ---------         ---------

          TOTAL ................................................................        $ 100,170         $ 101,718
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
ASSET MANAGEMENT
    REAL ESTATE
       Fees
          Related parties ..................................        $  2,859        $  4,073
          Other ............................................             172             534
       Equity income from investments in HRP ...............             349             762
                                                                    --------        --------
                                                                       3,380           5,369

       Administrative expenses .............................             759           1,172
       Depreciation and amortization .......................             336             336
                                                                    --------        --------
                                                                       1,095           1,508
                                                                    --------        --------
          Income from real estate operations ...............           2,285           3,861

    ENERGY
       Equity income from investment in Hallwood Energy ....           1,337              (1)
       Gas revenues ........................................              --           1,677
       Oil revenues ........................................              --             603
       Other income ........................................              --             235
                                                                    --------        --------
                                                                       1,337           2,514

       Depreciation, depletion and amortization ............              --             849
       Operating expenses ..................................              --             796
       Administrative expenses .............................              --             537
       Interest expense ....................................              --             217
                                                                    --------        --------
                                                                          --           2,399
                                                                    --------        --------
          Income from energy operations ....................           1,337             115
                                                                    --------        --------

          Income from asset management operations ..........           3,622           3,976

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ...............................................          39,306          44,269

       Cost of sales .......................................          33,148          38,023
       Administrative and selling expenses .................           4,776           4,688
       Interest expense ....................................             582             465
                                                                    --------        --------
                                                                      38,506          43,176
                                                                    --------        --------
          Income from textile products operations ..........             800           1,093

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         -------------------------
OPERATING SUBSIDIARIES (CONTINUED)                                         2000             1999
                                                                         --------         --------
    HOTELS
       Sales ....................................................        $  9,978         $ 12,196

       Operating expenses .......................................           8,548            9,780
       Depreciation and amortization ............................           1,465            1,413
       Interest expense .........................................           1,381            1,238
                                                                         --------         --------
                                                                           11,394           12,431
                                                                         --------         --------
          Loss from hotel operations ............................          (1,416)            (235)
                                                                         --------         --------

          Income (loss) from operating subsidiaries .............            (616)             858

    OTHER
       Interest on short-term investments and other income ......              64               10
       Fee income from related parties ..........................              --              241
                                                                         --------         --------
                                                                               64              251

       Interest expense .........................................           1,547              595
       Administrative expenses ..................................             951            1,244
                                                                         --------         --------

                                                                            2,498            1,839
                                                                         --------         --------

          Other loss, net .......................................          (2,434)          (1,588)
                                                                         --------         --------

       Income before income taxes ...............................             572            3,246
       Income taxes .............................................             315              127
                                                                         --------         --------

NET INCOME ......................................................             257            3,119

       Preferred stock dividends ................................              50               50
                                                                         --------         --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS .....................        $    207         $  3,069
                                                                         ========         ========

PER COMMON SHARE
    Basic
       Net income ...............................................        $   0.15         $   1.63
                                                                         ========         ========

    Assuming Dilution
       Net income ...............................................        $   0.14         $   1.61
                                                                         ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .......................................................           1,425            1,883
                                                                         ========         ========

    Assuming Dilution ...........................................           1,434            1,912
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
ASSET MANAGEMENT
    REAL ESTATE
       Fees
          Related parties ..................................        $  1,460        $  3,044
          Other ............................................              65             299
       Equity income from investments in HRP ...............              76             373
                                                                    --------        --------
                                                                       1,601           3,716

       Administrative expenses .............................             394             654
       Depreciation and amortization .......................             168             168
                                                                    --------        --------
                                                                         562             822
                                                                    --------        --------
          Income from real estate operations ...............           1,039           2,894

    ENERGY
       Equity income from investment in Hallwood Energy ....             655              (1)
       Gas revenues ........................................              --             783
       Oil revenues ........................................              --             285
       Other income ........................................              --             140
                                                                    --------        --------
                                                                         655           1,207

       Depreciation, depletion and amortization ............              --             338
       Operating expenses ..................................              --             269
       Administrative expenses .............................              --             202
       Interest expense ....................................              --              96
                                                                    --------        --------
                                                                          --             905
                                                                    --------        --------
          Income from energy operations ....................             655             302
                                                                    --------        --------

          Income from asset management operations ..........           1,694           3,196

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ...............................................          19,283          22,411

       Cost of sales .......................................          16,304          19,015
       Administrative and selling expenses .................           2,406           2,389
       Interest expense ....................................             320             243
                                                                    --------        --------
                                                                      19,030          21,647
                                                                    --------        --------
          Income from textile products operations ..........             253             764

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                         -----------------------
OPERATING SUBSIDIARIES (CONTINUED)                                         2000            1999
                                                                         -------         -------
    HOTELS
       Sales ....................................................        $ 4,946         $ 5,741

       Operating expenses .......................................          4,294           4,743
       Depreciation and amortization ............................            739             689
       Interest expense .........................................            670             627
                                                                         -------         -------
                                                                           5,703           6,059
                                                                         -------         -------
          Loss from hotel operations ............................           (757)           (318)
                                                                         -------         -------

          Income (loss) from operating subsidiaries .............           (504)            446

    OTHER
       Interest on short-term investments and other income ......             55               5
       Fee income from related parties ..........................             --             104
                                                                         -------         -------
                                                                              55             109

       Interest expense .........................................            769             300
       Administrative expenses ..................................            481             721
                                                                         -------         -------

                                                                           1,250           1,021
                                                                         -------         -------

          Other loss, net .......................................         (1,195)           (912)
                                                                         -------         -------

       Income before income taxes ...............................             (5)          2,730
       Income taxes .............................................             65             116
                                                                         -------         -------

NET INCOME (LOSS) ...............................................            (70)          2,614

       Preferred stock dividends ................................             50              50
                                                                         -------         -------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ..............        $  (120)        $ 2,564
                                                                         =======         =======

PER COMMON SHARE
    Basic
       Net income (loss) ........................................        $ (0.08)        $  1.36
                                                                         =======         =======

    Assuming Dilution
       Net income (loss) ........................................        $ (0.08)        $  1.34
                                                                         =======         =======

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .......................................................          1,425           1,883
                                                                         =======         =======

    Assuming Dilution ...........................................          1,430           1,913
                                                                         =======         =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                COMMON STOCK       ADDITIONAL                    TREASURY STOCK         TOTAL
                                            --------------------     PAID-IN    ACCUMULATED   ---------------------  STOCKHOLDERS'
                                             SHARES    PAR VALUE     CAPITAL       DEFICIT     SHARES        COST       EQUITY
                                            --------   ---------   ----------   -----------   --------     --------  -------------
BALANCE, JANUARY 1, 2000 ..................    2,396    $    240     $ 54,743     $(23,007)        971     $(14,918)   $ 17,058
    Net income ............................                                            257                                  257
    Preferred stock dividends .............                                            (50)                                 (50)
    Proportionate share of stockholders'
       equity transactions from equity
       investments ........................                              (375)                                             (375)
                                            --------    --------     --------     --------    --------     --------    --------

BALANCE, JUNE 30, 2000 ....................    2,396    $    240     $ 54,368     $(22,800)        971     $(14,918)   $ 16,890
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              -----------------------
                                                                                2000            1999
                                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .......................................................        $   257         $ 3,119
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ......................          2,431           3,214
       Equity in net income of Hallwood Energy .......................         (1,337)              1
       Equity in net income of HRP ...................................           (349)           (762)
       Decrease in deferred tax asset ................................            170              --
       Amortization of deferred gain from debenture exchanges ........            (21)           (217)
       Preferred dividends from Hallwood Energy ......................             11              --
       Undistributed income from HEP .................................             --            (484)
       Distributions from HEP ........................................             --             545
       Net change in textile products assets and liabilities .........           (591)         (3,085)
       Net change in other assets and liabilities ....................          1,376            (592)
       Net change in energy assets and liabilities ...................             --            (399)
                                                                              -------         -------

          Net cash provided by operating activities ..................          1,947           1,340

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for textile products business acquisition ...............         (1,479)             --
    Investments in textile products property and equipment ...........           (623)           (964)
    Capital expenditures for hotels ..................................           (616)           (683)
    Purchase of minority shares in HEC ...............................           (465)             --
    Proceeds from sale of Hallwood Energy preferred stock ............            303              --
    Net change in restricted cash for investing activities ...........             79            (280)
    Investment in HEP by general partner .............................             --             (50)
    Investments in energy property and equipment .....................             --              (8)
                                                                              -------         -------

          Net cash used in investing activities ......................         (2,801)         (1,985)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ..................          2,887           2,600
    Repayment of bank borrowings and loans payable ...................         (1,896)         (1,060)
    Payment of preferred stock dividends .............................            (50)            (50)
                                                                              -------         -------

          Net cash provided by  financing activities .................            941           1,490
                                                                              -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................             87             845

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................            926             769
                                                                              -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................        $ 1,013         $ 1,614
                                                                              =======         =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

          New Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued in June 1998, and a related pronouncement, Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133" was issued in June 2000. The original effective date for periods beginning after June 15, 1999 has been extended one year to June 15, 2000, accordingly the Company will be required to adopt SFAS No. 133 on January 1, 2001. The Company is not planning on early adoption, and has not had an opportunity to evaluate the impact of the provisions on its consolidated financial statements relating to future adoption.

          The Company is currently evaluating Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." At present, the Company does not believe it will have a significant impact on its consolidated financial statements, although management has not yet completed its review.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                              AS OF JUNE 30, 2000                  AMOUNT AT               INCOME FROM INVESTMENTS
                                           ------------------------             WHICH CARRIED AT           FOR THE SIX MONTHS ENDED
                                                            COST OR        --------------------------               JUNE 30,
                                           NUMBER OF       ASCRIBED        JUNE 30,      DECEMBER 31,      ------------------------
      DESCRIPTION OF INVESTMENT             UNITS           VALUE            2000            1999            2000            1999
      -------------------------            ---------       --------        --------      ------------      --------        --------
HALLWOOD REALTY PARTNERS, L.P. ....
- General partner interest ........              --        $  8,650        $  2,894        $  3,243        $     26        $     29
- Limited partner interest ........         330,432           4,302           5,021           4,989             323             733
                                                           --------        --------        --------        --------        --------

   Totals .........................                        $ 12,952        $  7,915        $  8,232        $    349        $    762
                                                           ========        ========        ========        ========        ========

     At June 30, 2000, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income, the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital and amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment, on the straight-line basis over 19 years. The cumulative amount of such adjustments from the original date of investment through June 30, 2000, resulted in a $1,489,000 decrease in the carrying value of the HRP investment.

     The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the six months ended June 30, 2000 and 1999 such amortization was $336,000 in each period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

        The Company has pledged 300,397 HRP limited partner units to collateralize the Senior Secured Term Loan and 30,035 units to secure hotel capital leases.

        The quoted market price and the Company's carrying value per limited partner unit (AMEX symbol HRY) at June 30, 2000 were $34.25 and $15.20, respectively. The general partner interest is not publicly traded.

3.   INVESTMENTS IN ENERGY AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                          AS OF JUNE 30, 2000                   AMOUNT AT            INCOME (LOSS) FROM INVESTMENTS
                                     ---------------------------            WHICH CARRIED AT             FOR THE SIX MONTHS ENDED
                                                        COST OR      -----------------------------               JUNE 30,
                                     NUMBER OF         ASCRIBED        JUNE 30,       DECEMBER 31,   ------------------------------
      DESCRIPTION OF INVESTMENT       SHARES             VALUE          2000              1999          2000                1999
      -------------------------      ---------        ----------     ----------       ------------   ----------          ----------
HALLWOOD ENERGY CORPORATION
- Common stock ....................  1,440,000        $    4,318     $    5,865        $    4,624    $    1,326          $       (1)
- Preferred stock .................         --                --            303                11            --
                                                      ----------     ----------        ----------    ----------          ----------

   Totals .........................                   $    4,318     $    5,865        $    4,927    $    1,337          $       (1)
                                                      ==========     ==========        ==========    ==========          ==========

        At June 30, 2000, the Company owned a 15% common stock interest in Hallwood Energy Corporation ("Hallwood Energy"). The Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also records its preferred dividends (prior to the sale of its preferred stock), its pro-rata share of any capital transactions and amortization of the amount that the Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment, at a rate which approximates the depletion rate of Hallwood Energy's reserves.

        The Company acquired its common and preferred stock ownership interests in Hallwood Energy in June 1999, in connection with the consolidation of its energy interests with those of its former affiliates, Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation, into the newly-formed Hallwood Energy. Prior to the consolidation, the Company and its energy subsidiaries accounted for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities recorded their proportional share of HEP's revenues and expenses, current assets, current liabilities, noncurrent assets, long-term obligations and fixed assets.

        In February 2000, the Company sold all of its preferred stock to Hallwood Energy at its carrying value of $303,000.

        The quoted market price and the Company's carrying value per common share (NASDAQ symbol HECO) at June 30, 2000 were $8.19 and $4.07, respectively

4.   LITIGATION, CONTINGENCIES AND COMMITMENTS

        Reference is made to Notes 9 and 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1999.

        Beginning in 1997, the Company and its HRP affiliate have been involved in two lawsuits that were brought by Gotham Partners, L.P. Trial is currently scheduled for January 2001.

        In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The litigation is in the discovery phase and a trial date has not yet been scheduled.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


        In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The contingent obligation, in the amount of $3,152,000 at June 30, 2000 is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $205,000 for the six months ended June 30, 2000.

5.   LOANS PAYABLE

        Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                            JUNE 30,     DECEMBER 31,
                                                                             2000           1999
                                                                            --------     ------------
Textile Products
  Revolving credit facility, prime + .25% or
      Libor + 2.50%, due December 2002 .............................        $11,932        $11,545
  Acquisition credit facility, prime + .50% or
      Libor + 2.50%, due December 2002 .............................          1,000             --
  Equipment credit facility, prime + .25% or
      Libor  + 2.75%, due December 2002 ............................             --             --
                                                                            -------        -------
                                                                             12,932         11,545
Hotels
  Term loan, 7.50% fixed, due October 2008 .........................         16,844         16,968
  Term loan, 7.86% fixed, due January 2008 .........................          6,526          6,577
  Term loan, 8.20% fixed, due November 2007 ........................          5,103          5,142
  Capital leases, 12.18% fixed, due December 2004 ..................          1,902          2,085
  Term loan, Libor + 7.5%, due October 2005 ........................          1,078          1,146
                                                                            -------        -------
                                                                             31,453         31,918
Other
  Senior Secured Term Loan, 10.25% fixed, due December 2004 ........         16,569         18,000
  Convertible loan from stockholder, 10% fixed, due March 2005 .....          1,500             --
                                                                            -------        -------
                                                                             18,069         18,000
                                                                            -------        -------

      Total ........................................................        $62,454        $61,463
                                                                            =======        =======

         Further information regarding loans payable is provided below:

     Textile Products

         Revolving credit facility. In December 1999 the Former Credit Agreement was replaced by a new revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of June 30, 2000, Brookwood had an additional $1,884,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The revolving credit facility bears interest at Brookwood's option of one-quarter percent over prime (9.75% at June 30, 2000) or Libor plus 2.50%. The revolving credit agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


         At June 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement. Management has contacted the lender regarding the technical violation and believes that a waiver will be obtained.

         Acquisition credit facility. The Key Credit Agreement provides for a $2,000,000 acquisition credit line. Brookwood borrowed $1,000,000 under this line during the six months ended June 30, 2000, to acquire the assets of a company in a related industry for $1,450,000 in cash plus contingent payments based upon earnings. This facility bears interest at one-half percent over the prime rate (10.00% at June 30, 2000).

         Equipment credit facility. The Key Credit Agreement provides for a $2,000,000 equipment credit line. There are no borrowings under this facility.

         The outstanding balance of the combined Key Bank credit facilities at June 30, 2000 was $12,932,000.

     Hotels

         Term loans. In September 1998, the Company's Hallwood Hotels - OKC, Inc. subsidiary entered into a mortgage loan for $17,250,000, collateralized by the Embassy Suites hotel located in Oklahoma City, Oklahoma, to acquire the hotel, which was formerly held as a leasehold interest. Significant terms include: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 2000 was $16,844,000.

         Concurrently, the Company's Hallwood Hotels - OKC-Mezz, Inc. subsidiary entered into a mezzanine loan for $1,300,000 related to the purchase of the Embassy Suites hotel. Significant terms include: (i) interest rate of Libor plus 7.5% (14.14% at June 30, 2000), subject to an interest rate agreement which caps the interest rate at 15%; (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at June 30, 2000 was $1,078,000.

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a $6,750,000 mortgage loan, collateralized by the GuestHouse Suites Plus hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473, based upon 25-year amortization schedule, with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 2000 was $6,526,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse Suites Plus hotel in Tulsa, Oklahoma, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at June 30, 2000 was $5,103,000.

         Capital leases. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for the three GuestHouse Suites Plus properties. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding balance at June 30, 2000 was $1,902,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


     Other

         Senior secured term loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the "Senior Secured Term Loan"). Proceeds were used to repay the 7% Debentures, the energy term loan and provide working capital. The Senior Secured Term Loan bears interest at a fixed rate of 10.25%, matures in December 2004, is fully amortizing and requires a monthly payment of $385,000. Collateral is comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contains various financial and non-financial covenants, including the maintenance of certain financial ratios, and restrictions on certain new indebtedness and the payment of dividends. The outstanding balance at June 30, 2000 was $16,569,000.

         At June 30, 2000, the Company was not in compliance with a coverage ratio covenant contained in the Senior Secured Term Loan. Management has contacted the lender regarding the technical violation and believes that a waiver will be obtained.

         Convertible loan from stockholder. In March 2000, the Company entered into a new $1,500,000 loan with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner. Significant terms include: (i) fixed interest rate of 10%; (ii) interest and principal payments deferred until maturity date of March 2005; (iii) unsecured; and (iv) convertible into common stock of the Company at $10.13 per share, which was 115% of the market price on the date the loan was approved by the Company's independent board members.

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

         The 10% Debentures were listed on The New York Stock Exchange and commenced trading in August 1998. For accounting purposes, a pro-rata portion of the unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and is being amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

         The 10% Debentures are secured by junior liens on the capital stock of the Brookwood, Hallwood Hotels, Inc. and Brock Suite Hotels, Inc. subsidiaries.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


         Balance sheet amounts for the 10% Debentures are detailed below (in thousands):

                                                    JUNE 30,    DECEMBER 31,
               DESCRIPTION                            2000         1999
               -----------                          --------    ------------
10% Debentures (face amount) ................        $6,468        $6,468
Unamortized gain from exchange, net of
   accumulated amortization .................           279           300
                                                     ------        ------

      Totals ................................        $6,747        $6,768
                                                     ======        ======

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

7.   STOCKHOLDERS' EQUITY

         On May 19, 2000 the Board of Directors granted the 70,800 available options to purchase common stock under the 1995 Stock Option Plan at the market price on the date of grant.

8.   LISTING OF COMMON SHARES ON AMERICAN STOCK EXCHANGE

         On June 22, 2000 the Company announced that the American Stock Exchange had approved the listing application for its common shares under the trading symbol HWG and has been trading on the American Stock Exchange since that date. HWG is the same symbol that was previously assigned to the Company's common shares by the New York Stock Exchange.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


9.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                 JUNE 30,
                                 -----------------        ----------------
                                 2000         1999        2000        1999
                                 ----         ----        ----        ----
Federal
   Deferred .............        $ --         $ --        $170        $ --
   Current ..............           5           20          27          25
                                 ----         ----        ----        ----
      Sub-total .........           5           20         197          25

State ...................          60           96         118         102
                                 ----         ----        ----        ----

      Total .............        $ 65         $116        $315        $127
                                 ====         ====        ====        ====

         The amount of the deferred tax asset (net of valuation allowance) was $7,051,000 at June 30, 2000. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments, energy investments and hotel properties, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

10.  SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -------------------------
                               DESCRIPTION                                           2000             1999
                               -----------                                         --------        ---------
Supplemental schedule of non cash investing and financing activities:

   Proportionate share of stockholders' equity/partners' capital transactions from equity investments
       HRP ................................................................        $    291        $     --
       Hallwood Energy ....................................................              84              --
   Conversion of energy investment to equity method from proportional consolidation method at consummation of energy consolidation
       Oil and gas properties .............................................        $     --        $ 10,809
       Current assets of HEP ..............................................              --           3,267
       Noncurrent assets of HEP ...........................................              --           1,194
       Receivables and other assets .......................................              --              64
       Long-term obligations of HEP .......................................              --          (6,872)
       Current liabilities of HEP .........................................              --          (2,160)
       Accounts payable and accrued expenses ..............................              --            (684)
                                                                                   --------        --------
                                                                                   $     --        $  5,618
                                                                                   ========        ========
Supplemental disclosures of cash payments:

   Interest paid ..........................................................        $  3,273        $  1,351
   Income taxes paid ......................................................             185              43

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


11.  COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income (loss) to net income (loss) available to common stockholders, and the number of equivalent common shares from unexercised stock options used in the calculation of net income (loss) for the basic and assumed dilution methods (in thousands):

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                                 -----------------------         -----------------------
                          DESCRIPTION                             2000            1999             2000           1999
                          -----------                            -------         -------         -------         -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
Net income (loss), as reported ..........................        $   (70)        $ 2,614         $   257         $ 3,119
Less: Preferred stock dividends .........................            (50)            (50)            (50)            (50)
                                                                 -------         -------         -------         -------
   Net income (loss) available to common stockholders ...        $  (120)        $ 2,564         $   207         $ 3,069
                                                                 =======         =======         =======         =======

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ...................................................          1,425           1,883           1,425           1,883
Assumed issuance of shares from stock options
   exercised ............................................             54              82              54              82
Assumed repurchase of shares from stock options
   proceeds .............................................            (49)            (52)            (45)            (53)
                                                                 -------         -------         -------         -------
   Assuming dilution ....................................          1,430           1,913           1,434           1,912
                                                                 =======         =======         =======         =======

         The impact of the convertible loan from shareholder was anti-dilutive for the three and six month periods ended June 30, 2000.

12.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment position for the six months ended June 30, 2000 and 1999, respectively (in thousands):


                                                  REAL                          TEXTILE                                     CONSOL
                                                 ESTATE          ENERGY         PRODUCTS        HOTELS        OTHER         -IDATED
                                                -------         -------         --------       --------      -------        -------
SIX MONTHS ENDED JUNE 30, 2000
Total revenue from external sources ....        $ 3,380         $ 1,337         $39,306        $  9,978      $    64        $54,065
                                                =======         =======         =======        ========      =======        =======
Operating income (loss) ................        $ 2,285         $ 1,337         $   800        $ (1,416)     $    --        $3,006
                                                =======         =======         =======        ========      =======
Unallocable expenses, net ..............                                                                     $(2,434)        (2,434)
                                                                                                             =======        -------
Income before income taxes .............                                                                                    $   572
                                                                                                                            =======
SIX MONTHS ENDED JUNE 30, 1999
Total revenue from external sources ....        $ 5,369         $ 2,514         $44,269        $ 12,196      $   251        $64,599
                                                =======         =======         =======        ========      =======        =======
Operating income (loss) ................        $ 3,861         $   115         $ 1,093        $   (235)     $    --        $ 4,834
                                                =======         =======         =======        ========      =======
Unallocable expenses, net ..............                                                                     $(1,588)        (1,588)
                                                                                                             =======        -------
Income before income taxes .............                                                                                    $ 3,246
                                                                                                                            =======

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

        The Company reported a net loss of $70,000 for the second quarter ended June 30, 2000, compared to net income of $2,614,000 in the 1999 period. Total revenue for the 2000 second quarter was $26,540,000, compared to $33,184,000 in the prior-year period. Net income and revenue for the six months was $257,000 and $54,065,000, compared to $3,119,000 and $64,599,000 in 1999, respectively.

        Following is an analysis of the results of operations by asset management and operating subsidiaries divisions and by the real estate, energy, textile products and hotels business segments.

    ASSET MANAGEMENT DIVISION

        The Company's asset management division consists of real estate and energy business segments.

    REAL ESTATE

        Revenue. Fee income of $1,525,000 for the quarter ended June 30, 2000 decreased by $1,818,000, or 54%, from $3,343,000 in the prior-year period. Fee income of $3,031,000 for the six months decreased by $1,576,000, or 34%, from $4,607,000 for the similar period. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP"), and various third parties. The decrease was due primarily to a $1,400,000 leasing commission earned in the second quarter of 1999 in connection with the leasing of a commercial building owned by HRP.

        The equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. For the 2000 second quarter, the Company reported income of $76,000 compared to $373,000 in the period a year ago. For the six months, income was $349,000, compared to $762,000 in 1999. The decrease resulted principally from a reduced limited partner ownership percentage (21% in 2000, compared to 25% in 1999) and reduced earnings reported by HRP.

        Expenses. Administrative expenses of $394,000 decreased by $260,000, or 40%, in the 2000 second quarter, compared to $654,000 in the prior-year quarter. For the six months the decrease was $413,000 to $759,000, from $1,172,000 in 1999. The decline was primarily attributable to the payments of commissions to third party brokers associated with fee income.

        Amortization expense of $168,000 for the second quarter, and $336,000 for the six months in both the 2000 and 1999 periods, relate to the Company's general partner investment in HRP to the extent allocated to management rights.

    ENERGY

        Revenue. Prior to the June 1999 energy consolidation discussed in Note 3, the Company and its energy subsidiaries accounted for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities recorded their proportional share of HEP's revenues and expenses. Following the energy consolidation, the Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. Accordingly, the revenue and expense items of the energy segment reflect proportionally consolidated amounts through June 8, 1999. Thereafter, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, preferred dividends and amortization of negative goodwill as a single

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    line item - equity income from investments in Hallwood Energy. Comparisons between 2000 and 1999 are generally not meaningful, due to the change in method of accounting.

        The equity income from investment in Hallwood Energy for the 2000 second quarter was $655,000, compared to an equity loss of $1,000 in the 1999 second quarter (June 9 through June 30, 1999 only). Equity income for the 2000 six month period was $1,337,000, which included $11,000 of preferred dividends. The increase was due to higher income reported by Hallwood Energy, partially offset by a decline in the Company's common stock ownership in Hallwood Energy from 18% to 15% at June 30, 2000. Hallwood Energy's income increased significantly in the 2000 second quarter and six month periods, compared to 1999, as a result of higher oil and gas prices and savings associated with the disposition of certain non-strategic properties and the completion of the energy consolidation in June 1999.

        Gas revenue for the 1999 second quarter and six month periods were $783,000 and $1,677,000, respectively. Production for the 1999 six months was 855,000 mcf, and the average gas price was $1.96 per mcf. Oil revenue for the 1999 second quarter and six month periods were $285,000 and $603,000, respectively, with production of 46,000 barrels, and the average price was $13.11 per barrel. No comparable 2000 information is available due to the energy consolidation in June 1999.

        Other income of $140,000 and $235,000 in the 1999 second quarter and six month periods, respectively, consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense.

        Expenses. For the 1999 second quarter and six month periods, depreciation, depletion and amortization expense was $338,000 and $849,000; operating expenses were $269,000 and $796,000; administrative expenses were $202,000 and $537,000; and interest expense was $96,000 and $217,000, respectively. No comparative amounts were recorded in the 2000 second quarter or six month periods due to energy consolidation in June 1999.

    OPERATING SUBSIDIARIES

        The Company's operating subsidiaries division consists of textile products and hotels business segments.

    TEXTILE PRODUCTS

        Revenue. Sales of $19,283,000 in the 2000 second quarter decreased by $3,128,000, or 14%, compared to $22,411,000 in the 1999 quarter. The comparative six month sales decreased by $4,963,000, or 11%, to $39,306,000 from $44,269,000 in the 1999 period. The decrease in distribution sales was the result of U.S. customers moving production out of the country and was partially offset by increased revenues at the dying and finishing and laminating plants.

        Expenses. Cost of sales of $16,304,000 in the 2000 second quarter decreased by $2,711,000, or 14%, from $19,015,000 in 1999. The comparative six month cost of sales decreased by $4,875,000, or 13%, compared to $38,023,000 in 1999. The decrease in cost of sales was principally the result of the decreased sales. The higher gross profit margin for the 2000 second quarter (15.4% versus 15.2%) and the six month periods (15.7% versus 14.1%) resulted from higher gross profit margins in the distribution businesses. This resulted from a sales decrease of low margin business and increased volume of lower cost imported fabric.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Administrative and selling expenses of $2,406,000 increased by $17,000, or 1%, in the 2000 second quarter from $2,389,000 for the comparable 1999 period. The six month amount of $4,776,000 increased by $88,000, or 2%, from $4,688,000 for the comparable 1999 period.

        Interest expense of $320,000 increased by $77,000, or 32%, in the 2000 second quarter from $243,000 for the comparable 1999 period, and increased by $117,000 to $582,000 from $465,000 for the six months, due to higher average borrowings and higher interest rates.

    HOTELS

        Revenue. Sales of $4,946,000 in the 2000 second quarter decreased by $795,000, or 14%, from the year-ago amount of $5,741,000. For the six months, sales of $9,978,000 decreased by $2,218,000, or 18%, compared to $12,196,000 for the 1999 period. The decreases for the second quarter and six month periods were primarily due to reduced management fees from the Enclave Suites, a resort condominium hotel which was distributed in December 1999 as part of the separation agreement with a former officer and shareholder, and lower occupancy at the Company's three GuestHouse Suites Plus hotels, as a result of substantial renovations commenced during 1999 and completed by June 2000, partially offset by increased occupancy and revenues at the Longboat Key Holiday Inn and Suites. The occupancy rates at the GuestHouse properties are improving as marketing programs are implemented following completion of the renovations. For the hotel segment, average daily rate decreased 3% and average occupancy decreased 13% in the 2000 six month period compared to 1999.

        Expenses. Operating expenses of $4,294,000 for the 2000 second quarter were down $449,000, or 9%, from $4,743,000 in 1999. For the six months, operating expenses of $8,548,000 decreased by $1,232,000, or 13%, compared to $9,780,000 in 1999. The decreases for the second quarter and six month periods were primarily attributable to reduced operating expenses related to the December 1999 disposition of the Enclave Suites and the renovations at the three GuestHouse properties.

        Depreciation and amortization expense increased by $50,000 to $739,000 for the 2000 second quarter from $689,000 in the prior-year period. For the six months, depreciation and amortization increased by $52,000, or 4%, to $1,465,000 from $1,413,000 in 1999. The increases were due to additional depreciation from capital leases less amounts attributable to the Enclave Suites.

        Interest expense increased by $43,000 to $670,000 for the 2000 second quarter from $627,000 in 1999, and increased by $143,000 for the six months to $1,381,000 from $1,238,000 in 1999, principally due to the interest expense associated with capital leases at the three GuestHouse properties. The five-year leases commenced on January 1, 2000.

    OTHER

        Revenue. Interest on short-term investments and other income increased by $50,000 to $55,000 for the 2000 second quarter from $5,000 in 1999. For the six months, the amounts increased by $54,000 to $64,000 from $10,000 in 1999. The increases were attributable to a gain in the 2000 second quarter of $50,000 on the sale of a miscellaneous investment.

        The Company received no fee income in the 2000 second quarter or six month periods, compared to $104,000 and $241,000, respectively, in 1999. The decreases were due to the termination of a consulting contract with the Company's energy affiliate following the completion of the energy consolidation in June 1999.

        Expenses. Interest expense in the amount of $769,000 for the 2000 second quarter increased by $469,000 from the prior year amount of $300,000. For the six months, interest expense increased by $952,000 to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    $1,547,000 from $595,000 in 1999. The increases were primarily due to refinancing the 7% Debentures in December 1999 from proceeds of a new $18.0 million senior secured term loan with a fixed interest rate of 10.25% and an effective interest rate of 12.75%, and interest costs on contingent payments associated with the December 1999 Separation Agreement.

        Administrative expenses of $481,000 for the 2000 second quarter decreased by $240,000, from the prior-year amount of $721,000. For the six months, the decrease was $293,000 to $951,000 in 2000 from $1,244,000 in
    1999. The declines are primarily attributable to lower consulting and other professional fees, partially offset by the elimination of certain overhead reimbursements from the Company's energy affiliate following the completion of the energy consolidation.

        Income taxes. Income taxes were $65,000 for the 2000 second quarter, compared to $116,000 in the 1999 quarter. The 2000 second quarter included a $5,000 federal current charge and $60,000 for state taxes. The 1999 quarter included a $20,000 federal current charge and $96,000 for state taxes. Income taxes were $315,000 for the 2000 six month period, compared to $127,000 in 1999. The 2000 six month period included a federal deferred tax charge of $170,000, a federal current charge of $27,000, and state taxes of $118,000. The 1999 six month period included a $25,000 federal current charge and $102,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

        As of June 30, 2000, the Company had approximately $99,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $20,738,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company's unrestricted cash and cash equivalents at June 30, 2000 totaled $1,013,000.

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

        Brookwood maintains a revolving line of credit facility, which is collateralized by accounts receivable, certain inventory and equipment. At June 30, 2000, Brookwood had $1,884,000 of unused borrowing capacity on its revolving line of credit. In the year ended December 31, 1999, the Company received a cash dividend of $400,000 from Brookwood and tax sharing payments of $350,000. In 2000, the Company received a $400,000 cash dividend and tax sharing payments of $200,000. Cash dividends are contingent upon Brookwood's compliance with the covenants contained in its loan agreement

        In February 2000, Brookwood acquired the assets of a company in a related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. The seller retained a 10% interest in the acquired entity and a 10% interest was acquired by members of Brookwood's management.

        Although major capital expenditures are periodically required under franchise agreements, cash flow from hotel operations have typically contributed to the Company's working capital. Sales of hotels are also a source of liquidity; however, a sale may be impacted by the ability of prospective purchasers to obtain equity capital or suitable financing. The Company completed a renovation of the Holiday Inn and Suites hotel in April 1998, partly financed by the owner in the form of higher lease payments. During the second quarter of 2000 the Company completed the renovations of all GuestHouse Suites Plus hotels at a cost of approximately $3,000,000, funded by capital leases and capital reserves.

        At June 30, 2000, the Company and its Brookwood subsidiary were not in compliance with coverage ratio covenants contained in their respective loan agreements. Management has contacted the lenders regarding the technical violations and believes that waivers will be obtained.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes to the Company's market risks during the six months ended June 30, 2000.

        The Company does not directly have any derivative financial instruments in place as of June 30, 2000, nor does it have foreign operations. Also, the Company does not enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in Hallwood Energy has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, Hallwood Energy's deliverable volumes. Hallwood Energy attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

        The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating debt. Management does not consider the portion attributable to the Company to be significant on any derivative instrument held by HRP.

        The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of June 30, 2000, the Company's total outstanding loans and debentures payable of $68,922,000 were comprised of $54,912,000 of fixed rate debt and $14,010,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $1,378,000, assuming that outstanding debt remained at current levels.

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

     2   Changes in Securities                                                                              None

     3   Defaults upon Senior Securities                                                                    None

     4   Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 19, 2000, stockholders voted on one proposal:

         (i) To elect one director to hold office for three years and until a successor is elected and qualified:

                Nominee Director             Votes For                Against
                ----------------             ---------                -------
               Anthony J. Gumbiner           1,334,329                52,395

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



                                          THE HALLWOOD GROUP INCORPORATED



Dated: August 11, 2000                    By:         /s/ Melvin J. Melle
                                              ---------------------------------
                                               Melvin J. Melle, Vice President
                                                 (Duly Authorized Officer and
                                                    Principal Financial and
                                                       Accounting Officer)

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                 DESCRIPTION
    -------                -----------
     27                    Financial Data Schedule