Form 10-Q
period 2000-09-30
HALLWOOD GROUP INC
filed 2000-11-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO
                                      -----------------    -----------------

FOR THE PERIOD ENDED SEPTEMBER 30, 2000          COMMISSION FILE NUMBER:  1-8303


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 2000.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

 ITEM NO.                            PART I - FINANCIAL INFORMATION                    PAGE
 --------                            ------------------------------                    ----
     1      Financial Statements:

               Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                  and December 31, 1999................................................  3

               Consolidated Statements of Operations for the
                  Nine Months Ended September 30, 2000 and 1999 (Unaudited)............  5

               Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2000 and 1999 (Unaudited)...........  7

               Consolidated Statement of Changes in Stockholders' Equity for the
                  Nine Months Ended September 30, 2000 (Unaudited).....................  9

               Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999 (Unaudited)............ 10

               Notes to Consolidated Financial Statements (Unaudited).................. 11

     2      Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................... 21

     3      Quantitative and Qualitative Disclosures about Market Risk................. 26


                           PART II - OTHER INFORMATION
                           ---------------------------

 1 thru 6   Exhibits, Reports on Form 8-K and Signature Page........................... 27

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          2000           1999
                                                      -------------  ------------
                                                       (UNAUDITED)
ASSET MANAGEMENT
    REAL ESTATE
       Investments in HRP ........................      $  7,904      $  8,232
       Receivables and other assets
          Related parties ........................           259         1,698
          Other ..................................           141           229
                                                        --------      --------
                                                           8,304        10,159
    ENERGY
       Investment in Hallwood Energy .............         7,070         4,927
                                                        --------      --------

          Total asset management assets ..........        15,374        15,086

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Inventories ...............................        17,317        18,782
       Receivables ...............................        12,324        12,630
       Property, plant and equipment, net ........         9,788         8,997
       Other .....................................         2,114           867
                                                        --------      --------
                                                          41,543        41,276
    HOTELS
       Properties, net ...........................        30,209        31,509
       Receivables and other assets ..............         1,887         2,026
                                                        --------      --------
                                                          32,096        33,535
                                                        --------      --------

          Total operating subsidiaries assets ....        73,639        74,811

OTHER
       Deferred tax asset, net ...................         7,051         7,221
       Restricted cash ...........................         1,673         1,883
       Other .....................................         1,610         1,791
       Cash and cash equivalents .................         1,344           926
                                                        --------      --------

          Total other assets .....................        11,678        11,821
                                                        --------      --------

          TOTAL ..................................      $100,691      $101,718
                                                        ========      ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2000              1999
                                                                                  -------------     ------------
                                                                                   (UNAUDITED)
ASSET MANAGEMENT
    REAL ESTATE
       Accounts payable and accrued expenses .................................      $     481       $     707

    ENERGY
       Accounts payable and accrued expenses .................................             --             465
                                                                                    ---------       ---------

          Total asset management liabilities .................................            481           1,172

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Loans payable .........................................................         11,678          11,545
       Accounts payable and accrued expenses .................................          8,707           8,506
                                                                                    ---------       ---------
                                                                                       20,385          20,051
    HOTELS
       Loans payable .........................................................         31,263          31,918
       Accounts payable and accrued expenses .................................          2,602           2,021
                                                                                    ---------       ---------
                                                                                       33,865          33,939
                                                                                    ---------       ---------

          Total operating subsidiaries liabilities ...........................         54,250          53,990

OTHER
       Senior Secured Term Loan ..............................................         15,849          18,000
       10% Collateralized Subordinated Debentures ............................          6,736           6,768
       Interest and other accrued expenses ...................................          3,569           3,730
       Convertible loans from stockholder ....................................          2,500              --
                                                                                    ---------       ---------
          Total other liabilities ............................................         28,654          28,498
                                                                                    ---------       ---------

          TOTAL LIABILITIES ..................................................         83,385          83,660

REDEEMABLE PREFERRED STOCK
       Series B, 250,000 shares issued and outstanding at both dates .........          1,000           1,000

STOCKHOLDERS' EQUITY
       Preferred stock, 250,000 shares issued and outstanding as Series B ....             --              --
       Common stock, issued 2,396,149 shares at both dates;
          outstanding 1,424,789 shares at both dates .........................            240             240
       Additional paid-in capital ............................................         54,417          54,743
       Accumulated deficit ...................................................        (23,433)        (23,007)
       Treasury stock, 971,360 shares at both dates; at cost .................        (14,918)        (14,918)
                                                                                    ---------       ---------

          TOTAL STOCKHOLDERS' EQUITY .........................................         16,306          17,058
                                                                                    ---------       ---------

          TOTAL ..............................................................      $ 100,691       $ 101,718
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 -------------------
                                                                  2000         1999
                                                                 -------     -------
ASSET MANAGEMENT
    REAL ESTATE
       Fees
          Related parties ..................................     $ 4,079     $ 5,884
          Other ............................................         382         867
       Equity income from investments in HRP ...............         516       1,001
                                                                 -------     -------
                                                                   4,977       7,752

       Administrative expenses .............................       1,215       1,724
       Depreciation and amortization .......................         504         504
                                                                 -------     -------
                                                                   1,719       2,228
                                                                 -------     -------
          Income from real estate operations ...............       3,258       5,524

    ENERGY
       Equity income from investment in Hallwood Energy ....       2,493         190
       Gas revenues ........................................          --       1,677
       Oil revenues ........................................          --         603
       Other income ........................................          --         235
                                                                 -------     -------
                                                                   2,493       2,705

       Depreciation, depletion and amortization ............          --         849
       Operating expenses ..................................          --         796
       Administrative expenses .............................          --         537
       Interest expense ....................................          --         249
                                                                 -------     -------
                                                                      --       2,431
                                                                 -------     -------
          Income from energy operations ....................       2,493         274
                                                                 -------     -------

          Income from asset management operations ..........       5,751       5,798

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ...............................................      55,732      63,172

       Cost of sales .......................................      47,352      54,028
       Administrative, selling and other expenses ..........       7,196       6,987
       Interest expense ....................................         869         690
                                                                 -------     -------
                                                                  55,417      61,705
                                                                 -------     -------

          Income from textile products operations ..........         315       1,467


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ----------------------
OPERATING SUBSIDIARIES (CONTINUED)                                    2000          1999
                                                                    --------      --------
    HOTELS
       Sales ..................................................     $ 14,338      $ 17,295

       Operating expenses .....................................       12,604        14,745
       Depreciation and amortization ..........................        2,198         2,105
       Interest expense .......................................        2,055         1,869
                                                                    --------      --------
                                                                      16,857        18,719
                                                                    --------      --------

          Loss from hotel operations ..........................       (2,519)       (1,424)
                                                                    --------      --------

          Income (loss) from operating subsidiaries ...........       (2,204)           43

    OTHER
       Interest on short-term investments and other income ....           77            94
       Fee income from related parties ........................           --           241
                                                                    --------      --------
                                                                          77           335

       Interest expense .......................................        2,327           893
       Administrative expenses ................................        1,340         1,813
                                                                    --------      --------
                                                                       3,667         2,706
                                                                    --------      --------

          Other loss, net .....................................       (3,590)       (2,371)
                                                                    --------      --------

       Income (loss) before income taxes ......................          (43)        3,470
       Income taxes ...........................................          333           220
                                                                    --------      --------

NET INCOME (LOSS) .............................................         (376)        3,250

       Preferred stock dividends ..............................           50            50
                                                                    --------      --------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ............     $   (426)     $  3,200
                                                                    ========      ========
PER COMMON SHARE
    Basic
       Net income (loss) ......................................     $  (0.30)     $   1.70
                                                                    ========      ========

    Assuming Dilution
       Net income (loss) ......................................     $  (0.30)     $   1.67
                                                                    ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .....................................................        1,425         1,883
                                                                    ========      ========

    Assuming Dilution .........................................        1,425         1,911
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
ASSET MANAGEMENT
    REAL ESTATE
       Fees
          Related parties ...................................     $  1,220      $  1,811
          Other .............................................          210           333
       Equity income from investments in HRP ................          167           239
                                                                  --------      --------
                                                                     1,597         2,383

       Administrative expenses ..............................          456           552
       Depreciation and amortization ........................          168           168
                                                                  --------      --------
                                                                       624           720
                                                                  --------      --------
          Income from real estate operations ................          973         1,663

    ENERGY
       Equity income from investment in Hallwood Energy .....        1,156           191

       Interest expense .....................................           --            32
                                                                  --------      --------
          Income from energy operations .....................        1,156           159
                                                                  --------      --------

          Income from asset management operations ...........        2,129         1,822

OPERATING SUBSIDIARIES
    TEXTILE PRODUCTS
       Sales ................................................       16,426        18,903

       Cost of sales ........................................       14,204        16,005
       Administrative, selling and other expenses ...........        2,420         2,299
       Interest expense .....................................          287           225
                                                                  --------      --------
                                                                    16,911        18,529
                                                                  --------      --------
          Income (loss) from textile products operations ....         (485)          374

    HOTELS
       Sales ................................................        4,360         5,099

       Operating expenses ...................................        4,056         4,965
       Depreciation and amortization ........................          733           692
       Interest expense .....................................          674           631
                                                                  --------      --------
                                                                     5,463         6,288
                                                                  --------      --------
          Loss from hotel operations ........................       (1,103)       (1,189)
                                                                  --------      --------

          Loss from operating subsidiaries ..................       (1,588)         (815)


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    -------      -------
    OTHER
       Interest on short-term investments and other income ....     $    13      $    84

       Interest expense .......................................         780          298
       Administrative expenses ................................         389          569
                                                                    -------      -------
                                                                      1,169          867
                                                                    -------      -------

          Other loss, net .....................................      (1,156)        (783)
                                                                    -------      -------

       Income (loss) before income taxes ......................        (615)         224
       Income taxes ...........................................          18           93
                                                                    -------      -------

NET INCOME (LOSS) .............................................     $  (633)     $   131
                                                                    =======      =======

PER COMMON SHARE
    Basic
       Net income (loss) ......................................     $ (0.44)     $  0.07
                                                                    =======      =======
    Assuming Dilution
       Net income (loss) ......................................     $ (0.44)     $  0.07
                                                                    =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .....................................................       1,425        1,883
                                                                    =======      =======

    Assuming Dilution .........................................       1,425        1,913
                                                                    =======      =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  COMMON STOCK       ADDITIONAL                    TREASURY STOCK       TOTAL
                                               ------------------     PAID-IN      ACCUMULATED    ----------------   STOCKHOLDERS'
                                               SHARES   PAR VALUE     CAPITAL        DEFICIT      SHARES    COST       EQUITY
                                               ------   ---------    ----------    -----------    ------  --------   -------------
BALANCE, JANUARY 1, 2000....................    2,396      $240       $54,743       $(23,007)       971   $(14,918)    $17,058
    Net loss................................                                            (376)                             (376)
    Preferred stock dividends...............                                             (50)                              (50)
    Proportionate share of stockholders'
       equity transactions from equity
       investments..........................                             (326)                                            (326)
                                                -----      ----       -------       --------        ---   --------     -------
BALANCE, SEPTEMBER 30, 2000.................    2,396      $240       $54,417       $(23,433)       971   $(14,918)    $16,306
                                                =====      ====       =======       ========        ===   ========     =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                --------------------
                                                                                 2000         1999
                                                                                -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .....................................................     $  (376)     $ 3,250
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation, depletion and amortization ...........................       3,658        4,362
       Equity in net income of Hallwood Energy ............................      (2,493)        (190)
       Equity in net income of HRP ........................................        (516)      (1,001)
       Decrease in deferred tax asset .....................................         170           --
       Amortization of deferred gain from debenture exchanges .............         (32)        (327)
       Preferred dividends from Hallwood Energy ...........................          11           11
       Undistributed income from HEP ......................................          --         (484)
       Distributions from HEP .............................................          --          545
       Net change in textile products assets and liabilities ..............       1,808       (2,443)
       Net change in other assets and liabilities .........................       2,066       (1,095)
       Net change in energy assets and liabilities ........................          --         (481)
                                                                                -------      -------

          Net cash provided by operating activities .......................       4,296        2,147

CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for textile products business acquisition ....................      (1,479)          --
    Investments in textile products property and equipment ................      (1,351)      (1,139)
    Capital expenditures for hotels .......................................        (873)        (826)
    Purchase of minority shares in HEC ....................................        (465)          --
    Proceeds from sale of Hallwood Energy preferred stock .................         303           --
    Net change in restricted cash for investing activities ................         210         (310)
    Investment in HEP by general partner ..................................          --          (50)
    Investments in energy property and equipment ..........................          --           (8)
                                                                                -------      -------

          Net cash used in investing activities ...........................      (3,655)      (2,333)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable .......................       4,500        1,500
    Repayment of bank borrowings and loans payable ........................      (4,673)      (1,579)
    Payment of preferred stock dividends ..................................         (50)         (50)
                                                                                -------      -------

          Net cash used in financing activities ...........................        (223)        (129)
                                                                                -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................         418         (315)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................         926          769
                                                                                -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $ 1,344      $   454
                                                                                =======      =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

          The Company has evaluated Staff Accounting Bulletin No. 101 " Revenue Recognition in Financial Statements" and does not believe its adoption will have a significant impact on its consolidated financial statements.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                 AS OF SEPTEMBER 30, 2000              AMOUNT AT             INCOME FROM INVESTMENTS
                                 ------------------------          WHICH CARRIED AT         FOR THE NINE MONTHS ENDED
                                               COST OR        ---------------------------         SEPTEMBER 30,
                                   NUMBER OF   ASCRIBED       SEPTEMBER 30,  DECEMBER 31,   -------------------------
DESCRIPTION OF INVESTMENT            UNITS      VALUE             2000           1999         2000             1999
-------------------------          ---------   --------       -------------  ------------   ---------        --------
HALLWOOD REALTY PARTNERS, L.P.
- General partner interest.....           --    $ 8,650          $2,725         $3,243         $ 35            $   43
- Limited partner interest.....      330,432      4,302           5,179          4,989          481               958
                                                -------          ------         ------         ----            ------
    Totals.....................                 $12,952          $7,904         $8,232         $516            $1,001
                                                =======          ======         ======         ====            ======


         At September 30, 2000, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income, the Company also records amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment, on the straight-line basis over 19 years. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, and its pro-rata share of HRP's capital transactions with corresponding adjustments to additional paid-in capital The cumulative amount of such non-cash adjustments from the original date of investment through September 30, 2000, resulted in a $1,474,000 decrease in the carrying value of the HRP investment.

         The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the nine months ended September 30, 2000 and 1999 such amortization was $504,000 in each period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

         The Company has pledged 300,397 HRP limited partner units to collateralize the Senior Secured Term Loan and 30,035 units to secure hotel capital leases.

         The quoted market price and the Company's carrying value per limited partner unit (AMEX symbol HRY) at September 30, 2000 were $42.50 and $15.67, respectively. The general partner interest is not publicly traded.

3.   INVESTMENTS IN ENERGY AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                 AS OF SEPTEMBER 30, 2000              AMOUNT AT             INCOME FROM INVESTMENTS
                                 ------------------------          WHICH CARRIED AT         FOR THE NINE MONTHS ENDED
                                               COST OR        ---------------------------         SEPTEMBER 30,
                                   NUMBER OF   ASCRIBED       SEPTEMBER 30,  DECEMBER 31,   -------------------------
DESCRIPTION OF INVESTMENT            UNITS      VALUE             2000           1999         2000             1999
-------------------------          ---------   --------       -------------  ------------   ---------        --------
HALLWOOD ENERGY CORPORATION

- Common stock.................    1,440,000     $4,318          $7,070         $4,624        $2,482            $179
- Preferred stock..............                      --              --            303            11              11
                                                 ------          ------         ------        ------            ----

    Totals.....................                  $4,318          $7,070         $4,927        $2,493            $190
                                                 ======          ======         ======        ======            ====

        At September 30, 2000, the Company owned a 15% common stock interest in Hallwood Energy Corporation ("Hallwood Energy"). The Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also records its preferred dividends (prior to the sale of its preferred stock), and amortization of the amount that the Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment, at a rate which approximates the depletion rate of Hallwood Energy's reserves and its pro-rata share of any capital transactions. The cumulative effect of such adjustments from the original date of investment through September 30, 2000, resulted in a $36,000 decrease in the carrying value of the investment.

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

        The quoted market price and the Company's carrying value per common share (NASDAQ symbol HECO) at September 30, 2000 were $9.94 and $4.91, respectively

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4.   INVENTORIES

        Inventories for the textile products business segment consist of the following (in thousands):

                                   SEPTEMBER 30,   DECEMBER 31,
                                       2000           1999
                                     --------       --------
Raw materials ..................     $  4,275       $  6,044
Work in progress ...............        3,426          3,391
Finished goods .................        9,985          9,775
                                     --------       --------
                                       17,686         19,210
Less:  obsolescence reserve ....         (369)          (428)
                                     --------       --------

      Total ....................     $ 17,317       $ 18,782
                                     ========       ========

5.   LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):


                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      2000          1999
                                                                  -------------  ------------
Textile Products
  Revolving credit facility, prime + .25% or
      Libor + 2.50%, due December 2002 .........................     $ 9,678       $11,545
  Acquisition credit facility, prime + .50% or
      Libor + 2.75%, due December 2002 .........................       1,000            --
  Equipment credit facility, prime + .25% or
      Libor  + 2.75%, due December 2002 ........................       1,000            --
                                                                     -------       -------
                                                                      11,678        11,545
Hotels
  Term loan, 7.50% fixed, due October 2008 .....................      16,807        16,968
  Term loan, 7.86% fixed, due January 2008 .....................       6,504         6,577
  Term loan, 8.20% fixed, due November 2007 ....................       5,093         5,142
  Capital leases, 12.18% fixed, due December 2004 ..............       1,819         2,085
  Term loan, Libor + 7.5%, due October 2005 ....................       1,040         1,146
                                                                     -------       -------
                                                                      31,263        31,918
Other
  Senior Secured Term Loan, 10.25% fixed, due December 2004 ....      15,849        18,000
  Convertible loans from stockholder, 10% fixed,
      due March 2005 and September 2005 ........................       2,500            --
                                                                     -------       -------
                                                                      18,349        18,000
                                                                     -------       -------

      Total ....................................................     $61,290       $61,463
                                                                     =======       =======

         Further information regarding loans payable is provided below:

     Textile Products

         Revolving credit facility. In December 1999 the former credit agreement was replaced by a new revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base as defined in the agreement. As of September 30, 2000, Brookwood had an additional $3,063,000 of borrowing base availability. Borrowings are collateralized by

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

     accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The revolving credit facility bears interest at Brookwood's option of one-quarter percent over prime (9.75% at September 30, 2000) or Libor plus 2.50%. The revolving credit agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

     At June 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained a waiver of the violation. The waiver provides for an increase of 0.50% in interest rates on the revolving credit facility and the acquisition credit facility, effective October 23, 2000, restrictions on payments to the parent company and certain other restrictive provisions. At September 30, 2000, Brookwood was not in compliance with the same coverage ratio covenant, but expects to obtain a waiver in due course. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement.

         Acquisition credit facility. The Key Credit Agreement provides for a $2,000,000 acquisition credit line. Brookwood borrowed $1,000,000 under this line during the nine months ended September 30, 2000. This facility bears interest at one-half percent over the prime rate (10.00% at September 30, 2000).

         Equipment credit facility. The Key Credit Agreement provides for a $2,000,000 equipment credit line. Brookwood borrowed $1,000,000 under this line during the nine months ended September 30, 2000. The facility bears interest at Libor plus 2.75% (9.37% at September 30,
     2000.)

         The outstanding balance of the combined Key Bank credit facilities at September 30, 2000 was $11,678,000.

     Hotels

         Term loans. In September 1998, the Company's Hallwood Hotels - OKC, Inc. subsidiary entered into a mortgage loan for $17,250,000, collateralized by the Embassy Suites hotel located in Oklahoma City, Oklahoma. Significant terms include: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 2000 was $16,807,000.

         Concurrently, the Company's Hallwood Hotels - OKC-Mezz, Inc. subsidiary entered into a mezzanine loan for $1,300,000 related to the purchase of the Embassy Suites hotel. Significant terms include: (i) interest rate of Libor plus 7.5% (14.12% at September 30, 2000), subject to an interest rate agreement which caps the interest rate at 15%; (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon thirty-day notice to lender. The outstanding balance at September 30, 2000 was $1,040,000.

         Term loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a $6,750,000 mortgage loan, collateralized by the GuestHouse Suites Plus hotel located in Greenville, South Carolina. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473, based upon 25-year amortization schedule, with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 2000 was $6,504,000.

         Term loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse Suites Plus hotel in Tulsa, Oklahoma. Significant terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at September 30, 2000 was $5,093,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

         Capital leases. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for the three GuestHouse Suites Plus properties. The lease terms commenced January 2000 and expire in December 2004. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding balance at September 30, 2000 was $1,819,000.

         Other. The Company's three GuestHouse Suites Plus hotels have been experiencing cash flow difficulties, due to weaker occupancy and average daily rates following recent renovations. Management has directed its efforts to increasing the cash flows through improved marketing programs and stringent cost reductions. Additionally, the Company has contacted the two lenders and landlord to discuss each hotel's cash flow position. The October and November 2000 mortgage payments on the Greenville and Tulsa hotels and the lease rent payment on the Huntsville hotel have not been made, and discussions continue with the parties regarding loan or lease modifications. Payments on the three capital leases are current.

     Other

         Senior secured term loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the "Senior Secured Term Loan"). Proceeds were used to repay the 7% Debentures, the energy term loan and provide working capital. The Senior Secured Term Loan bears interest at a fixed rate of 10.25%, matures in December 2004, is fully amortizing and requires a monthly payment of $385,000. Collateral is comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contains various financial and non-financial covenants, including the maintenance of certain financial ratios, and restrictions on certain new indebtedness and the payment of dividends. The outstanding balance at September 30, 2000 was $15,849,000.

         At June 30, 2000, the Company was not in compliance with a coverage ratio covenant contained in the Senior Secured Term Loan. Management obtained a waiver as part of a formal loan amendment, which incorporates certain modifications to the covenant calculation. The Company was in compliance with all loan covenants at September 30, 2000.

         Convertible loans from stockholder. In March 2000 and September 2000, the Company entered into loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, in the amount of $1,500,000 and $1,000,000, respectively. Significant terms include: (i) term of five years; (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured; and (v) convertible into common stock of the Company at $10.13 per share (March loan) and $6.47 per share (September loan), which were 115% of the market price on the date each loan was approved by the Company's independent board members.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         The 10% Debentures are listed on The New York Stock Exchange. For accounting purposes, a pro-rata portion of the unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and is being amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

          The 10% Debentures are secured by junior liens on the capital stock of the Brookwood, Hallwood Hotels, Inc. and Brock Suite Hotels, Inc. subsidiaries.

          Balance sheet amounts for the 10% Debentures are detailed below (in thousands):

                                            SEPTEMBER 30,   DECEMBER 31,
                DESCRIPTION                      2000           1999
                -----------                 -------------   ------------
10% Debentures (face amount) ..............     $6,468         $6,468
Unamortized gain from exchange, net of
   accumulated amortization ...............        268            300
                                                ------         ------

      Totals ..............................     $6,736         $6,768
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

8.   INCOME TAXES

         The following is a summary of the income tax expense (in thousands):


                       THREE MONTHS ENDED    NINE MONTHS ENDED
                          SEPTEMBER 30,        SEPTEMBER 30,
                       ------------------    -----------------
                        2000        1999      2000       1999
                       ------      ------    ------     ------
Federal
   Deferred ........     $ --       $ --      $170       $ --
   Current .........       11          3        38         28
                         ----       ----      ----       ----
      Sub-total ....       11          3       208         28

State ..............        7         90       125        192
                         ----       ----      ----       ----

      Total ........     $ 18       $ 93      $333       $220
                         ====       ====      ====       ====

         The amount of the deferred tax asset (net of valuation allowance) was $7,051,000 at September 30, 2000. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain assets that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

9.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               -----------------
                          DESCRIPTION                                           2000       1999
                          -----------                                          --------  --------
Supplemental schedule of non cash investing and financing activities:

   Proportionate share of stockholders' equity/partners' capital transactions from equity investments
       HRP ...............................................................     $    291        --
       Hallwood Energy ...................................................           35        --
   Conversion of energy investment to equity method from proportional consolidation method at consummation of energy consolidation
       Oil and gas properties ............................................           --  $ 10,809
       Current assets of HEP .............................................           --     3,267
       Noncurrent assets of HEP ..........................................           --     1,194
       Receivables and other assets ......................................           --        64
       Long-term obligations of HEP ......................................           --    (6,872)
       Current liabilities of HEP ........................................           --    (2,160)
       Accounts payable and accrued expenses .............................           --      (602)
                                                                               --------  --------
                                                                                     --  $  5,700
                                                                               ========  ========
Supplemental disclosures of cash payments:

   Interest paid .........................................................     $  4,571  $  3,926
   Income taxes paid .....................................................          321       838


10.  COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's net income (loss) to net income (loss) available to common stockholders, and the number of equivalent common shares from unexercised stock options used in the calculation of net income (loss) for the basic and assumed dilution methods (in thousands):

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                            --------------------      --------------------
                      DESCRIPTION                             2000        1999          2000        1999
                      -----------                           -------      -------      -------      -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
Net income (loss), as reported ........................     $  (633)     $   131      $  (376)     $ 3,250
Preferred stock dividends .............................          --           --          (50)         (50)
                                                            -------      -------      -------      -------
Net income (loss) available to common stockholders ....     $  (633)     $   131      $  (426)     $ 3,200
                                                            =======      =======      =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic .................................................       1,425        1,883        1,425        1,883
Assumed issuance of shares from stock options
   exercised ..........................................          --           82           54           82
Assumed repurchase of shares from stock options
   proceeds ...........................................          --          (52)         (50)         (54)
Anti-dilutive stock options ...........................          --           --           (4)          --
                                                            -------      -------      -------      -------
Assuming dilution .....................................       1,425        1,913        1,425        1,911
                                                            =======      =======      =======      =======

         The impact of the convertible loans from shareholder were anti-dilutive for the three and nine month periods ended September 30, 2000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

11.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Notes 9 and 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 1999.

         Beginning in 1997, the Company and its HRP affiliate have been involved in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit sought access to certain books and records of HRP and was subsequently settled. The second action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgement dismissing all claims brought against them. The action will now proceed to trial, which is currently scheduled for January 2001. Management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

          In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. In March 2000, all defendants filed motions to dismiss for failure to state a claim and failure to plead fraud with sufficient particularity. In May 2000, these motions were denied in their entirety, allowing the case to proceed. Defendant Private Management Group, Inc. also filed a motion to dismiss for lack of proper jurisdiction, or in the alternative, to transfer. This motion was denied in July 2000. In October 2000, HRP filed a motion for leave to file an amended complaint (a) to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc., as discovery has revealed that each of the proposed additional defendants is an actual or beneficial owner of HRP units, (b) to remove EFO Realty, Inc. as a defendant, and (c) to make certain minor corrections and clarifications to HRP's original allegations, all consistent with discovery to date. No party opposed the motion. Discovery has been proceeding and is set to be completed by December 2000.

         In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The litigation is in the discovery phase and a trial date has not yet been scheduled.

         In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The contingent obligation, in the amount of $3,129,000 at September 30, 2000 is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $307,000 for the nine months ended September 30, 2000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

         In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000 based on specified levels of earnings over the next four years.

12.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment position for the nine months ended September 30, 2000 and 1999, respectively (in thousands):

                                                REAL                    TEXTILE                              CONSOL-
                                               ESTATE       ENERGY      PRODUCTS     HOTELS       OTHER      IDATED
                                              -------       ------      --------     ------      -------     --------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Total revenue from external sources ......    $  4,977     $  2,493     $ 55,732    $ 14,338     $     77    $ 77,617
                                              ========     ========     ========    ========     ========    ========

Operating income (loss) ..................    $  3,258     $  2,493     $    315    $ (2,519)          --    $  3,547
                                              ========     ========     ========    ========     ========
Unallocable expenses, net ................                                                       $ (3,590)     (3,590)
                                                                                                 ========    --------
Loss before income taxes .................                                                                   $    (43)
                                                                                                             ========

NINE MONTHS ENDED SEPTEMBER 30, 1999
Total revenue from external sources ......    $  7,752     $  2,705     $ 63,172    $ 17,295     $    335    $ 91,259
                                              ========     ========     ========    ========     ========    ========

Operating income (loss) ..................    $  5,524     $    274     $  1,467    $ (1,424)          --    $  5,841
                                              ========     ========     ========    ========     ========
Unallocable expenses, net ................                                                       $ (2,371)     (2,371)
                                                                                                 ========    --------
Income before income taxes ...............                                                                   $  3,470
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

13.  LISTING OF COMMON SHARES ON AMERICAN STOCK EXCHANGE

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The Company reported a net loss of $633,000 for the third quarter ended September 30, 2000, compared to net income of $131,000 in the 1999 period. Total revenue for the quarter was $23,552,000, compared to $26,660,000 in the prior-year period. For the nine month period, the Company reported a net loss of $376,000, compared to net income of $3,250,000 in the 1999 period. Total revenue was $77,617,000, compared to $91,259,000 in the prior-year period.

         Following is an analysis of the results of operations by asset management and operating subsidiaries divisions and by the real estate, energy, textile products and hotels business segments.

     ASSET MANAGEMENT DIVISION

          The Company's asset management division consists of real estate and energy business segments.

     REAL ESTATE

         Revenue. Fee income of $1,430,000 for the quarter ended September 30, 2000 decreased by $714,000, or 33%, from $2,144,000 in the prior-year period. Fee income of $4,461,000 for the nine months decreased by $2,290,000, or 34%, from $6,751,000 for the prior-year period. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP"), and various third parties. The decreases for the third quarter and nine month periods were due primarily to leasing commissions and other fees earned in 1999 from the development and leasing of a commercial building owned by HRP.

         The equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. For the 2000 third quarter, the Company reported income of $167,000, compared to $239,000 in the period a year ago. For the nine months, income was $516,000, compared to $1,001,000 in 1999. The decrease resulted principally from a reduced limited partner ownership percentage (21% in 2000, compared to 25% in 1999) and reduced earnings reported by HRP.

          Expenses. Administrative expenses of $456,000 decreased by $96,000, or 17%, in the 2000 third quarter, compared to $552,000 in the prior-year quarter. For the nine months, the decrease was $509,000 to $1,215,000, from $1,724,000 in 1999. The declines were primarily attributable to the payments of commissions to third-party brokers in 1999 associated with leasing commission income.

         Amortization expense of $168,000 for the third quarter and $504,000 for the nine months, in both the 2000 and 1999 periods, relate to the Company's general partner investment in HRP to the extent allocated to management rights.

     ENERGY

         Revenue. Prior to the June 1999 energy consolidation discussed in Note 3, the Company and its energy subsidiaries accounted for their ownership of HEP using the proportionate consolidation method of accounting, whereby the entities recorded their proportional share of HEP's revenues and expenses. Following the energy consolidation, the Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. Accordingly, the revenue and expense items of the energy segment reflect proportionally consolidated amounts through June 8, 1999. Thereafter, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, preferred dividends and amortization of negative goodwill as a single line item - Equity income from investment in Hallwood Energy. Comparisons between 2000 and 1999 are generally not meaningful, due to the change in method of accounting.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The equity income from investment in Hallwood Energy for the 2000 third quarter was $1,156,000, compared to $191,000 in the 1999 third quarter. Equity income for the 2000 nine month period was $2,493,000, compared to $190,000 in the 1999 period. The increase was due to higher income reported by Hallwood Energy, partially offset by a decline in the Company's common stock ownership in Hallwood Energy from 18% at September 30, 1999 to 15% at September 30, 2000. Hallwood Energy's income increased significantly in the 2000 third quarter and nine month periods, compared to 1999, as a result of higher oil and gas prices and savings associated with the disposition of certain non-strategic properties and the completion of the energy consolidation in June 1999.

         Gas revenue for the 1999 nine month period was $1,677,000. Production for the 1999 period was 855,000 mcf, and the average gas price was $1.96 per mcf. Oil revenue for the 1999 nine month period was $603,000, with production of 46,000 barrels, and the average price was $13.11 per barrel. No comparable 2000 information is recorded due to the completion of the energy consolidation in June 1999.

         Other income of $235,000 in the 1999 nine month period, consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income from two gathering systems in New Mexico, pipeline revenue, equity in income of affiliates and miscellaneous income or expense.

         Expenses. For the 1999 nine month period, depreciation, depletion and amortization expense was $849,000; operating expenses were $796,000; administrative expenses were $537,000; and interest expense was $249,000. No comparative amounts were recorded in the 2000 third quarter or nine month periods, due to the completion of the energy consolidation in June 1999 and subsequent utilization of equity accounting.

     OPERATING SUBSIDIARIES

          The Company's operating subsidiaries division consists of textile products and hotels business segments.

     TEXTILE PRODUCTS

         Revenue. Sales of $16,426,000 in the 2000 third quarter decreased by $2,477,000, or 13%, compared to $18,903,000 in the 1999 quarter. The nine month sales of $55,732,000 decreased by $7,440,000, or 12%, compared to $63,172,000 in the 1999 period. The decrease in distribution sales was the result of U.S. customers moving production out of the country and was partially offset by increased revenues at the dying and finishing and laminating plants and revenues from new projects to diversify the Company's product base.

         Expenses. Cost of sales of $14,204,000 in the 2000 third quarter decreased by $1,801,000, or 11%, from $16,005,000 in 1999. The nine month cost of sales of $47,352,000 decreased by $6,676,000, or 12%, compared to $54,028,000 in 1999. The decrease in cost of sales was principally the result of the decreased sales. The lower gross profit margin for the 2000 third quarter (13.5% versus 15.3%) was due to increased costs for energy and employee health benefits at the dying and finishing plant. The increased margin for the nine month periods (15.0% versus 14.5%) resulted from higher gross profit margins in the distribution businesses. This increased margin resulted from a sales decrease of low margin business and increased sales volume of products with higher margins.

          Administrative and selling expenses of $2,420,000 increased by $121,000, or 5%, in the 2000 third quarter from $2,299,000 for the comparable 1999 period. The nine month amount of $7,196,000 increased by $209,000, or 3%, from $6,987,000 for the comparable 1999 period. The increases are due to the administrative and selling expenses associated with new projects, offset by reduced expenses in the existing distribution businesses.

         Interest expense of $287,000 increased by $62,000, or 28%, in the 2000 third quarter from $225,000 for the comparable 1999 period, and increased by $179,000 to $869,000 from $690,000 for the nine months, principally due to higher interest rates. See also Liquidity and Capital Resources.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     HOTELS

         Revenue. Sales of $4,360,000 in the 2000 third quarter decreased by $739,000, or 14%, from the year-ago amount of $5,099,000. For the nine months, sales of $14,338,000 decreased by $2,957,000, or 17%, compared to $17,295,000 for the 1999 period. The decreases for the third quarter and nine month periods were primarily due to reduced management fees from the Enclave Suites, which was distributed in December 1999 as part of the Separation Agreement with a former officer and shareholder, and lower occupancy at the Company's three GuestHouse Suites Plus hotels, as a result of substantial renovations commenced during 1999 and completed by June 2000, partially offset by increased occupancy and revenues at the Longboat Key Holiday Inn and Suites. The occupancy rates at the GuestHouse properties are improving as marketing programs are implemented following completion of the renovations. For the nine month period in 2000, average daily rate decreased 2% and average occupancy decreased 9% compared to 1999.

         Expenses. Operating expenses of $4,056,000 for the 2000 third quarter decreased by $909,000, or 18%, from $4,965,000 in 1999. For the nine months, operating expenses of $12,604,000 decreased by $2,141,000, or 15%, compared to $14,745,000 in 1999. The decreases for the third quarter and nine month periods were primarily attributable to reduced operating expenses related to the December 1999 disposition of the Enclave Suites and renovations at the three GuestHouse properties.

         Depreciation and amortization expense increased by $41,000 to $733,000 for the 2000 third quarter from $692,000 in the prior-year period. For the nine months, depreciation and amortization increased by $93,000, or 4%, to $2,198,000 from $2,105,000 in 1999. The increases were due to additional depreciation from capital leases less amounts attributable to the Enclave Suites.

         Interest expense increased by $43,000 to $674,000 for the 2000 third quarter from $631,000 in 1999, and increased by $186,000 for the nine months to $2,055,000 from $1,869,000 in 1999, principally due to the interest expense associated with capital leases at the three GuestHouse properties. The five-year leases commenced on January 1, 2000. See also Liquidity and Capital Resources.

     OTHER

         Revenue. Interest on short-term investments and other income decreased by $71,000 to $13,000 for the 2000 third quarter from $84,000 in 1999. For the nine months, the amounts decreased by $17,000 to $77,000 from $94,000 in 1999. The decreases were attributable to rental income earned in 1999 from the subleasing of executive office space formerly occupied by an affiliated entity, partially offset by a gain in 2000 on the sale of a miscellaneous investment.

         The Company received no fee income in the 2000 nine month period, compared to $241,000 in 1999. The decrease was due to the termination of a consulting contract with the Company's energy affiliate following the completion of the energy consolidation in June 1999.

         Expenses. Interest expense of $780,000 for the 2000 third quarter increased by $482,000 from the prior year amount of $298,000. For the nine months, interest expense of $2,327,000 increased by $1,434,000 from $893,000 in 1999. The increases were primarily due to refinancing the 7% Debentures in December 1999 from proceeds of the Senior Secured Term Loan with a fixed interest rate of 10.25% and an effective interest rate of 12.75%, and interest costs on contingent payments associated with the Separation Agreement

         Administrative expenses of $389,000 for the 2000 third quarter decreased by $180,000, from the prior-year amount of $569,000. For the nine months, the decrease was $473,000 to $1,340,000 in 2000 from $1,813,000 in
     1999. The declines are primarily attributable to lower consulting and other professional fees, partially offset by the elimination of certain overhead reimbursements from the Company's energy affiliate following the completion of the energy consolidation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Income taxes. Income taxes were $18,000 for the 2000 third quarter, compared to $93,000 in the 1999 quarter. The 2000 third quarter included an $11,000 federal current charge and $7,000 for state taxes. The 1999 quarter included a $3,000 federal current charge and $90,000 for state taxes. Income taxes were $333,000 for the 2000 nine month period, compared to $220,000 in 1999. The 2000 nine month period included a federal deferred tax change of $170,000, a federal current charge of $38,000, and state taxes of $125,000. The 1999 nine month period included a $28,000 federal current charge and state taxes $192,000. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         As of September 30, 2000, the Company had approximately $99,000,000 of book net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $20,650,000 of the NOLs prior to their ultimate expiration in the year 2010.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's unrestricted cash and cash equivalents at September 30, 2000 totaled $1,344,000.

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

         Brookwood maintains a revolving line of credit facility, which is collateralized by accounts receivable, certain inventory and equipment. At September 30, 2000, Brookwood had $3,063,000 of unused borrowing capacity on its revolving line of credit. In the year ended December 31, 1999, the Company received a cash dividend of $400,000 and tax sharing payments of $350,000. In 2000, the Company received a $400,000 cash dividend and tax sharing payments of $200,000.

         At June 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained a waiver of the violation, which provides for an increase of 0.50% in interest rates on two of the three loan facilities, restrictions on payments to the parent company and certain other restrictive provisions. At September 30, 2000, Brookwood was not in compliance with the same coverage ratio covenant, but expects to obtain a waiver in due course. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement.

         In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years.

         Historically, the hotel operations have contributed cash flow to the Company's working capital. However, the Company's three GuestHouse Suites Plus hotels have been experiencing cash flow difficulties due to weaker occupancy and average daily rates following recent renovations. Management has directed its efforts to increasing the cash flows through improved marketing programs to increase occupancy levels and stringent cost reductions. Additionally, the Company has contacted the two lenders and landlord to discuss each hotel's cash flow position. The October and November 2000 mortgage payments on the Greenville and Tulsa hotels and the lease rent payment on the Huntsville hotel have not been made and discussions continue with the parties regarding loan or lease modifications. Payments on the three capital leases are current.

         At June 30, 2000, the Company was not in compliance with a coverage ratio covenant contained in the Senior Secured Term Loan. Management obtained a waiver as part of a formal loan amendment, which incorporates certain modifications to the covenant calculation. The Company was in compliance with all loan covenants at September 30, 2000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risks during the nine months ended September 30, 2000.

         The Company has one interest rate cap agreement as of September 30, 2000, which has a minimal carrying and market value. The Company has no foreign operations, nor does it enter into financial instrument transactions for trading or other speculative purposes. However, the Company's energy division through its investment in Hallwood Energy has attempted to hedge the exposure related to its variable debt and its sales of forecasted oil and natural gas production in amounts, which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, Hallwood Energy's deliverable volumes. Hallwood Energy attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. Management does not consider the portion attributable to the Company to be significant in relation to these derivative instruments.

         The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating debt. Management does not consider the portion attributable to the Company to be significant on any derivative instrument held by HRP.

         The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of September 30, 2000, the Company's total outstanding loans and debentures payable of $67,758,000 were comprised of $55,040,000 of fixed rate debt and $14,691,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $1,355,000, assuming that outstanding debt remained at current levels.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item
----
     1   Legal Proceedings

         Reference is made to Note 11 to the Company's consolidated financial statements of this Form 10-Q.

     2   Changes in Securities                                                                          None

     3   Defaults upon Senior Securities                                                                None

     4   Submission of Matters to a Vote of Security Holders                                            None

     5   Other Information
     None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.17  -   First Amendment to Credit Agreement, dated as of September 11, 2000 by and among HWG, LLC, The Hallwood Group Incorporated, First Bank
                         Texas, N.A., as Administrative Agent, and the Financial Institutions,
                         as Lenders

              10.18  -   Convertible Unsecured Promissory Note in the amount of $1,000,000, dated as of September 15, 2000, between Hallwood Investment Company and
                         Hallwood Investment Limited

              10.19  -   First Amendment to First Amended and Restated Revolving Credit Loan
                         and Security Agreement, dated as of October 23, 2000, by and among
                         Key Bank National Association, Brookwood Companies Incorporated and
                         certain subsidiaries

              27      -  Financial Data Schedule

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

                                          THE HALLWOOD GROUP INCORPORATED

Dated: November 14, 2000                  By:      /s/ Melvin J. Melle
                                              -------------------------------
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                         DESCRIPTION
   -------                         -----------
     10.17     First Amendment to Credit Agreement, dated as of September 11,
               2000 by and among HWG, LLC, The Hallwood Group Incorporated,
               First Bank Texas, N.A., as Administrative Agent and the Financial
               Institutions, as Lenders

     10.18     Convertible Unsecured Promissory Note in the amount of
               $1,000,000, dated as of September 15, 2000, between Hallwood
               Investment Company and Hallwood Investment Limited

     10.19     First Amendment to First Amended and Restated Revolving Credit
               Loan and Security Agreement, dated as of October 23, 2000, by and among Key Bank National Association, Brookwood Companies
               Incorporated and certain subsidiaries

     27        Financial Data Schedule