Form 10-K405
period 2000-12-31
HALLWOOD GROUP INC
filed 2001-04-11
CIK 355766

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

             For the transition period from           to

FOR THE YEAR ENDED DECEMBER 31, 2000              COMMISSION FILE NUMBER: 1-8303

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                           WHICH REGISTERED
                    -------------------                       ------------------------
               Common Stock ($.10 par value)                  American Stock Exchange
         10% Collateralized Subordinated Debentures           New York Stock Exchange
                     Due July 31, 2005

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, $.10 par value per share, held by non-affiliates of the registrant, based on the closing price of $5.70 per share on March 23, 2001 on the American Stock Exchange, was $4,202,000.

     1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I

Item 1.      Business....................................................    1

Item 2.      Properties..................................................    4

Item 3.      Legal Proceedings...........................................    5

Item 4.      Submission of Matters to a Vote of Security Holders.........    5

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    6

Item 6.      Selected Financial Data.....................................    7

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    8

Item 7(A).   Quantitative and Qualitative Disclosures About Market
               Risk......................................................   15

Item 8.      Financial Statements and Supplementary Data.................   16

Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   16

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant..........   17

Item 11.     Executive Compensation......................................   17

Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................   17

Item 13.     Certain Relationships and Related Transactions..............   17

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   18

                                     PART I

ITEM 1. BUSINESS

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (AMEX:HWG), a Delaware corporation, is a diversified holding company and classifies its business operations into three business segments: real estate, energy and textile products. Financial information for each industry segment in which the Company operates is set forth in Note 19 to the consolidated financial statements. In December 2000, the Company decided to discontinue and dispose of its hotel segment. Accordingly, the Company's hotel segment is reported herein as a discontinued business segment. Historical results of the hotel segment have been reclassified to segregate the discontinued operations from continuing operations.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC ("Hallwood Realty") and Hallwood Commercial Real Estate, LLC ("HCRE"). Hallwood Realty is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded, master limited partnership (AMEX:HRY). At December 31, 2000, HRP owned fifteen real estate properties in six states containing 5,576,000 net rentable square feet. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of all HRP properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting, recording its pro-rata share of net income (loss) and partners' capital transactions reported by HRP. The December 31, 2000 financial statements of HRP are included elsewhere within this document.

     Real estate accounted for 8% of the Company's total revenues from continuing operations in 2000, compared to 10% in 1999, and 8% in 1998. See Note 13 to the Company's consolidated financial statements.

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

     From November 1996, the Company's energy operations were conducted primarily through HEPGP, and consisted of the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of additional oil and gas properties. HEPGP was the sole general partner of the former Hallwood Energy Partners, L.P. ("HEP"), a then publicly-traded oil and gas master limited partnership, and conducted substantially all of its operations through HEP. HEPGP's former general partner interest in HEP entitled it to a share of net revenue derived from HEP's properties ranging from 2% to 25%. Additionally, the Company held an approximate 6.5% limited partner interest in HEP.

     In December 1998, HEP and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC"), jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new, publicly-traded entity to be called Hallwood Energy Corporation ("Hallwood Energy"). In June 1999, Hallwood Energy announced that the consolidation was approved and completed (the "Energy Consolidation"). The Company received 1,800,000 shares of common stock (18% of the total outstanding ) and 43,816 shares of preferred stock (1.9% of the total outstanding, which was sold in February 2000) of Hallwood Energy, in exchange for the contribution of its energy interests. At December 31, 2000, the Company owns a 15% common stock interest in Hallwood Energy.

     Hallwood Energy (NASDAQ:HECO) is engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood Energy owns interests in properties primarily located in the

San Juan Basin in New Mexico and Colorado, South Texas, the Permian Basin in West Texas and onshore South Louisiana.

     Prior to the June 1999 Energy Consolidation, the Company consolidated the operations of HEP. The investment in Hallwood Energy is now accounted for under the equity method, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In accordance with the equity method of accounting, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, its share of preferred dividends and any stockholders' equity transactions. The December 31, 2000 financial statements of Hallwood Energy are included elsewhere within this document.

     On March 30, 2001, Hallwood Energy Corporation announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., will acquire all the outstanding shares of common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction, which is subject to a number of conditions, is structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement.

     Energy accounted for 3% of the Company's total revenues from continuing operations in 2000, compared to 3% in 1999 and 5% in 1998. See Note 14 to the Company's consolidated financial statements.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Brookwood principally operates as a converter in the textile industry, purchasing fabric from mills that is dyed and finished at its own plant, located in Kenyon, Rhode Island, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Its Brookwood Roll Goods Division serves manufacturers by maintaining an extensive in-stock, short lot service on a same day/next day basis, and First Performance Fabric Division buys and sells short lots, remnants and mill seconds.

     Textile products accounted for 89% of the Company's total revenues from continuing operations in 2000, compared to 86% in 1999 and 84% in 1998. See Note 15 to the Company's consolidated financial statements.

     Discontinued Operations -- Hotels. Hotel operations were conducted through the Company's wholly owned, Hallwood Hotels, Inc. ("Hallwood Hotels") and Brock Suite Hotels, Inc. ("Brock Hotels") subsidiaries. Hallwood Hotels held a long-term leasehold interest in the Holiday Inn and Suites hotel, located in Longboat Key, Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owned fee interests in two GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and holds a long-term leasehold interest in a GuestHouse Suites Plus property located in Huntsville, Alabama.

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures, or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, in December 2000 the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of long lived assets of $4,000,000 to their estimated fair market values.

     In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites hotel in Sarasota, Florida. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites hotel in Oklahoma City, Oklahoma. The Company is presently in negotiations with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama regarding the disposition of that property.

     The Company anticipates that it will not receive any amounts in excess of the non-recourse debt outstanding on the properties, which will be extinguished. The Company anticipates that during 2001 it will record extraordinary gains from debt extinguishment as dispositions are completed. The accompanying financial statements reflect hotel operations as a discontinued operation and segregates net assets, net liabilities and operating results from continuing operations.

     Redemption of Treasury Stock. In December 1999, the Company redeemed 457,794 shares of its common stock and options to purchase an additional 55,800 shares of common stock from its former president and director, Brian M. Troup and a related trust pursuant to the terms of an agreement regarding a separation of their interest (the"Separation Agreement"). In exchange, the Company transferred to the trust or Mr. Troup (i) 82,608 limited partnership units of HRP, (ii) 360,000 shares of common stock of Hallwood Energy, and (iii) all of the Company's interests in the Enclave and any other condominium hotel project then in process. In addition, the Company agreed to pay quarterly to Mr. Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter, or $125,000, subject to termination in certain events. The Company had the right to repurchase all of the HRP units and Hallwood Energy shares at the then current trading price for a period of six months after the effective date of the Separation Agreement. In May 2000, the Company consented to the direct repurchase of the HRP units and Hallwood Energy shares by HRP and Hallwood Energy, respectively. See Note 9 to the Company's consolidated financial statements.

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

     Textile products operations encounter competition in all regions in which they are conducted. The textile industry continues to experience severe pressure from foreign competitors, who are able to produce products at lower costs. In the volume areas of the textile business, competition is sometimes based on price, particularly during a weak economy.

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

     Number of Employees. The Company had 764 and 807 employees as of February 28, 2001 and 2000, respectively, comprised as follows:

                                                              FEBRUARY 28,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Continuing Operations
  Hallwood..................................................     5       5
  Brookwood.................................................   409     366
  HCRE......................................................    73      70
  Hallwood Realty...........................................    19      20
                                                               ---     ---
          Total.............................................   506     461
Discontinued Operations
  Hotel subsidiaries........................................   258     346
                                                               ---     ---
          Total.............................................   764     807
                                                               ===     ===

     A substantial amount of the salaries and related costs for the employees of HCRE and Hallwood Realty are reimbursed by HRP.

     Brookwood's Kenyon Industries, Inc. subsidiary has entered into a collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 220 employees at its Kenyon plant facilities. The collective bargaining agreement expires on February 29, 2004. Management believes that overall relations with employees are good.

ITEM 2. PROPERTIES

  Real Properties

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                                DECEMBER 31, 2000
                                               ----------------------------------------------------
                                                 OPERATING     NON-OPERATING
PROPERTY TYPE                                  PROPERTIES(2)    PROPERTIES      TOTAL    PERCENTAGE
-------------                                  -------------   -------------   -------   ----------
Textile Products
  Dyeing and finishing plant -- Kenyon, RI...     $ 4,763           $--        $ 4,763       10%
                                                  -------           ---        -------      ---
Discontinued Operations -- Hotels
  Embassy Suites -- Oklahoma City, OK........      21,393            --         21,393       44
  GuestHouse Suites Plus -- Greenville, SC...       8,140            --          8,140       17
  GuestHouse Suites Plus  --  Tulsa, OK......       7,151            --          7,151       14
  Holiday Inn -- Longboat Key, FL(1).........       4,613            --          4,613       10
  GuestHouse Suites Plus -- Huntsville,
     AL(1)...................................       2,349            --          2,349        5
  Parking lot -- Irving, TX..................          --            50             50        *
                                                  -------           ---        -------      ---
          Subtotal -- discontinued
            operations.......................      43,646            50         43,696       90
                                                  -------           ---        -------      ---
          Total..............................     $48,409           $50        $48,459      100%
                                                  =======           ===        =======      ===

---------------

 *  Less than 1%.

(1) Cost represents purchased leasehold interest in hotel property and capital improvements.

(2) All operating properties are pledged as collateral under loan or bond indenture agreements.

                                                                DECEMBER 31, 2000
                                                        ----------------------------------
                                                         NUMBER OF
GEOGRAPHIC DISTRIBUTION                                 INVESTMENTS   AMOUNT    PERCENTAGE
-----------------------                                 -----------   -------   ----------
Textile Products
  Rhode Island........................................        1       $ 4,763       10%
                                                             --       -------      ---
Discontinued Operations -- Hotels
  Oklahoma............................................        2        28,544       58
  South Carolina......................................        1         8,140       17
  Florida.............................................        1         4,613       10
  Alabama.............................................        1         2,349        5
  Texas...............................................        1            50        *
                                                             --       -------      ---
          Subtotal....................................        6        43,696       90
                                                             --       -------      ---
          Total.......................................        7       $48,459      100%
                                                             ==       =======      ===

---------------

* Less than 1%.

     As of December 31, 2000, the Company's Embassy Suites hotel in Oklahoma City, Oklahoma was the only real estate property that constituted 10% or more of the Company's consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood's revolving credit agreement contains a covenant to reasonably maintain property and equipment.

     Hotel properties have been and will be operated until their disposition under license and, as such, must meet and maintain standards established by the licensor. At any time during the term of the license, the licensor may require modernization, renovation and other upgrading of the hotel. The Company completed a renovation of the Longboat Key Holiday Inn hotel in 1998, funded in part by the owner and working capital. During 1999, renovations were completed to meet the new franchiser's standards for the GuestHouse Suites Plus properties, funded by capital reserves, capital lease facilities and working capital. The Company does not plan to make any additional investments in these properties as a result of the planned disposition of the hotels.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the American Stock Exchange under the symbol of HWG. There were 900 stockholders of record as of March 23, 2001. Prior to June 22, 2000 the Common Stock had traded on the New York Stock Exchange.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the American and New York Stock Exchanges, as applicable.

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                           2000             1999
                                                      --------------   ---------------
QUARTERS                                               HIGH     LOW     HIGH     LOW
--------                                              ------   -----   ------   ------
First...............................................  $12.19   $8.63   $12.54   $11.12
Second..............................................   10.63    7.69    13.12    11.12
Third...............................................    8.00    5.00    12.54    11.44
Fourth..............................................    4.88    2.25    12.94    10.81

     The Company did not pay cash dividends in 2000 or 1999 and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

     The closing price per share of the Common Stock on the American Stock Exchange on March 23, 2001 was $5.70.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                            2000      1999      1998       1997      1996
                                                           -------   -------   -------   --------   -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
  Real estate...........................................   $ 6,486   $ 9,503   $ 7,813   $  7,206   $ 3,947
  Energy(a).............................................     2,826     2,895     5,216      6,350     7,515
  Textile products......................................    73,852    80,704    80,343     91,552    77,583
  Other.................................................        88       344     1,728      3,207       960
  Associated Company(b).................................        --        --        --     19,416     4,448
                                                           -------   -------   -------   --------   -------
                                                            83,252    93,446    95,100    127,731    94,453
EXPENSES
  Real estate...........................................     2,646     2,973     2,807      3,351     2,329
  Energy(a).............................................        --     2,457     4,809      4,518     5,233
  Textile products......................................    73,397    79,139    79,245     89,575    76,361
  Other.................................................     4,935     5,455     3,672      6,888     6,974
  Associated Company(b).................................        --        --        --        607     1,558
                                                           -------   -------   -------   --------   -------
                                                            80,978    90,024    90,533    104,939    92,455
                                                           -------   -------   -------   --------   -------
Income from continuing operations before income taxes
  (benefit) and extraordinary gain (loss)...............     2,274     3,422     4,567     22,792     1,998
Income taxes (benefit)..................................    (1,210)   (1,014)   (3,069)     9,908    (4,722)
                                                           -------   -------   -------   --------   -------
Income from continuing operations before extraordinary
  gain (loss)...........................................     3,484     4,436     7,636     12,884     6,720
Loss from discontinued operations, net of tax(c)........    (8,266)   (2,957)   (2,050)      (237)     (197)
                                                           -------   -------   -------   --------   -------
Income (loss) before extraordinary gain (loss)..........    (4,782)    1,479     5,586     12,647     6,523
Extraordinary gain (loss) from early extinguishment of
  debt..................................................       (85)      240     1,481        200        --
                                                           -------   -------   -------   --------   -------
NET INCOME (LOSS).......................................   $(4,867)  $ 1,719   $ 7,067   $ 12,847   $ 6,523
                                                           =======   =======   =======   ========   =======
INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY GAIN (LOSS)
  Basic.................................................   $  2.41   $  2.34   $  4.03   $   6.08   $  3.38
  Assuming dilution.....................................      2.25      2.31      3.89       5.86      3.36
NET INCOME (LOSS) PER COMMON SHARE(D)
  Basic.................................................   $ (3.45)  $  0.89   $  3.73   $   6.07   $  3.29
  Assuming dilution.....................................     (3.04)     0.88      3.60       5.84      3.26
DIVIDENDS PER COMMON SHARE..............................        --        --        --         --        --
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.................................................     1,425     1,870     1,882      2,109     1,971
  Assuming dilution.....................................     1,579     1,899     1,947      2,190     1,986
FINANCIAL CONDITION
  Total assets..........................................   $66,676   $67,779   $77,706   $ 71,412   $96,197
  Loans payable.........................................    30,504    29,545    12,667     18,167    25,061
  Subordinated debentures...............................     6,725     6,768    21,535     24,292    50,564
  Redeemable preferred stock............................     1,000     1,000     1,000      1,000     1,000
  Common stockholders' equity...........................    11,814    17,058    20,938     14,171     5,784

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

(b) The Company sold its remaining investment in ShowBiz in 1997, which constituted its associated company segment.

(c) The Company's hotel operations consisted of five hotel properties. In December 2000, the Company decided to discontinue and dispose of its hotel segment. Accordingly, the Company's hotel operations are reported as a discontinued business segment. The historical results of the hotel operations for prior years have been reclassified to segregate discontinued operations from continuing operations.

(d) Per share amounts have been recast for the effects of the hotel segment being treated as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations. The Company reported a net loss of $4,867,000 for the year ended December 31, 2000, compared to net income of $1,719,000 for 1999, and $7,067,000 for 1998.

     Total revenue from continuing operations for 2000 was $83,252,000, compared to $93,446,000 for 1999 and $95,100,000 for 1998.

     Following is an analysis of the results of continuing operations for the real estate, energy and textile products business segments and the discontinued operations for the hotel business segment:

REAL ESTATE

     Revenues. Real estate revenues of $6,486,000 for 2000, $9,503,000 for 1999 and $7,813,000 for 1998, include fee income and equity income (loss) from the Company's investments in HRP.

     Fee income of $6,648,000 for 2000 decreased by $2,443,000, or 27%, compared to $9,091,000 in 1999. The 1999 fee income increased by 53%, compared to $5,925,000 in 1998. The Company's Hallwood Realty subsidiary is the general partner of HRP and earns an asset management fee and other fees from HRP properties, which amounted to $655,000 for 2000, $619,000 for 1999 and $495,000 for 1998. The Company's HCRE subsidiary is responsible for day-to-day on-site property management at all of HRP's properties and other properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees, which amounted to $5,993,000 for 2000, $8,472,000 for 1999 and $5,430,000 for 1998. The 40% decrease during 2000 and the 56% increase in 1999 were primarily due to a substantial fee earned in 1999, in connection with the development and leasing of a six-story, 151,000 square foot commercial office building owned by HRP.

     The equity income (loss) from investments in HRP represents the Company's pro-rata share of the income reported by HRP, adjusted for intercompany income and amortization of negative goodwill. The Company recorded an equity loss of $162,000 in 2000, compared to equity income of $412,000 in 1999 and $1,888,000 in 1998. The 2000 equity loss resulted from reduced income reported by HRP, partially offset by reduced intercompany income adjustment related to leasing and development fees from HRP. The 2000 equity loss was exclusive of the Company's $85,000 pro-rata share of HRP's $389,000 extraordinary loss from early extinguishment of debt. The 1999 equity income declined from 1998 due to reduced net income reported by HRP and an increased intercompany income adjustment. The 1998 equity income of $1,888,000 was exclusive of the Company's $1,374,000 pro-rata share of HRP's $5,347,000 extraordinary gain from early extinguishment of debt.

     Expenses. Real estate expenses of $2,646,000 for 2000, compared to $2,973,000 for 1999 and $2,807,000 for 1998, include administrative expenses, depreciation and amortization and interest.

     Administrative expenses decreased by $327,000, or 14%, to $1,974,000 for 2000, compared to $2,301,000 for 1999 and $2,075,000 for 1998. The fluctuations were primarily attributable to the payments of leasing commissions to third party brokers associated with leasing fee income and payments under HCRE's executive incentive plan.

     Depreciation and amortization was $672,000 for 2000 and 1999, compared to $674,000 for 1998. Amortization expense of $672,000 for each of the three years relates to Hallwood Realty's general partner interest in HRP to the extent allocated to management rights.

     Interest expense of $58,000 for 1998 relates to a $500,000 promissory note, which was repaid in 1999.

ENERGY

     Revenues. Energy revenues were $2,826,000 for 2000, $2,895,000 for 1999 and $5,216,000 for 1998.

     Pursuant to the terms of the Energy Consolidation, the Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding, which was sold in February 2000) in Hallwood Energy, in exchange for the contribution of its combined energy interests. Prior to the June 1999 Energy Consolidation, the Company consolidated the operations of HEP.

     Subsequent to June 1999, the Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. Thereafter, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, preferred dividends and amortization of negative goodwill as a single line item -- Equity income from investments in Hallwood Energy. In December 1999, the Company distributed 360,000 shares of Hallwood Energy common stock in connection with the Separation Agreement.

     Comparisons between 2000 and prior years are generally not meaningful, due to the change in method of accounting.

     Gas revenue of $1,677,000 for the 1999 period (through June 1999) decreased by $1,975,000, or 54%, compared to $3,652,000 for 1998. Hallwood Energy's gas production for the period through June 1999 and calendar 1998 were 855,000 mcf and 1,854,000 mcf, respectively. The average gas price for the 1999 period was $1.96 per mcf, compared to the 1998 average gas price of $1.97 per mcf. The fluctuation in production volumes was caused by normal production declines and the temporary shut-in of two wells in Louisiana during 1997 while workover procedures were performed.

     Oil revenue of $603,000 for the 1999 period (through June 1999) decreased by $802,000, or 57%, compared to $1,405,000 for 1998. Hallwood Energy's oil production for 1999 and 1998 were 46,000 barrels and 107,000 barrels, respectively. The average price per barrel for the 1999 period was $13.11, compared to the 1998 average price per barrel of $13.13. The fluctuation in production volumes was caused by normal production declines and the temporary shut-in of two wells in Louisiana during 1997 while workover procedures were performed.

     The equity income represents the Company's pro rata share (18% ownership interest from June 1999 through December 1999, 15% average thereafter) of income available to common stockholders and dividends on its preferred stock. The equity income of $2,826,000 in 2000 from investments in Hallwood Energy increased by $2,446,000, or 644%, compared to $380,000 in 1999. The increase was due to higher income reported by Hallwood Energy, as a result of higher oil and gas prices and savings associated with the disposition of certain non-strategic properties and the completion of the Energy Consolidation.

     Other income consists primarily of acquisition fee and interest income, as well as a share of HEP's interest income, facilities income, pipeline revenue, equity in income of affiliate and other miscellaneous items. Other income was $235,000 for 1999, compared to $159,000 for 1998. The increase in 1999 was primarily due to an increase in HEP's equity in earnings of its affiliate prior to the Energy Consolidation.

     Expenses. Energy expenses were $2,457,000 for 1999, compared to $4,809,000 for 1998. No comparative amounts are recorded in 2000 due to the completion of the Energy Consolidation in June 1999 and subsequent utilization of equity accounting.

     Expenses decreased in 1999, compared to 1998, for all categories, primarily as a result of the shorter 1999 period described above. Depreciation, depletion, amortization and impairment of properties decreased by $912,000 to $849,000 for 1999, compared to $1,761,000 in 1998. Operating expenses, which are comprised of the costs of operating wells and production-related taxes were $796,000 for 1999, which represents a $737,000 decrease from the 1998 amount of $1,533,000. Administrative expenses decreased by $431,000 to $537,000 for 1999 from $968,000 in 1998. Interest expense decreased by $272,000 to $275,000 in 1999, compared to $547,000 in 1998.

TEXTILE PRODUCTS

     Revenues. Sales of $73,852,000 in 2000 decreased by $6,852,000, or 9%, compared to $80,704,000 in 1999. Sales increased by $361,000, or less than 1%, in 1999, compared to $80,343,000 in 1998. The decrease in distribution sales for 2000 was the result of the loss of several customers which moved production out of the country. This was partially offset by increased revenues at the dying and finishing and laminating plants and revenues from new projects to diversify Brookwood's product base. Similarly, in 1999 a decrease in distribution sales was due to lower priced imports and domestic customers moving production out of the country, offset by increased revenues at the dying and finishing plant.

     Expenses. Total expenses decreased $5,742,000, or 7%, to $73,397,000 in 2000. The 1999 expenses decreased $106,000 to $79,139,000 from $79,245,000 in
1998. Cost of sales decreased $6,694,000 to $62,401,000, or 10%, in 2000. The
1999 cost of sales of $69,095,000 decreased by $407,000, or less than 1%, compared to $69,502,000 in 1998. The gross profit margin was 15.5%, 14.4% and 13.5% in 2000, 1999 and 1998, respectively. The increased margin in 2000 resulted from higher gross profit margins in the distribution business, attributable to a sales decrease in low margin business and increased sales volume of products with higher margins. The higher gross profit margin in 1999 was attributable to improved performance at the Kenyon plant, due to higher volumes and increased operating efficiencies.

     Administrative and selling expenses of $9,811,000 for 2000 increased by $687,000, or 8%, from the 1999 amount of $9,124,000, which increased $319,000, or 4%, compared to the 1998 amount of $8,805,000. The increase in 2000 was due to expenses associated with new projects, offset by reduced expenses in the distribution businesses. The increase in 1999 was attributable to operating expenses associated with the change in sales revenue.

     Interest expense increased by $265,000 for 2000 and decreased by $18,000 for 1999, and the amounts were $1,185,000, $920,000 and $938,000, for the years ended 2000, 1999 and 1998, respectively. The 2000 increase was principally due to higher average borrowings and higher interest rates, while the 1999 decrease, compared to 1998, was the result of lower average borrowings and lower interest rates.

OTHER

     Revenues. Total revenues were $88,000 in 2000, $344,000 in 1999 and $1,728,000 in 1998.

     The Company received no fee income in 2000, while fee income for 1999 of $241,000 decreased by $309,000, or 56%, compared to $550,000 in 1998. The decreases were due to the termination of a consulting contract with the Company's energy affiliate following the June 1999 completion of the Energy Consolidation.

     Interest on short-term investments and other income in 2000 was $88,000, compared to the 1999 amount of $103,000. The 2000 decrease was attributable to rental income earned in 1999 from the subleasing of executive office space formerly occupied by an affiliated entity, partially offset by a gain in 2000 on the sale of a miscellaneous investment. The 1999 decrease of $50,000, compared to the 1998 amount of $153,000, was due to lower interest income earned on the Company's short term investments.

     During 1998, the Company favorably settled litigation claim for $1,025,000 involving its former merchant banking activities.

     Expenses. Interest expense relates to the Company's Senior Secured Term Loan, 10% Collateralized Subordinated Debentures, former 7% Collateralized Senior Subordinated Debentures, stockholder loans and interest costs on contingent payments associated with the Separation Agreement. Interest expense of $3,098,000 for 2000 increased by $1,854,000, or 149%, compared to 1999 interest of $1,244,000. The increase was due to (i) refinancing of the 7% Debentures in December 1999 from proceeds of the Senior Secured Term Loan with a fixed interest rate of 10.25% and an effective interest rate of 12.75%, (ii) interest on the contingent payments associated with the Separation Agreement, and (iii) interest costs incurred on stockholder loans with a fixed rate of 10%. Interest expense for 1999 increased by $234,000, or 23%, compared to 1998 interest of $1,010,000. The increase for 1999 was primarily due to an exchange offer in August 1998, whereby $6,468,000 of 7% Debentures were exchanged for a new issue of 10% Debentures and the refinancing of the 7% Debentures in December 1999.

     Administrative expenses were $1,837,000 for 2000, compared to $2,442,000 for 1999 and $2,662,000 for 1998. The decrease of $605,000, or 25%, in 2000, was primarily due to lower consulting and professional fees, partially offset by the elimination of certain overhead reimbursements from the Company's energy affiliate following the completion of the Energy Consolidation The decrease of $220,000, or 8%, in 1999, was primarily due to lower consulting fees and reduced costs associated with the redemption of 7% Debentures in 1999, compared to costs of the exchange offer for 10% Debentures in 1998.

     The loss from redemption of treasury stock of $1,769,000 was the result of the Separation Agreement between the Company and its former president, Brian M. Troup. Mr. Troup and a related trust exchanged their 24% stock ownership in the Company, for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in Hallwood Energy, all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities. See
Note 9 to the Company's consolidated financial statements.

     Income Taxes. The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax basis of assets and liabilities (approximately $46,485,000 at December 31, 2000), tax net operating loss carryforwards ("NOLs") (approximately $50,515,000 at December 31, 2000) and tax credit carryforwards (approximately $3,044,000 at December 31, 2000), to the extent that realization of such benefits is "more likely than not," as defined in Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes ("SFAS No. 109"). As a result of the appreciation in the market value of both the HRP limited partner units and Hallwood Energy common shares and the projected income from operations, partially offset by the decline in value of the Company's hotel properties and projected income from operations, management has determined that the deferred tax asset should be adjusted to reflect the anticipated utilization of NOLs from assumed realization of the gains and projected income from operations. Accordingly the Company recorded deferred tax benefits of $1,205,000 in 2000, $873,000 in 1999 and $4,308,000 in 1998 from anticipated future utilization of NOLs, which resulted in the recognition of deferred tax assets of $8,426,000 at December 31, 2000, $7,221,000 at December 31, 1999 and $6,348,000 at December 31, 1998. See Note 10 to the Company's consolidated financial statements.

     In 2000, the Company recorded a federal current charge of $46,000 for taxes associated with the filing of separate returns for certain subsidiaries not included in the Company's consolidated federal tax return, and $290,000 for state tax expense. In 1999, the Company recorded a federal current charge of $71,000 for alternative minimum tax and $233,000 for state tax expense.

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

     The Company's NOLs expire as follows: 2006 -- $19,641,000;
2007 -- $8,517,000; 2008 -- $12,896,000; and 2009 to 2020 -- $9,461,000. SFAS
No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not." Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $24,782,000 of the NOLs prior to their ultimate expiration in the year 2011.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate and energy investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

DISCONTINUED OPERATIONS -- HOTELS

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, in December 2000 the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of long lived assets of $4,000,000 to their estimated fair market values. In accordance with accounting standards for reporting discontinued operations, hotel operations have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three years ended December 31, 2000 are presented below:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Sales...................................................  $18,379   $21,894   $21,130
Expenses
  Operating expenses....................................   16,479    19,013    18,552
  Impairment of long lived assets.......................    4,000        --        --
  Depreciation and amortization.........................    3,010     2,896     3,184
  Interest expense......................................    2,700     2,497     1,490
  Deferred income taxes (benefit).......................      341       445       (46)
  Other disposition costs...............................      115        --        --
                                                          -------   -------   -------
          Total expenses................................   26,645    24,851    23,180
                                                          -------   -------   -------
Loss from discontinued operations.......................  $ 8,266   $ 2,957   $ 2,050
                                                          =======   =======   =======

     Revenues.  Sales of $18,379,000 in 2000 decreased by $3,515,000, or 16%, from the 1999 amount of $21,894,000 due to reduced management fees from the Enclave Suites ("Enclave") ($2,813,000 in 1999), acquired in 1998 and distributed in December 1999 as part of the Separation Agreement, and lower occupancy at the Company's three GuestHouse hotels as a result of substantial renovations commenced in 1999 and completed by June 2000, partially offset by increased occupancy and revenues at the Longboat Key, Florida Holiday Inn and Suites. Sales in 1999 increased by $764,000, or 4%, from the 1998 amount of $21,130,000 due to management fee revenues from the Enclave, and increased revenues at the Longboat Key Holiday Inn hotel and Oklahoma City Embassy Suites properties, partially offset by reduced revenues associated with lower occupancy at the Company's three GuestHouse hotels. The Longboat Key Holiday Inn revenue increased by $1,321,000 for 1999, as a result of increased occupancy and average daily rate following an extensive renovation project completed in April 1998 and improved weather conditions in 1999. For all hotels combined, average daily rate decreased by 2.2% and average occupancy declined 6.5% during 2000, compared to 1999, due to the aforementioned renovations at the GuestHouse properties. For 1999, the average daily rate increased by 3.0%, however, average occupancy declined 14.6% compared to 1998.

     Expenses.  Hotel expenses were $26,645,000 for 2000, $24,851,000 for 1999, and $23,180,000 for 1998.

     Operating expenses of $16,479,000 for 2000 decreased by $2,534,000, or 13%, from the 1999 amount of $19,013,000, which increased by $461,000, or 2%, from the 1998 amount of $18,552,000. The 2000 decrease was primarily attributable to reduced operating expenses related to the December 1999 disposition of the Enclave and renovations at the three GuestHouse properties. The 1999 increase was the result of a full year of operations for the Enclave and increased Longboat Key expenses, offset by an elimination of lease rent at the Embassy Suites, as that property's fee interest was acquired in September 1998.

     Depreciation and amortization expense of $3,010,000 for 2000 increased by $114,000, or 4%, from the 1999 amount of $2,896,000, which decreased by $288,000, or 9%, from the 1998 amount of $3,184,000. The 2000 increase was due to additional depreciation from capital leases at the three GuestHouse properties, less amounts attributable to the Enclave Suites. The five-year capital leases commenced in January 2000. The

1999 decrease was due to a reduction in leasehold amortization for Longboat Key, which became fully amortized and a reduction in amortization of costs associated with the Enclave, offset by a full year of depreciation expense from the aforementioned acquisition of Embassy Suites.

     Interest expense of $2,700,000 for 2000 increased by $203,000, or 8%, from the 1999 amount of $2,497,000, which increased by $1,007,000, or 68%, from the 1998 amount of $1,490,000. The 2000 increase was principally due to interest expense associated with the three new capital leases. The 1999 increase was due to a full year's expense for the Embassy Suites.

EXTRAORDINARY GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

     The Company recognized an extraordinary gain (loss) from early extinguishment of debt of ($85,000), $240,000 and $1,481,000 in 2000, 1999 and
1998, respectively. The 2000 loss of $85,000 resulted from the recognition of the Company's pro-rata share of an extraordinary loss from early extinguishment of debt reported by HRP in 2000. The 1999 gain resulted from the December 1999 redemption of the 7% Debentures at par value, to the extent of the remaining unamortized gain. The 1998 gain resulted from the January repurchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000, resulting in a gain of $107,000, and a $1,374,000 gain from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from early extinguishment of debt reported by HRP in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents at December 31, 2000 totaled $901,000.

     During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001. Several factors contributed to the Company's cash flow needs, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations and is considering several other strategies to achieve desired liquidity levels, including the sale of its Hallwood Energy investment during 2001. Management believes that these strategies will allow the Company to return to profitability with sufficient liquidity. In addition, the principal stockholder has committed to loan the Company additional funds during the balance of 2001, if required.

     Although the Company and Brookwood were in compliance with their respective loan covenants at December 31, 2000, projections indicated that the Company and Brookwood may not be able to maintain their cash flow coverage ratio covenants during 2001. The Company initiated discussions with its lender and has entered into a loan amendment, which modified the covenant for 2001 for the Senior Secured Term Loan. Management believes that it will satisfy the new coverage ratio covenant for 2001, based upon currently available projections. Brookwood is expected to have a covenant violation for the 2001 first quarter. Management has held discussions with its bank and anticipates receipt of a waiver of this covenant violation.

     The Company's real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. The Company has pledged 300,397 HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Senior Secured Term Loan and 30,035 HRP units to collateralize hotel capital lease obligations. Each quarter Hallwood Realty reviews HRP's capacity to make cash distributions to its partners. No distributions were declared by HRP in 2000.

     On March 30, 2001, Hallwood Energy Corporation announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., will acquire all the outstanding shares of common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction, which is subject to a number of conditions, is structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement.

     Brookwood maintains a revolving line of credit facility, which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At December 31, 2000, Brookwood had $2,231,000 of unused borrowing capacity on its revolving line of credit. At June 30 and September 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in its loan agreement and subsequently obtained a waiver, which provides for an increase of 0.50% in interest rates on two of the three loan facilities, restrictions on payments to the parent company and certain other restrictive provisions.

     In the years ended December 31, 2000, 1999 and 1998, the Company received cash dividends of $400,000, $400,000 and $784,000, and payments under its tax sharing agreement of $200,000, $350,000 and $446,000 from Brookwood, respectively. As a result of the lack of compliance with its loan covenant, cash dividends and tax payments were restricted during 2000. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement.

     In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. As of December 31, 2000, no contingent amounts were owed.

     The Company's hotel segment experienced cash flow difficulties in 2000 and 1999, due to weaker occupancy and average daily rates at several hotels during and immediately following recent renovations. In October 2000, the Company discontinued payments on the first mortgages for the Greenville and Tulsa GuestHouse Suites Plus hotels and the lease rent on the Huntsville GuestHouse Suites Plus hotel, and initiated discussions with the parties regarding loan or lease modifications. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company anticipates that in disposing of the hotels, it will not receive any amounts in excess of the debt outstanding on the properties, but that the non-recourse debt associated with the properties will be extinguished. Payments on the three capital leases continue to be made by the Company or the hotel subsidiaries while operations continue during the disposition period.

     As described in Note 18 to the Company's consolidated financial statements, the Company had outstanding contingencies and commitments of approximately $13,118,000 (excluding operating lease commitments of $2,734,000).

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended by SFAS No. 137 -- Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No.
138 -- Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined it did not directly have any derivative instruments, however HRP and Hallwood Energy do have such instruments. Accordingly, the Company will be required to record its pro-rata share of any impact of these instruments in accordance with the equity method of accounting.

     HRP determined it had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative, will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and, accordingly, the impact of the adoption of these standards is the amount of the difference between the carrying value and the fair value of the interest rate cap.

     HEC determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since HEC's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings.

     The adoption of SFAS No. 133 as of January 1, 2001 on the Company's financial statements resulted in the recognition of net reductions in the carrying value of its investments in Hallwood Energy and HRP of $4,312,000 and $42,000, respectively, with a net-of-tax cumulative effect adjustment of $4,354,000.

     The accounting profession continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management is unable to determine the effects of such issues at this time.

     The Company adopted Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB No. 101"), in the fourth quarter of 2000. The adoption of SAB No. 101 had no impact on the financial position or operations of the Company.

INFLATION

     Inflation did not have a significant impact on the Company in 2000, 1999 and 1998, and is not anticipated to have a material impact in 2001.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no foreign operations, nor does it enter into financial instrument transactions for trading or other speculative purposes.

     The Company's Hallwood Energy affiliate has attempted to hedge the exposure related to its variable debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, Hallwood Energy's deliverable volumes. Hallwood Energy attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and markets are favorable. By hedging only a portion of its market risk exposures, Hallwood Energy is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and gas prices; however, it is exposed to risk on the unhedged portion of its variable debt and oil and gas production.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of December 31, 2000, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at December 31, 2000, excluding $31,124,000 of debt associated with its discontinued operations (in thousands):

                                   EXPECTED MATURITIES AS OF DECEMBER 31, 2000
                                 -----------------------------------------------              FAIR
DEBT CLASSIFICATION               2001      2002      2003      2004      2005      TOTAL     VALUE
-------------------              -------   -------   -------   -------   -------   -------   -------
Fixed Rate.....................  $3,217    $3,563    $3,946    $4,368    $8,968    $24,062   $23,005
  Average Interest Rate........   10.16%    10.14%    10.12%    10.08%    10.00%
Variable Rate..................  $5,105    $7,805    $   --    $   --    $   --    $12,910   $12,910
  Average Interest Rate........    9.03%     8.78%       --        --        --

     Management believes it will be successful in obtaining its debt covenant waiver for Brookwood based on preliminary discussions with the lender. Therefore, for purposes of this analysis, the debt associated with Brookwood has been reflected in the table above over its scheduled amortization period.

     There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of approximately $689,000 during 2001, assuming that outstanding debt remained at current levels.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

     In addition to Anthony J. Gumbiner, age 56, who serves as Director, Chairman and President, the following individuals also serve as executive officers of the Company:

     William L. Guzzetti, age 57, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of Hallwood Energy since December 1998. He was President, Chief Operating Officer and a director of the general partner of HEP from February 1985 until June 1999 and as President, Chief Operating Officer and a Director of HCRC from May 1991 until June 1999. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He is a member of the Florida Bar and the State Bar of Texas.

     Melvin J. Melle, age 58, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

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

          1. Financial Statements.

             Included in Part II, Item 8. of this report are the following

                Independent Auditors' Report
                Consolidated Balance Sheets, December 31, 2000 and 1999 Consolidated Statements of Operations, Years ended December 31, 2000, 1999 and 1998
                Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 1998, 1999 and 2000
                Consolidated Statements of Cash Flows, Years ended December 31, 2000, 1999 and 1998
                Notes to Consolidated Financial Statements

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

             Form 10-K for the year ended December 31, 2000

          Financial Statements of Hallwood Energy Corporation

             Form 10-K for the year ended December 31, 2000

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

         *10.2           -- Employment Agreement, dated January 1, 1994, between the
                            Company and Melvin John Melle, as incorporated by
                            reference to Exhibit 10.9 to the Company's Form 10-K for
                            the fiscal year ended July 31, 1994, File No. 1-8303.
          10.3           -- Tax Sharing Agreement, dated as of March 15, 1989,
                            between the Company and Brookwood Companies Incorporated
                            is incorporated herein by reference to Exhibit 10.25 to
                            the Company's Form 10-K for the fiscal year ended July
                            31, 1989, File No. 1-8303.
         *10.4           -- Amended Tax-Favored Savings Plan Agreement of the
                            Company, effective as of February 1, 1992, is
                            incorporated herein by reference to Exhibit 10.33 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1992, File No. 1-8303.
         *10.5           -- Hallwood Special Bonus Agreement, dated as of August 1,
                            1993, between the Company and all members of its control
                            group that now, or hereafter, participate in the Hallwood
                            Tax Favored Savings Plan and its related trust, and those
                            employees who, during the plan year of reference are
                            highly-compensated employees of the Company, is
                            incorporated herein by reference to Exhibit 10.34 to the
                            Company's Form 10-K for the fiscal year ended July 31,
                            1994, File No. 1-8303.
         *10.6           -- 1995 Stock Option Plan for The Hallwood Group
                            Incorporated is incorporated herein by reference to
                            Exhibit 4.1 of the Company's Form S-8 Registration
                            Statement, File No. 33-63709.
          10.7           -- Revolving credit loan and security agreement, related
                            revolving credit notes and stock pledge and security
                            agreements, all dated as of December 22, 1999, by and
                            among Brookwood Companies Incorporated, Kenyon
                            Industries, Inc., Brookwood Laminating, Inc. and Key Bank
                            National Association, is incorporated herein by reference
                            to Exhibit 10.7 to the Company's Form 10-K for the year
                            ended December 31, 1999, File No. 1-8303.
          10.8           -- Promissory note and related credit agreement for an
                            $18,000,000 term loan, dated as of December 21, 1999,
                            among HWG, LLC, as borrower, The Hallwood Group
                            Incorporated, as parent guarantor, First Bank Texas,
                            N.A., as Administrative Agent, and Financial
                            Institutions, as Lenders, is incorporated herein by
                            reference to Exhibit 10.8 to the Company's Form 10-K for
                            the year ended December 31, 1999, File No. 1-8303.
         *10.9           -- Financial Consulting Agreement, dated as of December 31,
                            1996, between the Company and HSC Financial Corporation,
                            is incorporated herein by reference to Exhibit 10.22 to
                            the Company's Form 10-K for the year ended December 31,
                            1996, File No. 1-8303.
          10.10          -- Promissory note and related mortgage loan agreement in
                            the original amount of $5,280,000, dated October 31,
                            1997, between Brock Suite Tulsa, Inc., as Maker, and
                            Credit Suisse First Boston Mortgage Capital LLC, as
                            Lender, is incorporated herein by reference to Exhibit
                            10.28 to the Company's Form 10-K for the year ended
                            December 31, 1997, File No. 1-8303.
          10.11          -- Promissory note and related mortgage loan agreement in
                            the original amount of $6,750,000, dated December 24,
                            1997, between Brock Suite Greenville, Inc., as Maker, and
                            L.J. Melody & Company, as Lender, is incorporated herein
                            by reference to Exhibit 10.29 to the Company's Form 10-K
                            for the year ended December 31, 1997, File No. 1-8303.
          10.12          -- Promissory note and related mortgage loan and security
                            agreement in the original amount of $17,250,000, dated
                            September 11, 1998, between Hallwood Hotels -- OKC, Inc.,
                            as Maker, and WMF Capital Corporation, as Lender, is
                            incorporated herein by reference to Exhibit 10.31 to the
                            Company's Form 10-Q for the quarter ended September 30,
                            1998, File No. 1-8303.

          10.13          -- Promissory note and related loan agreement in the
                            original amount of $1,300,000, dated September 11, 1998,
                            between Hallwood Hotels -- OKC Mezz, Inc., as Maker, and
                            Commercial Mortgage Investment Trust, Inc., as Lender, is
                            incorporated herein by reference to Exhibit 10.32 to the
                            Company's Form 10-Q for the quarter ended September 30,
                            1998, File No. 1-8303.
          10.14          -- Agreement, as of May 5, 1999, among The Hallwood Group
                            Incorporated, Epsilon Trust and Brian Troup, is
                            incorporated herein by reference to Exhibit 10.34 to the
                            Company's Form 10-Q for the quarter ended March 31, 1999,
                            File No. 1-8303.
          10.15          -- Amendment to Financial Consulting Agreement, dated as of
                            January 1, 2000, between the Company and HSC Financial
                            Corporation, is incorporated herein by refinance to
                            Exhibit 10.15 to the Company's Form 10-Q for the quarter
                            ended March 31, 2000, File No. 1-8303.
          10.16          -- Convertible Unsecured Promissory Note in the amount of
                            $1,500,000, dated as of March 16, 2000, between Hallwood
                            Investment Company and Hallwood Investments Limited, is
                            incorporated herein by reference to Exhibit 10.16 to the
                            Company's Form 10-Q for the quarter ended March 31, 2000,
                            File No. 1-8303.
          10.17          -- First Amendment to Credit Agreement, dated as of
                            September 11, 2000, by and among HWG, LLC, The Hallwood
                            Group Incorporated, First Bank Texas, N.A., as
                            Administrative Agent, and the Financial Institutions, as
                            Lenders, is incorporated herein by reference to Exhibit
                            10.17 to the Company's Form 10-Q for the quarter ended
                            September 30, 2000, File No. 1-8303.
          10.18          -- Convertible Unsecured Promissory Note in the amount of
                            $1,000,000, dated as of September 15, 2000, between
                            Hallwood Investment Company and Hallwood Investments
                            Limited, is incorporated herein by reference to Exhibit
                            10.18 to the Company's Form 10-Q for the quarter ended
                            September 30, 2000, File No. 1-8303.
          10.19          -- First Amendment to First Amended and Restated Revolving
                            Credit Loan and Security Agreement, dated as of October
                            23, 2000 by and among Key Bank National Association,
                            Brookwood Companies Incorporated and certain
                            subsidiaries, is incorporated herein by reference to
                            Exhibit 10.19 to the Company's Form 10-Q for the quarter
                            ended September 30, 2000, File No. 1-8303.
          10.20          -- Second Amendment to First Amended and Restated Revolving
                            Credit Loan and Security Agreement, dated as of January
                            2, 2001, by and among Key Bank National Association,
                            Brookwood Companies Incorporated and certain
                            subsidiaries, filed herewith.
          10.21          -- Convertible Unsecured Promissory Note in the amount of
                            $1,500,000, dated as of March 30, 2001, between Hallwood
                            Investment Company and Hallwood Investments Limited,
                            filed herewith.
          21             -- Active subsidiaries of the Registrant as of February 28,
                            2001.

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

                                            THE HALLWOOD GROUP INCORPORATED

                                            By:     /s/ MELVIN J. MELLE
                                              ----------------------------------
                                                       Melvin J. Melle
                                                  Vice President -- Finance
                                                   (Principal Financial and
                                                      Accounting Officer)

Dated: April 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 9th day of April 2001.


                 /s/ MELVIN J. MELLE                   Vice President -- Finance (Principal Financial
-----------------------------------------------------    and Accounting Officer)
                  (Melvin J. Melle)

               /s/ ANTHONY J. GUMBINER                 Director, Chairman of the Board and President
-----------------------------------------------------    (Principal Executive and Operating Officer)
                (Anthony J. Gumbiner)

             /s/ CHARLES A. CROCCO, JR.                Director
-----------------------------------------------------
              (Charles A. Crocco, Jr.)

                /s/ J. THOMAS TALBOT                   Director
-----------------------------------------------------
                 (J. Thomas Talbot)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   23

Financial Statements:

  Consolidated Balance Sheets, December 31, 2000 and 1999...   24

  Consolidated Statements of Operations, Years Ended
     December 31, 2000, 1999 and 1998.......................   26

  Consolidated Statements of Changes in Stockholders'
     Equity, Years Ended December 31, 1998, 1999 and 2000...   28

  Consolidated Statements of Cash Flows, Years Ended
     December 31, 2000, 1999 and 1998.......................   29

  Notes to Consolidated Financial Statements................   30

Independent Auditors' Report on Schedules...................   63

Schedules:

  I   Condensed Financial Information of Registrant (Parent
     Company)...............................................   64

  II  Valuation and Qualifying Accounts and Reserves........   69

  All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes

Financial Statements of Hallwood Realty Partners, L.P.

  Form 10-K for the Year Ended December 31, 2000

Financial Statements of Hallwood Energy Corporation

  Form 10-K for the Year Ended December 31, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 2001

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
REAL ESTATE
  Investments in HRP........................................  $  6,973   $  8,232
  Receivables and other assets
     Other..................................................       268        229
     Related parties........................................       165      1,698
                                                              --------   --------
                                                                 7,406     10,159

ENERGY
  Investments in Hallwood Energy............................     7,403      4,927

TEXTILE PRODUCTS
  Inventories...............................................    16,413     18,782
  Receivables...............................................    13,170     12,630
  Property, plant and equipment, net........................     9,785      8,997
  Other.....................................................     2,111        867
                                                              --------   --------
                                                                41,479     41,276

OTHER
  Deferred tax asset, net...................................     7,126      5,580
  Other.....................................................     1,424      1,791
  Restricted cash...........................................       937        901
  Cash and cash equivalents.................................       901        926
                                                              --------   --------
                                                                10,388      9,198
DISCONTINUED OPERATIONS
  Net assets of discontinued operations.....................        --      2,219
                                                              --------   --------

          TOTAL ASSETS......................................  $ 66,676   $ 67,779
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

REAL ESTATE
  Accounts payable and accrued expenses.....................  $    777   $    707

ENERGY
  Accounts payable and accrued expenses.....................        --        465

TEXTILE PRODUCTS
  Loans payable.............................................    12,910     11,545
  Accounts payable and accrued expenses.....................     7,195      8,506
                                                              --------   --------
                                                                20,105     20,051
OTHER
  Senior Secured Term Loan..................................    15,094     18,000
  10% Collateralized Subordinated Debentures................     6,725      6,768
  Interest and other accrued expenses.......................     3,820      3,730
  Convertible loans from stockholder........................     2,500         --
                                                              --------   --------
          Total other liabilities...........................    28,139     28,498

DISCONTINUED OPERATIONS
  Net liabilities of discontinued operations................     4,841         --
                                                              --------   --------
          TOTAL LIABILITIES.................................    53,862     49,721

REDEEMABLE PREFERRED STOCK
  Series B, $.10 par value; 250,000 shares issued and
     outstanding............................................     1,000      1,000

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value; authorized 500,000
     shares; 250,000 shares issued and outstanding as Series
     B......................................................        --         --
  Common stock, $.10 par value; authorized 10,000,000
     shares; issued 2,396,149 shares in both years;
     outstanding 1,424,789 shares in both years.............       240        240
  Additional paid-in capital................................    54,416     54,743
  Accumulated deficit.......................................   (27,924)   (23,007)
  Treasury stock, 971,360 shares in both years; at cost.....   (14,918)   (14,918)
                                                              --------   --------
          TOTAL STOCKHOLDERS' EQUITY........................    11,814     17,058
                                                              --------   --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 66,676   $ 67,779
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
REAL ESTATE
  Fees
     Related parties........................................  $ 6,089   $ 8,110   $ 4,381
     Other..................................................      559       981     1,544
  Equity income (loss) from investments in HRP..............     (162)      412     1,888
                                                              -------   -------   -------
                                                                6,486     9,503     7,813

  Administrative expenses...................................    1,974     2,301     2,075
  Depreciation and amortization.............................      672       672       674
  Interest..................................................       --        --        58
                                                              -------   -------   -------
                                                                2,646     2,973     2,807
                                                              -------   -------   -------
          Income from real estate operations................    3,840     6,530     5,006

ENERGY
  Equity income from investments in Hallwood Energy.........    2,826       380        --
  Gas revenues..............................................       --     1,677     3,652
  Oil revenues..............................................       --       603     1,405
  Other income..............................................       --       235       159
                                                              -------   -------   -------
                                                                2,826     2,895     5,216

  Depreciation, depletion, amortization and impairment......       --       849     1,761
  Operating expenses........................................       --       796     1,533
  Administrative expenses...................................       --       537       968
  Interest..................................................       --       275       547
                                                              -------   -------   -------
                                                                   --     2,457     4,809
                                                              -------   -------   -------
          Income from energy operations.....................    2,826       438       407

TEXTILE PRODUCTS
  Sales.....................................................   73,852    80,704    80,343

  Cost of sales.............................................   62,401    69,095    69,502
  Administrative, selling and other expenses................    9,811     9,124     8,805
  Interest..................................................    1,185       920       938
                                                              -------   -------   -------
                                                               73,397    79,139    79,245
                                                              -------   -------   -------
          Income from textile products operations...........      455     1,565     1,098

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
OTHER
  Interest on short-term investments and other income.......  $    88   $   103   $   153
  Fee income from related parties...........................       --       241       550
  Litigation settlement.....................................       --        --     1,025
                                                              -------   -------   -------
                                                                   88       344     1,728

  Interest expense..........................................    3,098     1,244     1,010
  Administrative expenses...................................    1,837     2,442     2,662
  Loss from redemption of treasury stock....................       --     1,769        --
                                                              -------   -------   -------
                                                                4,935     5,455     3,672
                                                              -------   -------   -------
          Other loss, net...................................   (4,847)   (5,111)   (1,944)
                                                              -------   -------   -------

  Income from continuing operations before income taxes
     (benefit) and extraordinary gain (loss)................    2,274     3,422     4,567
  Income taxes (benefit)....................................   (1,210)   (1,014)   (3,069)
                                                              -------   -------   -------
  Income from continuing operations before extraordinary
     gain (loss)............................................    3,484     4,436     7,636
  Loss from discontinued operations, net of tax.............   (8,266)   (2,957)   (2,050)
                                                              -------   -------   -------
  Income (loss) before extraordinary gain (loss)............   (4,782)    1,479     5,586
  Extraordinary gain (loss) from early extinguishment of
     debt...................................................      (85)      240     1,481
                                                              -------   -------   -------

NET INCOME (LOSS)...........................................   (4,867)    1,719     7,067
  Preferred stock dividends.................................       50        50        50
                                                              -------   -------   -------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS..........  $(4,917)  $ 1,669   $ 7,017
                                                              =======   =======   =======
PER COMMON SHARE
  BASIC
     Income from continuing operations before extraordinary
       gain (loss)..........................................  $  2.41   $  2.34   $  4.03
     Loss from discontinued operations......................    (5.80)    (1.58)    (1.09)
     Extraordinary gain (loss) from early extinguishment of
       debt.................................................    (0.06)     0.13      0.79
                                                              -------   -------   -------
          Net income (loss).................................  $ (3.45)  $  0.89   $  3.73
                                                              =======   =======   =======
  ASSUMING DILUTION
     Income from continuing operations before extraordinary
       gain (loss)..........................................  $  2.25   $  2.31   $  3.89
     Loss from discontinued operations......................    (5.24)    (1.56)    (1.05)
     Extraordinary gain (loss) from early extinguishment of
       debt.................................................    (0.05)     0.13      0.76
                                                              -------   -------   -------
          Net income (loss).................................  $ (3.04)  $  0.88   $  3.60
                                                              =======   =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.....................................................    1,425     1,870     1,882
                                                              =======   =======   =======
  Assuming dilution.........................................    1,579     1,899     1,947
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                               COMMON STOCK
                              --------------   ADDITIONAL                  TREASURY STOCK         TOTAL
                                        PAR     PAID-IN     ACCUMULATED   -----------------   STOCKHOLDERS'
                              SHARES   VALUE    CAPITAL       DEFICIT     SHARES     COST        EQUITY
                              ------   -----   ----------   -----------   ------   --------   -------------
BALANCE, JANUARY 1, 1998....  2,396    $240     $54,743      $(31,693)     503     $ (9,119)     $14,171
  Net income................                                    7,067                              7,067
  Purchase of treasury
     stock..................                                                10         (250)        (250)
  Preferred stock
     dividends..............                                      (50)                               (50)
                              -----    ----     -------      --------      ---     --------      -------
BALANCE, DECEMBER 31,
  1998......................  2,396     240      54,743       (24,676)     513       (9,369)      20,938
  Net income................                                    1,719                              1,719
  Purchase of treasury
     stock..................                                               458       (5,549)      (5,549)
  Preferred stock
     dividends..............                                      (50)                               (50)
                              -----    ----     -------      --------      ---     --------      -------
BALANCE, DECEMBER 31,
  1999......................  2,396     240      54,743       (23,007)     971      (14,918)      17,058
  Net loss..................                                   (4,867)                            (4,867)
  Proportionate share of
     stockholders' equity/
     partners' equity
     transactions of
     affiliated entities....                       (327)                                            (327)
  Preferred stock
     dividends..............                                      (50)                               (50)
                              -----    ----     -------      --------      ---     --------      -------
BALANCE, DECEMBER 31,
  2000......................  2,396    $240     $54,416      $(27,924)     971     $(14,918)     $11,814
                              =====    ====     =======      ========      ===     ========      =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $(4,867)  $  1,719   $  7,067
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation, depletion, amortization and impairment....    2,071      2,716      3,822
    Equity income from investments in Hallwood Energy.......   (2,826)      (380)        --
    Equity (income) loss from investments in HRP............      162       (412)    (1,888)
    Net change in deferred tax asset........................   (1,546)    (1,318)    (4,262)
    Extraordinary gain (loss) from early extinguishment of
      debt..................................................       85       (240)    (1,481)
    Amortization of deferred gain from debenture
      exchanges.............................................      (43)      (439)      (504)
    Preferred dividends from Hallwood Energy................       11         22         --
    Loss from redemption of treasury stock..................       --      1,769         --
    Distributions from HEP..................................       --        545      2,199
    Undistributed income from HEP...........................       --       (484)    (2,472)
    Net change in other assets and liabilities..............    2,070     (2,104)       655
    Net change in textile products assets and liabilities...      300     (2,186)     3,675
    Net change in energy assets and liabilities.............       --       (411)      (228)
    Discontinued operations:
      Depreciation and amortization.........................    3,010      2,896      3,184
      Impairment for long-lived assets......................    4,000         --         --
      Net change in deferred tax asset......................      341        445        (46)
      Net change in other hotel assets and liabilities......    1,473        282       (536)
                                                              -------   --------   --------
         Net cash provided by operating activities..........    4,241      2,420      9,185

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in textile products property and equipment....   (1,735)    (1,377)    (1,009)
  Payments for textile products business acquisition........   (1,479)        --         --
  Purchase of minority shares of HEC........................     (465)        --         --
  Proceeds from sale of HEC preferred stock.................      303         --         --
  Investment in HEP by general partner......................       --        (50)      (171)
  Investments in energy property and equipment..............       --         (8)      (298)
  Discontinued operations:
    Purchase of hotel properties and related assets.........   (1,250)      (861)   (21,845)
    Net change in restricted cash from investing
      activities............................................      281       (274)      (219)
                                                              -------   --------   --------
         Net cash used in investing activities..............   (4,345)    (2,570)   (23,542)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings and loans payable...........    4,500     29,545         --
  Repayment of bank borrowings and loans payable............   (3,541)   (12,667)    (5,500)
  Payment of preferred stock dividends......................      (50)       (50)       (50)
  Net change in restricted cash from financing activities...      (36)      (901)        --
  Redemption of 7% Debentures...............................       --    (14,088)    (2,146)
  Payment of deferred loan costs............................       --     (1,011)        --
  Purchase of common stock for treasury.....................       --         --       (250)
  Discontinued operations:
    Proceeds from bank borrowings and loans payable.........       --         --     18,550
    Repayment of bank borrowings and loan payable...........     (794)      (521)      (215)
                                                              -------   --------   --------
         Net cash provided by financing activities..........       79        307     10,389
                                                              -------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (25)       157     (3,968)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      926        769      4,737
                                                              -------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   901   $    926   $    769
                                                              =======   ========   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (AMEX:HWG), a Delaware corporation, is a diversified holding company and classifies its business operations into three business segments: real estate, energy and textile products. Financial information for each industry segment in which the Company operates is set forth in Note 19 to the consolidated financial statements. In December 2000, the Company decided to discontinue and dispose of its hotel segment. Accordingly, the Company's hotel operations are reported herein as a discontinued operation. Historical results of the hotel segment have been reclassified to segregate the discontinued operations from continuing operations.

     As of December 31, 2000, the Company has 1,424,789 shares of common stock and 250,000 shares of redeemable preferred stock outstanding.

     The Company's real estate activities are conducted primarily through wholly-owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly traded master limited partnership. Revenues are generated through the Company's pro rata share of earnings of HRP on the equity method of accounting and the receipt of management fees, leasing commissions and other fees from HRP.

     The Company's energy revenues are received as a result of its pro rata share of earnings of Hallwood Energy Corporation ("Hallwood Energy"), a publicly traded oil and gas company, on the equity method of accounting.

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

     The significant accounting policies of the Company, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries:

         Ashford Bromley, Inc.
         Brock Suite Greenville, Inc.
         Brock Suite Hotels, Inc.
         Brock Suite Huntsville, Inc.
         Brock Suite Tulsa, Inc.
         Brookwood Companies Incorporated
         Brookwood Laminating, Inc.
         HCRE California, Inc.
         HEPGP Ltd.
         HWG, LLC
         HWG 95 Advisors, Inc.
         HWG 98 Advisors, Inc.
         HWG Holding One, Inc.
         HWG Holding Two, Inc.
         HWG Realty Investors, LLC
         HSC Securities Corporation
         Hallwood Commercial Real Estate, LLC
         Hallwood G.P., Inc.
         Hallwood Hotels, Inc.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         Hallwood Hotels -- OKC, Inc.
         Hallwood Hotels -- OKC Mezz, Inc
         Hallwood-Integra Holding Company
         Hallwood Investment Company
         Hallwood-Kenyon Holding Company
         Hallwood Realty, LLC
         Kenyon Industries, Inc.
         Land and Ocean III, Inc.
         XtraMile, Inc.

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

  (c) Other Comprehensive Income

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

  (e) Investment in Energy Affiliate

     Prior to the Energy Consolidation in June 1999 discussed in Note 2, the Company consolidated the operations of HEP. Subsequently, the Company utilizes the equity method of accounting, since it exercises significant influence over the operations and financial policies of its Hallwood Energy Corporation affiliate.

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

     Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment was recognized. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions.

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

  (g) Purchase Price in Excess of Fair Value of Net Assets Acquired

     The purchase price in excess of fair value of net assets acquired in business acquisitions is amortized over the expected period of benefit. The excess of the Company's share of the underlying equity in the net assets of HRP over its investment is amortized on a straight line basis over a period of 19 years. The excess of the Company's share of the underlying equity in the net assets of Hallwood Energy over its investment is amortized at a rate which approximates the depletion of Hallwood Energy's reserves.

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

     Depreciation of textile products buildings, equipment and improvements is computed on the straight-line method. Buildings and improvements are depreciated over a period of 15 to 20 years. Equipment is depreciated over a period of 3 to 10 years.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

  (k) Inventories

     Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market.

  (l) Statement of Cash Flows

     The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within ninety days from the date of purchase.

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

  (o) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

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

  (q) Computation of Earnings (Loss) Per Common Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding.

     Earnings (loss) per common share assuming dilution is computed by dividing net income (loss) available to common stockholders, adjusted for the impact of convertible loans, by the weighted average of shares and potential shares outstanding.

     Convertible loans described in Note 4 are considered to be potential common shares. The number of potential common shares from assumed loan conversion is computed using the "if-converted method." Stock options described in Note 8 are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the "treasury stock method."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

  (r) Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

  (s) New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended by SFAS No. 137 -- Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No.
138 -- Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     The Company adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined it did not directly have any derivative instruments, however HRP and Hallwood Energy do have such instruments. Accordingly, the Company will be required to record its proportional share of any impact of these instruments in accordance with the equity method of accounting..

     HRP determined it had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative, will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and, accordingly, the impact of the adoption of these standards is the amount of the difference between the carrying value and the fair value of the interest rate cap.

     Hallwood Energy determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since Hallwood Energy's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings.

     The adoption of SFAS No. 133 as of January 1, 2001 on the Company's financial statements resulted in the recognition of net reductions in the carrying value of its investments in Hallwood Energy and HRP of $4,312,000 and $42,000, respectively, with a net-of-tax cumulative effect adjustment of $4,354,000.

     The accounting profession continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management is unable to determine the effects of such issues at this time.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company adopted Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB No. 101"), in the fourth quarter of 2000. The adoption of SAB No. 101 had no impact on the financial position or operations of the Company.

  (t) Discontinued Operations

     During December 2000, the Company adopted a plan to discontinue and dispose of its hotel operations. These operations have been reported as a separate component of operations and the assets and liabilities have been combined and included in net assets or net liabilities of discontinued operations in the balance sheet.

NOTE 2 -- INVESTMENTS IN AFFILIATES (DOLLAR AMOUNTS IN THOUSANDS):

                                        DECEMBER 31, 2000     AMOUNT AT WHICH
                                       --------------------     CARRIED AT       INCOME (LOSS) FOR YEARS
                                       NUMBER OF   COST OR     DECEMBER 31,        ENDED DECEMBER 31,
BUSINESS SEGMENTS AND                  UNITS OR    ASCRIBED   ---------------   -------------------------
DESCRIPTION OF INVESTMENTS              SHARES      VALUE      2000     1999     2000     1999     1998
--------------------------             ---------   --------   ------   ------   -------   -----   -------
REAL ESTATE AFFILIATE
HALLWOOD REALTY PARTNERS, L.P. (A)
   --  General partner interest......              $ 8,650    $2,529   $3,243   $   11    $ 51    $   77
   --  Limited partner interest......    330,432     4,302     4,444    4,989     (173)    361     1,811
                                                   -------    ------   ------   ------    ----    ------
          Totals.....................              $12,952    $6,973   $8,232   $ (162)   $412    $1,888
                                                   =======    ======   ======   ======    ====    ======
ENERGY AFFILIATE
HALLWOOD ENERGY CORPORATION (B)
   --  Common stock..................  1,440,000   $ 5,397    $7,403   $4,624   $2,815    $358
   --  Preferred stock...............                   --        --      303       11      22
                                                   -------    ------   ------   ------    ----
          Totals.....................              $ 5,397    $7,403   $4,927   $2,826    $380
                                                   =======    ======   ======   ======    ====

     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company, but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

     (A) As of December 31, 2000, the Company owned a 1% general partner interest and a 21% limited partner interest in HRP.

          In November 1990, the Company, through its former wholly owned subsidiary Hallwood Realty Corporation ("HRC"), acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into Hallwood Realty Partners, L.P. ("HRP"). See Note 13. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income (loss), the Company also records amortization of the amount, $4,849,000, that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over 19 years. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, and its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such non-cash adjustments, from the original date of investment through December 31, 2000, resulted in a $1,660,000 decrease in the carrying value of the HRP investment. In 2000 and 1998, the Company also recognized an extraordinary loss of $85,000 and an extraordinary gain of $1,374,000, respectively, from the recognition of the Company's pro-rata share of HRP's extraordinary gains (losses) from early extinguishment of debt in each of those years.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Beginning November 1993, the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $672,000 for each of the years ended December 31, 2000, 1999 and 1998.

          During 1998, management completed a consolidation of the Company's real estate assets into a new structure. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not affect the carrying value of the investments.

          In December 1999, the Company distributed 82,608 HRP limited partner units in connection with the Separation Agreement discussed in Note 9. The Company has pledged 300,397 HRP limited partner units to collateralize the Senior Secured Term Loan and the remaining 30,035 units to secure certain capital leases.

          The quoted market price per unit and the carrying value per limited partner unit (AMEX:HRY) at December 31, 2000 were $46.25 and $13.45, respectively. The general partner interest is not publicly traded.

          The following table sets forth summarized financial data of Hallwood Realty Partners, L.P. as of and for the three years ended December 31, 2000 (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Balance Sheet Data
  Real estate property, net..........................  $206,392   $192,814   $175,779
  Total assets.......................................   254,504    230,386    214,023
  Mortgages payable..................................   200,096    171,312    162,078
  Total partners' capital............................    44,490     48,696     44,634

Statement of Operations Data
  Revenue............................................  $ 67,292   $ 59,645   $ 56,680
  Income before extraordinary gain (loss)............        90      4,062      6,246
  Net income (loss)..................................      (299)     4,062     11,593

          The data used to compile the above table was obtained from Securities and Exchange Commission filings on Form 10-K.

     (B) As of December 31, 2000, the Company owned a 15% common stock interest in Hallwood Energy Corporation.

          In December 1998, Hallwood Energy Partners, L.P. ("HEP") and its affiliate, Hallwood Consolidated Resources Corporation ("HCRC") jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company (the "Energy Consolidation ") into a new, publicly-traded entity to be called Hallwood Energy Corporation ("Hallwood Energy"). In June 1999, Hallwood Energy announced that the consolidation was approved and completed. At its inception, the common stock of Hallwood Energy was owned 56% by the Class A unitholders of HEP, 26% by the stockholders of HCRC and 18% by the Company. HEP's Class C unitholders received redeemable preferred stock in Hallwood Energy. The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in Hallwood Energy, in exchange for the contribution of its energy interests. In December 1999, the Company distributed 360,000 shares of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Hallwood Energy common stock in connection with the Separation Agreement discussed in Note 9 and, in February 2000, sold all of its preferred stock to Hallwood Energy at its carrying value.

          The assets and liabilities of the Company's energy business were combined at the consolidation date to establish the carrying value of the initial investment in Hallwood Energy of $5,700,000 as follows (in thousands):

Oil and gas properties.....................................  $10,809
Current assets of HEP......................................    3,267
Noncurrent assets of HEP...................................    1,194
Receivables and other assets...............................       64
Long-term obligations of HEP...............................   (6,872)
Current liabilities of HEP.................................   (2,160)
Accounts payable and accrued expenses......................     (602)
                                                             -------
          Carrying value of initial investment.............  $ 5,700
                                                             =======

          As of the June 1999 consolidation date, the Company no longer proportionally consolidates its energy business. The Company accounts for its investment in Hallwood Energy using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also records its preferred dividends (prior to the February 2000 sale of its preferred stock). Additionally, the Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment on the consolidation date by $4,391,000, which is being amortized at a rate which approximates the depletion rate of Hallwood Energy's reserves. The Company also records its pro-rata share of any capital transactions. The cumulative amount of such adjustments from the consolidation date through December 31, 2000, resulted in a $36,000 decrease in the carrying amount of the investment.

          On March 30, 2001, Hallwood Energy Corporation announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., will acquire all the outstanding shares of common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction, which is subject to a number of conditions, is structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement.

          The quoted market price and the carrying value per common share (NASDAQ: HECO) at December 31, 2000 were $9.50 and $5.14, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

          The following table sets forth summarized financial data of Hallwood Energy as of and for the three years ended December 31, 2000 (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Balance Sheet Data
  Oil and gas properties, net........................  $164,505   $181,621   $105,005
  Total assets.......................................   197,767    212,774    139,091
  Loans payable......................................    79,387    109,357     49,700
  Total stockholders' equity.........................    89,261     75,387     62,632

Statement of Operations Data
  Revenue............................................  $ 83,280   $ 56,881   $ 43,586
  Net income (loss)..................................    17,923      2,880    (13,895)
  Net income (loss) to common stockholders...........    15,652        512    (16,359)

     The data used to compile the above table was obtained from Securities and Exchange Commission filings on Form 10-K.

NOTE 3 -- RESTRICTED CASH

     Restricted cash, of $937,000 and $901,000 at December 31, 2000 and 1999, respectively, represents a deposit to secure a litigation claim.

NOTE 4 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Textile Products
  Revolving credit facility, prime + .25% or Libor + 3.00%,
     due December 2002......................................  $10,937   $11,545
  Acquisition credit facility, prime + 1.00% Libor +3.25%,
     due December 2002......................................    1,000        --
  Equipment credit facility, prime +.25% or Libor +2.75%,
     due October 2005.......................................      973        --
                                                              -------   -------
                                                               12,910    11,545
Other
  Senior Secured Term Loan, 10.25% fixed, due December
     2004...................................................   15,094    18,000
  Convertible loans from stockholder, 10% fixed, due March
     2005 and September 2005................................    2,500        --
                                                              -------   -------
                                                               17,594    18,000
Discontinued Operations -- Hotels
  Term loan, 7.5%, fixed, due October 2008..................   16,742    16,968
  Term loan, 7.86% fixed, due January 2008..................    6,512     6,577
  Term loan, 8.20% fixed, due November 2007.................    5,093     5,142
  Capital leases, 12.18% fixed, due December 2004...........    1,774     2,085
  Term loan, Libor + 7.5%, due October 2005.................    1,003     1,146
                                                              -------   -------
                                                               31,124    31,918
                                                              -------   -------
          Total.............................................  $61,628   $61,463
                                                              =======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Further information regarding loans payable is provided below:

  TEXTILE PRODUCTS

     Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base as defined in the agreement. As of December 31, 2000, Brookwood had an additional $2,231,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement expires in December 2002 and bears interest at Brookwood's option of one-quarter percent over prime (9.75% at December 31, 2000) or Libor plus 3.0% (9.58% at December 31, 2000). The loan agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company. The outstanding balance at December 31, 2000 was $10,937,000.

     At June 30, 2000 and September 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained a waiver of the violation. The waiver provides for an increase of 0.50% in interest rates on the revolving credit facility and the acquisition credit facility, effective October 2000, restrictions on the payments to the parent company and certain other restrictive provisions. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At December 31, 2000, Brookwood was in compliance with its coverage ratio covenant, however, it is anticipated that Brookwood will not achieve its coverage ratio for the first quarter of 2001. Management has held discussions with its bank and anticipates receipt of a waiver of this covenant violation.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. This facility bears interest at one percent over the prime rate (10.50% at December 31, 2000). The outstanding balance at December 31, 2000 was $1,000,000.

     Equipment Credit Facility. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. The facility bears interest at Libor plus 2.75 (9.37% at December 31, 2000). The outstanding balance at December 31, 2000 was $973,000.

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

     At June 30, 2000, the Company was not in compliance with a coverage ratio covenant contained in the Senior Secured Term Loan. Management obtained a waiver as part of a formal loan amendment, which

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES incorporates certain modifications to the covenant calculation. At December 31, 2000, the Company was in compliance with the loan covenants for the Senior Secured Term Loan, however, projections indicated that the Company may not be able to maintain its cash flow coverage ratio covenants during 2001. The Company initiated discussions with its lender and has entered into a loan amendment, which modified the covenant for 2001 for the Senior Secured Term Loan. Management believes that it will satisfy the new coverage ratio covenant for 2001, based upon currently available projections.

     Convertible Loans from Stockholder. In March 2000 and September 2000, the Company entered into loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, in the amount of $1,500,000 and $1,000,000, respectively. Significant terms include: (i) term of five years;
(ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured and subordinated to the Senior Secured Term Loan; and (v) convertible into common stock twelve months after date of issuance, if not previously repaid, at $10.13 per share (March loan) and $6.47 per share (September loan), which was 115% of the market price on the date each loan was approved by the Company's independent board members. In March 2001, the Company entered into an additional loan agreement under similar terms and conditions in the amount of $1,500,000, with a conversion price of $6.12 per share.

  DISCONTINUED OPERATIONS -- HOTELS

     The Company's hotel segment, principally the three GuestHouse Suites Plus hotels, experienced cash flow difficulties during 2000 due to weaker occupancy and average daily rates. Management discontinued the payment of the mortgage and/or lease payments on the GuestHouse properties in October 2000, and commenced discussion with the parties regarding loan or lease modifications. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. The term loans on the hotel properties are non-recourse and will be repaid from sales proceeds, if any, or extinguished upon completion of foreclosure proceedings initiated by the lenders. The capital lease obligations will be repaid by the sale of leased property or other considerations. See Note 6.

     Term Loans. In September 1998, the Company's Hallwood Hotels -- OKC, Inc. subsidiary entered into a mortgage loan for $17,250,000, to purchase the Embassy Suites hotel in Oklahoma City, Oklahoma. The mortgage loan includes the following significant terms: (i) fixed interest rate of 7.5%; (ii) monthly loan payments of $127,476, based upon a 25-year amortization schedule, with a maturity date of October 2008; (iii) prepayment permitted after November 2000, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 2000 was $16,742,000.

     Concurrently, the Company's Hallwood Hotels -- OKC Mezz, Inc. subsidiary entered into a mezzanine loan for $1,300,000, related to the purchase of the Embassy Suite hotel. Significant terms include: (i) interest rate of Libor plus 7.5% (13.15% at December 31, 2000), subject to an interest rate agreement which caps the interest rate at 15%; (ii) maturity date of October 2005; and (iii) prepayment permitted at any time without penalty, upon 30-day notice to lender. The outstanding balance at December 31, 2000 was $1,003,000.

     Term Loan. In December 1997, the Company's Brock Suite Greenville, Inc. subsidiary entered into a new $6,750,000 mortgage loan, collateralized by the GuestHouse Suites Plus hotel located in Greenville, South Carolina, which replaced the former term loan. Significant terms include: (i) fixed interest rate of 7.86%; (ii) monthly loan payments of $51,473, based upon 25-year amortization schedule, with a maturity date of January 2008; (iii) prepayment permitted after December 1999, subject to yield maintenance provisions and (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 2000 was $6,512,000.

     Term Loan. In October 1997, the Company's Brock Suite Tulsa, Inc. subsidiary entered into a new $5,280,000 mortgage loan collateralized by the GuestHouse Suites Plus hotel in Tulsa, Oklahoma. Significant

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES terms include: (i) fixed interest rate of 8.20%; (ii) monthly loan payments of $41,454, based upon 25-year amortization schedule, with a maturity date of November 2007; (iii) prepayment permitted after October 2001, subject to yield maintenance provisions; and (iv) various other financial and non-financial covenants. The outstanding balance at December 31, 2000 was $5,093,000.

     Capital Leases. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for the three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding balance at December 31, 2000 was $1,774,000.

     Schedule of Maturities. Maturities of loans payable and 10% Debentures for the next five years are as presented below (in thousands):

YEARS ENDED                     TEXTILE    SENIOR SECURED   STOCKHOLDER      10%
DECEMBER 31,                    PRODUCTS     TERM LOAN         LOANS      DEBENTURES    TOTAL
------------                    --------   --------------   -----------   ----------   -------
2001..........................  $ 5,105       $ 3,217         $   --        $   --     $ 8,322
2002..........................    7,182         3,563             --            --      10,745
2003..........................      201         3,946             --            --       4,147
2004..........................      221         4,368             --            --       4,589
2005..........................      201            --          2,500         6,468       9,169
                                -------       -------         ------        ------     -------
          Total...............  $12,910       $15,094         $2,500        $6,468(a)  $36,972(b)
                                =======       =======         ======        ======     =======

---------------

(a) Maturity of 10% Debentures excludes unamortized gain of $300,000 from the 1998 Exchange Offer.

(b) Excludes $31,124,000 of debt associated with the Company's hotel segment which is considered a discontinued operation at December 31, 2000. The debt is considered currently payable due to the existing loan defaults.

NOTE 5 -- DEBENTURES

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Balance sheet amounts for the 10% Debentures are detailed below (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
10% Debentures (face amount)................................  $6,468   $6,468
Unamortized gain from exchange, net of accumulated
  amortization..............................................     257      300
                                                              ------   ------
          Totals............................................  $6,725   $6,768
                                                              ======   ======

     7% Collateralized Senior Subordinated Debentures. In March 1993, the Company completed an exchange offer (the "1993 Exchange Offer") whereby $27,481,000 of its then outstanding 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face amount. Interest was payable quarterly in arrears in cash. The 7% Debentures were secured by a pledge of the capital stock of the Brookwood and Hallwood Hotels subsidiaries.

     The concessions given the Company by 13.5% debentureholders in the 1993 Exchange Offer were accounted for as a modification of an existing obligation and no current period gain was recognized. The unrecognized gain of $4,220,000, was being amortized, using the constant effective interest rate method over the term of the 7% Debentures. The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and was amortized as a reduction of interest expense. This amortization resulted in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain was $399,000 and $492,000 for the years ended December 31, 1999 and 1998, respectively.

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

     In December 1999, the Company announced the full redemption (the "Redemption") of its outstanding 7% Debentures of $14,088,000 on January 21, 2000 (the "Redemption Date"). The redemption price was 100% of the face amount plus accrued and unpaid interest to the Redemption Date. Funding for the Redemption was provided by proceeds from the new Senior Secured Term Loan. In accordance with the terms of the indenture, the funds were irrevocably transferred to the trustee in December 1999, and the obligation was effectively extinguished and collateral released. The Redemption was actually completed by the trustee on January 21, 2000 on which date the 7% Debentures were retired and canceled. The Company recognized an extraordinary gain from debt extinguishment of $240,000 during 1999 from the Redemption, representing the remaining balance of the unrecognized gain at that date.

NOTE 6 -- DISCONTINUED OPERATIONS

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, in December 2000 the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of long lived assets of $4,000,000 to their estimated fair market values, which is included in the loss from discontinued operations in the statement of operations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites Hotel in Sarasota, Florida. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites Hotel in Oklahoma City, Oklahoma, respectively. The Company is presently in negotiations with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama regarding the disposition of that leased property. The Company anticipates that it will not receive any amounts in excess of the non-recourse debt outstanding.

     Following is summary financial information for the Company's discontinued hotel operations (in thousands):

     Net Liabilities (Assets) of Discontinued Operations:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Loans payable...............................................  $ 31,124   $ 31,918
Accounts payable and accrued expenses.......................     3,140      2,021
Properties, net.............................................   (25,783)   (31,509)
Receivables and other assets................................    (1,639)    (2,026)
Restricted cash.............................................      (701)      (982)
Deferred tax asset..........................................    (1,300)    (1,641)
                                                              --------   --------
          Net liabilities (assets) of discontinued
            operations......................................  $  4,841   $ (2,219)
                                                              ========   ========

     Loss from Discontinued Operations:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Sales...................................................  $18,379   $21,894   $21,130

Expenses
  Operating expenses....................................   16,479    19,013    18,552
  Impairment of long lived assets.......................    4,000        --        --
  Depreciation and amortization.........................    3,010     2,896     3,184
  Interest expense......................................    2,700     2,497     1,490
  Deferred income taxes (benefit).......................      341       445       (46)
  Other disposition costs...............................      115        --        --
                                                          -------   -------   -------
          Total expenses................................   26,645    24,851    23,180
                                                          -------   -------   -------
  Loss from discontinued operations.....................  $ 8,266   $ 2,957   $ 2,050
                                                          =======   =======   =======

     During calendar 2001 the Company anticipates the recording of extraordinary gains from debt extinguishment as hotel dispositions are completed. The Company estimates that results of discontinued operations from the December 31, 2000 measurement date to the expected final disposition date will be a loss of $134,000. Such amount was not accrued as these operating losses will be offset by anticipated gains and will therefore be recognized when the gains are realized.

NOTE 7 -- REDEEMABLE PREFERRED STOCK

     The Company has outstanding 250,000 shares of preferred stock (the "Series B Preferred Stock"). The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share (total amount of $50,000), which have been paid in each of the years between 1996 and 2000. For the first five years,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES dividends are cumulative and the payment of cash dividends on any common stock is prohibited before the full payment of any accrued dividends. Thereafter, dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

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

     Treasury Stock. During 1999 the Company redeemed 457,794 shares of common stock in connection with the Separation Agreement discussed in Note 9. During 1998, the Company repurchased 10,509 shares of its common stock from the estate of a former director at a cost of $250,000. As of December 31, 2000 and 1999, the Company held 971,360 treasury shares.

     Stock Options. All options under the 1995 Stock Option Plan for The Hallwood Group Incorporated are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company's common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant. In May 2000, the Board of Directors granted the 70,800 available options to purchase common stock under the 1995 Stock Option Plan. During 1999, the Company reacquired 55,800 options from its former president, pursuant to the Separation Agreement described in Note 9. During 1998, the Company reacquired 15,000 options from the estate of a former director at a cost of $144,700 which was expensed.

     A summary of options granted and the changes therein during the years ended December 31, 2000 and 1999 are presented below:

                                                      YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------
                                        2000                    1999                    1998
                                ---------------------   ---------------------   ---------------------
                                             WEIGHTED                WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE                 AVERAGE
                                  NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                OF OPTIONS    PRICE     OF OPTIONS    PRICE     OF OPTIONS    PRICE
                                ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of
  year........................   133,200      $13.25     189,000      $13.06     204,000      $13.16
Granted.......................    70,800       10.31          --          --
Exercised.....................        --          --          --          --
Forfeited.....................        --          --          --          --
Reacquired....................        --          --     (55,800)      12.60     (15,000)      13.70
                                 -------      ------     -------      ------     -------      ------
Outstanding, end of year......   204,000      $12.23     133,200      $13.25     189,000      $13.06
                                 =======      ======     =======      ======     =======      ======
Options exercisable, at end of
  year........................   204,000      $12.23     133,200      $13.25     189,000      $13.06
                                 =======      ======     =======      ======     =======      ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Below is the status of the 1995 Stock Option Plan as of December 31, 2000:

Total authorized............   204,000
Less: Number granted, not
  exercised:
  May 2000..................   (70,800)  Exercise price of $10.31, expiring May 2010
  September 1997............   (66,600)  Exercise price of $17.37, expiring September 2007
  February 1997.............   (12,375)  Exercise price of $15.00, expiring February 2007
  September 1996............   (41,850)  Exercise price of $7.83, expiring September 2006
  June 1995.................   (12,375)  Exercise price of $7.67, expiring June 2005
                              --------
          Sub-total.........  (204,000)
                              --------
Total available.............        --
                              ========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 -- Accounting for Stock Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the options. Had compensation costs for the options been determined, based on the fair value at the grant date, for the awards under the 1995 Stock Option Plan consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the year ended December 31, 2000 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Net income (loss) available to common stockholders -- as
  reported.................................................  $(4,917)
Net income (loss) available to common stockholders -- pro
  forma....................................................  $(5,316)
Net income (loss) per common share -- as reported
  Basic....................................................    (3.45)
  Assuming dilution........................................    (3.04)
Net income (loss) per common share -- pro forma
  Basic....................................................    (3.73)
  Assuming dilution........................................    (3.29)

     The fair value of options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%, expected life of 5 years and no distribution yield. The Company issued options for 70,800 shares of common stock in 2000 which vested immediately and did not issue options during 1999 or 1998. The weighted average fair value of the options granted during 2000 was $399,000. All options previously issued were fully vested.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Earnings (Loss) Per Common Share. The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income (loss) for the basic and assuming dilution methods (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
INCOME AVAILABLE TO COMMON STOCKHOLDERS
Income from continuing operations..........................  $3,484   $4,436   $7,636
Less preferred stock dividends.............................     (50)     (50)     (50)
                                                             ------   ------   ------
Income from continuing operations -- basic.................   3,434    4,386    7,586
Impact of assumed loan conversions.........................     123       --       --
                                                             ------   ------   ------
Income available to common stockholders....................  $3,557   $4,386   $7,586
                                                             ======   ======   ======
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic......................................................   1,425    1,870    1,882
Incremental shares from assumed loan conversions...........     154       --       --
Assumed issuance of shares from exercise of stock
  options..................................................      --       82      189
Assumed repurchase of shares from stock options proceeds...      --      (53)    (124)
                                                             ------   ------   ------
Assuming dilution..........................................   1,579    1,899    1,947
                                                             ======   ======   ======

NOTE 9 -- LOSS FROM REDEMPTION OF TREASURY STOCK

     In May 1999, the Company announced that it had reached an agreement with Mr. Brian M. Troup, former president and director of the Company, regarding a separation of their interests (the "Separation Agreement"). Among other things, the Separation Agreement was conditioned on completion of the Energy Consolidation and a satisfactory refinancing of the 7% Debentures. The Energy Consolidation was completed in June 1999 and the redemption of the 7% Debentures was effectively completed in December 1999. Since all conditions were satisfied, the Separation Agreement became effective at that time.

     Mr. Troup held options to purchase 55,800 shares of the Company's common stock and the Epsilon Trust owned 457,794 shares of the Company's common stock. Mr. Troup surrendered his options, the trust surrendered all of its shares of common stock to the Company and Mr. Troup resigned from all positions with the Company, HRP and Hallwood Energy.

     In exchange, the Company transferred to the trust or Mr. Troup (i) 82,608 units of HRP, (ii) 360,000 shares of common stock of Hallwood Energy, and (iii) all of the Company's interests in the Enclave condominium hotel located in Orlando, Florida and any other condominium hotel project then in process. In addition, the Company agreed to pay quarterly to Mr. Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000, subject to termination in certain events. The Company had the right to purchase all of the HRP units and Hallwood Energy shares at the then current trading price for a period of six months after the effective date of the Separation Agreement. In May 2000, the Company consented to the direct repurchase of the HRP units and Hallwood Energy shares by HRP and Hallwood Energy, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The fair market value of assets distributed were as follows (in thousands):

82,608 HRP limited partnership units.......................  $ 4,172
360,000 shares of Hallwood Energy common stock.............    1,665
Interest in all condominium hotel assets...................    1,723
Present value of future cash payments......................    3,197
                                                             -------
          Total............................................  $10,757
                                                             =======

     The loss from redemption of treasury stock of $1,769,000 was comprised of two components. A gain, resulting from a step-up in basis, was recorded to the extent of the excess of fair market value of assets distributed over their previous carrying values. The gain of $3,439,000 included $2,905,000 from the step-up of 82,608 units of HRP and $534,000 from the step-up of 360,000 shares of common stock of Hallwood Energy. A loss of $5,208,000 was recognized to the extent of the excess of fair market value of assets distributed of $10,757,000 over the $5,549,000 publicly-traded market value of the treasury shares redeemed.

     A summarized table is presented below (in thousands):

Excess of fair market value of assets distributed over
  publicly-traded market value of treasury shares
  redeemed.................................................  $ 5,208
Gain from step-up in basis of assets distributed...........   (3,439)
                                                             -------
  Loss from redemption of treasury stock...................  $ 1,769
                                                             =======

NOTE 10 -- INCOME TAXES

     The following is a summary of the income tax provision or (benefit) (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     1999     1998
                                                            -------   -----   -------
Federal
  Deferred tax (benefit)..................................  $(1,205)  $(873)  $(4,308)
  Current tax.............................................       46      71       745

State.....................................................      290     233       448
                                                            -------   -----   -------
          Total...........................................  $  (869)  $(569)  $(3,115)
                                                            =======   =====   =======

     The above amounts are inclusive of the related income tax expense (benefit) associated with the discontinued operations. Income tax expense (benefit) from continuing operations and discontinued operations are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Continuing operations...................................  $(1,210)  $(1,014)  $(3,069)
Discontinued operations.................................      341       445       (46)
                                                          -------   -------   -------
          Total.........................................  $  (869)  $  (569)  $(3,115)
                                                          =======   =======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Reconciliations of the expected tax (or benefit) at the statutory tax rate to the effective tax or (benefit) are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Expected tax or (benefit) at the statutory tax rate.....  $(1,949)  $   391   $ 1,344
Increase (decrease) in deferred tax asset valuation
  allowance.............................................      928    (3,607)   (9,092)
State taxes.............................................      191       154       296
Foreign loss not taxable................................       50         3        (3)
Redemption of treasury stock............................       --     2,639        --
Alternative minimum tax.................................       --        71       745
Expired NOLs............................................       --        --     3,309
Other...................................................      (89)     (220)      286
                                                          -------   -------   -------
          Effective tax or (benefit)....................  $  (869)  $  (569)  $(3,115)
                                                          =======   =======   =======

     As a result of the expected loss from the Company's plan to dispose of the hotel business segment during 2001, offset by appreciation in the market value of the HRP limited partner units and Hallwood Energy shares, and projected income from operations, management has determined that the deferred tax asset should be adjusted to reflect the anticipated utilization of net operating loss carryforwards ("NOLs") from assumed realization of the gains and projected income from operations. Accordingly, the Company recorded a deferred tax benefit of $1,205,000 in 2000 and a deferred tax benefit of $873,000 in 1999, which increased the deferred tax asset to $8,426,000 ($1,300,000 attributable to discontinued operations) at December 31, 2000 from $7,221,000 ($1,641,000 attributable to discontinued operations) at December 31, 1999 and increased it from $6,348,000 ($2,086,000 attributable to discontinued operations) at December 31, 1998 from $2,040,000 at December 31, 1997.

     The Company incurred no federal alternative minimum tax for the year ended December 31, 2000 due to federal tax losses, however current federal taxes of $46,000 were incurred by certain subsidiaries, not included in the Company's consolidated federal tax return. The Company incurred a federal alternative minimum tax of $71,000 and $745,000 for the years ended December 31, 1999 and 1998, respectively, due to utilization of NOLs to offset taxable income. The accrued income tax payable of $223,000 and $195,000 at December 31, 2000 and 1999, respectively, is included in the interest and other accrued expenses line item of the Company's balance sheet.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                          DEFERRED TAX ASSET, NET
                                              -----------------------------------------------
                                                DECEMBER 31, 2000        DECEMBER 31, 1999
                                              ----------------------   ----------------------
                                               ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                              --------   -----------   --------   -----------
Net operating loss carryforward.............  $ 17,175         --      $ 16,277         --
Basis differences...........................    13,563         --        10,978         --
Tax credits.................................     3,044         --         3,065         --
Reserves recorded for financial statement
  purposes and not for tax purposes.........     1,905         --           578         --
Depreciation and amortization...............       619         --            22         --
Original issue discounts and cancellation of
  debt income on debentures.................       708         --           800         --
Other temporary differences.................        97         --            19         --
Equity in earnings of unconsolidated
  affiliates................................        --     $1,086         2,153         --
                                              --------     ------      --------     ------
Deferred tax assets and liabilities.........    37,111     $1,086        33,892         --
                                                           ======                   ======
Less: Deferred tax liabilities..............    (1,086)                      --
                                              --------                 --------
                                                36,025                   33,892
Less: Valuation allowance...................   (27,599)                 (26,671)
                                              --------                 --------
          Deferred tax asset, net...........  $  8,426(a)              $  7,221(b)
                                              ========                 ========

---------------

(a) $7,126,000 is attributable to continuing operations and $1,300,000 to discontinued operations.

(b) $5,580,000 is attributable to continuing operations and $1,641,000 to discontinued operations.

     Below is a schedule of expiring NOLs for tax purposes by year (in thousands):

YEARS ENDING
DECEMBER 31,                                                 AMOUNT
------------                                                 -------
2006.......................................................  $19,641
2007.......................................................    8,517
2008.......................................................   12,896
2009.......................................................    6,916
2010.......................................................    1,346
2020.......................................................    1,199
                                                             -------
          Total............................................  $50,515
                                                             =======

     In addition, the Company has approximately $2,228,000 of alternative minimum tax credits which have no expiration date, a depletion carryforward of approximately $6,323,000, which may be used to offset future taxable income without an expiration limitation and an investment tax credit carryforward of approximately $816,000, which expires in 2001.

     Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 2000, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 11 -- EXTRAORDINARY GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

     In December 2000, the Company recognized an extraordinary loss from early extinguishment of debt of $85,000, which represented the Company's pro-rata share of an extraordinary loss from early extinguishment of debt reported by HRP.

     In the year ended December 31, 1999, the Company recognized an extraordinary gain from early debt extinguishment of $240,000 from the redemption of the 7% Debentures. In the year ended December 31, 1998, the Company recognized an extraordinary gain from early extinguishment of debt of $1,481,000. The gain resulted from (i) the January 1998 repurchase of 7% Debentures having a face amount of $2,253,000 for a discounted amount of $2,146,000, resulting in a gain of $107,000; and (ii) a $1,374,000 gain from the recognition of the Company's pro-rata share of a $5,347,000 extraordinary gain from early extinguishment of debt reported by HRP during 1998.

NOTE 12 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     1999      1998
                                                            ------   -------   ------
Recording of proportionate share of stockholders'
  equity/partners' capital transactions of equity
  investments.............................................  $  327        --       --

Assets exchanged for redemption of treasury stock
  Investment in HRP.......................................      --   $ 4,172       --
  Investment in Hallwood Energy...........................      --     1,665       --
  Interest in all condominium hotel assets................      --     1,723       --
  Present value of future cash payments...................      --     3,197       --
                                                            ------   -------   ------
                                                                --   $10,757       --
                                                            ======   =======   ======
Conversion of energy investment to equity method
  Oil and gas properties..................................      --   $10,809       --
  Current assets of HEP...................................      --     3,267       --
  Noncurrent assets of HEP................................      --     1,194       --
  Receivables and other assets............................      --        64       --
  Long-term obligations of HEP............................      --    (6,872)      --
  Current liabilities of HEP..............................      --    (2,160)      --
  Accounts payable and accrued expenses...................      --      (602)      --
                                                            ------   -------   ------
                                                                --   $ 5,700       --
                                                            ======   =======   ======
Hotel furniture, fixtures and improvements acquired by
  capital lease...........................................      --   $ 2,085       --
Exchange of 7% Debentures for a new issue of 10%
  Debentures..............................................      --        --   $6,821

Supplemental disclosures of cash payments.

  Interest paid...........................................  $6,143   $ 5,620   $4,168
  Income taxes paid.......................................     397       965      396

NOTE 13 -- ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

     Organization. In November 1990, the Company, through its former wholly owned subsidiary Hallwood Realty Corporation, acquired from Equitec Financial Group, Inc. ("Equitec"), the general partnership

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such partnerships into Hallwood Realty Partners, L.P. ("HRP"). The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. During 1998, management completed a consolidation of the Company's real estate assets into a new structure involving several new wholly owned entities. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not affect the carrying value of the investments.

     Operations. As general partner, Hallwood Realty earns an asset management fee and related fees from HRP properties, which amounted to $655,000, $619,000 and $495,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company's Hallwood Commercial Real Estate, LLC ("HCRE") subsidiary is responsible for day-to-day on-site property management at all of HRP's properties for which HCRE receives management fees, leasing commissions and other fees. HCRE earned fees and commissions from HRP and other third parties aggregating $5,993,000, $8,472,000 and $5,430,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     Other. In accordance with the terms of the Separation Agreement discussed in Note 9, the Company distributed 82,608 HRP limited partner units to the Epsilon Trust in December 1999, all of which were repurchased by HRP in May 2000. As of December 31, 2000, the Company owns 330,432 HRP limited partner units (21% of the total outstanding).

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

     Tender Offer for Minority Shares and Merger of HEC into the Company. In November 1996, the Company and HEC completed a merger whereby HEC was merged into the Company. Prior to the merger, the Company completed a tender offer for all of the 143,209 outstanding shares of HEC not currently owned by the Company, at a price of $19.50 per share. Certain assets acquired by the Company from the merger were subsequently transferred to two wholly owned entities, HEPGP Ltd. and Hallwood G.P., Inc., the general partner of HEPGP.

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

     Energy Consolidation. In December 1998, HEP and its HCRC affiliate, jointly announced a proposal to consolidate HEP with HCRC and the energy interests of the Company into a new, publicly-traded entity to be called Hallwood Energy Corporation ("Hallwood Energy"). In June 1999, Hallwood Energy announced that the consolidation was approved and completed (the "Energy Consolidation"). At its inception, the common stock of Hallwood Energy was owned 56% by the Class A unitholders of HEP, 26% by the stockholders of HCRC and 18% by the Company. HEP's Class C unitholders received redeemable preferred stock in Hallwood Energy. The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in Hallwood Energy, in exchange for the contribution of its energy interests.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Operations. Prior to the June 1999 Energy Consolidation, the Company consolidated the operations of HEP. The investment in Hallwood Energy is now accounted for under the equity method, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. In accordance with the equity method of accounting, the Company records its pro-rata share of Hallwood Energy's net income available to common stockholders, its share of preferred dividends and its proportionate share of any capital transactions.

     Other. In accordance with the terms of the Separation Agreement discussed in Note 9, the Company distributed 360,000 shares of common stock of Hallwood Energy to the Epsilon Trust in December 1999, all of which was repurchased by Hallwood Energy in May 2000. As of December 31, 2000, the Company owns 1,440,000 shares of Hallwood Energy common stock 15% of the total outstanding). In addition, the Company sold its shares of preferred stock to Hallwood Energy in February 2000 at its carrying value of $303,000.

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

     Operations. Brookwood maintains factoring agreements which provide that receivables, resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. Commissions paid to the factors were approximately $322,000, $379,000 and $417,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Raw materials...............................................  $ 3,805   $ 6,044
Work in process.............................................    2,702     3,391
Finished goods..............................................   10,271     9,775
                                                              -------   -------
                                                               16,778    19,210
Less: Obsolescence reserve..................................     (365)     (428)
                                                              -------   -------
          Total.............................................  $16,413   $18,782
                                                              =======   =======

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Land........................................................  $    391   $   391
Buildings and improvements..................................     4,372     4,365
Leasehold improvements......................................       392       138
Machinery and equipment.....................................    11,466    10,260
Office furniture and equipment..............................     3,034     2,361
Construction in progress....................................     1,273     1,360
                                                              --------   -------
                                                                20,928    18,875
Less: Accumulated depreciation..............................   (11,143)   (9,878)
                                                              --------   -------
          Total.............................................  $  9,785   $ 8,997
                                                              ========   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

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

     Management has reviewed the carrying value of its loans payable and 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Loan payables associated with the Company's discontinued operations have not been considered. Management has determined that the estimated fair value of the loans payable would be approximately $30,223,000 and $29,545,000 at December 31, 2000 and 1999, compared to the carrying value of $30,504,000 and $29,545,000, respectively. The estimated fair value of the 10% Debentures is $5,692,000 and $5,885,000, based on market prices on the New York Stock Exchange, compared to the carrying values of $6,725,000 and $6,768,000 at December 31, 2000 and 1999, respectively. The fair value of the Company's hotel obligations approximates the carrying value given its proximity to expected extinguishment.

     As of December 31, 2000 and 1999, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     HSC Financial Corporation. Effective December 31, 1996, the compensation committee approved a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation with which Mr. Gumbiner is and Mr. Troup was associated, which provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000, excluding reimbursement for out-of-pocket and other reasonable expenses. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract had an original termination date of July 31, 1998, however, it automatically renews for one-year periods if not terminated by the parties beforehand. Effective January 1, 2000, the contract was amended to reduce the annual consulting fee to $495,000. In addition, the Board of Directors awarded bonuses to HSC in March 1998 in the amount of $500,000 from the Company and $323,000 from its HCRE subsidiary.

     Hallwood Investments Limited. In March 2000 and September 2000, the Company entered into loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, in the amount of $1,500,000 and $1,000,000, respectively. Significant terms include: (i) term of five years;
(ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured and subordinated to the Senior Secured Term Loan; and (v) convertible into common stock twelve months after date of issuance, if not previously repaid, at $10.13 per share (March loan) and $6.47 per share (September loan), which was 115% of the market price on the date each loan was approved by the Company's independent board members. In March 2001, the Company entered into an additional loan agreement under similar terms and conditions in the amount of $1,500,000, with a conversion price of $6.12 per share.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Hallwood Petroleum, Inc. The Company entered into a financial consulting agreement with Hallwood Petroleum, Inc. ("HPI"), a wholly owned subsidiary of HEP, dated as of December 31, 1996, which provided that the Company or its agent provide consulting services to HPI for compensation at the rate of $550,000 per year. The Board of Directors compensation committee determined that these services would be most appropriately provided by HSC, acting as the Company's agent, through the services of Mr. Gumbiner and Mr. Troup, and that as consideration for these services the Company would pay to HSC the fee to which the Company is entitled under the agreement. Approximately $6,000 of such fees paid in 1999 and $13,000 of such fees paid in 1998 were paid by HEPGP, and the remainder by HEP and other affiliates of HEP. The financial consulting agreement was terminated in June 1999, concurrent with the completion of the Energy Consolidation.

     Hallwood Realty Partners, L.P. As further discussed in Note 13, the Company earns management fees, leasing commissions and other fees from HRP.

     Expenses. Pursuant to the HSC financial consulting agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. The Company paid HSC $304,000, $313,000 and $325,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Of the amounts paid, the Company incurred $117,000, $107,000 and $65,000 of expense for the years ended December 31, 2000, 1999 and 1998, respectively. The remainder was reimbursed by HRP, HEPGP, HEP and other affiliates of HEP.

     The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $25,000, $25,000 and $37,000 for the years ended December 31, 2000, 1999 and
1998, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner is a director of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

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

     Beginning in 1997, the Company and its HRP affiliate have been involved in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims;

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

(ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. The Court requested post-trial briefings, which should be completed by mid-April 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, management is not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

     In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP was seeking various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint. The Appeal has not yet been perfected.

     In November 1996, a lawsuit was filed in United States District Court for the District of Colorado styled The Ravenswood Investment Company, L.P. v. Hallwood Energy Corporation, Hallwood Group Inc., et al. The case alleged that in connection with the tender offer to the shareholders of HEC and the subsequent merger of HEC into the Company, the defendants failed to disclose certain matters in the tender offer documents, breached their fiduciary duty to the shareholders of HEC, and committed certain fraudulent acts. The plaintiff sought rescission or rescissionary damages of an unspecified amount. The plaintiff also sought class certification to represent similarly situated former shareholders of HEC. In a related case filed by the plaintiff in March 1997 in the District Court of Dallas County, Texas, plaintiff also demanded an appraisal of the fair value of the HEC shares owned by plaintiff. The defendants believed that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that both cases were without merit. In May 1997, a case was filed in the United States District Court for the District of Colorado styled Wayland E. Noland v. Hallwood Energy Corporation, The Hallwood Group Incorporated, et al, (C.A. No. 96-WM-2665). In September 1997, this case was consolidated with the Ravenswood Investment Company, L.P. vs. Hallwood Energy Corporation, Hallwood Group, Inc. case discussed below. Unlike the plaintiff in the Ravenswood case, the plaintiff in the Noland case tendered his shares pursuant to the tender offer made by the Company to the shareholders of HEC, but the allegations were substantially identical as those made in the Ravenswood case. The plaintiff in the Noland case sought damages of an unspecified amount, and sought class certification to represent similarly situated former shareholders of HEC. The defendants believed that they fully considered and disclosed all material information in connection with the tender offer and merger and that the price paid for the HEC shares was fair, and that the Noland case, like the Ravenswood case, was without merit. Certain non-tendering plaintiffs in the Ravenswood case had also filed a lawsuit styled Cede & Company, et al, vs. Hallwood Group Inc. for appraisal rights under the Texas statute. The Company entered into a settlement agreement in February 1999 for all three of these lawsuits. In general, the settlement provided for the payment of $24.00 per share to the former HEC shareholders for all 143,209 shares purchased by the Company in the HEC tender offer and subsequent merger, compared to the original tender offer price of $19.50 per share. The settlement amount of $644,000 was accrued at December 31, 1998 by the Company's HEPGP subsidiary and was payable 30 days after entry of a final order approving the settlement. The settlement obligation was assumed by Hallwood

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Energy in connection with the Energy Consolidation. The court gave its final approval for the settlement during January 2000 and the settlement amount was paid in February 2000.

     In connection with the settlement of an obligation related to a matter involving the Company's former affiliate Integra -- A Hotel and Restaurant Company, the Company issued a four-year, $500,000 promissory note due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). The Company tendered full payment, including the HRP Participation Amount, totaling $1,000,000 in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the March 1998 tendered payment and instituted litigation in the State of Delaware. In December 1999, the Company and the noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the noteholder; (ii) the Company pay $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The parties complied with the terms of the Agreement and the units were released. The litigation currently remains in the discovery phase and a trial date has not yet been scheduled. The Company believes it will be successful in resolving this litigation at an amount below the $900,000 which has been placed in escrow.

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

     In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement discussed in Note 9. The contingent obligation, in the amount of $3,105,000 at December 31, 2000 is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $408,000 for the year ended December 31, 2000.

     In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000 based on specified levels of earnings over the next four years. No amounts are currently due under the contingency portion of the purchase agreement.

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

     Commitments. Total lease expense for noncancelable operating leases was $3,456,000, $3,452,000 and $4,126,000 for the years ended December 31, 2000,
1999 and 1998, respectively. The Company leases certain

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES textile manufacturing equipment and, prior to its decision to discontinue hotel operations, leased certain hotel property, including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HRP and pays a proportionate share of the lease expense. Certain of the hotel property leases require the payment of rent contingent upon hotel revenue. Contingent rent was $295,000, $187,000 and $140,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  ------
2001........................................................  $  829
2002........................................................     596
2003........................................................     446
2004........................................................     401
2005........................................................     367
Thereafter..................................................      97
                                                              ------
          Total.............................................  $2,736
                                                              ======

     The Company's discontinued hotel operations had capital leases with annual required payments of $559,000 through 2005, with a net present value of $1,774,000 at December 31, 2000. The operating leases of the hotels have not been included above, but represent approximately $2,309,000 per year. These obligations will be extinguished upon final disposition of the hotel segment.

     Employment Contracts. The Company's Brookwood subsidiary has employment agreements which expire at various dates with a corporate officer and certain key employees. The approximate minimum annual compensation due under these commitments were as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  ------
2001........................................................  $  438
2002........................................................     200
2003........................................................     200
2004........................................................     200
2005........................................................      25
                                                              ------
          Total.............................................  $1,063
                                                              ======

NOTE 19 -- SEGMENT AND RELATED INFORMATION

     The Company is a diversified holding company and classifies its current operations into three reportable segments, each having different management teams and infrastructures that engage in different businesses and offer different services. In December 2000, the Company decided to discontinue and dispose of its hotel segment. Accordingly, the Company's hotel operations are reported as a discontinued operations. The accounting policies are the same as those described in Note 1 and the Company evaluates performance based upon operations.

     Real Estate. Real estate activities are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty and HCRE. Hallwood Realty is the sole general partner of HRP. At December 31, 2000, HRP owned fifteen real estate properties in six states. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting. See Note 13.

     Energy. Hallwood Energy owns interests in oil and gas properties, primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the West Texas Permian Basin and onshore South Louisiana. Prior to the June 1999 Energy Consolidation, the Company consolidated the operations of HEP. The investment in Hallwood Energy is now accounted for using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. See Note 14.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. See Note 15.

     Discontinued Operations -- Hotels. Hotel operations were conducted through the Company's wholly owned Hallwood Hotels and Brock Hotels subsidiaries. Hallwood Hotels held a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key , Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owned fee interests in two GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in two GuestHouse Suites Plus property located in Huntsville, Alabama. In December 2000, the Company decided to discontinue and dispose of its hotel segment principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. See Note 6.

     Prior to its disposition in December 1999, the Company also conducted hotel operations through its wholly owned IRM subsidiary. It managed the property for individual unit owners for which it received a management fee and other consideration for the services it provided. See Note 9.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

]The following represents the Company's reportable amounts by segment, including its discontinued operations, as of and for the years ended December 31, 2000, 1999 and 1998, respectively (in thousands):

                                           REAL               TEXTILE              DISCONTINUED
                                          ESTATE    ENERGY    PRODUCTS    OTHER     OPERATIONS    CONSOLIDATED
                                          -------   -------   --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2000
Total revenue from external sources.....  $ 6,486   $ 2,826   $73,852    $    88                    $83,252
                                          =======   =======   =======    =======                    =======
Operating income........................  $ 3,840   $ 2,826   $   455    $    --                    $ 7,121
                                          =======   =======   =======    =======
Unallocable expenses, net...............                                 $(4,847)                    (4,847)
                                                                         =======                    -------
Income from continuing operations before
  income taxes..........................                                                            $ 2,274
                                                                                                    =======
Loss from discontinued operations.......                                             $(8,266)       $(8,266)
                                                                                     =======        =======
Extraordinary loss......................  $   (85)  $    --   $    --    $    --                    $   (85)
                                          =======   =======   =======    =======                    =======
Identifiable assets, December 31,
  2000..................................  $ 7,406   $ 7,403   $41,479    $    --                    $56,288
Cash allocable with segment.............      283        --       211      1,344                      1,838
                                          -------   -------   -------    -------                    -------
                                          $ 7,689   $ 7,403   $41,690    $ 1,344                     58,126
                                          =======   =======   =======    =======
Corporate assets........................                                 $ 8,550                      8,550
                                                                         =======                    -------
Total assets, December 31, 2000.........                                                            $66,676
                                                                                                    =======
Depreciation, amortization and
  impairment............................  $   672   $    --   $ 1,399    $    --     $ 7,010        $ 9,081
                                          =======   =======   =======    =======     =======        =======
Capital expenditures/acquisitions.......  $    --   $    --   $ 3,214    $    --     $ 1,250        $ 4,464
                                          =======   =======   =======    =======     =======        =======
YEAR ENDED DECEMBER 31, 1999
Total revenue from external sources.....  $ 9,503   $ 2,895   $80,704    $   344                    $93,446
                                          =======   =======   =======    =======                    =======
Operating income........................  $ 6,530   $   438   $ 1,565    $    --                    $ 8,533
                                          =======   =======   =======    =======
Unallocable expenses, net...............                                 $(5,111)                    (5,111)
                                                                         =======                    -------
Income from continuing operations before
  income taxes..........................                                                            $ 3,422
                                                                                                    =======
Loss from discontinued operations.......                                             $(2,957)       $(2,957)
                                                                                     =======        =======
Extraordinary gain......................  $    --   $    --   $    --    $   240                    $   240
                                          =======   =======   =======    =======                    =======
Identifiable assets, December 31,
  1999..................................  $10,159   $ 4,927   $41,276    $    --     $ 2,219        $58,581
Cash allocable with segment.............      104        --        37      1,686          --          1,827
                                          -------   -------   -------    -------     -------        -------
                                          $10,263   $ 4,927   $41,313    $ 1,686     $ 2,219         60,408
                                          =======   =======   =======    =======     =======
Corporate assets........................                                 $ 7,371                      7,371
                                                                         =======                    -------
Total assets, December 31, 1999.........                                                            $67,779
                                                                                                    =======
Depreciation, depletion and
  amortization..........................  $   672   $   849   $ 1,195    $    --     $ 2,896        $ 5,612
                                          =======   =======   =======    =======     =======        =======
Capital expenditures/acquisitions.......  $    --   $     8   $ 1,377    $    --     $ 2,946        $ 4,331
                                          =======   =======   =======    =======     =======        =======
YEAR ENDED DECEMBER 31, 1998
Total revenue from external sources.....  $ 7,813   $ 5,216   $80,343    $ 1,728                    $95,100
                                          =======   =======   =======    =======                    =======
Operating income........................  $ 5,006   $   407   $ 1,098    $    --                    $ 6,511
                                          =======   =======   =======    =======
Unallocable expenses, net...............                                 $(1,944)                    (1,944)
                                                                         =======                    -------
Income from continuing operations before
  income taxes..........................                                                            $ 4,567
                                                                                                    =======
Loss from discontinued operations.......                                             $(2,050)       $(2,050)
                                                                                     =======        =======
Extraordinary gain......................  $ 1,374   $    --   $    --    $   107                    $ 1,481
                                          =======   =======   =======    =======                    =======
Identifiable assets, December 31,
  1998..................................  $10,458   $16,075   $38,048    $    --     $ 7,139        $71,720
Cash allocable with segment.............      114        87        42        290          --            533
                                          -------   -------   -------    -------     -------        -------
                                          $10,572   $16,162   $38,090    $   290     $ 7,139         72,253
                                          =======   =======   =======    =======     =======
Corporate assets........................                                 $ 5,453                      5,453
                                                                         =======                    -------
Total assets, December 31, 1998.........                                                            $77,706
                                                                                                    =======
Depreciation, depletion, amortization
  and impairment........................  $   674   $ 1,761   $ 1,387    $    --     $ 3,184        $ 7,006
                                          =======   =======   =======    =======     =======        =======
Capital expenditures/acquisitions.......  $    --   $   298   $ 1,009    $    --     $21,845        $23,152
                                          =======   =======   =======    =======     =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 20 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Results of operations by quarter for the years ended December 31, 2000 and 1999, are summarized below (in thousands, except per share amounts):

                                                    YEAR ENDED DECEMBER 31, 2000
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Operating revenues.......................  $22,491    $21,594     $19,192        $19,975
Gross profit.............................    4,439      4,033       3,753          3,671
Income from continuing operations before
  extraordinary gain (loss)..............      986        687         470          1,341
Loss from discontinued operations........     (659)      (757)     (1,103)        (5,747)
Net income (loss)........................      327        (70)       (633)        (4,491)
Per Share Data:
Income from continuing operations before
  extraordinary gain (loss)
  Basic..................................     0.69       0.45        0.33           0.94
  Assuming dilution......................     0.68       0.42        0.32           0.81
Loss from discontinued operation
  Basic..................................    (0.46)     (0.53)      (0.77)         (4.03)
  Assuming dilution......................    (0.45)     (0.48)      (0.70)         (3.33)
Net income (loss)
  Basic..................................     0.23      (0.08)      (0.44)         (3.15)
  Assuming dilution......................     0.23      (0.06)      (0.38)         (2.57)

                                                    YEAR ENDED DECEMBER 31, 1999
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
Operating revenues.......................  $24,960    $27,443     $21,561        $19,482
Gross profit.............................    4,107      7,014       4,833          1,872
Income (loss) from continuing operations
  before extraordinary gain (loss).......      421      2,932       1,320           (237)
Income (loss) from discontinued
  operations.............................       84       (318)     (1,189)        (1,534)
Net income (loss)........................      505      2,614         131         (1,531)
Per Share Data:
Income (loss) from continuing operations
  before extraordinary gain (loss)
  Basic..................................     0.23       1.53        0.70          (0.13)
  Assuming dilution......................     0.22       1.51        0.69          (0.13)
Income (loss) from discontinued
  operations
  Basic..................................     0.04      (0.17)      (0.63)         (0.84)
  Assuming dilution......................     0.04      (0.17)      (0.62)         (0.84)
Net income (loss)
  Basic..................................     0.27       1.36        0.07          (0.84)
  Assuming dilution......................     0.26       1.34        0.07          (0.84)

---------------

The above amounts have been adjusted for the reclassification of the Company's hotel business segment as a discontinued operation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Year ended December 31, 2000. In December 2000, the Company decided to discontinue and dispose of its hotel segment. In connection with the planned disposition, the Company recorded an impairment of long lived assets of $4,000,000 to their estimated fair market values. In December 2000, the Company recognized an extraordinary loss from early extinguishment of $85,000, which represented the Company's pro-rata share of an extraordinary loss from early extinguishment of debt reported by HRP.

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

NOTE 21 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company's matching contribution is discretionary, to be determined annually by the Company's Board of Directors;
(iii) excludes the Company's hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company's matching contributions, which were 50% of its employees contributions up to the first 6% contributed for each of the three years ended December 31, 2000, vest at a rate of 20% per year of service and become fully vested after five years. Employees of Hallwood Realty, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. Hallwood Energy and Brookwood have separate 401(k) plans which are similar to the Company's plan. Brookwood did not provide a matching employer contribution to its 401(k) plan in the year ended December 31, 2000. Employer contributions paid on behalf of Hallwood Realty and Hallwood Energy employees were substantially paid by HRP and HEP, respectively. The Company's contributions to the plans for the years ended December 31, 2000, 1999 and 1998, respectively, excluding contributions from the Hallwood Realty and Hallwood Energy affiliates to the extent paid by the master limited partnerships, were $76,000, $299,000, and $215,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the years ended December 31, 2000, 1999 and 1998 were $222,000, $212,000 and $210,000, respectively. At September 30, 2000, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

NOTE 22 -- LISTING OF COMMON SHARES ON AMERICAN STOCK EXCHANGE

     In June 2000, the Company announced that the American Stock Exchange had approved the listing application for its common shares under the trading symbol HWG and has been trading on the American Stock Exchange since that date. HWG is the same symbol that was previously assigned to the Company's common shares by the New York Stock Exchange.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 23 -- STOCKHOLDER LOANS

     During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001. Several factors contributed to the Company's cash flow needs, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations and is considering several other strategies to achieve desired liquidity levels, including the sale of its Hallwood Energy investment during 2001. Management believes that these strategies will allow the Company to return to profitability with sufficient liquidity. In addition, the principal stockholder has committed to loan the Company additional funds during the balance of 2001, if required.

     Although the Company and Brookwood were in compliance with their respective loan covenants at December 31, 2000, projections indicated that the Company and Brookwood may not be able to maintain their cash flow coverage ratio covenants during 2001. The Company initiated discussions with its lender and has entered into a loan amendment, which modified the covenant for 2001 for the Senior Secured Term Loan. Management believes that it will satisfy the new coverage ratio covenant for 2001, based upon currently available projections. Brookwood is expected to have a covenant violation for the 2001 first quarter. Management has held discussions with its bank and anticipates receipt of a waiver of this covenant violation.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated March 30, 2001, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 2001

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Deferred tax asset, net.....................................  $  7,126   $  5,580
Investments in subsidiaries
  Continuing operations.....................................    12,929     15,008
  Discontinued operations...................................        --      2,220
Investment in Hallwood Energy...............................     5,956      3,480
Receivables and other assets................................     1,460      1,693
Restricted cash.............................................       937        901
Cash and cash equivalents...................................       301        664
                                                              --------   --------

          Total Assets......................................  $ 28,709   $ 29,546
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

10% Collateralized Subordinated Debentures..................  $  6,725   $  6,768
Investment in subsidiaries -- discontinued operations.......     4,841         --
Accounts payable, accrued interest and other accrued
  expenses..................................................     4,329      4,720
                                                              --------   --------

          Total Liabilities.................................    15,895     11,488

Redeemable preferred stock..................................     1,000      1,000

Common stock................................................       240        240
Additional paid-in capital..................................    54,416     54,743
Accumulated deficit.........................................   (27,924)   (23,007)
Treasury stock..............................................   (14,918)   (14,918)
                                                              --------   --------

          Total Stockholders' Equity........................    11,814     17,058
                                                              --------   --------

          Total Liabilities and Stockholders' Equity........  $ 28,709   $ 29,546
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

   See accompanying "Notes to Condensed Financial Information of Registrant".

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
INCOME
  Intercompany income from subsidiaries
     Interest income........................................  $ 3,294   $ 3,731   $   465
     Management fees........................................    2,302     3,387     2,160
     Dividends..............................................      400       400     1,724
  Equity income from investments in Hallwood Energy.........    2,826       380        --
  Fee income................................................      237       241       550
  Interest on short-term investments and other income.......       76        90       130
  Energy division -- oil and gas revenues and other
     income.................................................       --     1,051     2,218
  Equity income from investments in HRP.....................       --        --     1,728
  Litigation settlement.....................................       --        --     1,025
                                                              -------   -------   -------
          Total income......................................    9,135     9,280    10,000

EXPENSES
  Equity in net loss (income) of subsidiaries -- continuing
     operations.............................................    2,193    (2,741)      153
  Administrative expenses...................................    2,055     2,433     2,654
  Intercompany interest expense.............................    1,710        51        --
  Interest expense..........................................    1,243     1,261     1,067
  Loss from redemption of treasury stock....................       --     4,675        --
  Energy division -- oil and gas expenses...................       --       910     2,076
  Depreciation and amortization.............................       --        --         2
                                                              -------   -------   -------
          Total expenses....................................    7,201     6,589     5,952
                                                              -------   -------   -------
  Income from continuing operations before income taxes
     (benefit) and extraordinary gain.......................    1,934     2,691     4,048
  Income taxes (benefit)....................................   (1,465)   (1,745)   (3,642)
                                                              -------   -------   -------
  Income from continuing operations before extraordinary
     gain...................................................    3,399     4,436     7,690
  Loss from discontinued operations, net of tax.............   (8,266)   (2,957)   (2,050)
                                                              -------   -------   -------
  Income (loss) before extraordinary gain...................   (4,867)    1,479     5,640
  Extraordinary gain from early extinguishment of debt......       --       240     1,427
                                                              -------   -------   -------

NET INCOME (LOSS)...........................................  $(4,867)  $ 1,719   $ 7,067
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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2000       1999      1998
                                                              -------   --------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 1,880   $  2,914   $ 2,609

CASH FLOWS FROM INVESTING ACTIVITIES
  Return of (additional) investment in subsidiaries.........   (1,995)    13,162    (4,394)
  Purchase of minority shares of Hallwood Energy............     (465)        --        --
  Proceeds from sale of Hallwood Energy preferred stock.....      303         --        --
                                                              -------   --------   -------
         Net cash provided by (used in) investing
           activities.......................................   (2,157)    13,162    (4,394)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of preferred stock dividends......................      (50)       (50)      (50)
  Net change in restricted cash for financing activities....      (36)      (901)       --
  Redemption of 7% Debentures...............................       --    (14,088)   (2,146)
  Repayment of bank borrowings and loans payable............       --       (500)       --
  Purchase of common stock for treasury.....................       --         --      (250)
                                                              -------   --------   -------
         Net cash used in financing activities..............      (86)   (15,539)   (2,446)
                                                              -------   --------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (363)       537    (4,231)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      664        127     4,358
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   301   $    664   $   127
                                                              =======   ========   =======

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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                        DESCRIPTION                            2000     1999      1998
                        -----------                           ------   -------   ------
Proportionate share of stockholders' equity/partners'
  capital transactions of equity investments................  $   36   $    --   $   --

Assets exchanged for redemption of treasury stock
  Assets owned by subsidiaries..............................      --     5,895       --
  Present value of future cash payments.....................      --     3,197       --
  Investment in Hallwood Energy.............................      --     1,665       --
                                                              ------   -------   ------
                                                                       $10,757
                                                              ======   =======   ======
Conversion of energy investment to equity method
  Oil and gas properties....................................      --   $ 6,548       --
  Current assets of HEP.....................................      --     1,722       --
  Noncurrent assets of HEP..................................      --       634       --
  Receivables and other assets..............................      --        53       --
  Long-term obligations of HEP..............................      --    (3,648)      --
  Current liabilities of HEP................................      --    (1,056)      --
                                                              ------   -------   ------
                                                                       $ 4,253
                                                              ======   =======   ======

Exchange of 7% Debentures for new issue of 10% Debentures...      --        --   $6,821

Supplemental disclosures of cash payments.

Interest paid...............................................  $1,002   $ 2,027   $1,508
Income taxes paid...........................................     156       837      241

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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)

NOTE 1 -- BASIS OF PRESENTATION

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In addition, for purposes of this schedule, the investments in majority owned subsidiaries are accounted for using the equity method of accounting which is not in accordance with accounting principles generally accepted in the United States of America. It is, therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report as referenced in Form 10-K, Part II, Item 8.

NOTE 2 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

     As referenced in Note 5 in the Consolidated Financial Statements, the Registrant's 10% Collateralized Subordinated Debentures are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
10% Debentures (face amount)................................  $6,468   $6,468
Unamortized gain from exchange, net of accumulated
  amortization..............................................     257      300
                                                              ------   ------
          Totals............................................  $6,725   $6,768
                                                              ======   ======

     Maturity date is July 31, 2005.

NOTE 3 -- LOSS FROM DISCONTINUED OPERATIONS

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, in December 2000 the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of long lived assets of $4,000,000, which is included in the equity in net loss of hotel subsidiaries line in the table below.

     The loss from discontinued operations consists of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Equity in net loss of hotel subsidiaries....................  $8,310   $3,112   $2,596
Deferred income taxes (benefit).............................     341      445      (46)
Other hotel income expenses.................................     115       --       --
Less: Intercompany management fee...........................    (500)    (600)    (500)
                                                              ------   ------   ------
          Loss from discontinued operations.................  $8,266   $2,957   $2,050
                                                              ======   ======   ======

NOTE 4 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 18 to the consolidated financial statements.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                           CHARGED TO
                                              BALANCE,    (RECOVERY OF)   CHARGED                  BALANCE,
                                              BEGINNING     COSTS AND     TO OTHER                  END OF
                                               OF YEAR      EXPENSES      ACCOUNTS   DEDUCTIONS      YEAR
                                              ---------   -------------   --------   ----------    --------
TEXTILE PRODUCTS
  Allowance for losses -- accounts
     receivable:
     Year ended December 31, 2000...........    $427          $(13)         $(10)       $(29)(a)     $375
     Year ended December 31, 1999...........     418            42            --         (33)(a)      427
     Year ended December 31, 1998...........     407            47            --         (36)(a)      418

---------------

Notes:

(a)  Write-off, net of recoveries

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

 MARK ONE
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD  -  FROM                TO
                                         --------------    --------------

                         COMMISSION FILE NUMBER: 1-10643

                                   ----------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                                   ----------


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
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                    Name of each exchange on
                         Title of each class                                             which registered
                         -------------------                                        -----------------------
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
           ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No  X
                                        ---      ---
The aggregate market value of units held by nonaffiliates of the registrant as of March 14, 2001 was $83,751,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 14, 2001: 1,589,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                                TABLE OF CONTENTS

                                                                                           Page
          PART I

              Item 1.     Business                                                            3

              Item 2.     Properties                                                          4

              Item 3.     Legal Proceedings                                                   6

              Item 4.     Submission of Matters to a Vote of
                          Security Holders                                                    6


           PART II

              Item 5.     Market for Registrant's units and Related
                          Security Holder Matters                                             7

              Item 6.     Selected Financial Data                                             8

              Item 7.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                       9

              Item 7a.    Quantitative and Qualitative Disclosures about Market Risk         13

              Item 8.     Financial Statements and Supplemental Information                  14

              Item 9.     Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosures                               34


           PART III

              Item 10.    Directors and Executive Officers of the
                          Registrant                                                         35

              Item 11.    Executive Compensation                                             36

              Item 12.    Security Ownership of Certain Beneficial Owners
                          and Management                                                     38

              Item 13.    Certain Relationships and Related Transactions                     38


           PART IV

              Item 14.    Exhibits, Financial Statement Schedule and
                          Reports on Form 8-K.                                               39


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

As of December 31, 2000, HRP owned fifteen real estate properties (the "Properties") located in six states (see Item 2 - Properties) containing 5,576,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly- owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.


OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were approximately 90% occupied as of December 31, 2000. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                  2001                   24%
                  2002                   17%
                  2003                   17%
                  2004                   10%
                  2005                   10%
                  Thereafter             22%


During 2000 and 1999, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 13% of revenues in 2000 and 1999, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 12% and 10% of revenues in 2000 and 1999, respectively.

As of December 31, 2000, Ford occupied 200,000 square feet of office space under 8 leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under 7 leases at Fairlane Commerce Park. These leases expire between 2001 and 2005 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2000, GSA occupied 269,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2003 and 2020.

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


ITEM 2.   PROPERTIES

As of December 31, 2000, HRP owned fifteen properties in six states with 5,576,000 net rentable square feet.

NAME AND LOCATION                  GENERAL DESCRIPTION OF THE PROPERTY
-----------------                  -----------------------------------


Airport Plaza                      Fee simple interest in a 3-story office
San Diego, California              building constructed in 1982 containing
                                   48,853 net rentable square feet of space located on 2 acres of land. The property was 77% occupied at December 31, 2000.


Allfirst Building                  Fee simple interest in a 22-story office
Baltimore, Maryland                building constructed in 1972 containing
                                   345,172 net rentable square feet of office space on 0.6 acres of land. At December 31, 2000, the property was 97% occupied.


Bellevue Corporate Plaza           Fee simple interest in a 10-story office
Bellevue, Washington               building constructed in 1980 containing
                                   242,939 net rentable square feet of space located on 3.6 acres of land. The property was 97% occupied at December 31, 2000.


Bradshaw Business Parks            Fee simple interest in 21 single-story
Sacramento and                     buildings located at four separate sites
Rancho Cordova, California         containing an aggregate of 452,838 net
                                   rentable square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981. At December 31, 2000, the property was 93% occupied.


Corporate Square                   Fee simple interest in a 10-building office
Atlanta, Georgia                   complex ranging from one to seven stories,
                                   constructed between 1968 and 2000,
                                   containing an aggregate of 591,985 net
                                   rentable square feet of space located on 32 acres of land. The property was 98% occupied at December 31, 2000.

NAME AND LOCATION                   GENERAL DESCRIPTION OF THE PROPERTY
-----------------                   -----------------------------------

Executive Park                      Fee simple interest in 25 office buildings
Atlanta, Georgia                    ranging from one to six stories, constructed
                                    between 1965 and 1972, containing a total of 892,515 net rentable square feet of space located on 70 acres of land. The property was 92% occupied at December 31, 2000. In addition, in 2001, HRP began constructing
                                    (on existing land and after demolishing an existing 1-story 18,000 square foot building) a 5-story building which will contain 122,000 net rentable square feet.


Fairlane Commerce Park              Fee simple interest in a portion of an
Dearborn, Michigan                  office/industrial park consisting of 12
                                    single-story buildings constructed between
                                    1974 and 1990. The property consists of
                                    417,922 net rentable square feet of space on 35 acres of land. The property was 96% occupied at December 31, 2000.


Fountain View Business Center       Fee simple interest in three 3-story office
San Diego, California               buildings constructed in 1980 containing
                                    89,432 net rentable square feet of space located on 4.3 acres of land. As of December
                                    31, 2000, the property was 97% occupied.


Gulley Road Industrial Park         Fee simple interest in a 5-building
Dearborn, Michigan                  industrial park constructed between 1991 and
                                    1993 containing 154,360 net rentable square feet on 11 acres of land. The property was 98% occupied at December 31, 2000.


Joy Road Distribution Center        Fee simple interest in a 442,201 square foot
Detroit, Michigan                   warehouse situated on 21 acres and
                                    originally constructed in the early 1940's.
                                    The property was 28% occupied at December
                                    31, 2000.


Montrose Office Center              Fee simple interest in a 10-story office
Rockville, Maryland                 building constructed in 1980 containing
                                    147,658 net rentable square feet of space on 3 acres of land. The property was 97% occupied at December 31, 2000.


Parklane Towers                     Fee simple interest in twin 15-story office
Dearborn, Michigan                  buildings constructed in 1973 containing
                                    482,350 net rentable square feet of space on
                                    31.8 acres of land. The property was 99% occupied at December 31, 2000.


Raintree Industrial Park            Fee simple interest in an office/industrial
Solon, Ohio                         complex constructed between 1971 and 1978
                                    containing 794,953 net rentable square feet of space in 14 buildings on 49 acres of land. The property was 89% occupied at December 31, 2000.


Riverbank Plaza                     Fee simple interest in two 3-story office
San Diego, California               buildings constructed in 1978 containing
                                    40,222 net rentable square feet of space located on 1.6 acres of land. As of December
                                    31, 2000, the property was 100% occupied.



Seattle Business Parks              Fee simple interest in office/industrial
Kent and Tukwila, Washington        parks located at two separate sites. The
                                    buildings were completed between 1972 and 1993 and contain an aggregate of 432,313 net rentable square feet of space in 18 buildings on 27 acres of land. At December
                                    31, 2000, the property was 98% occupied.


For information regarding encumbrances to which the properties are subject and the status of related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 6 to the Consolidated Financial Statements and Schedule III in Item 8.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000 and $123,000 for 2001 and 2002, respectively, of which HRP's portion is approximately $179,000 and $74,000 for 2001 and 2002, respectively.


ITEM 3.  LEGAL PROCEEDINGS

Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

The first suit was filed on February 27, 1997 in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access.

The second action was filed on June 20, 1997 in a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim;
(iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. The Court requested post-trial briefings, which should be completed by mid- April 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, we are not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al. (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP was seeking various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP is in the process of determining whether to proceed with an appeal and no final decision as to such plans has been made.

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2000.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS


The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 14, 2001, there were approximately 28,000 unitholders owning the 1,589,948 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:


                          Trading Ranges
                         -----------------
                         High          Low
                         ----          ---
1999 -
    1st Quarter         $59.00     $51.00
    2nd Quarter          61.50      47.75
    3rd Quarter          61.25      52.00
    4th Quarter          54.50      50.00

2000 -
    1st Quarter         $50.75     $41.88
    2nd Quarter          48.00      34.25
    3rd Quarter          46.50      33.25
    4th Quarter          46.25      40.00

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


                                                                             Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                          2000           1999          1998          1997         1996
                                                       ---------      ---------     ---------     ---------     ---------
                                                                      (in thousands except per unit amounts)

STATEMENTS OF OPERATIONS:

Total revenues                                         $  67,292      $  59,645     $  56,680     $  53,899     $  49,612
Income (loss) before extraordinary item                       90          4,062         6,246         2,357        (9,428)
Net income (loss)                                           (299)         4,062        11,593         2,357        (9,428)

Income (loss) per unit and equivalent unit :
   Basic -
      Income (loss) before extraordinary item               0.06           2.40          3.70          1.40         (5.50)
      Net income (loss)                                    (0.18)          2.40          6.86          1.40         (5.50)

   Assuming dilution -
      Income (loss) before extraordinary item               0.05           2.31          3.55          1.35         (5.50)
      Net income (loss) per unit                           (0.18)          2.31          6.59          1.35         (5.50)


BALANCE SHEETS:

Real estate, net(a)                                    $ 206,392      $ 192,814     $ 175,779     $ 179,028     $ 182,877
Total assets                                             254,504        230,386       214,023       207,134       210,214
Mortgages payable                                        200,096        171,312       162,078       157,911       160,732
Partners' capital(b)                                      44,490         48,696        44,634        33,041        30,684


Notes to Selected Financial Data:

     (a) During 1999 and 2000 through acquisition and construction activity, HRP increased its real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

     (b) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:

2000 VERSUS 1999 -

REVENUE FROM PROPERTY OPERATIONS in 2000 increased $7,587,000, or 12.9%, compared to 1999. The following table illustrates the components of the change:


Rental income, net             $6,638,000
Other property income             949,000
                               ----------
   Net increase                $7,587,000
                               ==========


Net rental income increased as the result of overall higher rental rates, the August 1999 to January 2000 acquisitions of Riverbank Plaza, Gulley Road Industrial Park, and Fountain View Business Center, and the completion of a new building at Corporate Square in mid-2000 (collectively these four properties are referred as "New Properties). These increases to rental income were partially offset by a decline in average occupancy, in the aggregate, between years from 93.1% to 89.4%. The decrease in average occupancy was primarily due to Joy Road Distribution Center's drop from 98% occupancy at year-end 1999 to 28% occupancy at year-end 2000. As of December 31, 2000, HRP had leases executed and in place for approximately 90% of the portfolio's net rentable square feet. Other property income increased primarily due to increases in tenant expense recoveries.

INTEREST INCOME increased $60,000 as a result of additional earnings on overnight investments due to slightly higher interest rates, partially offset by lower average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 2000 increased $2,612,000, or 10.9%, compared to 1999. The increase is comprised primarily of the following components:

     o Operating costs with respect to the New Properties contributed $1,362,000 towards the overall increase.

     o Professional fees increased primarily due to $539,000 of costs for research and analysis of potential property development projects.

     o Combined, all other operating costs increased $711,000, or about 3%, between the years.

INTEREST EXPENSE for 2000 increased $1,742,000, or 12.7%, compared to 1999 as a result of an increase in mortgage interest of $1,442,000 (including $1,453,000 for the New Properties) due to a higher average mortgage balance, in the aggregate and, due to a lesser extent, an increase in loan cost amortization and other interest of $300,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2,478,000, or 20.7%, due to $1,137,000 of depreciation for the New Properties and increases of $584,000 of depreciation and $757,000 of lease commission amortization for comparable properties.

GENERAL AND ADMINISTRATIVE EXPENSES for 2000 increased $1,229,000, or 32.2%, compared to 1999, as a result of $601,000 of non-cash compensation generated from the exercise of unit options in May 2000, (see Note 8 to the consolidated financial statements), $414,000 of higher professional fees incurred with proposed acquisitions, and $284,000 of increases to travel, insurance and miscellaneous costs and expenses.

LITIGATION COSTS were $5,663,000 and $2,105,000 for 2000 and 1999, respectively, and are related to the lawsuits described in Item 3 and Note 10 to the consolidated financial statements.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $389,000 in 2000 is from the early payoff of the loan secured by Bradshaw Business Parks and is comprised of a prepayment penalty of $286,000 and the writeoff of $103,000 of unamortized loan costs associated with the retired loan.

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

PROPERTY OPERATING EXPENSES for 1999 increased $1,701,000, or 7.6%, compared to 1998. The increase is comprised primarily of the following components:

     o Real estate taxes increased $1,078,000 due to higher taxable values at Executive Park, Corporate Square and Bellevue Corporate Plaza and in 1998, HRP received non-recurring tax refunds of $545,000.

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

GENERAL AND ADMINISTRATIVE EXPENSES for 1999 increased $673,000, or 21.4%, compared to 1998, primarily as a result of higher personnel, occupancy and travel costs.

LITIGATION COSTS were $2,105,000 and $134,000 for 1999 and 1998, respectively, and are related to the lawsuits described in Item 3 and Note 10 to the consolidated financial statements.

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

HRP's cash position increased $8,125,000 during 2000 to $16,457,000 as of December 31, 2000. The sources of cash during the year were $12,880,000 of cash provided by operating activities; $50,623,000 of mortgage principal proceeds; and $213,000 from the exercise and issuance of unit options. The uses of cash were $18,346,000 of mortgage principal repayments from mortgage proceeds; $10,933,000 of property and tenant improvements; $7,791,000 of property acquisition costs; $8,811,000 of property development costs; $4,721,000 of costs to purchase units; $3,493,000 of scheduled mortgage principal payments; $1,210,000 of loan fees and expenses; and $286,000 of mortgage prepayment penalty.

In addition to the commitment described below with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $7,800,000 and lease commissions of about $2,500,000 for 2001.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to gain release of the prior building from Executive Park's mortgage lien by substituting such collateral with the purchase of $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the base building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). A lease for the entire building is anticipated in the second quarter of 2001, with occupancy expected in early 2002. Financing of the development will be a combination of existing cash and a construction loan that HRP anticipates closing in the second quarter of 2001.

PROPERTY DEVELOPMENT AT CORPORATE SQUARE -

During the second quarter of 2000, HRP completed new construction of a 6-story office building containing approximately 151,000 net rentable square feet that was commenced in the second quarter of 1999. It was constructed on undeveloped land within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for the entire building was executed in 1999 and the tenant began paying rent August 2000.

The building construction, tenant improvements, lease commissions and loan costs totaled $18,779,000 (excluding the original land cost). In 1999, HRP incurred, in connection with the leasing of the entire project, $2,982,000 of lease commissions.

An interim-construction loan was secured in August 1999 that funded $12,621,000 of the costs ($6,998,000 in 1999 and $5,623,000 in 2000). On August 31, 2000,
HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

MORTGAGES -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by twelve non-recourse mortgages aggregating $200,096,000 as of December 31, 2000. These mortgages have interest rates varying from 6.97% to 9.68% (with an effective average interest rate of 8.3%) and mature between 2002 and 2020, although no mortgages have scheduled balloon payments until 2005. Based upon loan amortizations in effect, HRP is required to pay $5,367,000 of principal payments in 2001.

In December 2000, HRP refinanced Bradshaw Business Park's existing loan with a new lender. The interest rate was reduced to 8.1% from 8.5% and the maturity date was extended over ten years to a call option date in February 2011. The monthly principal payments amortize the loan over 20 years. The loan proceeds of $12,500,000 were used (i) to pay the outstanding principal balance of $5,724,000 with the former lender, (ii) to pay transaction costs of $267,000, (iii) to pay a prepayment penalty of $286,000, (iv) to fund $288,000 of loan reserves, and
(v) to add $5,935,000 to general working capital.

ACCOUNTING STANDARDS -

Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 [as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)] establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

HRP adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within HRP were identified pursuant to SFAS No. 133 requirements. HRP determined it had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and accordingly, the impact on HRP's financial statements from the adoption of these standards is the amount of the difference between the carrying value of $267,000 and the estimated fair value of $75,000.

HRP's interest rate cap was purchased in July 2000 in connection with the sale of its interest rate swap agreement (see Item 7A and Note 6 to the consolidated financial statements for more information).

The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of HRP is unable to determine the effects of such issues at this time.

INFLATION -

Inflation did not have a significant impact on HRP in 2000, 1999, and 1998 and is not anticipated to have a material impact in 2001.

FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. In 1998, HRP had entered into the interest rate swap agreement to reduce its exposure to changes in interest rates. It was designated as a hedge against variable interest exposure relating to the $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will limit HRP's exposure to changing interest rates at a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000 with terms consistent with the Allfirst Building's mortgage loan, had a carrying value of $267,000 and an estimated fair value of $75,000 as of December 31, 2000. Allfirst Building's interest rate was 8.12% as of December 31, 2000.

Substantially all of the mortgages payable contain fixed interest rates. Accordingly, changes in LIBOR or prime rates do not significantly impact the amount of interest paid by HRP. Assuming a 1% change in LIBOR or prime rates, interest paid by HRP would increase or decrease by approximately
$275,000 on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


FINANCIAL STATEMENTS:                                                            Page
                                                                                 ----
  Independent Auditors' Report                                                    15

  Consolidated Balance Sheets as of December 31, 2000 and 1999                    16

  Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998                                       17

  Consolidated Statements of Partners' Capital for the years
     ended December 31, 2000, 1999 and 1998                                       18

  Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998                                       19

  Notes to Consolidated Financial Statements                                      20



FINANCIAL STATEMENT SCHEDULE:

  Schedule III - Real Estate and Accumulated Depreciation                         33

  All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audit for the year ended December 31, 2000 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
February 9, 2001 (Except for Note 10,
as to which the date is February 28, 2001)

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                               DECEMBER 31,
                                                                       ------------------------
                                                                          2000           1999
                                                                       ---------      ---------
ASSETS

Real estate:
  Land                                                                 $  60,236      $  58,378
  Buildings and improvements                                             293,742        282,013
  Tenant improvements                                                     23,284         17,924
                                                                       ---------      ---------
                                                                         377,262        358,315
  Accumulated depreciation and amortization                             (170,870)      (165,501)
                                                                       ---------      ---------
        Real estate, net                                                 206,392        192,814

Cash and cash equivalents                                                 16,457          8,332
Accounts receivable                                                        3,211          2,287
Lease commissions, net                                                    11,035         10,653
Loan reserves and escrows                                                  7,109          7,073
Loan costs, net                                                            3,879          3,607
Prepaid expenses and other assets                                          6,421          5,620
                                                                       ---------      ---------

        Total assets                                                   $ 254,504      $ 230,386
                                                                       =========      =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                                    $ 200,096      $ 171,312
  Accounts payable and accrued expenses                                    5,570          6,013
  Prepaid rent, security deposits and other                                4,192          2,578
  Payable to affiliates, net                                                 156          1,787
                                                                       ---------      ---------
        Total liabilities                                                210,014        181,690
                                                                       ---------      ---------

Commitments and contingencies

Partners' capital:
  Limited partners -
      1,589,948 and 1,672,556 units outstanding, respectively             44,045         48,209
  General partner                                                            445            487
                                                                       ---------      ---------
        Total partners' capital                                           44,490         48,696
                                                                       ---------      ---------

        Total liabilities and partners' capital                        $ 254,504      $ 230,386
                                                                       =========      =========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     2000          1999         1998
                                                                   --------      --------     --------
REVENUES:
   Property operations                                             $ 66,324      $ 58,737     $ 55,810
   Interest                                                             968           908          870
                                                                   --------      --------     --------
      Total revenues                                                 67,292        59,645       56,680
                                                                   --------      --------     --------

EXPENSES:
   Property operations                                               26,574        23,962       22,261
   Interest                                                          15,443        13,701       12,781
   Depreciation and amortization                                     14,476        11,998       12,114
   General and administrative                                         5,046         3,817        3,144
   Litigation costs                                                   5,663         2,105          134
                                                                   --------      --------     --------
      Total expenses                                                 67,202        55,583       50,434
                                                                   --------      --------     --------

INCOME BEFORE EXTRAORDINARY ITEM                                         90         4,062        6,246

Extraordinary item -
   Net gain (loss) on early extinguishments of debt                    (389)           --        5,347
                                                                   --------      --------     --------

NET INCOME (LOSS)                                                  $   (299)     $  4,062     $ 11,593
                                                                   ========      ========     ========


ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                                $   (296)     $  4,021     $ 11,477
   General partner                                                       (3)           41          116
                                                                   --------      --------     --------
      Total                                                        $   (299)     $  4,062     $ 11,593
                                                                   ========      ========     ========


NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item                             $   0.06      $   2.40     $   3.70
      Net gain (loss) on early extinguishments of debt                (0.24)           --         3.16
                                                                   --------      --------     --------
         Net income (loss)                                         $  (0.18)     $   2.40     $   6.86
                                                                   ========      ========     ========

   Earnings per unit - assuming dilution
      Income before extraordinary item                             $   0.05      $   2.31     $   3.55
      Net gain (loss) on early extinguishments of debt                (0.23)           --         3.04
                                                                   --------      --------     --------
         Net income (loss)                                         $  (0.18)     $   2.31     $   6.59
                                                                   ========      ========     ========

WEIGHTED AVERAGE UNITS
USED IN COMPUTING NET INCOME (LOSS)
PER UNIT AND POTENTIAL UNIT:
   Basic                                                              1,620         1,673        1,673
                                                                   ========      ========     ========
   Assuming dilution                                                  1,674         1,740        1,741
                                                                   ========      ========     ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                                                 Limited
                                                                                               Partnership
                                                 General        Limited                           Units
                                                 Partner        Partners         Total         Outstanding
                                               ----------      ----------      ----------      -----------
PARTNERS' CAPITAL, JANUARY 1, 1998             $      330      $   32,711      $   33,041       1,672,556

Net income                                            116          11,477          11,593              --
                                               ----------      ----------      ----------      ----------

PARTNERS' CAPITAL, DECEMBER 31, 1998                  446          44,188          44,634       1,672,556

Net income                                             41           4,021           4,062              --
                                               ----------      ----------      ----------      ----------

PARTNERS' CAPITAL, DECEMBER 31, 1999                  487          48,209          48,696       1,672,556

Exercise and issuance of unit options                   8             806             814          17,200

Purchase of units                                     (47)         (4,674)         (4,721)        (99,808)

Net loss                                               (3)           (296)           (299)             --
                                               ----------      ----------      ----------      ----------

PARTNERS' CAPITAL, DECEMBER 31, 2000           $      445      $   44,045      $   44,490       1,589,948
                                               ==========      ==========      ==========      ==========



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     2000          1999          1998
                                                                   --------      --------      --------
OPERATING ACTIVITIES:
     Net income (loss)                                             $   (299)     $  4,062      $ 11,593
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
         Depreciation and amortization                               14,476        11,998        12,114
         Non-qualified unit option compensation                         601            --            --
         Net (gain) loss on early extinguishments of debt               389            --        (5,347)
         Amortization of mortgage principal forgiveness                  --            --        (1,485)
         Effective rent adjustments                                    (569)         (778)         (444)
     Changes in assets and liabilities:
         Receivables                                                   (924)         (831)         (294)
         Lease commission payments                                   (5,021)       (4,272)       (2,369)
         Prepaid expenses, loan reserves and other assets               567          (250)          255
         Accounts payable and other liabilities                       3,660        (1,055)           55
                                                                   --------      --------      --------
            Net cash provided by operating activities                12,880         8,874        14,078
                                                                   --------      --------      --------

INVESTING ACTIVITIES:
     Property and tenant improvements                               (10,933)       (7,024)       (6,603)
     Property development cost                                       (8,811)       (6,427)           --
     Property acquisitions                                           (7,791)       (5,454)           --
                                                                   --------      --------      --------
            Net cash used in investing activities                   (27,535)      (18,905)       (6,603)
                                                                   --------      --------      --------

FINANCING ACTIVITIES:
     Mortgage principal proceeds                                     50,623         6,998        66,500
     Mortgage principal refinanced                                  (18,346)           --       (59,577)
     Mortgage prepayment penalties                                     (286)           --        (1,855)
     Mortgage principal payments                                     (3,493)       (2,913)       (2,756)
     Loan reserves                                                       --            --          (550)
     Loan fees and expenses                                          (1,210)         (219)       (1,405)
     Exercise and issuance of unit options                              213            --            --
     Purchase of units                                               (4,721)           --            --
                                                                   --------      --------      --------
            Net cash provided by financing activities                22,780         3,866           357
                                                                   --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8,125        (6,165)        7,832
BEGINNING CASH AND CASH EQUIVALENTS                                   8,332        14,497         6,665
                                                                   --------      --------      --------
ENDING CASH AND CASH EQUIVALENTS                                   $ 16,457      $  8,332      $ 14,497
                                                                   ========      ========      ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



1.   ORGANIZATION

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 2000, there were 1,589,948 units outstanding.

     As of December 31, 2000, HRP owned fifteen real estate assets (the "Properties"), located in six states containing 5,576,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

     Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly- owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.


2.   ACCOUNTING POLICIES

     CONSOLIDATION

     HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 2000, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.


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

     Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

     HRP capitalizes all costs related to the development and construction of its projects, including interest of $493,000 and $124,000 in 2000 and 1999, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof have commenced. All costs for construction are capitalized and allocated to each building. Capitalization of construction costs related to a particular building is discontinued when the building is available for occupancy.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



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


     OTHER ASSETS

     Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2001 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2002 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $3,158,000, $2,286,000, and $2,232,000 in 2000, 1999, and 1998, respectively. Amortization of loan costs, included in interest expense, was $855,000, $536,000, and $456,000 in 2000, 1999, and 1998, respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets includes unamortized effective rent adjustments, prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.


     REVENUE RECOGNITION

     Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $569,000, $778,000, and $444,000 in 2000, 1999, and 1998, respectively.

     HRP has adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and its adoption did not have a significant impact on HRP's financial position and results of operations.


     INTEREST RATE AGREEMENTS

     HRP has used an interest rate swap as a hedge against interest exposure of variable rate debt. HRP's only interest rate swap was sold in July 2000. Differences between amounts paid or received in this interest rate agreement, which was designated as a hedge, was included in interest expense as the payments were made or received. HRP was exposed to credit-related gains or losses in the event of non-performance by counterparties, however none of the counterparties failed to meet their obligations during the term of the agreement. In July 2000, in connection with the sale of the interest rate swap, HRP purchased an interest rate cap derivative that limits its interest rate exposure on its mortgage for Allfirst Building (see Notes 6 and 9 for more information).


     INCOME TAXES

     Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $182,000, $243,000, and $248,000 in 2000, 1999, and 1998, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



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


                                                                 2000        1999        1998
                                                                ------      ------      ------
Weighted average units outstanding - basic                       1,620       1,673       1,673
Issuance of units from options                                      75          86          86
Repurchase of units from unit option proceeds                      (21)        (19)        (18)
                                                                ------      ------      ------
Weighted average units outstanding - assuming dilution           1,674       1,740       1,741
                                                                ======      ======      ======


     ACCOUNTING PRONOUNCEMENTS AND OTHER

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported results.

     Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 [as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)] establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     HRP adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within HRP were identified pursuant to SFAS No. 133 requirements. HRP determined it had one derivative, an interest rate cap (see Notes 6 and 9 for more information). Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and accordingly, the impact on HRP's financial statements from the adoption of these standards is the amount of the difference between the carrying value of $267,000 and the estimated fair value of $75,000.

     The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of HRP is unable to determine the effects of such issues at this time.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



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

     Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP (in thousands):

                                   Entity
                                  Paid or
                                 Reimbursed    2000       1999       1998
                                 ----------  -------     ------     ------
Asset management fee               Realty     $  581     $  514     $  495
Acquisition fee                    Realty         74        105         --
Reimbursement of costs (a)         Realty      2,974      2,941      2,320
Property management fee            HCRE        1,914      1,693      1,608
Lease commissions (b)              HCRE        2,605      4,933      1,964
Construction fees                  HCRE          917        891        314

     (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

     (b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued were related to the development project at Corporate Square and were paid in 2000. See Note 5.


4.   STATEMENTS OF CASH FLOWS

     Cash interest payments were $13,831,000 (net of capitalized interest of $523,000), $13,114,000 (net of capitalized interest of $94,000), and
     $13,934,000 in 2000, 1999, and 1998, respectively.

     Supplemental disclosure of noncash investing and financing activities are as follows -

          As of December 31, 1999, HRP had accounts payable for property development and construction cost at Corporate Square of $2,641,000.

          In October 1999, HRP acquired Gulley Road Industrial Park for $8,249,000 including the assumption of an outstanding mortgage of $5,149,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



5.   PROPERTY TRANSACTIONS


     PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

     In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to gain release of the prior building from Executive Park's mortgage lien by substituting such collateral with the purchase of $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the base building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). A lease for the entire building is anticipated in the second quarter of 2001, with occupancy expected in early 2002. Financing of the development will be a combination of existing cash and a construction loan that HRP anticipates closing in the second quarter of 2001.

     PROPERTY DEVELOPMENT AT CORPORATE SQUARE  -

     During the second quarter of 2000, HRP completed new construction of a 6-story office building containing approximately 151,000 net rentable square feet that was commenced in the second quarter of 1999. It was constructed on undeveloped land within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for the entire building was executed in 1999 and the tenant began paying rent August 2000.

     The building construction, tenant improvements, lease commissions and loan costs totaled $18,779,000 (excluding the original land cost). In 1999, HRP incurred, in connection with the leasing of the entire project, $2,982,000 of lease commissions.

     An interim-construction loan was secured in August 1999 that funded $12,621,000 of the costs ($6,998,000 in 1999 and $5,623,000 in 2000). On
     August 31, 2000, HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

     ACQUISITIONS -

     On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View Business Center) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The acquisition cost was $7,791,000. HRP obtained financing for $5,500,000 of the purchase price with a new loan. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%. The property was 97% occupied as of December 31, 2000.

     In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The acquisition costs of $8,249,000 included the assumption of an outstanding mortgage of $5,149,000. The loan, which fully amortizes over the next eleven and a half years, matures in May 2011, and has a fixed interest rate of 7.375%. The property was 98% occupied as of December 31, 2000.

     In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,000 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. The property was unoccupied from December 1999 through April 2000 during a $1,765,000 property and tenant improvement renovation. In May 2000, HRP closed on a mortgage for the property generating $2,500,000 of loan proceeds. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The property was 100% occupied as of December 31, 2000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



6.   MORTGAGES PAYABLE

     Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by twelve non- recourse mortgages aggregating $200,096,000 as of December 31, 2000 and $171,312,000 as of
     December 31, 1999. These mortgages have interest rates varying from 6.97% to 9.68% (with an effective average interest rate of 8.3%) and mature between 2002 and 2020, although no mortgages have scheduled balloon payments until 2005. Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):


                                                        Total
                       Principal       Balloon         Mortgage
                       Payments        Payments        Payments
                       ---------      ---------       ---------
2001                   $   5,367      $      --      $    5,367
2002                       5,127             --           5,127
2003                       4,480             --           4,480
2004                       4,838             --           4,838
2005                       4,403         74,515          78,918
Thereafter                27,221         74,145         101,366
                       ---------      ---------      ----------
   Total               $  51,436      $ 148,660      $  200,096
                       =========      =========      ==========


The following table sets forth, by real estate property, the mortgages payable balances, maturity dates, and interest rates as of December 31, 2000 (in thousands):


                                          Mortgages   Maturity          Interest
                                           Payable      Date               Rate
                                       ----------     ----------        --------
Airport Plaza                          $      748     10-11-2005           8.70%
Allfirst Building                          25,000      4-30-2006           8.12% (a)
Bellevue Corporate Plaza                   14,964     10-11-2005           8.70%
Bradshaw Business Parks                    12,500       2-1-2011           8.10%
Corporate Square                           21,500      8-15-2020           7.97%
Corporate Square                            8,136     10-11-2005           8.70%
Corporate Square                            3,036       8-1-2005          8.625%
Executive Park                             32,902      4-11-2008           7.32%
Fairlane Commerce Park                     19,827     10-11-2005           8.70%
Fountain View Business Center               5,406      2-10-2010           8.17%
Gulley Road Industrial Park                 4,806      5-11-2011          7.375%
Joy Road Distribution Center                2,500      7-31-2002           9.68% (b)
Montrose Office Center                      6,079     10-11-2005           8.70%
Parklane Towers                            22,445     10-11-2005           8.70%
Raintree Industrial Park                   10,474     10-11-2005           8.70%
Riverbank Plaza                             2,475      2-10-2010           8.29%
Seattle Business Parks                      7,298       6-7-2008           6.97%
                                       ----------
   Total                               $  200,096
                                       ==========


          (a) LIBOR plus 1.30%

          (b) Prime plus 0.50% or LIBOR plus 3.0%

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



6.   MORTGAGES PAYABLE  - (CONTINUED)

     The following discussions only pertain to financing and refinancing activities of HRP during the three years ended December 31, 2000.

     BRADSHAW BUSINESS PARKS -

     In December 2000, HRP refinanced Bradshaw Business Park's existing loan with a new lender. The interest rate was reduced to 8.1% from 8.5% and the maturity date was extended over ten years to a call option date in February 2011. The monthly principal payments amortize the loan over 20 years. The loan proceeds of $12,500,000 were used (i) to pay the outstanding principal balance of $5,724,000 with the former lender, (ii) to pay transaction costs of $267,000, (iii) to pay a prepayment penalty of $286,000, (iv) to fund $288,000 of loan reserves, and (v) to add $5,935,000 to general working capital. The prepayment penalty along with the writeoff of $103,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

     JOY ROAD  -

     In August 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by Joy Road Distribution Center in Detroit, Michigan. The principal payments amortize the loan over 24 months. The loan matures July 31, 2002 and has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%. The loan proceeds were for general working capital purposes.

     Also in August 2000, HRP closed on a $2,000,000 revolving line of credit. The line of credit matures July 31, 2001, has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%, and requires monthly interest payments but no principal amortization. As of December 31, 2000, HRP had not borrowed against this facility.

     RIVERBANK PLAZA -

     In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds and is secured by Riverbank Plaza, which was acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

     FOUNTAIN VIEW -

     In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

     CORPORATE SQUARE -

     An interim-construction loan was secured in August 1999 that funded $12,621,000 of a development project at Corporate Square (see Note 5 for further information) . The loan provided $6,998,000 in 1999 and $5,623,000 in 2000. On August 31, 2000, HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

     ALLFIRST BUILDING -

     On November 16, 1998, HRP refinanced Allfirst Building's existing loan with a new lender in the amount of $25,000,000. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates. It was designated as a hedge against variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, compared to the previous loan's rate of LIBOR plus 325 basis points, or 8.47% as of November 1998.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



6.   MORTGAGES PAYABLE  - (CONTINUED)

     The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender,
     (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

     HRP was amortizing mortgage principal forgiveness associated with Allfirst's previous loan over that loan's life. The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000, which is included in the Consolidated Statements of Operations as an extraordinary item in 1998.

     On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. This interest rate swap agreement effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan into interest expense. As of December 31, 2000, the unamortized balance, included on the balance sheet in "Prepaid rent, security deposits and other", was $1,481,000.

     Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will limit HRP's exposure to changing interest rates at a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's interest rate was 8.12% as of December 31, 2000.

     The interest rate cap is a derivative and was designated as a cash flow hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings.

     SEATTLE BUSINESS PARKS -

     On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthened the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of $220,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the writeoff of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item in 1998.

     EXECUTIVE PARK -

     On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduced the interest rate from 8.87% to an effective interest rate of 7.32% and extended the amortization period from fifteen years to twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender, (ii) to pay transaction costs of $901,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and (v) for general working capital. The prepayment penalty along with the writeoff of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item in 1998.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



7.   LEASE AGREEMENTS

     The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $3,315,000, $2,539,000, and $2,591,000 in 2000, 1999, and
     1998, respectively. At December 31, 2000, the Properties, in the aggregate, were 90% occupied. The following table sets forth the minimum cash rental payments to be received under non-cancelable leases with tenants and minimum cash rental payments that may be received under leases with early termination rights (in thousands):


                                          Payments
                           Non-         with Early
                        cancelable      Termination
                         Payments         Rights           Total
                        ----------      -----------     ----------
2001                     $  54,443        $   2,625     $   57,068
2002                        47,030            2,424         49,454
2003                        37,290            2,596         39,886
2004                        28,251            3,191         31,442
2005                        20,109            3,041         23,150
Thereafter                  78,907           16,065         94,972
                         ---------         --------      ---------
   Total                 $ 266,030         $ 29,942      $ 295,972
                         =========         ========      =========


     During 2000 and 1999, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 13% of revenues in 2000 and 1999, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 12% and 10% of revenues in 2000 and 1999, respectively.

     As of December 31, 2000, Ford occupied 200,000 square feet of office space under 8 leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under 7 leases at Fairlane Commerce Park. These leases expire between 2001 and 2005 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2000, GSA occupied 269,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2003 and 2020.

     The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

     HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000 and $123,000 for 2001 and 2002, respectively, of which HRP's portion is approximately $179,000 and $74,000 for 2001 and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



8.   PARTNERS' CAPITAL

     In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997. The options expire on February 27, 2005 and generally, the optionees may borrow the amounts necessary to exercise the options. As of December 31, 2000, 17,200 options had been exercised (all during 2000), none have been canceled and 68,800 options remained exercisable. No options have been granted since the adoption of the disclosure only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation".

     As part of the resignation of Brian Troup as an officer and director of Hallwood and HRP's general partner on December 21, 1999, Hallwood transferred 82,608 units of HRP that it owned to a trust controlled by Mr. Troup. On May 12, 2000, Mr. Troup exercised his unit options to purchase 17,200 HRP units at the option plan's exercise price of $11.875 per unit, which generated $601,000 of non-cash compensation. Also on May 12, 2000, HRP purchased and retired all of Mr. Troup's above-mentioned 99,808 units at $46.825 per unit (the average of the closing market prices of the units for the twenty trading days prior to the purchase). As a result of these transactions, HRP's outstanding units have decreased from 1,672,556 to 1,589,948.


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

     Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 8.0% and 8.2% as of December 31, 2000 and 1999, respectively) and has determined that the estimated fair value as of December 31, 2000 and 1999 would equal approximately $200,564,000 and $167,212,000, respectively.

     The estimated fair value and carrying value of HRP's interest rate cap as of December 31, 2000 was $75,000 and $267,000, respectively, base on a quote obtained from the issuer of the cap agreement.

     As of December 31, 2000 and 1999, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



10.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

     The first suit was filed on February 27, 1997 in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access.

     The second action was filed on June 20, 1997 in a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that
     (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them.

     A five-day trial was held in January 2001. The Court requested post-trial briefings, which should be completed by mid- April 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, we are not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

     On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al. (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP was seeking various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

     Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP is in the process of determining whether to proceed with an appeal and no final decision as to such plans has been made.

     HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



10.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

     Although it is HRP's position in the litigation filed in the Southern District of New York that certain holders of HRP's units have become an "Acquiring Person" under the Rights Plan by virtue of obtaining dispositive power over more than 15% of the outstanding units, a final determination of this issue will be made by the court. As a result, the general partner has amended the Rights Plan, among other things, to postpone the "Distribution Date" under the Rights Plan based on the general partner's current understanding of the facts. By taking such action, the rights will become exercisable, if at all, only after the final resolution by a court that an "Acquiring Person" exists for the purposes of the Rights Plan. Additionally, the expiration of the redemption period under the Rights Plan has also been extended pending litigation. However, if additional facts come to the general partner's attention or the status or unit ownership of any unitholder change in any respect, the general partner will review the circumstances at that time and may change its conclusions. HRP has also amended the Rights Plan to extend the expiration period of the rights until one year after entry of an order, which is final and not subject to appeal, resolving the above-mentioned lawsuit.

     OTHER

     In addition to the commitment previously described in Note 5 with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $7,800,000 and lease commissions of about $2,500,000 for 2001.


11.  SUBSEQUENT EVENTS

     In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet for a gross selling price of $3,287,000. The sale resulted in approximately $3,035,000 of net proceeds to HRP and a net gain of about $2,150,000. Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet for a gross selling price of $575,000. The sale resulted in approximately $526,000 of net proceeds to HRP and a net gain of about $153,000. The combined carrying value of the assets was approximately $1,258,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below is selected quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands except per unit amounts) :


                                                                                Quarter Ending
                                                         --------------------------------------------------------
                                                          March 31       June 30       September 30   December 31
                                                         ----------     ----------     ------------   -----------
                   2000

 Total revenues                                          $   16,169     $   16,203     $   17,171     $   17,749

 Property operations revenues less property
 operations expenses, general and administrative
 expenses and litigation costs(a)                             8,041          7,125          7,712          6,163

 Income (loss) before extraordinary item(a)(b)                1,450            533            659         (2,552)
 Net income (loss)(a)                                         1,450            533            659         (2,941)

 Earnings per unit - basic
     Income (loss) before extraordinary item                    .86            .32            .41          (1.59)
     Extinguishment of debt(b)                                   --             --             --           (.24)
     Net income (loss)(a)                                       .86            .32            .41          (1.83)
 Earnings per unit - assuming dilution(c)
     Income (loss) before extraordinary item                    .83            .31            .40          (1.59)
     Extinguishment of debt(b)                                   --             --             --           (.24)
     Net income (loss)(a)                                       .83            .31            .40          (1.83)


                   1999

 Total revenues                                          $   14,559     $   14,252     $   15,140     $   15,694

 Property operations revenues less property
 operations expenses, general and administrative
 expenses and litigation costs(d)                             7,397          7,302          7,399          6,755

 Net income(d)                                                1,214          1,182          1,239            427

 Net income per unit - basic(d)                                 .72            .70            .73            .25
 Net income per unit - assuming dilution(d)                     .69            .67            .70            .24


(a) Litigation costs were $616, $1,292, $1,359 and $2,396 in the first, second, third, and fourth quarters of 2000, respectively, and accordingly affected these amounts. (See Note 10 to the Consolidated Financial Statements for more information about the litigation).

(b) The extraordinary item in the fourth quarter of 2000 is a loss on early extinguishment of debt of $389.

(c) Unit options are considered antidilutive in the fourth quarter of 2000 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

(d) Litigation costs were $180, $430, $700 and $795 in the first, second, third, and fourth quarters of 1999, respectively, and accordingly affected these amounts. (See Note 10 to the Consolidated Financial Statements for more information about the litigation).

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                Costs
                                                                              capitalized
                                                                              subsequent
                                                                                  to             Gross amount at which
                                                         Initial cost         acquisition      carried at close of period
                                                      ---------------------   -----------    ---------------------------------
                                                                Buildings     Buildings                Buildings
                                                                   and          and                       and
Description (A)                       Encumbrances    Land     improvements  improvements    Land     improvements   Total (B)
----------------                      ------------    ----     ------------  ------------    ----     ------------   ---------
   Airport Plaza                       $    748     $    300     $  4,013     $    329     $    300     $  4,342     $  4,642
   Allfirst Building                     25,000        2,100       43,772        3,863        2,100       47,635       49,735
   Bellevue Corporate Plaza              14,964        7,428       17,617        2,751        7,428       20,368       27,796
   Bradshaw Business Parks               12,500        5,018       15,563        5,147        5,018       20,710       25,728
   Corporate Square                      32,672        6,142       14,112       23,615        6,142       37,727       43,869
   Executive Park                        32,902       15,243       34,982        8,920       15,243       43,902       59,145
   Fairlane Commerce Park                19,827        5,191       18,080        6,039        5,191       24,119       29,310
   Fountain View Business Center          5,406        1,858        5,933          421        1,858        6,354        8,212
   Gulley Road Industrial Park            4,806        1,227        7,022          116        1,227        7,138        8,365
   Joy Road Distribution Center           2,500          359        1,340        2,107          359        3,447        3,806
   Montrose Office Center                 6,079        5,096       15,754        3,510        5,096       19,264       24,360
   Parklane Towers                       22,445        3,420       37,592        8,189        3,420       45,781       49,201
   Raintree Industrial Park              10,474        1,191       18,208        1,368        1,191       19,576       20,767
   Riverbank Plaza                        2,475          710        1,644        1,784          710        3,428        4,138
   Seattle Business Parks                 7,298        4,953        8,730        4,233        4,953       12,963       17,916
   Corporate office - FF&E                   --           --           --          272           --          272          272
                                       --------     --------     --------     --------     --------     --------     --------

   TOTAL                               $200,096     $ 60,236     $244,362     $ 72,664     $ 60,236     $317,026     $377,262
                                       ========     ========     ========     ========     ========     ========     ========


                                       Accumulated
                                      depreciation     Date
Description (A)                         (B)(C)        acquired
----------------                      ------------    --------
   Airport Plaza                        $  3,818     4/30/87
   Allfirst Building                      29,462     6/29/84
   Bellevue Corporate Plaza                6,515     6/30/88
   Bradshaw Business Parks                12,330     9/24/85
   Corporate Square                       15,051     8/2/85 & 10/1/92
   Executive Park                         31,978     12/19/85
   Fairlane Commerce Park                 11,898     12/30/86 & 7/1/87
   Fountain View Business Center             252     1/26/00
   Gulley Road Industrial Park               410     10/29/99
   Joy Road Distribution Center              793     2/14/96
   Montrose Office Center                  8,728     1/8/88
   Parklane Towers                        30,232     12/16/84
   Raintree Industrial Park               10,726     7/17/86
   Riverbank Plaza                           309     8/19/99
   Seattle Business Parks                  8,244     4/24/86
   Corporate office - FF&E                   124     various
                                        --------

   TOTAL                                $170,870
                                        ========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


     (A) PROPERTY LOCATIONS ARE AS FOLLOWS:


Airport Plaza                         San Diego, California
Allfirst Building                     Baltimore, Maryland
Bellevue Corporate Plaza              Bellevue, Washington
Bradshaw Business Parks               Sacramento and Rancho Cordova, California
Corporate Square                      Atlanta, Georgia
Executive Park                        Atlanta, Georgia
Fairlane Commerce Park                Dearborn, Michigan
Fountain View Business Center         San Diego, California
Gulley Road Industrial Park           Dearborn, Michigan
Joy Road Distribution Center          Detroit, Michigan
Montrose Office Center                Rockville, Maryland
Parklane Towers                       Dearborn, Michigan
Raintree Industrial Park              Solon, Ohio
Riverbank Plaza                       San Diego, California
Seattle Business Parks                Kent and Tukwila, Washington


     (B)  RECONCILIATION OF CARRYING COSTS (in thousands):


                                                  Accumulated
                                      Cost        Depreciation
                                    ---------     ------------
Balance, January 1, 1998            $ 334,395      $ 155,367

    Additions                           6,603          9,852
    Retirements                        (4,277)        (4,277)
                                    ---------      ---------

Balance, December 31, 1998            336,721        160,942

    Additions                          26,694          9,659
    Retirements                        (5,100)        (5,100)
                                    ---------      ---------

Balance, December 31, 1999            358,315        165,501

    Additions                          24,896         11,318
    Retirements                        (5,949)        (5,949)
                                    ---------      ---------

Balance, December 31, 2000          $ 377,262      $ 170,870
                                    =========      =========


     (C)  COMPUTATION OF DEPRECIATION:

          Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the term of the respective leases or useful life, if shorter.



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


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 56, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
     Mr. Gumbiner has served a director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood's President and Chief Operating Officer since December 21, 1999. He has served as Chairman of the Board and Chief Executive Office of Hallwood Energy Corporation and its predecessors ("HEC") since 1987 and as a director of Hallwood Holdings S.A. since 1984. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 57, PRESIDENT AND DIRECTOR OF REALTY
     Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He has served as President, Chief Operating Officer and a director of HEC since 1985 and in that capacity devotes a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 57, EXECUTIVE VICE PRESIDENT AND SECRETARY
     Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO  H. WALTHER, 52, SENIOR VICE PRESIDENT
     Mr. Walther has been an Executive Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 53, VICE PRESIDENT - FINANCE
     Mr. Gent joined Hallwood in March 1990 and has been Vice President-Finance of Realty since March 1990. He previously served as Vice President -Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 59, DIRECTOR OF REALTY
     Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University.

WILLIAM F. FORSYTH, 51, DIRECTOR OF REALTY
     Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 57, DIRECTOR OF REALTY
     Mr.Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2000 to December 31, 2001, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements, except that, as alleged in litigation filed in the Southern District of New York, HRP believes that certain holders of HRP's units have obtained dispositive power over more than 15% of the outstanding units, which has not been properly disclosed. A final determination of this issue will be made by the court.


ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2000, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood, Realty, and HEC. Mr. Guzzetti is also President and Chief Operating Officer of Realty; Chief Operating Officer and President of HEC; and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $25,000, $20,000, and $20,000 in 2000, 1999, and 1998, respectively, for director fees. Mr. Walther was paid $20,000 in 1998 for director fees.

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

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP (in thousands):

                                   Entity
                                   Paid or
                                 Reimbursed    2000       1999       1998
                                 ----------   ------     ------     ------
Asset management fee               Realty     $  581     $  514     $  495
Acquisition fee                    Realty         74        105         --
Reimbursement of costs(a)          Realty      2,974      2,941      2,320
Property management fee             HCRE       1,914      1,693      1,608
Lease commissions(b)                HCRE       2,605      4,933      1,964
Construction fees                   HCRE         917        891        314


(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

(b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued were related to the development project at Corporate Square and were paid in 2000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of Realty (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the four other executive officers with earnings that exceeded $100,000 for the year ended December 31, 2000. Bonuses and other annual compensation are with respect to years presented and are usually paid in the following year.


                                                  SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                       -----------------------------------------------
                                                                          Other Annual
Name and Principal Position            Year     Salary(a)    Bonus     Compensation(b)
---------------------------            ----     ---------   --------   ---------------
Anthony J. Gumbiner                    2000     $     --     $150,000     $     --
Chairman of the Board and              1999           --      150,000           --
Chief Executive Officer                1998           --           --           --

William L. Guzzetti                    2000      200,000       32,333           --
President and Chief                    1999      200,000       32,333           --
Operating Officer                      1998      200,000       28,833           --

John G. Tuthill                        2000      150,360       68,265        7,895
Executive Vice President               1999      150,360       68,265        7,923
and Secretary                          1998      150,360       56,265        8,282

Udo H. Walther                         2000      150,000       68,250        7,895
Senior Vice President                  1999      150,000       68,250           --
                                       1998       25,000        6,250           --

Jeffrey D. Gent                        2000      115,000       19,471        6,245
Vice President - Finance               1999      108,541       18,784        6,206
                                       1998      104,366       15,523        8,017


(a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

(b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.


In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2000. None of the executive officers exercised any options during the year ended December 31, 2000 and HRP has not granted SARs.


                     AGGREGATED OPTION/SAR EXERCISES IN 2000
                   AND OPTION/SAR VALUES AT DECEMBER 31, 2000

                                                                                         Value of Unexercised
                                                   Number of Unexercised                     In-the-Money
                                                        Options at                            Options at
                                Units                December 31, 2000                     December 31, 2000
                              Acquired        -------------------------------         -----------------------------
Name                         on Exercise      Exercisable       Unexercisable          Exercisable    Unexercisable
----                         -----------      -----------       -------------          -----------    -------------
Anthony J. Gumbiner              0                25,800            0                     $886,875        $ 0
William L. Guzzetti              0                15,000            0                      515,625          0
John G. Tuthill                  0                13,000            0                      446,875          0
Jeffrey D. Gent                  0                 7,000            0                      240,625          0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of March 14, 2001 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:


                                                               Amount                           Percent
      Name and Address of                                   Beneficially                          of
      Beneficial  Owner                                      Owned(f)                            Class
      -------------------                                   ------------                         -----
      HWG, LLC                                                330,432                             20.8%
      c/o The Hallwood Group Incorporated
      3710 Rawlins, Suite 1500
      Dallas, Texas 75219

      Gotham Partners, L.P.  and                              247,994                             15.6%
      Gotham Partners, L.P. III
      237 Park Avenue, 9th Floor
      New York, NY 10017(a)

      Interstate Properties                                   167,700                             10.5%
      Park 80 West, Plaza II
      Saddle Brook, NJ 07662(a)

      Alan G. Crisp(b)                                             --                               --

      William F. Forsyth(b)                                        --                               --

      Anthony J. Gumbiner(b)                                   25,800 (c)                          1.6% (c)

      William L.  Guzzetti(b)                                  15,100 (d)                          0.9% (d)

      Edward T. Story(b)                                           --                               --

      All directors and executive officers
      as a group (8 persons)                                   60,900 (e)                          3.7% (e)


     (a) See discussion in Item 3 regarding certain litigation filed in the Southern District of New York.

     (b) Represents the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

     (c)  Comprised of currently exercisable options to purchase 25,800 units.

     (d)  Includes currently exercisable options to purchase 15,000 units.

     (e)  Includes currently exercisable options to purchase 60,800 units.

     (f) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information covered by this item, see Note 3 to the Registrant's consolidated financial statements included in Item 8 hereof.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



(1)  Financial Statements.

     See Index contained in Item 8.

(2)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2000 or in 2001 prior to the filing of this Form 10-K for the year ended December 31, 2000.

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


                                   HALLWOOD REALTY PARTNERS, L.P.
                                   BY:   HALLWOOD REALTY, LLC
                                         GENERAL PARTNER


DATE: March 15, 2001               BY:   /s/ WILLIAM L.  GUZZETTI
      --------------                     ------------------------
                                         William L. Guzzetti
                                         President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2000, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                     Signature                                  Capacity                               Date
                     ---------                                  --------                               ----

/s/ ANTHONY J.  GUMBINER                                Chairman of the Board and Director,            March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Anthony J. Gumbiner                                     (Chief Executive Officer)


/s/ WILLIAM L.  GUZZETTI                                President and Director,                        March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
William L. Guzzetti                                     (Chief Operating Officer)


/s/ JEFFREY D.  GENT                                    Vice President - Finance,                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Jeffrey D. Gent                                         (Chief Accounting Officer)


/s/ALAN G. CRISP                                        Director,                                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Alan G. Crisp


/s/ WILLIAM F.  FORSYTH                                 Director,                                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
William F. Forsyth


/s/ EDWARD T. STORY                                     Director,                                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Edward T. Story


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

MARK ONE

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 0-9579

                                   ----------

                           HALLWOOD ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

                                   ----------

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
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                ---------------------
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

The aggregate market value of the common shares held by nonaffiliates of the registrant as of March 1, 2001 was approximately $77,378,000.

Number of Shares outstanding as of March 1, 2001:  Common Stock                            9,659,239
                                                   Series A Cumulative Preferred Stock     2,263,573

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The information called for by Part III of Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                     PART I


ITEM 1 - BUSINESS

Hallwood Energy Corporation ("Hallwood" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of Hallwood, and all share and per share information assumes that the shares of Hallwood issued to HEP Unitholders in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States. On March 1, 2001, Hallwood had 73 employees.

MARKETING

The oil and gas produced from the properties owned by Hallwood has typically been marketed through normal channels for such products. The Company generally sells its oil at local field prices generally paid by the principal purchasers of crude oil in the areas where the majority of producing properties are located. In response to the volatility in the oil markets, Hallwood has entered into financial contracts for hedging the price of between 9% and 33% of its estimated oil production for 2001 through 2002.

All of Hallwood's natural gas production is sold on the spot market or in short-term contracts and is transported in intrastate and interstate pipelines. Hallwood has entered into financial contracts for hedging the price of between 25% and 51% of its estimated gas production for 2001 through 2002.

The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as an increase or decrease in oil or gas revenue at the time the hedged volumes are sold.

Both oil and natural gas are purchased by refineries, major oil companies, public utilities, industrial customers and other users and processors of petroleum products. Hallwood is not confined to, nor dependent upon, any one purchaser or small group of purchasers. Accordingly, the loss of a single purchaser, or a few purchasers, would not materially affect Hallwood's business because there are numerous other purchasers in the areas in which Hallwood sells its production. However, for the years ended December 31, 2000, 1999 and 1998, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                                  2000        1999        1998
                                                 ------      ------      ------

         El Paso Field Services Company              18%         14%         11%
         Plains All American Inc.                    15%         14%
         Conoco Inc.                                 14%         19%         23%

COMPETITION

Hallwood encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling programs. As described above under "Marketing," production is sold on the spot market, thereby reducing sales competition; however, oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy.

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

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which Hallwood does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

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

ENVIRONMENTAL CONSIDERATIONS

The exploration for, and development of, oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the current interest in environmental matters, the Company cannot predict what effect possible future public or private action may have on the business of Hallwood. The Company is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 2000, Hallwood has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings, cash flows or the competitive position of Hallwood in the oil and gas industry.

INSURANCE COVERAGE

Hallwood is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. Hallwood maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to that of Hallwood, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon Hallwood's earnings, cash flows and financial position.

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change.

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

These risks and uncertainties include, among others:

Volatility of oil and gas prices. It is impossible to predict future oil and gas price movements with certainty. Declines in oil and gas prices may materially adversely affect Hallwood's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and gas prices may also reduce the amount of oil and gas that Hallwood can produce economically.

Hallwood's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, will be substantially dependent upon prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond Hallwood's control.

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

Competition from larger, more established oil and gas companies. Hallwood encounters competition from other oil and gas companies in all areas of its operation, including the acquisition of exploratory prospects and proven properties. The Company's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than Hallwood's and, in many instances, have been engaged in the oil and gas business for a much longer time than Hallwood. Those companies may be able to pay more for exploratory prospects and productive oil and gas properties, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than Hallwood's financial or human resources permit. The Company's ability to explore for oil and gas prospects and to acquire additional properties in the future will be dependent upon its ability to conduct its operations, to evaluate and select suitable properties and to consummate transactions in highly competitive environments.

Risks of drilling activities. Hallwood's success will be materially dependent upon the continued success of its drilling program. Hallwood's future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on Hallwood's future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although Hallwood has identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.

Availability of capital is important to the Company's ability to grow. The acquisition of reserves is capital intensive, and funding for the costs of acquisition may be greater than the Company's cash flow can provide. As a result, additional financing may be required, and the availability or terms of any such additional financing cannot be assured. In the event sufficient capital resources are not available to the Company, it may negatively affect the Company's flexibility in planning for and reacting to possible acquisition activities. The business of exploring for, developing or acquiring reserves is capital-intensive. To the extent cash flow from operations is reduced, and external reserves of capital become limited or unavailable, Hallwood's ability to make the necessary capital investments to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that Hallwood's future exploration, development and acquisition activities will result in additional proved reserves or that Hallwood will be able to drill productive wells at acceptable costs. Furthermore, although Hallwood's revenues could increase if prevailing prices for oil and gas increase significantly, Hallwood's finding and development costs could also increase.

Risks relating to the acquisition of oil and gas properties. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, Hallwood will perform a review of the subject properties that it believes to be generally consistent with industry practices. This usually includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. There can be no assurances that any acquisition of property interests by Hallwood will be successful and, if an acquisition is unsuccessful, that the failure will not have an adverse effect on Hallwood's future results of operations and financial condition.

Hazards relating to well operations and lack of insurance. The oil and gas business involves certain hazards such as well blowouts; craterings; explosions; uncontrollable flows of oil, gas or well fluids; fires; formations with abnormal pressures; pollution; and releases of toxic gas or other environmental hazards and risks, any of which could result in substantial losses to Hallwood. In addition, Hallwood may be liable for environmental damages caused by previous owners of property purchased or leased by Hallwood. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of Hallwood's properties. While Hallwood believes that it maintains all types of insurance commonly maintained in the oil and gas industry, it does not maintain business interruption insurance. In addition, Hallwood cannot predict with certainty the circumstances under which an insurer might deny coverage. The occurrence of an event not fully covered by insurance could have a materially adverse effect on Hallwood's financial condition and results of operations.

Future oil and gas production depends on continually replacing and expanding reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Hallwood's future oil and gas production is, therefore, highly dependent upon its ability to economically find, develop or acquire additional reserves in commercial quantities. Except to the extent Hallwood acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of Hallwood will decline as reserves are produced.

Estimates of reserves and future cash flows are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from them prepared by different engineers, or by the same engineers but at different times, may vary substantially, and such reserve estimates may be subject to downward or upward adjustment based upon such factors. In addition, the status of the exploration and development program of any oil and gas company is ever-changing. Consequently, reserve estimates also vary over time. Actual production, revenues and expenditures with respect to Hallwood's reserves will likely vary from estimates, and such variances may be material.

ITEM 2 - PROPERTIES

EXPLORATION AND DEVELOPMENT PROJECTS AND ACQUISITIONS

In 2000, Hallwood incurred $25,807,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $9,320,000 for property acquisitions and approximately $16,487,000 for domestic exploration and development. Hallwood also issued 417,406 shares of its common stock valued at $3,315,000 as part of a property acquisition completed in the third quarter. Hallwood's 2000 capital program led to the replacement, including revisions to prior year reserves, of 329% of 2000 production using year-end prices of $27.00 per bbl and $9.25 per mcf. Sales of reserves in place in 2000, which were approximately 176% of 2000 production, are excluded from the replacement calculation.

PROPERTY SALES

During 2000, Hallwood received approximately $21,698,000 for the sale of approximately 500 non-strategic wells located in the Keystone, Merkle and Weesatche areas of Texas, and various oil and gas wells in Oklahoma, North Dakota, Montana and Kansas. The proceeds from these sales were all credited against oil and gas properties without gain or loss recognition. The wells sold represented approximately 35% of Hallwood's total well count as of the beginning of the year, approximately 16% of Hallwood's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of Hallwood's 2000 sales effort has enabled Hallwood to reduce its level of debt and to focus on a four state core area including Colorado, New Mexico, Texas and Louisiana.

REGIONAL AREA DESCRIPTIONS AND 2000 CAPITAL BUDGET

The following discussion of Hallwood's properties and capital projects contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward-Looking Statements" under Item 1. for a discussion of factors which could affect the outcome of the forward-looking statements.

GULF COAST REGION

Hallwood's significant interests in the Gulf Coast Region in Louisiana and South and East Texas consist of interests in eleven operated and producing wells, one nonproducing well and four nonoperated wells located in Lafayette Parish, Louisiana. The wells produce principally from the Bol Mex formation at 13,500 to 14,500 feet. Seven additional operated producing gas wells and four nonproducing wells are located primarily in the Lapice Field in St. James Parish, Louisiana. In South and East Texas, Hallwood has interests in approximately 250 producing wells, 81 of which are operated by the Company, and produce primarily from the Austin Chalk, Lower Frio, Travis Peak, Rodessa, Pettit and Cotton Valley formations at depths from 7,000 to 13,000 feet. In these same areas, Hallwood owns interests in eight nonoperated wells. During 2000, Hallwood expended approximately $19,896,000 (68%), including the stock issuance described below, of its capital budget in this region. Hallwood plans five exploration projects and 11 exploitation and development projects in the area in 2001.

PROPERTY ACQUISITION. On August 30, 2000, Hallwood completed the acquisition of interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. Total consideration included approximately $3.875 million in cash and 417,406 shares of Hallwood common stock valued at approximately $3.3 million. The properties include 13 Bcfe of proved reserves, 21% of which are proved developed producing. Hallwood plans to spend more than $4 million over the next two years developing the proved undeveloped reserves and anticipates spending $4.8 million over the next two years to acquire or shoot 3-D seismic. Hallwood feels that significant additional recoveries may be gained with the application of 3-D seismic imaging. This acquisition yields an estimated purchase cost per proven mcfe of $0.55. Hallwood believes this acquisition fits strategically with its ongoing activities in the Gulf Coast and South Texas and Hallwood will operate virtually all of the properties acquired.

YOAKUM GORGE PROJECT. In 2000, Hallwood continued its participation with non-operated and operated Wilcox projects located in the Yoakum Gorge area of Lavaca County, Texas. During 2000, Hallwood participated with four different operators in the drilling or recompletion of nine wells. Four of the wells, with working interests of 12.5%, 3.1%, 15.9% and 28.8%, are producing at a combined rate of 9,220 gross mcf per day. A decision will be made in first quarter 2001 whether or not to sidetrack another well in a more optimum position relative to the area fault block. Hallwood plans to own a 50% working interest in the well. Another operated, unsuccessful recompletion was attempted in an uphole sand. Hallwood owns a 90% working interest in this well. Hallwood's exploration and development expenditures in the Yoakum Gorge area have totaled approximately $3,524,000 for the year 2000. Hallwood anticipates continued activity in the area resulting from additional exploitation of the 1999 Seisgen Acquisition and from the reprocessing and evaluation of land and 3-D seismic data purchased during the third quarter of 2000. With the recent $1,975,000 seismic acquisition, Hallwood now owns approximately 381 square miles of 3-D seismic data in the area. In addition to reprocessing Hallwood's seismic data, Hallwood is also reprocessing 80-square miles of seismic with another operator. At least two exploration projects are currently planned for 2001.

During 2000, Hallwood participated in the drilling or recompletion of seven wells in neighboring Victoria County, Texas, where the objective was the shallower Frio sands. Four of the wells are producing, one was plugged and abandoned, and two are waiting on completion. Hallwood averages a 5% working interest in the wells. In addition, Hallwood anticipates that its drilling activity in the shallower Frio and Yegua formations in Lavaca County will increase over the next several quarters. While the potential reserves in these shallower wells are not as great as in the Wilcox, averaging between .5 Bcfe and
1.5 Bcfe gross per well, the risk and expense to drill the wells are lower.

GOLIAD COUNTY EXPANDED WILCOX PROJECT. During 2000, a 16,500-foot non-operated, discovery well was completed in the Upper Wilcox, and is producing approximately 1,800 mcf per day. Hallwood owns a 20.8% working interest in the well. Hallwood's drilling and leasehold acquisition costs during 2000 totaled approximately $1,375,000.

LOUISIANA. In May 2000, Hallwood successfully completed a 13,600-foot Bol Mex 3 well located in the Scott Field. The well had stabilized production rates of approximately 25,000 mcf per day and 500 barrels of oil per day through mid-August, but as a result of sand production has since been choked back to its current level of approximately 10,000 mcf per day and 225 barrels of oil per day. In 2000, Hallwood's drilling and completion costs for the well were approximately $1,634,000. Hallwood owns an approximate 35% working interest in the well. The originally targeted upper zone remains as behind pipe proved nonproducing reserves while the lower zone is produced. Hallwood's plans in the area include a Bol Mex 16 Klump exploration well testing sands which are productive in nearby fields and a Flambeau prospect exploration well testing Marg Tex sands productive in the adjacent fault block. The Bol Mex well is currently drilling and land and leasehold costs incurred in 2000 were approximately $172,000. Hallwood will have an approximate 28% working interest in the well that has a gross 200 Bcfe potential and an estimated $5.6 million completed well cost. The Marg Tex well is also currently drilling. Hallwood will have a 35% working interest in this well that has a 22 Bcfe potential and is estimated to have a dry hole cost of $2.86 million. Hallwood also incurred $135,000 acquiring 377 small working interests totaling less than 1% in the Scott Field and in the Bol Mex 16 exploration acreage.

BOCA CHICA PROSPECT. During 2000, a twenty-three square mile proprietary seismic shoot was completed in the Gulf of Mexico and is currently being reprocessed and reevaluated. If the results are favorable, Hallwood plans to participate in the reentry of a directionally drilled 10,000-foot exploration well in the Big Hum formation from the shore to the bottom hole location under the waters of the Gulf of Mexico. Hallwood will have an approximate 25% working interest in the well, which has unrisked reserve potential of 20 Bcfe. The reserve potential for the field in which this exploratory well is located is 70 Bcfe and would require the drilling of multiple wells.

MARTINSVILLE PROSPECT. Hallwood acquired a 45% interest in the Martinsville Prospect located in Nacogdoches County, Texas during the fourth quarter of 2000. The initial well for this prospect is presently drilling and one additional stacked dual lateral James Lime horizontal well is planned for 2001. Hallwood also plans to drill one or more horizontal James Lime wells on nearby acreage in the North Trawick Field. Total costs for this project were approximately $146,000 in 2000.

BELL PROSPECT. During 2000, Hallwood incurred approximately $930,000 for costs associated with completing two wells, and for various gas gathering, gas treating, and produced water-handling facility costs associated with the Bell prospect area. One well tested the Georgetown formation and was completed in the Buda formation and the other well is a dual lateral Buda formation development well. Both wells are currently producing. Seven potential drilling locations exist.

GREATER PERMIAN REGION

Hallwood has significant interests in the Greater Permian Region, which includes West Texas and Southeast New Mexico. In this region, Hallwood has interests in 400 productive oil and gas wells (321 of which are operated), 8 nonproductive oil and gas wells (five operated) and 13 operated salt-water disposal wells. In 2000, Hallwood expended approximately $2,794,000 (10%) of its capital budget on projects in this area. Hallwood plans one exploration project and 24 exploitation and development projects in 2001. The following is a description of the significant areas and 2000 capital projects within the Greater Permian Region.

CARLSBAD/CATCLAW AREA. Hallwood's interests in the Carlsbad/Catclaw Area as of December 31, 2000 consist of 85 producing oil and gas wells and four nonproducing wells. The wells are located on the northwestern edge of the Delaware Basin in Lea, Eddy and Chaves Counties, New Mexico. The Company operates 36 of these wells. The wells produce at depths ranging from approximately 2,500 feet to 14,000 feet from the Delaware, Atoka, Bone Springs and Morrow formations. In 2000, Hallwood spent approximately $364,000 for one recompletion and for costs associated with producing wells. Hallwood also participated in the testing of a horizontal well drilled in the Red Hills field located in Lea County, New Mexico. Gross unrisked reserve potential for the well is approximately 65 Bcfe and Hallwood owns an approximate 3.5% working interest. Hallwood incurred approximately $161,000 for drilling costs on the well and the results of drilling are currently being evaluated. If deemed to be a commercial well, seven additional wells could be drilled.

SPRABERRY AREA. Hallwood's interests in the Spraberry Area consist of 315 producing wells, located in Dawson, Upton, Reagan and Irion Counties, Texas. The Company operates 292 of the producing oil and gas wells and also owns interests in four nonproducing wells. Current production is predominately from the Upper and Lower Spraberry, Clearfork Canyon, Dean, and Fusselman formations at depths ranging from 5,000 feet to 9,000 feet. In 2000, Hallwood initiated a 20 well infill drilling program in its Greater Permian Basin and Hallwood estimates that over sixty 80-acre infill drilling locations exist in this area. Historically, West Texas Permian production has been predictable, and a drilling program coupled with an appropriate crude oil hedging program can be expected to yield relatively safe and adequate returns. During the fourth quarter of 2000, Hallwood successfully drilled and completed three wells out of the 20 prospects, is currently completing a fourth well, and began drilling a fifth well which will be completed in first quarter of 2001. Total costs on the projects during 2000 were approximately $2,080,000. Hallwood plans to drill the remaining 15 wells in 2001. The top 20 prospects could yield an overall rate of return in excess of 40% giving effect to moderate commodity prices and increased costs for oilfield goods and services and rig costs.

ROCKY MOUNTAIN REGION

Hallwood has significant interests in the Rocky Mountain Region, which include producing properties in Colorado and Northwest New Mexico. The Company has interests in 125 producing oil and gas wells, 119 of which are operated by Hallwood, 10 nonproducing wells, and three salt-water disposal wells. Hallwood expended approximately $2,661,000 (9%) of its 2000 capital budget in this area. Hallwood plans 11 exploitation and development projects in the area in 2001. The following is a description of the major projects for the region for the year 2000.

COLORADO WESTERN SLOPE PROJECT. During 2000, Hallwood incurred approximately $987,000 in the Colorado Western Slope area to drill two wells, workover two wells and perform maintenance work on several others. The post-workover production rates have increased on the wells effected.

SAN JUAN BASIN PROJECT - COLORADO AND NEW MEXICO. Hallwood's interest in the San Juan Basin consists of 83 producing gas wells (78 operated), 10 operated nonproducing wells and three salt water disposal wells located in San Juan County, New Mexico and LaPlata County, Colorado. Hallwood operates 52 producing wells in New Mexico, 33 of which produce from the Fruitland Coal formation at approximately 2,200 feet and 19 of which produce from the Picture Cliffs, Mesa Verde and Dakota formations at 1,200 to 7,000 feet. Hallwood also operates 26 producing wells in La Plata County, Colorado. The wells in Colorado produce from the Fruitland Coal formation at depths of 1,800-2,200 feet. Hallwood, along with many other industry partners, made application to the Colorado Oil and Gas Commission for field wide infill drilling in the Fruitland Coal formation. The application was to reduce the present 320-acre spacing units to 160 acres, because the existing spacing units could not be adequately drained by a single well. Approval was granted in July 2000, and could result in as many as 18 locations on the acreage in which Hallwood has an indirect interest through its special purpose tax credit vehicle. During the fourth quarter of 2000, Hallwood completed the first two infill recompletions, which are performing as expected. A third well was completed in the first quarter of 2001, and a fourth location is currently drilling. Total year 2000 costs for these projects were approximately $482,000. Five or more locations will be drilled in 2001 and up to nine locations will be drilled in 2002. Rig availability will dictate the ultimate number of locations drilled in 2001. Gross reserves per well average 4.5 Bcfe with gross average total completed well costs of $492,000. In 2000, Hallwood also incurred approximately $860,000 for maintenance, gas gathering systems, a sidetrack, interest acquisitions and miscellaneous projects in the area.

In addition to the Colorado infill locations, Hallwood has the potential for 14 similar locations in New Mexico if infill drilling is permitted there. Total completed well costs in this area average $354,000 and gross reserves per well averaged 3.6 Bcfe. Overall, Hallwood's drilling program in this area is anticipated to yield finding and development costs of $0.35 to $0.45 per mcfe, on a net basis and net reserve additions of up to 71 Bcfe. Additional upside may exist as evidenced by secondary recovery projects already underway in the San Juan Basin. These pilot secondary recovery projects involving CO(2) and nitrogen injection may be additive to Hallwood properties. There can be no assurance that these projects will yield positive results but current data suggests that an additional 200 Bcfe of gross recoverable gas may exist.

OTHER

The remaining $3,771,000 (13%) of Hallwood's capital expenditures incurred in 2000 was devoted to technical general and administrative expenditures, delay rental costs, and numerous other projects which were completed or are underway and which are individually less significant.

FUTURE PLANS

Hallwood's capital budget for 2001 is expected to be $50,000,000, with $30,000,000 targeted for exploration, exploitation, and development. In total, Hallwood plans to participate in 8 exploration projects and 54 exploitation and development projects during 2001. Fifteen percent of the capital budget has been allocated to the San Juan Basin, 30% to the Greater Permian Basin, 15% to South Texas, 30% to South Louisiana, and 10% to other areas. An additional $20,000,000 is available for acquisitions, debt reduction, stock repurchases, and other capital projects.

During 2000, Hallwood experienced a rig availability shortage. For the year 2001, Hallwood has aggressively pursued reservation of rigs to accommodate Hallwood's continuous drilling plans. These efforts have resulted in a record number of rigs currently under contract and/or drilling (5 operated and 5 non-operated). Substantial drilling, completion and operational cost increases are being experienced throughout the industry.

COMPANY RESERVES, PRODUCTION AND DISCUSSION BY SIGNIFICANT REGIONS

The following table presents the December 31, 2000 reserve data by significant regions.

                                   Proved Reserve Quantities      Present Value of Future Net Cash Flows
                                   -------------------------     ----------------------------------------
                                                                   Proved        Proved
                                   Mcf of Gas    Bbls of Oil     Developed     Undeveloped        Total
                                   ----------    -----------     ----------    -----------     ----------
                                                               (In thousands)

Gulf Coast Region                      28,360          1,672     $   81,546     $   47,902     $  129,448
Greater Permian Region                 33,234          7,134         93,294         16,465        109,759
Rocky Mountain Region                 121,228             17        245,299         71,494        316,793
                                   ----------     ----------     ----------     ----------     ----------
                                      182,822          8,823     $  420,139     $  135,861     $  556,000
                                   ==========     ==========     ==========     ==========     ==========

The following table presents the oil and gas production for significant regions for the periods indicated.

                                           Production for the                  Production for the
                                      Year Ended December 31, 2000        Year Ended December 31, 1999
                                      ----------------------------        ----------------------------
                                      Mcf of Gas       Bbls of Oil         Mcf Gas         Bbls of Oil
                                      ----------       -----------        ----------       -----------
                                                               (In thousands)

Gulf Coast Region                          7,196               166             5,234               189
Greater Permian Region                     2,643               403             2,758               437
Rocky Mountain Region                     12,229                 2             9,862               151
Other                                        180               111               409               148
                                      ----------        ----------        ----------        ----------
                                          22,248               682            18,263               925
                                      ==========        ==========        ==========        ==========

The following table presents the Company's extensions and discoveries by significant regions.

                                  For the Year Ended December 31, 2000    For the Year Ended December 31, 1999
                                  ------------------------------------    ------------------------------------
                                      Mcf of Gas       Bbls of Oil             Mcf Gas         Bbls of Oil
                                      ----------       -----------            ----------       -----------
                                                                 (In thousands)

Gulf Coast Region                          3,611                63                 5,708               113
Greater Permian Region                     4,670             1,563                   291                58
Rocky Mountain Region                     44,945                                   4,346                 9
Other                                         --                --                   584
                                      ----------        ----------            ----------        ----------
                                          53,226             1,626                10,929               180
                                      ==========        ==========            ==========        ==========

AVERAGE SALES PRICES AND PRODUCTION COSTS

The following table presents the average oil and gas sales price and average production costs per equivalent mcf of gas computed at the ratio of six mcf of gas to one barrel of oil.

                                                                   2000        1999         1998
                                                                 --------    --------     --------

         Oil and condensate -
           includes the effects of hedging (per bbl)            $  23.64     $  16.52     $  13.65
         Natural gas -
            includes the effects of hedging (per mcf)               2.68         1.90         2.02
         Production costs (per equivalent mcf of gas)                .80          .72          .65

PRODUCTIVE OIL AND GAS WELLS

The following table summarizes the productive oil and gas wells as of December 31, 2000 owned by Hallwood. Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which Hallwood has an interest. Net wells are the sum of Hallwood's fractional interests owned in the gross wells.

                                               Gross        Net
                                             --------     --------

                  Productive Wells
                    Oil                           447          302
                    Gas                           360          166
                                             --------     --------
                      Total                       807          468
                                             ========     ========

OIL AND GAS ACREAGE

The following table sets forth the developed and undeveloped leasehold acreage held directly by Hallwood as of December 31, 2000. Developed acres are acres which are spaced or assignable to productive wells. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Hallwood has a working interest. Net acres are the sum of Hallwood's fractional interests owned in the gross acres.

                                                  Gross        Net
                                                --------     --------
                                                    (in thousands)

                  Developed acreage                  214          118
                  Undeveloped acreage                123           62
                                                --------     --------
                      Total                          337          180
                                                ========     ========

At December 31, 2000, Hallwood held undeveloped acreage in Texas, Louisiana, New Mexico, Colorado, and California.

DRILLING ACTIVITY

The following table sets forth the number of wells drilled by Hallwood in the most recent three years.

                                              Year Ended December 31,
                           -------------------------------------------------------------
                                  2000                  1999                  1998
                           -----------------     -----------------     -----------------
                            Gross      Net        Gross      Net        Gross      Net
                           ------     ------     ------     ------     ------     ------

Development Wells:
   Productive                   6        2.4          1         .5         12        3.6
   Dry                          1         .8          1         .5          5        1.5
                           ------     ------     ------     ------     ------     ------
    Total                       7        3.2          2          1         17        5.1
                           ======     ======     ======     ======     ======     ======

Exploratory Wells:
   Productive                  34       15.7         11        4.1         17        4.3
   Dry                          8        3.8          8        2.4         17        3.0
                           ------     ------     ------     ------     ------     ------
    Total                      42       19.5         19        6.5         34        7.3
                           ======     ======     ======     ======     ======     ======

OFFICE SPACE

Hallwood leases office space in Denver, Colorado, for approximately $600,000 per year under a lease that terminates on December 31, 2006 and office space in Midland, Texas for approximately $7,000 per year under a lease that terminates on September 30, 2003. Hallwood also sub-leases office space in Houston, Texas for approximately $42,000 per year under a lease that terminates on October 14, 2001.

ITEM 3 - LEGAL PROCEEDINGS

See Notes 13 and 14 to the financial statements included in Item 8 - Financial Statements and Supplementary Data.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hallwood's common stock began trading over the counter on NASDAQ National Market System under the symbol "HECO" on June 9, 1999. Hallwood's Series A Preferred Stock began trading on the NASDAQ under the symbol "HECOP" on June 11, 1999. As of March 1, 2001, there were 12,763 registered holders of record of Hallwood's common stock and 7,901 registered holders of record of Hallwood's Series A Preferred Stock. The following table sets forth, for the periods indicated, the high and low closing bid quotations for each class of stock as reported by the Nasdaq Stock Market, Inc. and the dividends paid per Series A Preferred share for the corresponding periods. No common stock dividends were paid during the periods shown.

     Common Stock                                       High         Low      Dividends
     ------------                                     ---------    --------   ---------

     Second quarter 1999 (from June 9, 1999)          $  8 3/8     $5 3/8
     Third quarter 1999                                  7 3/4      5 1/8
     Fourth quarter 1999                                 7          3 1/2

     First quarter 2000                               $ 6          $3 11/16
     Second quarter 2000                                9 7/16      3 7/8
     Third quarter 2000                                10 1/16      7 7/16
     Fourth quarter 2000                                9 13/16     7 5/16

     Series A Preferred Stock

     Second quarter 1999 (from June 11, 1999)         $  8 3/4     $7 3/4     $ .25
     Third quarter 1999                                  8 7/8      8 1/8       .25
     Fourth quarter 1999                                 8 5/16     7           .25
                                                                              -----
                                                                              $ .75
                                                                              =====

     First quarter 2000                               $  7 7/8     $6 1/2     $ .25
     Second quarter 2000                                 8 1/8      7 1/8       .25
     Third quarter 2000                                  9 1/2      7 9/16      .25
     Fourth quarter 2000                                 9 3/4      8 3/4       .25
                                                                              -----
                                                                              $1.00
                                                                              =====

Hallwood's debt agreements limit aggregate dividends paid by Hallwood in any twelve month period to 50% of cash flow from operations before working capital changes and 50% of distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Aggregate dividends paid by Hallwood are limited to 65% of cash flow from operations before working capital changes and 65% of distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding Hallwood's financial position and results of operations as of the dates indicated. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial information for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of Hallwood, and all share and per share information assumes that the shares of Hallwood issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999.

                                                        As of and For the Year Ended December 31,
                                         ------------------------------------------------------------------------
                                            2000           1999           1998            1997            1996
                                         ----------     ----------     ----------      ----------      ----------
                                                            (In thousands except per Share)

SUMMARY OF OPERATIONS
   Oil and gas revenues and
     pipeline operations                 $   82,760     $   56,523     $   43,177      $   44,707      $   50,644
   Total revenue                             83,280         56,881         43,586          45,103          51,066
   Production operating expense              20,954         17,100         12,175          11,060          11,511
   Depreciation, depletion and
     amortization                            23,849         21,027         15,720          11,961          13,500
   Impairment                                                              14,000
   General and administrative
     expense                                 11,683          7,395          5,045           5,333           4,540
   Net income (loss)                         17,923          2,880        (13,895)         12,803          15,726
   Basic net income (loss) per
     share                                     1.61            .06          (2.92)           2.17            2.69
   Diluted net income (loss) per
     share                                     1.60            .06          (2.92)           2.14            2.69
   Dividends per common share                    --            .21           1.26            1.25            1.34
   Dividends per preferred share               1.00           1.00           1.00            1.00            1.00

BALANCE SHEET
   Working capital (deficit)             $    3,393     $    3,371     $   (8,722)     $     (973)     $   (1,355)
   Property, plant and equipment,
     net                                    164,505        181,621        105,005          94,331          88,549
   Total assets                             197,767        212,774        139,091         131,603         122,792
   Long-term debt                            79,387        109,357         40,381          34,986          29,461
   Long-term contract settlement
     obligation                                                                                             2,512
   Deferred revenue and other                 1,037          1,066          1,050           1,180           1,533
   Minority interest in affiliates               --            582          2,788           3,258           3,336
   Stockholders' equity                      89,261         75,387         62,632          69,064          64,215

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Hallwood began operations on June 8, 1999, in connection with the Consolidation of HEP and HCRC and the acquisition of the direct property interests of Hallwood Group. For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Hallwood generated $35,527,000 of cash flow from operating activities during 2000.

   The other primary cash inflows were:

   o  Proceeds from the sale of property of $21,698,000 and,

   o  Proceeds from long-term debt of $7,000,000,

   Cash was used primarily for:

   o  Payments of long-term debt of $37,200,000;

   o  Additions to property, exploration and development costs of $25,807,000;

   o  Purchase of preferred and common stock of $5,123,000 and,

   o Dividends to shareholders of $2,271,000.

When combined with miscellaneous other cash activity during the year, the result was a decrease of $6,146,000 in Hallwood's cash and cash equivalents from $10,480,000 at December 31, 1999 to $4,334,000 at December 31, 2000.

PROPERTY PURCHASES, SALES AND CAPITAL BUDGET

In 2000, Hallwood incurred $25,807,000 in direct property additions, development, exploitation, and exploration costs. The costs were comprised of $9,320,000 for property acquisitions and approximately $16,487,000 for domestic exploration and development. Hallwood also issued 417,406 shares of its common stock valued at $3,315,000 as part of a property acquisition completed in the third quarter. Hallwood's 2000 capital program led to the replacement, including revisions to prior year reserves, of 329% of 2000 production using year-end prices of $27.00 per bbl and $9.25 per mcf. Sales of reserves in place in 2000, which were approximately 176% of 2000 production, are excluded from the replacement calculation.

PROPERTY SALES

During 2000, Hallwood received approximately $21,698,000 for the sale of approximately 500 non-strategic wells located in the Keystone, Merkle, and Weesatche areas of Texas, and various oil and gas wells in Oklahoma, North Dakota, Montana, and Kansas. The proceeds from these sales were all credited against oil and gas properties without gain or loss recognition. The wells sold represented approximately 35% of Hallwood's total well count as of the beginning of the year, approximately 16% of Hallwood's reserve value, and approximately 11% of its operating cash flow based on five year average reserve pricing. The completion of Hallwood's 2000 sales effort has enabled Hallwood to reduce its level of debt, and to focus on its core areas of Colorado, New Mexico, Texas and Louisiana.

REGIONAL AREA DESCRIPTIONS AND 2000 CAPITAL BUDGET

In the Gulf Coast Region, Hallwood acquired interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. Total consideration included approximately $3.875 million in cash and Hallwood stock valued at approximately $3.3 million. In the Yoakum Gorge area, Hallwood participated with four different operators in the drilling or recompletion of nine wells. Hallwood's exploration and development expenditures in the Yoakum Gorge area have totaled approximately $3,524,000 for the year 2000. During the third quarter of 2000, Hallwood purchased land and 3-D seismic in the area for approximately $1,975,000. Hallwood's drilling and leasehold acquisition costs during 2000 totaled approximately $1,375,000 for the drilling of a 16,500-foot nonoperated discovery well in the Upper Wilcox. In the Scott field, Hallwood successfully drilled a 13,600-foot Bol Mex 3 well for approximately $1,634,000. In 2000, Hallwood's costs associated with completing two wells, and for various gas gathering, gas treating, and produced water-handling facilities in the Bell prospect totaled approximately $930,000.

In the Greater Permian Region, Hallwood spent approximately $364,000 for one recompletion and for costs associated with producing wells. Hallwood also incurred approximately $161,000 for drilling costs on a horizontal well currently being evaluated. In the Spraberry area, Hallwood successfully drilled and completed three wells in the fourth quarter, completed an additional well in the first quarter, and has started drilling a fifth well in the area. Total costs on the projects during 2000 were approximately $2,080,000.

Hallwood incurred approximately $987,000 in the Colorado Western Slope area to drill two wells, workover two wells and perform maintenance work on several others. During the fourth quarter of 2000, Hallwood completed two infill recompletions as part of the Colorado San Juan Basin infill drilling program. A third well was completed during the first quarter of 2001, and a fourth well has begun drilling. Total costs for these projects during 2000 were approximately $482,000. Hallwood also incurred approximately $860,000 for maintenance, gas gathering systems, a sidetrack, interest acquisitions and miscellaneous projects in the area.

See Item 2 - Properties, for further discussion of Hallwood's exploration and development projects.

RECENT DEVELOPMENTS

Hallwood has engaged Petrie Parkman & Co. to assist the Company in identifying, considering and evaluating various strategic options and alternatives. Hallwood expects to consider a number of different alternatives, including strategic alliances, property and/or company acquisitions, a merger or sale of the Company, sale of all or part of the Company's properties, restructuring and continuing to exploit its inventory of drilling prospects. There is no assurance that any transaction will be entered into or completed.

DIVIDENDS

On December 19, 2000, Hallwood declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2001 to shareholders of record on December 31, 2000. This amount was accrued as of the year-end.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. Hallwood may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

STOCK REPURCHASES

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

On May 5, 2000, the Company repurchased a block of 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

During March 2000, the Board of Directors of Hallwood approved the repurchase of up to $5,000,000 of common and preferred stock of Hallwood through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.

Under the odd-lot program, the Company offered to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The original offer was for the period from April 21, 2000 through May 22, 2000. The closing date of the offer was subsequently extended until June 12, 2000.

Under the odd-lot program, the Company repurchased 213,404 shares of common stock at an average price of $6.19 per share. The Company also repurchased 26,776 shares of preferred shares at an average price of $7.84 per share. The common shares repurchased under the odd-lot program are being held as treasury shares, and the preferred shares repurchased have been cancelled.

During the second quarter of 2000, the Company purchased 91,050 shares of its common stock on the open market. The purchase prices ranged from $4.10 per share to $7.75 per share. These shares are being held by the Company as treasury shares.

During the third quarter of 2000, the Company purchased 100,000 shares of its common stock at $8.625 per share. These shares are held as treasury shares by the Company.

STOCK OPTION PLANS

On June 9, 1999, the Compensation Committee of Hallwood granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, Hallwood granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on June 8, 2000 and the remaining one-third will vest on June 8, 2001. During the year 2000, 27,000 of these options expired and 54,000 of these options were cancelled.

On January 28, 2000, the Compensation Committee of Hallwood granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on January 28, 2001 and the remaining one-third will vest on January 28, 2002. During the year 2000, 6,533 of these options were exercised, 19,600 of these options expired and 3,267 of these options were cancelled.

On January 31, 2001, the Compensation Committee of Hallwood granted options to purchase 398,867 shares of common stock at an exercise price of $9.875 per share which was equal to the fair market value of the Common Stock on the date of grant. The options expire on January 31, 2008, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 31, 2002 and one-third on January 31, 2003.

Prior to the Consolidation, the following HEP options were outstanding. All of these options were cancelled on June 8, 1999.

                                          Number of Options
                                      --------------------------
                                      Outstanding    Exercisable   Exercise Price
                                      -----------    -----------   --------------

         Class A Unit Options             390,400        390,400     $     5.75
         Class A Unit Options              25,500         17,000     $    6.625
         Class C Unit Options             120,000        120,000     $    10.00

FINANCING

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement. Effective June 30, 2000, Hallwood's Credit Agreement was amended to set Hallwood's borrowing base at $70,000,000. Subsequent to December 31, 2000, Hallwood borrowed an additional $6,000,000 under its Credit Agreement, therefore, Hallwood's unused borrowing base was $8,000,000 as of March 1, 2001.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% plus from .25% to 1% or the Euro-Dollar rate plus from 1.25% to 2.0%. The weighted average interest rate was 8.6% at December 31, 2000. Interest is payable monthly. Quarterly principal payments of $8,857,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of Hallwood's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by Hallwood in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by Hallwood are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of Hallwood's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on June 30, 2000 to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit Agreement of the restriction on amendments to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

Hallwood recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the interest rate payments under its Credit Agreement. Hallwood does not use the hedges for trading purposes, but rather to protect against the volatility of interest rates under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of December 31, 2000 and as of March 1, 2001, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                                               Average
                                             Amount of        Contract
         Period                            Debt Hedged       Floor Rate
         ------                            ------------     ------------

         2001                              $ 36,000,000             5.23%
         2002                                37,500,000             5.23
         2003                                37,500,000             5.23
         2004                                 6,000,000             5.23

GAS BALANCING

Hallwood uses the sales method for recording its gas balancing. Under this method, Hallwood recognizes revenue on all of its sales of production, and any over-production or under-production is recovered or repaid at a future date.

As of December 31, 2000, Hallwood had a net over-produced position of 243,000 mcf ($651,000 valued at average prices). The Company believes that this imbalance can be made up from production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on Hallwood's results of operations, liquidity and capital resources. The reserves disclosed in Item 8 have been decreased by 243,000 mcf in order to reflect Hallwood's gas balancing position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Company adopted SFAS 133 on January 1, 2001. In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. The Company determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since the Company's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, will be recognized immediately in current earnings.

The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $163,000, a current liability of $36,228,000, a noncurrent asset of $316,000 and a noncurrent liability of $8,067,000, with a net-of-tax cumulative effect adjustment reducing other comprehensive income by $28,919,000.

The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of the Company is unable to determine the effects of such issues at this time.

FORWARD LOOKING STATEMENTS

The information in Item 7. contains forward-looking statements that are based on current expectations, estimates and projections about the oil and gas industry, management's beliefs and assumptions made by management. Words such as "projects," "believes," "expects," "anticipates," "estimates," "plans," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Please refer to the section entitled "Cautionary Statement Regarding Forward Looking Statements" under Item 1. for a discussion of factors which could affect the outcome of forward looking statements used by the Company.

INFLATION AND CHANGING PRICES

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of Hallwood, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas fluctuated from 1998 through 2000. The following table presents the weighted average prices received per year by Hallwood, and the effects of the hedging transactions discussed below.

                      Oil                 Oil                  Gas                Gas
               (excluding effects  (including effects  (excluding effects  (including effects
                   of hedging          of hedging           of hedging         of hedging
                 transactions)       transactions)        transactions)      transactions)
               ------------------  ------------------  ------------------  ------------------
                   (per bbl)           (per bbl)            (per mcf)          (per mcf)

2000             $      29.12        $      23.64        $       3.44        $       2.68
1999                    18.16               16.52                2.06                1.90
1998                    12.82               13.65                1.99                2.02

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to provide protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of hedge contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

Hallwood's philosophy is to use derivatives to provide a measure of stability in the volatile price environment of oil and gas, and to furnish an element of predictability in the cash flow of the Company. The Company is authorized to hedge up to 50%, on a total equivalent volume basis, of its oil and gas production for the next two forward years, and 30% for each of the three years thereafter. The Company does not ordinarily intend to hedge more than 65% of any one commodity. In addition, Hallwood will, in most cases, enter into transactions with minimum fixed prices for the production subject to the contracts. This philosophy may be modified as circumstances require.

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps and collars. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of December 31, 2000 and March 1, 2001, Hallwood was a party to 22 financial contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                         Oil
                                     ----------
                                     Percent of
                                     Production         Contract
         Period                        Hedged          Floor Price
         ------                      ----------        -----------
                                                        (per bbl)

          2001                               33%        $    23.14
          2002                                9%             23.10

                                         Gas
                                     ----------
                                     Percent of
                                     Production         Contract
         Period                        Hedged          Floor Price
         ------                      ----------        -----------
                                                        (per mcf)

         2001                               51%        $     2.24
         2002                               25%              2.09

Between 9% and 12% of the gas volumes hedged in each year are subject to a collar agreement whereby Hallwood will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap prices range from $2.62 per mcf to $2.77 per mcf.

During the first quarter through March 1, 2001, the weighted average oil price (for barrels not hedged) was approximately $28.35 per barrel, and the weighted average price of natural gas (for mcf not hedged) was approximately $6.25 per mcf.

INFLATION

Inflation did not have a material impact on Hallwood in 1999 or 1998. However, substantial drilling, completion and operational cost increases were experienced throughout the industry and became evident in the later half of 2000. Hallwood expects to experience continued inflationary pressure for oil field goods and services in the year 2001.

RESULTS OF OPERATIONS

For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, all information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes.

2000 COMPARED TO 1999

The following table is presented to contrast Hallwood's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                            2000                  1999
                                       --------------        --------------

         Gas
           Production (mcf)                22,248,000            18,263,000
           Price (per mcf)             $         2.68        $         1.90
         Oil
           Production (bbl)                   682,000               925,000
           Price (per bbl)             $        23.64        $        16.52

GAS REVENUE

Gas revenue increased $24,888,000 during 2000 compared with 1999. The increase is comprised of an increase in gas production from 18,263,000 mcf during 1999 to 22,248,000 mcf during 2000, and an increase in the average gas price from $1.90 per mcf in 1999 to $2.68 per mcf in 2000. The increase in production is primarily due to the Consolidation which caused a 4,134,000 mcf increase in gas production, partially offset by a decrease in production due to property sales during the first and second quarters of 2000.

The effect of Hallwood's hedging transactions as described under "Inflation and Changing Prices" was to decrease Hallwood's average gas price from $3.44 per mcf to $2.68 per mcf, representing a $16,908,000 decrease in gas revenues for 2000.

OIL REVENUE

Oil revenue increased $844,000 during 2000 compared with 1999. The increase is comprised of an increase in the average oil price from $16.52 per barrel in 1999 to $23.64 per barrel in 2000, partially offset by a decrease in production, from 925,000 barrels in 1999 to 682,000 barrels in 2000. The decrease in production is primarily due to the property sales discussed above, partially offset by an increase in production of 144,000 barrels due to the Consolidation.

The effect of Hallwood's hedging transactions was to decrease Hallwood's average oil price from $29.12 per barrel to $23.64 per barrel, resulting in a $3,737,000 decrease in oil revenue for 2000.

PIPELINE AND OTHER

Pipeline and other revenue consists primarily of facilities income from two gathering systems located in New Mexico, revenues derived from salt water disposal and Section 29 tax credit incentive payments related to certain wells in San Juan County, New Mexico and LaPlata County, Colorado. Pipeline facilities and other revenue increased $505,000 during 2000 compared with 1999 primarily due to additional revenue from the Consolidation.

INTEREST INCOME

The increase in interest income of $162,000 during 2000 compared with 1999 resulted primarily from a higher average cash balance during 2000.

PRODUCTION OPERATING EXPENSE

Production operating expense increased $3,854,000 during 2000 compared with 1999. The increase is comprised of a $3,700,000 increase due to the Consolidation and increased production taxes resulting from the higher oil and gas prices discussed above, partially offset by decreased operating expenses resulting from the property sales during 2000.

FACILITIES OPERATING EXPENSE

Facilities operating expense represents operating expenses associated with various smaller gathering systems operated by Hallwood. The decrease in facilities operating expense of $136,000 is primarily due to decreased maintenance activity during 2000 compared with 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense includes costs incurred for direct administrative services such as legal, audit and reserve reports, as well as allocated internal overhead incurred by the operating company on behalf of Hallwood. These expenses increased $4,288,000 during 2000 compared with 1999 primarily due to an increase in incentive based compensation expense during 2000 and increased expenses due to the Consolidation.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

Depreciation, depletion and amortization expense increased $2,822,000 during 2000 compared with 1999. The increase is due to as higher capitalized costs during 2000 primarily due to the Consolidation.

INTEREST EXPENSE

Interest expense increased $1,783,000 during 2000 as compared with 1999. The increase is primarily due to higher interest rates during 2000.

EQUITY IN LOSS OF HCRC

Equity in loss of HCRC represents Hallwood's share of its equity investment in HCRC prior to the Consolidation. This loss decreased to zero during 2000, compared with 1999, as a result of the Consolidation. The 1999 balance represents activity until June 8, 1999.

MINORITY INTEREST IN NET INCOME OF AFFILIATES

Minority interest in net income of affiliates represents unaffiliated partners' interest in the net income of the May Partnerships. The decrease of $202,000 during 2000 compared with 1999 is primarily due to the liquidation of the remaining three May Partnerships in April 2000.

LITIGATION

Litigation expense during 2000 is comprised primarily of the costs related to the settlement of the employment litigation described in Note 14 of the accompanying financial statements and costs related to the settlement of a pipeline imbalance from prior years. These expenses were partially offset by insurance proceeds which reimbursed a portion of the costs paid to settle the lawsuits assumed by Hallwood in connection with the Consolidation as described in Note 14 of the accompanying financial statements. Litigation income during 1999 represents insurance proceeds received by Hallwood which reimbursed costs previously paid in connection with a property related claim, partially offset by costs accrued for the settlement of a take-or-pay related claim.

PROVISION (BENEFIT) FOR INCOME TAXES

The current benefit for income taxes during 2000 is comprised of a provision for federal income taxes and a benefit for state income taxes. The net benefit was the result of a $6,471,000 reduction in the valuation allowance primarily due to an $8,971,000 increase in taxable temporary differences during 2000 and the effect of partially removing the valuation allowance to result in a $680,000 net deferred tax asset, the Company's estimated realizable portion of net deferred tax assets. The effective tax rate during 2000 is lower than the statutory rate primarily because of the use of net operating loss carryforwards and the reduction in the valuation allowance. The effective tax rate during 1999 is lower than the statutory rate primarily because of the use of net operating loss carryforwards.

1999 COMPARED TO 1998

The following table is presented to contrast Hallwood's oil and gas price and production for discussion purposes. Significant fluctuations are discussed in the accompanying narrative.

                                            1999                  1998
                                       --------------        --------------

         Gas
           Production (mcf)                18,263,000            14,037,000
           Price (per mcf)             $         1.90        $         2.02
         Oil
           Production (bbl)                   925,000               787,000
           Price (per bbl)             $        16.52        $        13.65

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

The effect of Hallwood's hedging transactions was to decrease Hallwood's average gas price from $2.06 per mcf to $1.90 per mcf, representing a $2,922,000 decrease in gas revenues for 1999.

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

The effect of Hallwood's hedging transactions was to decrease Hallwood's average oil price from $18.16 per barrel to $16.52 per barrel, resulting in a $1,517,000 decrease in oil revenue for 1999.

PIPELINE AND OTHER

Pipeline facilities and other revenue increased $2,434,000 during 1999 compared with 1998. The increase is comprised of a $1,716,000 increase due to the Consolidation and a $718,000 increase primarily due to an increase in Section 29 tax credit incentive payment income resulting from Hallwood's acquisition of a volumetric production payment during May 1998.

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

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased $2,350,000 during 1999 compared with 1998 primarily due to the Consolidation.

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

EQUITY IN LOSS OF HCRC

Hallwood's equity in loss of HCRC during 1998 represents twelve months of activity whereas the 1999 balance represents activity until June 8, 1999. Additionally, the 1998 balance includes Hallwood's share of the property impairments recorded by HCRC.

MINORITY INTEREST IN NET INCOME OF AFFILIATES

The decrease in the minority interest in net income of affiliates of $647,000 during 1999 compared with 1998 is primarily due to the liquidation of three of the six May Partnerships on March 31, 1999.

LITIGATION

Litigation income during 1999 represents insurance proceeds received by Hallwood which reimbursed costs previously paid in connection with a property related claim partially offset by costs accrued for the settlement of a take-or-pay related claim. Litigation expense during 1998 includes the settlement of the Ellender lawsuit described in Note 14 of the accompanying financial statements, and the costs related to the Arcadia arbitration described in Note 13 of the accompanying financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hallwood's primary market risks relate to changes in interest rates and in the prices received from sales of oil and natural gas. Hallwood's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by increases in interest rates on its variable rate debt and decreases in oil and natural gas prices, by entering into derivative financial and commodity instruments, including swaps and collars. By hedging only a portion of its market risk exposures, Hallwood is able to participate in the increased earnings and cash flows associated with decreases in interest rates and increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its variable rate debt and oil and natural gas production.

Historically, Hallwood has attempted to hedge the exposure related to its variable rate debt and its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. Hallwood attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt agreements by issuing fixed rate debt only when business conditions and market conditions are favorable.

Hallwood does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. Hallwood's derivative instruments are designated and effective as hedges against its identified risks, and do not of themselves expose Hallwood to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

Notes 1, 4 and 6 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Board of Directors and by senior management. Hallwood uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

Following are disclosures regarding Hallwood's market risk sensitive instruments by major category. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future interest rate and commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in interest rates and oil and natural gas prices.

Interest Rate Risks (non trading) - Hallwood uses both fixed and variable rate debt to partially finance operations and capital expenditures. As of December 31, 2000, Hallwood's debt consists of $56,000,000 in borrowings under its Credit Agreement which bears interest at a variable rate, and $25,000,000 in borrowings under its 10.32% Senior Subordinated Notes which bear interest at a fixed rate. Hallwood hedges a portion of the risk associated with this variable rate debt through derivative instruments, which consist of interest rate swaps and collars. Under the swap contracts, Hallwood makes interest payments on its Credit Agreement as scheduled and receives or makes payments based on the differential between the fixed rate of the swap and a floating rate plus a defined differential. These instruments reduce Hallwood's exposure to increases in interest rates on the hedged portion of its debt by enabling it to effectively pay a fixed rate of interest or a rate which only fluctuates within a predetermined ceiling and floor. A hypothetical increase in interest rates of two percentage points would cause a loss in income and cash flows of $1,120,000 during 2001, assuming that outstanding borrowings under the Credit Agreement remain at current levels. This loss in income and cash flows would be offset by a $720,000 increase in income and cash flows associated with the interest rate swap and collar agreements that are in effect for 2001.

A hypothetical decrease in interest rates of two percentage points would cause an increase in the fair market value of $1,696,000 in Hallwood's Senior Subordinated Notes from their fair value at December 31, 2000.

Commodity Price Risk (non trading) - Hallwood hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of swaps and collars. These instruments reduce Hallwood's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and gas sales or a price that only fluctuates between a predetermined floor and ceiling. As of December 31, 2000, Hallwood has entered into derivative commodity hedges covering an aggregate of 358,000 barrels of oil and 15,929,000 mcf of gas that extend through 2002. Under these contracts, Hallwood sells its oil and natural gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. The amount received or paid upon settlement of these contracts is recognized as oil or natural gas revenues at the time the hedged volumes are sold. A hypothetical decrease in oil and natural gas prices of 10% from the prices in effect as of December 31, 2000 would cause a loss in income and cash flows of $20,380,000 during 2001, assuming that oil and gas production remain at 2000 levels. This loss in income and cash flows would be offset by a $9,976,000 increase in income and cash flows associated with the oil and natural gas derivative contracts that are in effect for 2001.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                           PAGE NO.
                                                                                                           --------

FINANCIAL STATEMENTS:

Independent Auditors' Report                                                                                     29

Consolidated Balance Sheets at December 31, 2000 and 1999                                                     30-31

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998                                                                              32

Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2000, 1999 and 1998                                                                        33

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                                                              34

Notes to Consolidated Financial Statements                                                                    35-54

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                      55-58

                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF HALLWOOD ENERGY CORPORATION:

We have audited the consolidated financial statements of Hallwood Energy Corporation as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Energy Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 1, 2001

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              December 31,
                                                       --------------------------
                                                          2000            1999
                                                       ----------      ----------

CURRENT ASSETS
   Cash and cash equivalents                           $    4,334      $   10,480
   Accounts receivable:
     Oil and gas revenues                                  20,618          12,442
     Trade                                                  3,911           4,918
   Due from affiliates                                        685             704
   Prepaid expenses and other current assets                1,927           1,209
                                                       ----------      ----------
       Total                                               31,475          29,753
                                                       ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Oil and gas properties (full cost method):
     Proved mineral interests                             765,262         758,473
     Unproved mineral interests                             6,557           6,543
   Furniture, fixtures and other                            1,249           1,941
                                                       ----------      ----------
       Total                                              773,068         766,957

   Less accumulated depreciation, depletion,
     amortization and property impairment                (608,563)       (585,336)
                                                       ----------      ----------
       Total                                              164,505         181,621
                                                       ----------      ----------

OTHER ASSETS
   Deferred tax asset                                         680
   Deferred expenses and other assets                       1,107           1,400
                                                       ----------      ----------
       Total                                                1,787           1,400
                                                       ----------      ----------

TOTAL ASSETS                                           $  197,767      $  212,774
                                                       ==========      ==========



                        (Continued on the following page)

                           HALLWOOD ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)


                                                                              December 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                       ----------      ----------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $   28,082      $   26,382
                                                                       ----------      ----------

NONCURRENT LIABILITIES
   Long-term debt                                                          79,387         109,357
   Deferred revenue and other                                               1,037           1,066
                                                                       ----------      ----------
       Total                                                               80,424         110,423
                                                                       ----------      ----------

         Total liabilities                                                108,506         136,805
                                                                       ----------      ----------

MINORITY INTEREST IN AFFILIATES                                                               582
                                                                       ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY
   Series A Cumulative Preferred Stock; 5,000,000 shares
     authorized; 2,263,573 shares issued and outstanding in 2000
     and 2,334,165 shares issued and outstanding in 1999                   20,873          21,386
   Common Stock par value $.01 per share; 25,000,000 shares
     authorized; 10,423,693 shares issued and 9,659,239 shares
     outstanding in 2000 and 9,999,754 shares issued and
     outstanding in 1999                                                      104             100
   Additional paid-in capital                                              70,085          67,883
   Retained earnings (accumulated deficit)                                  2,809         (13,982)
   Less cost of treasury stock of 764,454 common shares in 2000            (4,610)
                                                                       ----------      ----------
         Stockholders' equity - net                                        89,261          75,387
                                                                       ----------      ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  197,767      $  212,774
                                                                       ==========      ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                       For the Year Ended December 31,
                                                                 ------------------------------------------
                                                                    2000            1999            1998
                                                                 ----------      ----------      ----------

REVENUES:
  Gas revenue                                                    $   59,627      $   34,739      $   28,366
  Oil revenue                                                        16,124          15,280          10,741
  Pipeline, facilities and other                                      7,009           6,504           4,070
  Interest                                                              520             358             409
                                                                 ----------      ----------      ----------
                                                                     83,280          56,881          43,586
                                                                 ----------      ----------      ----------

EXPENSES:
  Production operating                                               20,954          17,100          12,175
  Facilities operating                                                  490             626             498
  General and administrative                                         11,683           7,395           5,045
  Depreciation, depletion and amortization                           23,849          21,027          15,720
  Impairment of oil and gas properties                                                               14,000
  Interest                                                            8,598           6,815           2,797
                                                                 ----------      ----------      ----------
                                                                     65,574          52,963          50,235
                                                                 ----------      ----------      ----------

OTHER INCOME (EXPENSES):
  Equity in loss of HCRC                                                               (419)         (4,888)
  Minority interest in net income of affiliates                        (127)           (329)           (976)
  Litigation                                                           (493)             48          (1,382)
                                                                 ----------      ----------      ----------
                                                                       (620)           (700)         (7,246)
                                                                 ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    17,086           3,218         (13,895)

PROVISION (BENEFIT) FOR INCOME TAXES:
  Current                                                              (157)            338
  Deferred                                                             (680)
                                                                 ----------      ----------      ----------
                                                                       (837)            338
                                                                 ----------      ----------      ----------

NET INCOME (LOSS)                                                    17,923           2,880         (13,895)

PREFERRED DIVIDENDS                                                   2,271           2,368           2,464
                                                                 ----------      ----------      ----------

NET INCOME (LOSS) ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                                           $   15,652      $      512      $  (16,359)
                                                                 ==========      ==========      ==========

     NET INCOME (LOSS) PER SHARE - BASIC                         $     1.61      $      .06      $    (2.92)
                                                                 ==========      ==========      ==========

     NET INCOME (LOSS) PER SHARE - DILUTED                       $     1.60      $      .06      $    (2.92)
                                                                 ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                                               9,695           8,083           5,600
                                                                 ==========      ==========      ==========

  DILUTED                                                             9,772           8,083           5,600
                                                                 ==========      ==========      ==========

PRO FORMA INFORMATION ASSUMING PROVISION FOR INCOME TAXES
  APPLIED RETROACTIVELY (NOTE 1)

     Income (loss) before income taxes                                           $    3,218      $  (13,895)

     Provision for income taxes
                                                                                 ----------      ----------

     Net income (loss)                                                           $    3,218      $  (13,895)
                                                                                 ==========      ==========

     Net income (loss) attributable to common shareholders                       $      850      $  (16,359)
                                                                                 ==========      ==========

     Net income (loss) per share - basic                                         $      .11      $    (2.92)
                                                                                 ==========      ==========

     Net income (loss) per share - diluted                                       $      .11      $    (2.92)
                                                                                 ==========      ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                              Series A
                                              Cumulative          Common         Additional        Retained Earnings
                                           Preferred Stock         Stock       Paid-in-Capital   (Accumulated Deficit)
                                           ---------------      ------------   ---------------   ---------------------

BALANCE, DECEMBER 31, 1997                   $      4,868      $         56     $     67,107          $     (2,967)
  Issuance of preferred stock, net of
     syndication costs                             16,518
  Capital contribution                                                                   171
  Exercise of stock options                                                              199
  Dividends                                                                           (9,495)
  Net loss                                                                                                 (13,895)
  Other                                                                                   70
                                             ------------      ------------     ------------          ------------

BALANCE, DECEMBER 31, 1998                         21,386                56           58,052               (16,862)
  Issuance of common stock in the
     Consolidation                                                       44           13,892
  Dividends                                                                           (4,061)
  Net income                                                                                                 2,880
                                             ------------      ------------     ------------          ------------

BALANCE, DECEMBER 31, 1999                         21,386               100           67,883               (13,982)
  Issuance of common stock for
     property acquisition                                                 4            3,311
  Dividends                                                                           (1,139)               (1,132)
  Repurchase of common shares
  Repurchase of preferred shares                     (513)
  Exercise of stock options                                                               30
  Net income                                                                                                17,923
                                             ------------      ------------     ------------          ------------

BALANCE, DECEMBER 31, 2000                   $     20,873      $        104     $     70,085          $      2,809
                                             ============      ============     ============          ============


                                             Treasury
                                              Stock              Total
                                           ------------      ------------

BALANCE, DECEMBER 31, 1997                                   $     69,064
  Issuance of preferred stock, net of
     syndication costs                                             16,518
  Capital contribution                                                171
  Exercise of stock options                                           199
  Dividends                                                        (9,495)
  Net loss                                                        (13,895)
  Other                                                                70
                                           ------------      ------------

BALANCE, DECEMBER 31, 1998                                         62,632
  Issuance of common stock in the
     Consolidation                                                 13,936
  Dividends                                                        (4,061)
  Net income                                                        2,880
                                           ------------      ------------

BALANCE, DECEMBER 31, 1999                                         75,387
  Issuance of common stock for
     property acquisition                                           3,315
  Dividends                                                        (2,271)
  Repurchase of common shares              $     (4,610)           (4,610)
  Repurchase of preferred shares                                     (513)
  Exercise of stock options                                            30
  Net income                                                       17,923
                                           ------------      ------------

BALANCE, DECEMBER 31, 2000                 $     (4,610)     $     89,261
                                           ============      ============



         The accompanying notes are an integral part of the consolidated financial statements.

                           HALLWOOD ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   For the Year Ended December 31,
                                                                 ------------------------------------
                                                                   2000          1999          1998
                                                                 --------      --------      --------
OPERATING ACTIVITIES:
  Net income (loss)                                              $ 17,923      $  2,880      $(13,895)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation, depletion and amortization                    23,849        21,027        15,720
       Impairment of oil and gas properties                                                    14,000
       Depreciation charged to affiliates                             200           220           249
       Amortization of deferred loan costs and debt discount          450           282            82
       Minority interest in net income of affiliates                  127           329           976
       Recoupment of take-or-pay liability                            (52)         (416)         (130)
       Deferred tax benefit                                          (680)
       Equity in loss of HCRC                                                       419         4,888
       Undistributed earnings of affiliates                                      (1,177)       (1,319)
       Gain on asset disposals                                                                   (188)
         Noncash interest expense                                                                  15

  Changes in operating assets and liabilities provided
    (used) cash net of noncash activity:
       Oil and gas revenues receivable                             (8,647)       (2,642)        2,861
       Trade receivables                                            1,007          (529)        1,029
       Due from affiliates                                            246        (3,992)         (362)
       Prepaid expenses and other current assets                     (718)          385          (247)
       Deferred expenses and other assets                              73           193          (408)
       Accounts payable and accrued liabilities                     1,749         1,259         3,006
                                                                 --------      --------      --------
         Net cash provided by operating activities                 35,527        18,238        26,277
                                                                 --------      --------      --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (9,320)      (11,093)      (28,756)
  Exploration and development costs incurred                      (16,487)      (13,069)      (12,180)
  Costs incurred in connection with the Consolidation                            (2,933)
  Proceeds from sales of property, plant and equipment             21,698           388           454
  Distributions received from affiliate                                           1,833         1,583
  Investment in affiliates                                                                        (20)
                                                                 --------      --------      --------
         Net cash used in investing activities                     (4,109)      (24,874)      (38,919)
                                                                 --------      --------      --------

FINANCING ACTIVITIES:
  Payments of long-term debt                                      (37,200)       (3,000)      (18,286)
  Proceeds from long-term debt                                      7,000        13,000        33,000
  Dividends paid                                                   (2,271)       (4,061)       (9,495)
  Purchase of common shares held in treasury                       (4,610)
  Purchase and cancellation of preferred shares                      (513)
  Exercise of options                                                  30                         199
  Proceeds from equity offering, net
    of syndication costs                                                                       16,518
  Distributions paid by consolidated affiliates
    to minority interest                                                           (429)       (1,446)
  Payment of contract settlement                                                               (2,767)
  Capital contribution                                                                            171
  Debt issuance costs                                                              (268)
                                                                 --------      --------      --------
         Net cash provided by (used in) financing activities      (37,564)        5,242        17,894
                                                                 --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      (6,146)       (1,394)        5,252

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                10,480        11,874         6,622
                                                                 --------      --------      --------
  END OF YEAR                                                    $  4,334      $ 10,480      $ 11,874
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

                           HALLWOOD ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Hallwood Energy Corporation ("Hallwood" or the "Company") is a Delaware corporation engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood began operations June 8, 1999, in connection with the consolidation ("Consolidation") of Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the acquisition of the direct energy interests of The Hallwood Group Incorporated ("Hallwood Group"). For accounting purposes, the Consolidation has been treated as a purchase by HEP of the common stock of HCRC and the direct energy interests of Hallwood Group. Accordingly, the assets and liabilities of HEP, including its 46% share of assets and liabilities of HCRC owned prior to the Consolidation, have been recorded at historical cost, and the remaining assets and liabilities of HCRC and the direct energy interests of Hallwood Group have been recorded at estimated fair values as of the date of purchase. All information presented for periods prior to June 8, 1999 represents the historical information of HEP because HEP was considered to be the acquiring entity for accounting purposes. The financial statements for periods prior to June 8, 1999 have been retroactively restated to reflect the corporate structure of Hallwood, and all share and per share information assumes that the shares of Hallwood issued to HEP in connection with the Consolidation were outstanding for all periods prior to June 8, 1999. The Company's properties are primarily located in the Rocky Mountain, Greater Permian and Gulf Coast regions of the United States.

The following pro forma information presents the financial information of HEP, HCRC and the direct property interests of Hallwood Group as if the Consolidation had taken place on January 1 of each year presented. Any additional provision or benefit for income taxes is excluded because of the Company's net operating loss carryforwards and related valuation allowance.

                                                 For the Year Ended December 31,
                           ------------------------------------------------------------------------------
                                           1999                                     1998
                           ------------------------------------     -------------------------------------
                              As        Acquired                       As         Acquired
                           Reported     Interests     Pro Forma     Reported      Interests     Pro Forma
                           --------     ---------     ---------     --------      ---------     ---------
                                               (In thousands, except per share data)

Revenues                   $ 56,881     $ 11,874      $ 68,755      $ 43,586      $ 25,181      $ 68,767
Net income (loss)             2,880       (1,163)        1,717       (13,895)      (21,597)      (35,492)
Net income (loss)
   attributable to
   common shareholders          512       (1,163)         (651)      (16,359)      (21,597)      (37,956)
 Net income (loss)
   Per share - basic       $    .06                   $   (.07)     $  (2.92)                   $  (3.80)
                           ========                   ========      ========                    ========
Net income (loss)
   Per share - diluted     $    .06                   $   (.07)     $  (2.92)                   $  (3.80)
                           ========                   ========      ========                    ========

ACCOUNTING POLICIES

CONSOLIDATION

Hallwood fully consolidates entities in which it owns a greater than 50% equity interest and reflects a minority interest in the consolidated financial statements. The accompanying financial statements include the majority owned affiliates, the May Limited Partnerships 1984-1, 1984-2 and 1984-3 through March 31, 2000 when they were liquidated and the May Limited Partnerships 1983-1, 1983-2 and 1983-3 through March 31, 1999 when they were liquidated.

PRO FORMA INFORMATION

The pro forma information included in the statements of operations has been presented to reflect the provision for income taxes, using statutory rates, as though the Company had been a taxable corporation during 1999 and 1998. Because of the Company's net operating loss carryforwards, it is assumed that the Company would have had a full valuation allowance. Accordingly, no provision or benefit for income taxes has been recorded in 1999 or 1998 on a pro forma basis.

DERIVATIVES

As of December 31, 2000, Hallwood was a party to 22 financial contracts to hedge the price of its oil and natural gas. The purpose of the hedges is to protect against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts are recognized as oil or gas revenue at the time the hedged volumes are sold.

As of December 31, 2000, Hallwood was a party to eight financial contracts to hedge the interest payments under its Credit Agreement. The purpose of the hedges is to protect against the variability of the interest rates under its Credit Agreement which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

GAS BALANCING

Hallwood uses the sales method for recording its gas balancing. Under this method, Hallwood recognizes revenue on all of its sales of production, and any over-production or under-production is recovered at a future date.

As of December 31, 2000, Hallwood had a net over-produced position of 243,000 mcf ($651,000 valued at average prices). The Company believes that this imbalance can be made up with production on existing wells or from wells which will be drilled as offsets to existing wells and that this imbalance will not have a material effect on Hallwood's results of operations, liquidity and capital resources. Hallwood's oil and gas reserves as of December 31, 2000 have been decreased by 243,000 mcf in order to reflect Hallwood's gas balancing position.

PROPERTY, PLANT AND EQUIPMENT

Hallwood follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized in a single cost center ("full cost pool") and are amortized over the productive life of the underlying proved reserves using the units of production method. Proceeds from property sales are generally credited to the full cost pool.

Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming continuation of existing economic conditions. During the second, third and fourth quarters of 1998, using oil and gas prices of $13.00 per barrel of oil and $2.00 per mcf of gas, $12.80 per barrel of oil and $1.90 per mcf of gas and $10.00 per barrel of oil and $1.90 per mcf of gas, respectively, Hallwood recorded oil and gas property impairments totaling $14,000,000. Hallwood did not record any property impairments during 2000 or 1999.

Hallwood does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

Unproved properties are withheld from the amortization base until such time as they are either developed or abandoned. The properties are evaluated periodically for impairment.

Long-lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, Hallwood has not recognized any impairment losses on long-lived assets other than oil and gas properties.

DIVIDENDS

On December 19, 2000, Hallwood declared a quarterly dividend of $.25 per Series A Cumulative Preferred share, which was paid on February 15, 2001 to shareholders of record on December 31, 2000. This amount was accrued as of year-end.

The Series A Cumulative Preferred Stock has a dividend preference of $1.00 per share per year. Hallwood may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per common share includes the potential dilution that could occur upon exercise of the options or warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options or warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The warrants described in Note 6 have been ignored in the computation of diluted net income (loss) per share in all periods and the stock options granted during 1999 described in Note 9 have been ignored in the computation of diluted income
(loss) per share in all periods because their inclusion would be anti-dilutive.

The following table reconciles the number of shares outstanding used in the calculation of basic and diluted income (loss) per share.

                                         Income
                                       (Loss) to
                                         Common
                                       Shareholders       Shares    Per Share
                                       ------------       ------    ---------
                                        (In thousands except per Share data)

FOR THE YEAR ENDED DECEMBER 31, 2000
   Net income per share - basic          $ 15,652         9,695     $   1.61
   Effect of options                                         77
                                         --------         -----     --------
   Net income per share - diluted        $ 15,652         9,772     $   1.60
                                         ========         =====     ========

FOR THE YEAR ENDED DECEMBER 31, 1999
   Net income per share - basic          $    512         8,083     $    .06
                                         --------         -----     --------
   Net income per share - diluted        $    512         8,083     $    .06
                                         ========         =====     ========

FOR THE YEAR ENDED DECEMBER 31, 1998
   Net loss per share - basic            $(16,359)        5,600     $  (2.92)
                                         --------         -----     --------
   Net loss per share - diluted          $(16,359)        5,600     $  (2.92)
                                         ========         =====     ========

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic method of accounting. Under this method, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosures utilizing the fair value accounting method are included in Note 10 to the consolidated financial statements.

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

SIGNIFICANT CUSTOMERS

Although the Company sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area in which Hallwood sells its production; therefore, the loss of its significant customers would not adversely affect Hallwood's operations. For the years ended December 31, 2000, 1999 and 1998, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Company:

                                     2000              1999             1998
                                     ----              ----             ----

El Paso Field Services Company        18%               14%              11%
Plains All American Inc.              15%               14%
Conoco Inc.                           14%               19%              23%

ENVIRONMENTAL CONCERNS

Hallwood is continually taking actions it believes are necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations. As of December 31, 2000, Hallwood has not been fined or cited for any environmental violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of Hallwood in the oil and gas industry.

OTHER COMPREHENSIVE INCOME

The Company does not have any items of other comprehensive income for the years ended December 31, 2000, 1999 and 1998. Therefore, total comprehensive income
(loss) is the same as net income (loss) for those periods.

SEGMENTS

The Company engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. In addition, the Company's activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Company evaluates its performance as a whole rather than by product or geographically. As a result, Hallwood's operations consist of one reportable segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The Company adopted SFAS 133 on January 1, 2001. In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. The Company determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since the Company's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, will be recognized immediately in current earnings.

The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $163,000, a current liability of $36,228,000, a noncurrent asset of $316,000 and a noncurrent liability of $8,067,000, with a net-of-tax cumulative effect adjustment reducing other comprehensive income by $28,919,000.

The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of the Company is unable to determine the effects of such issues at this time.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 2 - OIL AND GAS PROPERTIES

The following table summarizes cost information related to Hallwood's oil and gas activities:

                                                           For the Year Ended December 31,
                                                      ------------------------------------------
                                                       2000             1999              1998
                                                      -------         --------           -------
                                                                   (In thousands)

Property acquisition costs:
  Proved                                              $12,621         $ 85,235           $28,397
  Unproved                                                 14            3,849               379
Development costs                                      12,290            7,302             8,087
Exploration costs                                       4,197            5,767             6,043
                                                      -------         --------           -------
      Total                                           $29,122         $102,153           $42,906
                                                      =======         ========           =======

Depreciation, depletion, amortization and impairment expense related to proved oil and gas properties per equivalent mcf of production for the years ended December 31, 2000, 1999 and 1998, was $.91, $.88 and $1.58, respectively.

At December 31, unproved properties consist of the following:

                                                2000       1999
                                               ------     ------
                                                (In thousands)

Texas                                          $5,716     $4,898
New Mexico                                        430
Louisiana                                         293
North Dakota                                               1,009
Other                                             118        636
                                               ------     ------
                                               $6,557     $6,543
                                               ======     ======

NOTE 3 - PRINCIPAL ACQUISITIONS AND SALES

On August 30, 2000, Hallwood completed the acquisition of interests in 34 producing wells, five service wells and 69 inactive wells in five fields located in Chambers, San Patricio and Frio Counties in Texas and St. James and Assumption Parishes in Louisiana, as well as approximately 7,000 acres of undeveloped leasehold and 3-D seismic data. The total purchase price was comprised of $3,875,000 in cash and 417,406 shares of Hallwood's common stock valued at $3,315,000.

During 2000, Hallwood sold its interests in approximately 500 non-strategic oil and gas wells located in the Keystone, Merkle and Weesatche areas of Texas, as well as various wells in Kansas, Oklahoma, North Dakota and Montana. The proceeds from the Company's property sales during 2000 were $21,698,000 (all credited against oil and gas properties without gain or loss recognition) of which $21,000,000 was used to pay down borrowings under the Credit Agreement.

On October 20, 1999, Hallwood acquired oil and gas properties located principally in the Yoakum Gorge area of Lavaca County, Texas for $7,230,000 and future contingent consideration. The acquisition was comprised of interests in 34 wells, drilling locations, exploration acreage and 3-D seismic data.

As a result of the arbitration discussed in Note 13, Hallwood completed an $8,200,000 acquisition of properties located primarily in Texas during October 1998. The acquisition included interests in 570 wells, numerous proven and unproven drilling locations, exploration acreage and 3-D seismic data.

In July 1996, Hallwood and its affiliate, HCRC, acquired interests in 38 wells located primarily in LaPlata County, Colorado. An unaffiliated large East Coast financial institution formed an entity to utilize the tax credits generated from the wells. The project was financed by an affiliate of Enron Corp. through a volumetric production payment. During May 1998, a limited liability company owned equally by Hallwood and HCRC purchased the volumetric production payment from the affiliate of Enron Corp. Hallwood funded its $17,257,000 share of the acquisition price from operating cash flow and borrowings under its Credit Agreement.

NOTE 4 - DERIVATIVES

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the price of its oil and natural gas. Hallwood does not use these hedges for trading purposes, but rather for the purpose of providing protection against price decreases and to provide a measure of stability in the volatile environment of oil and natural gas spot pricing. The amounts received or paid upon settlement of these contracts is recognized as oil or gas revenue at the time the hedged volumes are sold.

The financial contracts used by Hallwood to hedge the price of its oil and natural gas production are swaps, collars and participating hedges. Under the swap contracts, Hallwood sells its oil and gas production at spot market prices and receives or makes payments based on the differential between the contract price and a floating price which is based on spot market indices. As of December 31, 2000, Hallwood was a party to 22 financial contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts:

                             Oil
                    ----------------------
                    Quantity of Production
Period                      Hedged                      Contract Floor Price
------              ----------------------              --------------------
                            (bbls)                            (per bbl)

 1998                       175,000                             $16.62
 1999                       325,000                              15.43
 2000                       372,000                              19.07
 2001                       285,000                              23.14
 2002                        73,000                              23.10

                             Gas
                   ----------------------
                   Quantity of Production
Period                     Hedged                        Contract Floor Price
------             ----------------------                --------------------
                            (mcf)                              (per mcf)

 1998                     7,101,000                              $2.09
 1999                    15,574,000                               1.85
 2000                    11,000,000                               2.12
 2001                    10,789,000                               2.24
 2002                     5,140,000                               2.09

From 2000 forward, between 9% and 12% of the gas volumes hedged in each year are subject to a collar agreement whereby Hallwood will receive the contract price if the spot price is lower than the contract price, the cap price if the spot price is higher than the cap price, and the spot price if that price is between the contract price and the cap price. The cap price ranges from $2.62 per mcf to $2.77 per mcf.

In the event of nonperformance by the counterparties to the financial contracts, Hallwood is exposed to credit loss, but has no off-balance sheet risk of accounting loss. The Company anticipates that the counterparties will be able to satisfy their obligations under the contracts because the counterparties consist of well-established banking and financial institutions which have been in operation for many years. Certain of Hallwood's hedges are secured by the lien on Hallwood's oil and gas properties which also secures Hallwood's Credit Agreement described in Note 6.

NOTE 5 - INVESTMENT IN AFFILIATED CORPORATION

During 1998 and through June 8, 1999, Hallwood accounted for its approximate 46% interest in HCRC using the equity method of accounting. As a result of the Consolidation, Hallwood's investment in HCRC was eliminated. The following presents summarized financial information in thousands, for HCRC for the year ended December 31, 1998.

Revenue                                                     $ 32,410
Net loss                                                     (20,279)

No other individual entity in which Hallwood owns an interest comprises in excess of 10% of the revenues, net income or assets of Hallwood.

The following amounts represent Hallwood's share of the property related costs and reserve quantities and values of its equity investee HCRC for the year ended December 31, 1998, prior to its elimination on June 8, 1999 (in thousands):

COSTS INCURRED IN OIL AND GAS ACTIVITIES FOR THE YEAR-ENDED DECEMBER 31, 1998:

Acquisition costs                                          $ 12,879
Development costs                                             2,636
Exploration costs                                             2,606
                                                           --------
     Total                                                 $ 18,121
                                                           ========

Oil and gas revenue                                        $ 10,372
Production operating expense                                 (4,272)
Depreciation, depletion, amortization
  and property impairment expense                           (13,773)
                                                           --------
     Net loss from oil and gas activities                  $ (7,673)
                                                           ========

PROVED OIL AND GAS RESERVE QUANTITIES:

                                                     Gas               Oil
                                                     Mcf               Bbl
                                                    ------            -----
                                                           (unaudited)

December 31, 1998                                   32,000            1,470
                                                    ======            =====

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

                                                         (unaudited)

December 31, 1998                                          $30,134
                                                           =======

NOTE 6 - DEBT

Hallwood's long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                     2000           1999
                                                   ---------      ---------
                                                        (In thousands)

Credit Agreement                                   $  56,000      $  86,200
Note Agreement                                        25,000         25,000
Debt discount                                         (1,613)        (1,843)
                                                   ---------      ---------
Long-term debt                                     $  79,387      $ 109,357
                                                   =========      =========

On June 8, 1999, Hallwood and its lenders entered into an Amended and Restated Credit Agreement (as amended, the "Credit Agreement") to extend the term date of its line of credit to May 31, 2002. The lenders were Morgan Guaranty Trust Company, First Union National Bank and Bank of America. Effective June 30, 2000, Wells Fargo Bank replaced Bank of America as one of Hallwood's lenders under its Credit Agreement. Effective June 30, 2000, Hallwood's Credit Agreement was amended to set Hallwood's borrowing base at $70,000,000. Subsequent to December 31, 2000, Hallwood borrowed an additional $6,000,000 under its Credit Agreement, therefore, Hallwood's unused borrowing base was $8,000,000 as of March 1, 2001.

Borrowings against the Credit Agreement bear interest at the lower of the Certificate of Deposit rate plus from 1.375% to 2.125%, prime plus 1/2% plus from .25% to 1% or the Euro-Dollar rate plus from 1.25% to 2.0%. The weighted average interest rate was 8.6% at December 31, 2000. Interest is payable monthly. Quarterly principal payments of $8,857,000 are scheduled to commence May 31, 2002.

The borrowing base for the Credit Agreement is typically redetermined semiannually, although the lenders have the right to make a redetermination at anytime. The Credit Agreement is secured by a first lien on approximately 80% in value of Hallwood's oil and gas properties. Additionally, aggregate dividends paid and stock repurchased by Hallwood in any 12 month period are limited to 50% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt of Hallwood is 50% or more of the borrowing base. Aggregate dividends paid and stock repurchased by Hallwood are limited to 65% of cash flow from operations before working capital changes and distributions received from affiliates, if the principal amount of debt is less than 50% of the borrowing base.

At the time of the Consolidation, HCRC had $25,000,000 of 10.32% Senior Subordinated Notes ("Subordinated Notes") due December 23, 2007 and warrants to purchase common stock which were held by The Prudential Insurance Company of America ("Prudential"). On June 8, 1999, the Amended and Restated Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") was amended to issue warrants to Prudential to purchase 309,278 shares of Hallwood's Common Stock at an exercise price of $7.00 per share. The terms of the Note Agreement were further amended on June 30, 2000 to exclude certain hedging transactions of the subsidiaries of Hallwood from the calculation of indebtedness. In connection with this amendment, the Company received a written waiver under the Credit Agreement of the restriction on amendments to the Note Agreement. The Subordinated Notes bear interest at the rate of 10.32% per annum on the unpaid balance, payable quarterly. Annual principal payments of $5,000,000 are due December 23, 2003 through December 23, 2007.

Hallwood recorded the Subordinated Notes and the warrants based upon the relative fair values of the Subordinated Notes without the warrants and of the warrants themselves at the time of Consolidation. The allocated value of the warrants of $1,956,000 was recorded as additional paid-in-capital. The discount on the Subordinated Notes is being amortized over the term of the Subordinated Notes using the interest method of amortization.

At December 31, 2000, Hallwood's debt maturity schedule is as follows.

                                  (In thousands)

2001                                  $    --
2002                                   24,000
2003                                   37,000
2004                                    5,000
2005                                    5,000
Thereafter                              8,387
                                      -------
  Total                               $79,387
                                      =======

As part of its risk management strategy, Hallwood enters into financial contracts to hedge the interest rate payments under its Credit Agreement. Hallwood does not use the hedges for trading purposes, but rather to protect against the volatility of the cash flows under its Credit Agreement, which has a floating interest rate. The amounts received or paid upon settlement of these transactions are recognized as interest expense at the time the interest payments are due.

All contracts are interest rate swaps with fixed rates. As of December 31, 2000, Hallwood was a party to eight contracts with three different counterparties.

The following table provides a summary of Hallwood's financial contracts.

                                                   Average
                           Amount of               Contract
Period                    Debt Hedged             Floor Rate
------                    -----------             ----------

1998                      $15,000,000                6.84%
1999                       40,000,000                5.70%
2000                       45,000,000                5.65%
2001                       36,000,000                5.23%
2002                       37,500,000                5.23%
2003                       37,500,000                5.23%
2004                        6,000,000                5.23%

NOTE 7 - STOCKHOLDERS' EQUITY

Hallwood's stock trades on the NASDAQ under the symbol "HECO" for Common Stock and "HECOP" for Series A Cumulative Preferred Stock.

COMMON STOCK

Under its charter, Hallwood is authorized to issue up to 25,000,000 shares of Hallwood common stock with a par value of $.01 per share. The common shareholders are entitled to one vote per share on all matters voted on by shareholders. After giving effect to any preferential rights of any series of preferred stock outstanding, the holders of Hallwood common stock are entitled to participate in dividends, if any, as may be declared from time to time by the board of directors of Hallwood. Upon liquidation, the common shareholders are entitled to receive a pro rata share of all of the assets of Hallwood that are available for distribution to such holders. The holders of Hallwood common stock have no preemptive rights with respect to future issuances of Hallwood common stock.

PREFERRED STOCK

Hallwood is authorized to issue up to 5,000,000 shares of preferred stock from time to time, in one or more series, without shareholder approval and to fix the designation, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of any series that may be established by the Hallwood Board of Directors.

In connection with the Consolidation, the Board of Directors of Hallwood authorized the issuance of 2,334,165 shares of Series A cumulative preferred stock. Each share of preferred stock is entitled to one vote on all matters on which shareholders may vote. The preferred shareholders vote together with the common shareholders in the election of directors and vote as a separate class on all other matters.

Preferred shareholders are entitled to receive cumulative cash dividends at the rate of $1.00 per share per year, if declared by the Hallwood Board of Directors. Dividends are paid quarterly in arrears commencing on June 30, 1999. The dividends are fully cumulative and accumulate, whether or not earned or declared and whether or not Hallwood has funds legally available to pay them, without interest on a daily basis. Hallwood may not declare or pay dividends to common shareholders unless full cumulative dividends have been paid on the preferred stock.

Upon liquidation or dissolution of Hallwood, all accrued dividends must be paid to the preferred shareholders before any assets may be distributed to the common shareholders. Once all accrued preferred dividends are paid, the preferred shareholders are entitled to participate equally with the common shareholders in the distribution of the remaining assets of Hallwood in a liquidation or dissolution.

The Hallwood preferred stock is redeemable at the option of Hallwood after December 31, 2003. After that date, Hallwood may redeem shares of preferred stock in whole or in part at any time at a redemption price of $10.00 per share, plus accrued dividends which are unpaid on the redemption date. Preferred stock may not be redeemed in part if full cumulative dividends have not been paid or set aside for payment with respect to all prior dividend periods.

RIGHTS PLAN

During the second quarter of 1999, the Board of Directors of Hallwood approved the adoption of a rights plan designed to protect shareholders in the event of a takeover action that would otherwise deny them the full value of their investment.

Under the terms of the rights plan, one right was distributed for each common share of Hallwood to holders of record at the close of business on June 8, 1999. The rights trade with the common stock. The rights will become exercisable only in the event, with certain exceptions, that an acquiring party accumulates 15% or more of Hallwood's outstanding common stock. The rights will expire on June 7, 2009.

Hallwood will generally be entitled to redeem the rights at one cent per right at any time until the tenth day following the acquisition of a 15% position in its common shares.

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

NOTE 8 - STOCK REPURCHASES

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from its affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.

On May 5, 2000, the Company repurchased a block of 360,000 shares of common stock at $5.00 per share. These shares are held as treasury shares by the Company.

During March 2000, the Board of Directors of Hallwood approved the repurchase of up to $5,000,000 of common and preferred stock of Hallwood through a combination of an odd-lot program for certain common and preferred shareholders and the repurchase of common shares in the open market.

Under the odd-lot program, the Company offered to purchase holdings of 99 or fewer common shares, or 20 or fewer Series A Preferred shares from its shareholders of record as of April 10, 2000. The original offer was for the period from April 21, 2000 through May 22, 2000. The closing date of the offer was subsequently extended until June 12, 2000.

Under the odd-lot program, the Company repurchased 213,404 shares of common stock at an average price of $6.19 per share. The Company also repurchased 26,776 shares of preferred shares at an average price of $7.84 per share. The common shares repurchased under the odd-lot program are being held as treasury shares, and the preferred shares repurchased have been cancelled.

During the second quarter of 2000, the Company purchased 91,050 shares of its common stock on the open market. The purchase prices ranged from $4.10 per share to $7.75 per share. These shares are being held by the Company as treasury shares.

During the third quarter of 2000, the Company purchased 100,000 shares of its common stock at $8.625 per share. These shares are held as treasury shares by the Company.

NOTE 9 - INCOME TAXES

The following is a summary of the income tax provision (benefit) for the years ended December 31, 2000 and 1999. Hallwood was not a taxable entity prior to the Consolidation on June 8, 1999:

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                       2000                 1999
                                                      -----                 ----
                                                            (in thousands)

State                                                 $(292)                $338
Federal - Current                                       135
          Deferred                                     (680)
                                                      -----                 ----
            Total                                     $(837)                $338
                                                      =====                 ====

Reconciliation of the expected tax at the statutory tax rate to the effective tax is as follows for the years ended December 31, 2000 and 1999:

                                    For the Years Ended December 31,
                                    --------------------------------
                                           2000         1999
                                          -------      -------
                                             (in thousands)

Expected tax expense at the
  statutory rate                          $ 5,809      $ 1,094
State taxes net of federal benefit             30          223
Taxes on income prior to June 8, 1999                     (440)
Change in valuation allowance              (6,471)        (789)
Other                                        (205)         250
                                          -------      -------
     Effective tax expense                $  (837)     $   338
                                          =======      =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                      2000                     1999
                                                     -------                 -------
                                                              (in thousands)

Deferred tax assets and (liabilities):
  Net operating loss carryforward                    $10,819                $  7,758
  Capital loss carryforward                            1,442                   1,458
  Minimum tax credit carryforward                        669                     534
  Temporary differences between
     book and tax basis of property                   (8,039)                    932
                                                     -------                --------
       Total                                           4,891                  10,682

  Valuation allowance                                 (4,211)                (10,682)
                                                     -------                --------
Net deferred tax asset                               $   680                $    -0-
                                                     =======                ========

Realization of the Company's deferred tax asset is dependent on its generating sufficient taxable income prior to the expiration of any net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax asset, net of valuation allowance provided, will be realized. The Company's net operating loss carryforwards expire between 2010 and 2019, the capital loss carryforward expires in 2001 and the minimum tax credit carryforward has no expiration date.

NOTE 10 - EMPLOYEE INCENTIVE PLANS

Every year beginning in 1992, the Boards of Directors of HEP and HCRC have adopted an incentive plan. Each year the Boards of Directors determine the percentage of each entities interest in the cash flow from certain wells drilled, recompleted or enhanced during the year allocated to the incentive plan for that year. On June 9, 1999, the Compensation Committee of Hallwood adopted an incentive plan that is substantially the same as the incentive plan of HEP and HCRC. The specified percentage was 2.80% for each of 2000 and 1999 and 2.75% for 1998. The specified percentage of cash flow is then allocated among certain key employees who are designated by the boards as participants in the plan for that year. Each award under the plan (with regard to domestic properties) represents the right to receive for five years a portion of the specified share of the cash award, at the conclusion of which the participants are each paid a share of an amount equal to a specified percentage (80% for each of 2000, 1999 and 1998) of the remaining net present value of the qualifying wells, and the award for that year terminates. The expenses attributable to the plans were $917,000 in 2000, $220,000 in 1999 and $125,000 in 1998 and are included in general and administrative expense in the accompanying financial statements.

On June 9, 1999, the Compensation Committee of Hallwood granted options to purchase 600,000 shares of common stock at an exercise price of $7.00 per share which was equal to the fair market value on the date of grant. On November 22, 1999, Hallwood granted an additional 61,500 options to purchase common stock at an exercise price of $7.00 per share which was greater than the fair market value of the common stock on the date of the grant. The options expire on June 9, 2006, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on June 8, 2000 and the remaining one-third will vest on June 8, 2001. During the year 2000, 27,000 of these options expired and 54,000 of these options were cancelled.

On January 28, 2000, the Compensation Committee of Hallwood granted options to purchase 238,500 shares of common stock at an exercise price of $4.625 per share which was equal to the fair market value of the common stock on the date of grant. The options expire on January 28, 2007, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date, one-third vested on January 28, 2001 and the remaining one-third will vest on January 28, 2002. During the year 2000, 6,533 of these options were exercised, 19,600 of these options expired and 3,267 of these options were cancelled.

On January 31, 2001, the Compensation Committee of Hallwood granted options to purchase 398,867 shares of common stock at an exercise price of $9.875 per share which was equal to the fair market value of the Common Stock on the date of grant. The options expire on January 31, 2008, unless sooner terminated pursuant to the provisions of the plan. One-third of the options vested on the grant date and the remainder vest one-third on January 31, 2002 and one-third on January 31, 2003.

Prior to the Consolidation, the following HEP options were outstanding. All of these options were cancelled on June 8, 1999.

                                            Number of Options
                                       -----------------------------
                                       Outstanding       Exercisable     Exercise Price
                                       -----------       -----------     --------------

Class A Unit Options                     390,400           390,400          $   5.75
Class A Unit Options                      25,500            17,000          $  6.625
Class C Unit Options                     120,000           120,000          $  10.00

A summary of options granted to purchase Hallwood common stock and the changes therein during the years ended December 31, 2000 and 1999 is presented below:

                                                     2000                       1999
                                             ---------------------      --------------------
                                                          Weighted                  Weighted
                                                           Average                   Average
                                                          Exercise                  Exercise
                                              Shares        Price        Shares       Price
                                             -------      --------      -------     --------

Outstanding at beginning of year             661,500      $   7.00           --     $     --
Granted                                      238,500         4.625      661,500         7.00
Exercised                                     (6,533)        4.625
Expired                                      (46,600)         6.00
Cancelled                                    (57,267)         6.87
                                             -------      --------      -------     --------
Outstanding at end of  year                  789,600      $   6.37      661,500     $   7.00
                                             =======      ========      =======     ========
Options exercisable at year-end              456,700      $   6.64      220,500     $   7.00
                                             =======      ========      =======     ========
Weighted average fair value of options
  granted during the year                                 $   3.19                  $   4.71
                                                          ========                  ========
Weighted average remaining contractual
  life of options outstanding                            6.3 years                   7 years

A summary of options granted to purchase Class A Units and the changes therein during the years ended December 31, 1999 and 1998 is presented below:

                                                            1999                               1998
                                                  ------------------------           -------------------------
                                                                  Weighted                            Weighted
                                                                   Average                             Average
                                                                  Exercise                            Exercise
                                                   Units            Price             Units             Price
                                                  -------         --------           -------          --------

Outstanding at beginning of year                  415,900          $  5.80           425,000            $5.75
Granted                                                                               25,500            6.625
Exercised                                                                            (34,600)            5.75
Cancelled                                        (415,900)            5.80
                                                 --------          -------           -------            -----
Outstanding at end of  year                            --          $    --           415,900            $5.80
                                                 ========          =======           =======            =====
   Options exercisable at year-end                     --          $    --           398,900            $5.80
                                                 ========          =======           =======            =====
 Weighted average fair value of options
   granted during the year                                                                              $1.14
                                                                                                        =====
 Weighted average remaining contractual
   life of options outstanding                                                                      7.2 years

A summary of options granted to purchase Class C Units and the changes therein during the years ended December 31, 1999 and 1998 is presented below:

                                                                      1999                                   1998
                                                         --------------------------------       -------------------------------
                                                                              Weighted                              Weighted
                                                                               Average                              Average
                                                                              Exercise                              Exercise
                                                            Units               Price              Units              Price
                                                         ------------        ------------       ------------       ------------

Outstanding at beginning of year                              120,000        $      10.00                 --       $         --
Granted                                                                                              120,000              10.00
Cancelled                                                    (120,000)              10.00
                                                         ------------        ------------       ------------       ------------
Outstanding at end of year                                         --        $         --            120,000       $      10.00
                                                         ============        ============       ============       ============
Options exercisable at year-end                                    --        $         --             60,000       $      10.00
                                                         ============        ============       ============       ============
 Weighted average fair value of options
   granted during the year                                                                                         $       1.22
                                                                                                                   ============
 Weighted average remaining contractual
   life of options outstanding                                                                                         10 years

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options granted. Had compensation expense for options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, Hallwood's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        2000                 1999                  1998
                                                   --------------       --------------        --------------

Net income (loss):               As reported       $   17,923,000       $    2,880,000        $  (13,895,000)
                                   pro forma           16,593,000              930,000           (14,022,000)
Net income (loss)
   per share - basic:            As reported       $         1.61       $          .06        $        (2.92)
                                   pro forma       $         1.48       $         (.18)       $        (2.94)

Net income (loss)
   per share - diluted:          As reported       $         1.60       $          .06        $        (2.92)
                                   pro forma       $         1.47       $         (.18)       $        (2.94)

The fair value of the common stock options granted during 2000 and 1999, for disclosure purposes was estimated on the dates of grant using the Black-Scholes Model using the following assumptions.

                                                                Common Stock Options
                                       ---------------------------------------------------------------------
                                           Granted                     Granted                    Granted
                                       January 28, 2000           November 22, 1999             June 9, 1999
                                       ----------------         --------------------            ------------

Expected dividend yield                      --                          --                         --
Expected price volatility                    64%                         68%                        68%
Risk-free interest rate                     6.7%                        6.4%                       5.8%
Expected life of options                      7 years                     7 years                    7 years

The fair value of the unit options granted during 1998, for disclosure purposes was estimated on the dates of grant using the Binomial Option Pricing Model using the following assumptions:

                                            1998 Class A              1998 Class C
                                              Options                    Options
                                            ------------              ------------

Expected dividend yield                         8%                       11%
Expected price volatility                      27%                       29%
Risk-free interest rate                       6.4%                      6.4%
Expected life of options                       10 years                  10 years


NOTE 11 - RELATED PARTY TRANSACTIONS

The Company manages and operates certain oil and gas properties on behalf of independent joint interest owners and its affiliates. In such capacity, the Company pays all costs and expenses of operations and distributes all revenues associated with such properties. Hallwood has receivables from affiliates of $685,000 and $704,000 at December 31, 2000 and 1999, respectively, which represent net revenues net of operating costs and expenses. The balances with affiliates are settled monthly.

During the years ended December 31, 1999 and 1998, Hallwood incurred approximately $124,000 and $274,000, respectively, of consulting fees under a consulting agreement with Hallwood Group. The consulting agreement was terminated effective June 8, 1999 in connection with the Consolidation. Hallwood also incurred $117,000, $195,000 and $317,000 in 2000, 1999 and 1998,
respectively, representing costs incurred by Hallwood Group and its affiliates on behalf of the Company.

On February 18, 2000, Hallwood repurchased and retired 43,816 shares of Series A Preferred Stock from it affiliate, Hallwood Group for $303,426. The shares were repurchased for $6.925 per share which represented the average of the closing prices of the stock during the five days prior to February 18, 2000.


NOTE 12 - STATEMENT OF CASH FLOWS

During 2000, Hallwood's noncash investing activity included the issuance of 417,406 shares of common stock for the acquisition of oil and gas property as described in Note 3.

During 1999, in connection with the Consolidation, the purchase of the common stock of HCRC and the direct energy interests of Hallwood Group was recorded through the issuance of approximately 2,600,000 shares of Hallwood common stock to HCRC and 1,800,000 shares of Hallwood common stock to Hallwood Group based on the estimated fair value of the assets acquired and the liabilities assumed as of the date of purchase. This noncash investing activity is summarized as follows:

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

Cash paid during 2000, 1999 and 1998 for interest totaled $7,953,000, $6,583,000 and $2,700,000, respectively. Cash paid for income taxes during 2000 and 1999 was $594,000 and $375,000, respectively. There was no cash paid for income taxes during 1998 as Hallwood was not a tax paying entity.


NOTE 13 - ARBITRATION

In connection with the Demand for Arbitration filed by Arcadia Exploration and Production Company ("Arcadia") with the American Arbitration Association against Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation, E.M. Nominee Partnership Company and Hallwood Consolidated Partners, L.P. (collectively referred to as the "Hallwood Entities"), the arbitrators ruled that the original agreement entered into in August 1997 to purchase oil and gas properties for $16,400,000 should proceed, with a reduction in the total purchase price of approximately $2,500,000 for title defects. The arbitrators also ruled that Arcadia was not entitled to enforce its claim that the Hallwood Entities were required to purchase an additional $8,000,000 in properties and denied Arcadia's claim for attorney's fees. The arbitrators granted Arcadia prejudgment interest on the adjusted purchase price, in the amount of $904,000 of which Hallwood's share was $452,000. That amount was accrued in the December 31, 1998 financial statements of the Company and was paid during the second quarter of 1999.

In October 1998, Hallwood closed the acquisition of oil and gas properties from Arcadia pursuant to the ruling which included interests in approximately 570 wells, numerous proven and unproven drilling locations, exploration acreage, and 3-D seismic data. Hallwood's share of the purchase price was $8,200,000.


NOTE 14 - LEGAL SETTLEMENTS

In connection with the Consolidation, Hallwood assumed the liability for two lawsuits filed against Hallwood Group and certain individuals and related to the direct energy interests acquired from Hallwood Group. These lawsuits, both filed in federal court in Denver, Colorado, have been settled and dismissed. During February 2000, Hallwood paid approximately $673,000 in connection with these lawsuits, and that amount was accrued as a liability on the Company's balance sheet in connection with the Consolidation. During May 2000, the Company received a settlement offer from its insurance company to reimburse approximately $419,000 of the costs paid in connection with these lawsuits. This amount was received by the Company during the third quarter of 2000 and recognized as litigation income.

In connection with the 1995 closing of the Jakarta, Indonesia office of HEP and HCRC, three former employees filed a lawsuit against those entities, primarily based on allegations that their employment contracts had been breached. The case was tried in 1997, and after appeals, a final judgment of $487,820 plus interest was awarded to the plaintiffs. The amount due was accrued as of March 31, 2000, and was paid to the plaintiffs in the second quarter of 2000.

Concise Oil and Gas Partnership ("Concise"), a wholly owned subsidiary of Hallwood was a defendant in a lawsuit styled Dr. Allen J. Ellender, Jr. et al. vs. Goldking Production Company, et al., filed in the Thirty-Second Judicial District Court, Terrebonne Parish, Louisiana on May 30, 1996. The portion of the lawsuit against Concise was settled in consideration of the payment by Concise of $600,000. This amount was recorded as litigation settlement expense in the second quarter of 1998. Concise has been dismissed with prejudice from the lawsuit.

In addition to the litigation noted above, the Company and its subsidiaries are from time to time subject to routine litigation and claims incidental to their business, which the Company believes will be resolved without material effect on the Company's financial condition, cash flows or operations.

NOTE 15 - COMMITMENTS

The Company currently leases office facilities in Denver, Colorado for approximately $600,000 per year, under a lease which expires on December 31, 2006. The Company also leases office space in Midland, Texas for approximately $7,000 per year under a lease that terminates on September 30, 2003. Additionally, Hallwood sub-leases office space in Houston, Texas for approximately $42,000 per year, under a lease that expires on October 14, 2001. Remaining commitments under these leases mature as follows:

        Year Ending
       December 31,               Annual Rentals
       ------------               --------------
                                  (In thousands)

           2001                      $   644
           2002                          608
           2003                          606
           2004                          601
           2005                          689
        Thereafter                       689
                                     -------
                                     $ 3,837
                                     =======

Rent expense for the years ended December 31, 2000, 1999 and 1998 was $645,000, $421,000 and $287,000, respectively.


NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                          December 31, 2000                December 31, 1999
                                    -----------------------------     -----------------------------
                                      Carrying        Estimated         Carrying         Estimated
                                       Amount         Fair Value         Amount         Fair Value
                                    ------------     ------------     ------------     ------------
                                                             (In thousands)

Assets (Liabilities):
Interest rate hedge contracts       $         --     $        482     $         --     $      2,156
Oil and gas hedge contracts                   --          (44,406)              --           (4,558)
Long-term debt                           (79,387)         (78,685)        (109,357)        (109,021)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA

The following represents selected quarterly financial information for the years ended December 31, 2000 and 1999.

                                                                Quarter Ended
                                   ----------------------------------------------------------------------
                2000                 March 31,           June 30,         September 30,      December 31,
                                   ------------        ------------       ------------       ------------
                                                                (Unaudited)
                                                   (In thousands except per share data)

Gross revenue                      $     21,809        $     19,719       $     20,737       $     21,015

Net revenue from oil and gas
   operations                            16,174              14,909             15,238             14,995

Net income(1)                             4,405               4,182              7,333              2,003

Net income per common share:
  Basic                                     .38                 .37                .72                .15
  Diluted                                   .38                 .37                .70                .14

                1999

Gross revenue(2)                   $      9,982        $     12,068       $     16,943       $     17,888

Net revenue from oil and gas
   operations(2)                          6,633               8,423             11,465             12,276

Net income (loss)(3)                       (318)              1,713                707                778

Net income per common share:
  Basic                                    (.17)                .17                .02                .02
  Diluted                                  (.17)                .17                .02                .02

(1) The increase in net income during the third quarter of 2000 is primarily due to an income tax benefit resulting from a reduction in the Company's valuation allowance primarily due to an increase in taxable temporary differences during 2000 and the effect of partially removing the valuation allowance to result in an net deferred tax asset which represents the Company's estimated realizable portion of net deferred tax assets. The decrease in net income during the fourth quarter of 2000 is primarily due to an increase in general and administrative expenses due to higher incentive based compensation expense during 2000.

(2) The increase in gross revenue and net revenue from oil and gas operations each quarter during 1999 represents the effect of the Consolidation as well as increasing oil and gas prices during 1999.

(3) The net loss during the first quarter of 1999 is primarily the result of lower oil and gas prices. The increase in net income during the second quarter of 1999 is primarily due to higher oil and gas prices and increased operating revenue resulting from the Consolidation.

                           HALLWOOD ENERGY CORPORATION
                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                DECEMBER 31, 2000
                                   (Unaudited)


The following reserve quantity and future net cash flow information for Hallwood represents proved reserves which are located in the United States. The reserves have been estimated by the Company's in-house engineers. A majority of these reserves has been reviewed by independent petroleum engineers. The determination of oil and gas reserves is based on estimates which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows provides a comparison of Hallwood's proved oil and gas reserves from year to year. The standardized measure of discounted future net cash flows as of December 31, 2000 has been reduced by $97,902,000 for the effects of future income taxes. No consideration has been given to future income taxes as of December 31, 1999, because the tax basis of Hallwood's properties and net operating loss carryforwards exceeded future net cash flows. No consideration was given to future income taxes as of December 31, 1998 because Hallwood was not a tax paying entity during that year. Under the guidelines set forth by the Securities and Exchange Commission ("SEC"), the calculation is performed using year-end prices. The oil and gas prices used at December 31, 2000, 1999 and 1998 were $27.00 per bbl and $9.25 per mcf, $24.32 per bbl and $2.00 per mcf and $10.00 per bbl and $1.90 per mcf, respectively, for Hallwood. Future production costs are based on year-end costs and include severance taxes. The present value of future cash inflows is based on a 10% discount rate. The reserve calculations using these December 31, 2000 prices result in 8.8 million bbls of oil, and
182.8 billion cubic feet of gas and a standardized measure of $556,000,000. This standardized measure is not necessarily representative of the market value of Hallwood's properties.

Hallwood's standardized measure of future net cash flows has been decreased by $93,175,000 at December 31, 2000 for the effects of its hedge contracts. This amount represents the difference between year-end oil and gas prices and the hedge contract prices multiplied by the quantities subject to contract, discounted at 10%.

                           HALLWOOD ENERGY CORPORATION
                               RESERVE QUANTITIES
                                 (In thousands)
                                   (Unaudited)



                                            Gas                Oil
                                         ----------        ----------
                                            Mcf               Bbls

PROVED RESERVES:
   Balance, December 31, 1997                93,053             5,767

   Extensions and discoveries                 1,542               415
   Revisions of previous estimates           (9,369)           (1,385)
   Sales of reserves in place                  (244)              (35)
   Purchases of reserves in place            23,994               512
   Production                               (14,037)             (787)
                                         ----------        ----------

   Balance, December 31, 1998                94,939             4,487

   Extensions and discoveries                10,929               180
   Revisions of previous estimates          (10,730)            2,245
   Sales of reserves in place                (1,067)             (185)
   Purchases of reserves in place            75,860             5,879
   Production                               (18,263)             (925)
                                         ----------        ----------

   Balance, December 31, 1999               151,668            11,681

   Extensions and discoveries                53,226             1,626
   Revisions of previous estimates            3,362             1,207
   Sales of reserves in place               (12,724)           (5,610)
   Purchases of reserves in place             9,538               601
   Production                               (22,248)             (682)
                                         ----------        ----------

   Balance, December 31, 2000               182,822             8,823
                                         ==========        ==========

PROVED DEVELOPED RESERVES:
   Balance, December 31, 1998                90,915             3,577
                                         ==========        ==========
   Balance, December 31, 1999               139,839            10,301
                                         ==========        ==========
   Balance, December 31, 2000               121,765             6,162
                                         ==========        ==========

                           HALLWOOD ENERGY CORPORATION
            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   December 31,
                                              ----------------------------------------------------
                                                  2000                 1999               1998
                                              ------------        ------------        ------------

Future cash flows                             $  1,721,000        $    597,000        $    245,000
Future production and development costs           (475,000)           (263,000)           (102,000)
Provision for income taxes                        (186,000)
                                              ------------        ------------        ------------
Future net cash flows before discount            1,060,000             334,000             143,000
10% discount to present value                     (504,000)           (126,000)            (42,000)
                                              ------------        ------------        ------------
Standardized measure of discounted
   future net cash flows                      $    556,000        $    208,000        $    101,000
                                              ============        ============        ============

                           HALLWOOD ENERGY CORPORATION
     CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                        For the Year Ended December 31,
                                                             ----------------------------------------------------
                                                                 2000                1999                1998
                                                             ------------        ------------        ------------

Standardized measure of discounted future net
   cash flows at beginning of year                           $    208,000        $    101,000        $    129,000

Sales of oil and gas produced, net of production costs            (54,677)            (32,919)            (26,932)

Net changes in prices and production costs                        421,701              12,454             (21,211)

Extensions and discoveries, net of future production
  and development costs                                           180,847              11,719               3,546

Changes in estimated future development costs                     (43,212)            (12,959)             (9,738)

Development costs incurred                                         12,290               7,302               8,087

Revisions of previous quantity estimates                           30,448               2,674             (15,547)

Purchases of reserves in place                                     37,742             108,449              23,802

Sales of reserves in place                                       (133,188)             (2,124)               (399)

Accretion of discount                                              20,778              10,136              12,936

Changes in income taxes                                           (97,902)

Changes in production rates and other                             (26,827)              2,268              (2,544)
                                                             ------------        ------------        ------------

Standardized measure of discounted future net
  cash flows at end of year                                  $    556,000        $    208,000        $    101,000
                                                             ============        ============        ============

ITEM 9 -  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURES

None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the definitive proxy statement of Hallwood relating to Hallwood's 2001 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A, which information is incorporated herein by reference.


                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules. (See Index at
         Item 8).

(b)      Reports on Form 8-K.

         Hallwood filed a report on Form 8-K on September 8, 2000, reporting the press releases made by the Company during September 2000.

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

(2)  10.9*      - Phantom Working Interest Incentive Plan of Hallwood Energy
                  Corporation dated as of June 8, 1999

     10.91*     - Amended and Restated Phantom Working Interest Incentive Plan
                  of Hallwood Energy Corporation dated as of January 31, 2001.

(2)  10.10      - Amended and Restated Subordinated Note and Warrant Purchase
                  Agreement dated as of June 8, 1999, between Hallwood Consolidated Resources Corporation and The Prudential Insurance Company of America

(2)  10.11      - Common Stock Purchase Warrant dated June 8, 1999 between the
                  Company and The Prudential Insurance Company of America

(3)  10.12      - Amendment No. 1 to Credit Agreement, dated as of October 15,
                  1999

(3)  10.13      - Letter Amendment No. 1 to Note Agreement, dated as of October
                  15, 1999

(4)  10.14      - Amendment No. 2 and Waiver to Credit Agreement, dated as of
                  January 27, 2000

(5)  10.15      - Amendment No. 3 to Credit Agreement, dated as of April 27,
                  2000

(5)  10.16      - Amendment No. 4 to Credit Agreement, dated as of May 9, 2000

(6)  10.17      - Amendment No. 5 to Credit Agreement, dated as of June 30, 2000

     10.18      - Letter Amendment No. 2 to Note Agreement, dated as of June 30,
                  2000

(1)  21         - Subsidiaries of the Registrant

     23         - Consent of Deloitte & Touche LLP


(1) Incorporated by reference to the same Exhibit number filed with Registrant's Registration Statement No. 33-77409.

(2) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(3) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(4) Incorporated by reference to the same exhibit number filed with the Annual Report on Form 10-K for the year-ended December 31, 1999.

(5) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(6) Incorporated by reference to the same exhibit number filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

         *Designates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HALLWOOD ENERGY CORPORATION


Date:  March 1, 2001                        By: /s/ William L. Guzzetti
     ----------------------------              --------------------------------
                                                 William L. Guzzetti
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                                         Capacity                         Date
          ---------                                                         --------                         ----


 /s/Anthony J. Gumbiner                                        Chairman of the Board and                 March 1, 2001
-----------------------------------                            Director (Chief Executive Officer)
Anthony J. Gumbiner

 /s/William L. Guzzetti                                        President and Director                    March 1, 2001
-----------------------------------
William L. Guzzetti


 /s/Hans-Peter Holinger                                        Director                                  March 1, 2001
-----------------------------------
Hans-Peter Holinger


 /s/Rex A. Sebastian                                           Director                                  March 1, 2001
-----------------------------------
Rex A. Sebastian


 /s/Nathan C. Collins                                          Director                                  March 1, 2001
-----------------------------------
Nathan C. Collins


 /s/John R. Isaac, Jr.                                         Director                                  March 1, 2001
-----------------------------------
John R. Isaac, Jr.


 /s/Jerry A. Lubliner                                          Director                                  March 1, 2001
-----------------------------------
Jerry A. Lubliner


 /s/Hamilton P. Schrauff                                       Director                                  March 1, 2001
-----------------------------------
Hamilton P. Schrauff


 /s/Bill M. Van Meter                                          Director                                  March 1, 2001
-----------------------------------
Bill M. Van Meter


 /s/William J. Baumgartner                                     Vice President                            March 1, 2001
-----------------------------------                            Chief Financial Officer
William J. Baumgartner                                         (Principal Financial and
                                                               Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Second Amendment to First Amended and Restated Revolving
                            Credit Loan and Security Agreement, dated as of January
                            2, 2001, by and among Key Bank National Association,
                            Brookwood Companies Incorporated and certain
                            subsidiaries.
         10.21           -- Convertible Unsecured Promissory Note in the amount of
                            $1,500,000, dated as of March 30, 2001, between Hallwood
                            Investment Company and Hallwood Investments Limited.
         21              -- Active subsidiaries of the Registrant as of February 28,
                            2001.