Form 10-Q
period 2001-03-31
HALLWOOD GROUP INC
filed 2001-05-15
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO
                                      -----------------    --------------------


FOR THE PERIOD ENDED MARCH 31, 2001              COMMISSION FILE NUMBER:  1-8303


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

          1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 2001.


================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


     ITEM NO.                            PART I - FINANCIAL INFORMATION                                   PAGE
     --------                            ------------------------------                                   ----

         1        Financial Statements (Unaudited):

                     Consolidated Balance Sheets as of March 31, 2001
                          and December 31, 2000........................................................    3-4

                     Consolidated Statements of Income for the
                          Three Months Ended March 31, 2001 and 2000...................................    5-6

                     Consolidated Statements of Changes in Stockholders' Equity for the
                          Three Months Ended March 31, 2001 and 2000...................................      7

                     Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 2001 and 2000...................................      8

                     Notes to Consolidated Financial Statements........................................   9-20

         2        Managements's Discussion and Analysis of
                     Financial Condition and Results of Operations.....................................  21-26

         3        Quantitative and Qualitative Disclosures about Market Risk...........................     27



                                             PART II - OTHER INFORMATION

     1 thru 6     Exhibits, Reports on Form 8-K and Signature Page.....................................  28-44

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                               MARCH 31,  DECEMBER 31,
                                                 2001        2000
                                               --------   -----------
REAL ESTATE
    Investments in HRP .....................   $  7,462    $  6,973
    Receivables and other assets
       Related parties .....................        288         165
       Other ...............................        106         268
                                               --------    --------
                                                  7,856       7,406

TEXTILE PRODUCTS
    Inventories ............................     17,275      16,413
    Receivables ............................     14,114      13,170
    Property, plant and equipment, net .....      9,766       9,785
    Other ..................................      2,178       2,111
                                               --------    --------
                                                 43,333      41,479
OTHER
    Deferred tax asset, net ................      5,133       5,333
    Cash and cash equivalents ..............      2,319         901
    Other ..................................      1,322       1,424
    Restricted cash ........................        945         937
                                               --------    --------
                                                  9,719       8,595
DISCONTINUED OPERATIONS
    Net assets - Energy ....................     11,114       9,196
    Net liabilities - Hotels ...............     (4,942)     (4,841)
                                               --------    --------
                                                  6,172       4,355
                                               --------    --------

       TOTAL ...............................   $ 67,080    $ 61,835
                                               ========    ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              MARCH 31, DECEMBER 31,
                                                                                2001       2000
                                                                              --------  -----------
REAL ESTATE
    Accounts payable and accrued expenses .................................   $    780    $    777

TEXTILE PRODUCTS
    Loans payable .........................................................     13,168      12,910
    Accounts payable and accrued expenses .................................      9,188       7,195
                                                                              --------    --------
                                                                                22,356      20,105

OTHER
    Senior Secured Term Loan ..............................................     14,321      15,094
    10% Collateralized Subordinated Debentures ............................      6,713       6,725
    Convertible loans from stockholder ....................................      4,000       2,500
    Interest and other accrued expenses ...................................      3,854       3,820
                                                                              --------    --------

       Total other liabilities ............................................     28,888      28,139
                                                                              --------    --------

       TOTAL LIABILITIES ..................................................     52,024      49,021

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding .......................      1,000       1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as Series B ....         --          --
    Common stock, issued 2,396,149 shares at both dates;
       outstanding 1,424,789 shares at both dates .........................        240         240
    Additional paid-in capital ............................................     54,416      54,416
    Accumulated deficit ...................................................    (22,673)    (27,924)
    Accumulated other comprehensive loss ..................................     (3,009)         --
    Treasury stock, 971,360 shares at both dates; at cost .................    (14,918)    (14,918)
                                                                              --------    --------

       TOTAL STOCKHOLDERS' EQUITY .........................................     14,056      11,814
                                                                              --------    --------

       TOTAL ..............................................................   $ 67,080    $ 61,835
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      2001        2000
                                                                    --------    --------
REAL ESTATE
    Fees
       Related parties ..........................................   $  1,905    $  1,398
       Other ....................................................         75         106
    Equity income from investments in HRP .......................        685         274
                                                                    --------    --------
                                                                       2,665       1,778

    Administrative expenses .....................................        527         364
    Depreciation and amortization ...............................        168         168
                                                                    --------    --------
                                                                         695         532
                                                                    --------    --------

       Income from real estate operations .......................      1,970       1,246

TEXTILE PRODUCTS
    Sales .......................................................     17,777      20,024

    Cost of sales ...............................................     15,136      16,844
    Administrative and selling expenses .........................      2,689       2,370
    Interest ....................................................        302         262
                                                                    --------    --------
                                                                      18,127      19,476
                                                                    --------    --------

       Income (loss) from textile products operations ...........       (350)        548

OTHER
    Interest on short-term investments and other income .........          5           7

    Interest expense ............................................        746         778
    Administrative expenses .....................................        235         469
                                                                    --------    --------
                                                                         981       1,247
                                                                    --------    --------

       Other loss, net ..........................................       (976)     (1,240)
                                                                    --------    --------

       Income from continuing operations before income taxes ....        644         554
       Income taxes .............................................       (272)       (250)
                                                                    --------    --------

       Income from continuing operations ........................        372         304


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              ------------------
                                                                                2001       2000
                                                                              -------    -------
    Income (loss) from discontinued operations, net of tax
       Income from discontinued operations - Energy .......................   $ 4,928    $   682
       Loss from discontinued operations - Hotels .........................        --       (659)
                                                                              -------    -------
          Income from discontinued operations .............................     4,928         23
    Income before extraordinary loss and loss from cumulative effect
       of SFAS No. 133 adoption ...........................................     5,300        327
    Extraordinary loss from early extinguishment of debt ..................        (9)        --
                                                                              -------    -------

    Income before loss from cumulative effect of SFAS No. 133 adoption ....     5,291        327
    Loss from cumulative effect of SFAS No. 133 adoption ..................       (40)        --
                                                                              -------    -------

NET INCOME ................................................................   $ 5,251    $   327
                                                                              =======    =======

PER COMMON SHARE
    Basic
       Income from continuing operations ..................................   $  0.26    $  0.21
       Income from discontinued operations ................................      3.46       0.02
       Extraordinary loss from early extinguishment of debt ...............        --         --
       Loss from cumulative effect of SFAS No. 133 adoption ...............     (0.03)        --
                                                                              -------    -------

          Net income ......................................................   $  3.69    $  0.23
                                                                              =======    =======

    Assuming Dilution
       Income from continuing operations ..................................   $  0.25    $  0.21
       Income from discontinued operations ................................      2.85       0.02
       Extraordinary loss from early extinguishment of debt ...............        --         --
       Loss from cumulative effect of SFAS No. 133 adoption ...............     (0.03)        --
                                                                              -------    -------

          Net income ......................................................   $  3.07    $  0.23
                                                                              =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .................................................................     1,425      1,425
                                                                              =======    =======

    Assuming Dilution .....................................................     1,727      1,455
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              ACCUMULATED
                                                 COMMON STOCK      ADDITIONAL                    OTHER      TREASURY STOCK
                                               ------------------   PAID-IN    ACCUMULATED   COMPREHENSIVE  --------------
                                               SHARES   PAR VALUE   CAPITAL      DEFICIT         LOSS        SHARES   COST
                                               ------   ---------  ----------  -----------   -------------   ------   ----
BALANCE, JANUARY 1, 2001.....................  2,396      $240      $54,416     $(27,924)        $    --      971   $(14,918)
    Net income...............................                                      5,251
    Pro rata share of stockholders'
    equity transactions from equity
    investment:
      Cumulative effect of SFAS
         No. 133 adoption....................                                                     (4,311)
      Change in fair value of derivatives....                                                      1,302
                                               -----      ----      -------     --------         -------      ---   --------
BALANCE, MARCH 31, 2001......................  2,396      $240      $54,416     $(22,673)        $(3,009)     971   $(14,918)
                                               =====      ====      =======     ========         =======      ===   ========


                                                  TOTAL
                                              STOCKHOLDERS'
                                                 EQUITY
                                              ------------
BALANCE, JANUARY 1, 2001.....................   $11,814
    Net income...............................     5,251
    Pro rata share of stockholders'
    equity transactions from equity
    investment:
      Cumulative effect of SFAS
         No. 133 adoption....................    (4,311)
      Change in fair value of derivatives....     1,302
                                                -------
BALANCE, MARCH 31, 2001......................   $14,056
                                                =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                        2001        2000
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .....................................................   $ 5,251    $   327
    Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in net income of HRP .................................      (685)      (274)
       Depreciation, depletion and amortization ....................       589        477
       Decrease in deferred tax asset ..............................       200        170
       Loss from cumulative effect of SFAS No. 133 adoption ........        40         --
       Amortization of deferred gain from debenture exchange .......       (12)       (10)
       Extraordinary loss from early extinguishment of debt ........         9         --
       Net change in other assets and liabilities ..................       272        116
       Net change in textile products assets and liabilities .......        85         71
       Discontinued operations:
          Increase in deferred tax asset ...........................    (3,586)        --
          Equity in net income of Hallwood Energy ..................    (1,342)      (682)
          Net change in other hotel assets and liabilities .........        79        (68)
          Depreciation and amortization ............................        --        725
          Preferred dividends from Hallwood Energy .................        --         11
                                                                       -------    -------

          Net cash provided by operating activities ................       900        863

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment .........      (367)      (334)
    Payments for textile products business acquisition .............        --     (1,479)
    Purchase of minority shares in energy affiliate ................        --       (465)
    Discontinued operations:
       Capital expenditures for hotels .............................        --       (308)
       Proceeds from sale of Hallwood Energy preferred stock .......        --        303
       Net change in restricted cash for investing activities ......        --        179
                                                                       -------    -------

          Net cash used in investing activities ....................      (367)    (2,104)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ................     1,798      2,302
    Repayment of bank borrowings and loans payable .................      (813)      (704)
    Discontinued operations:
       Repayment of hotel bank borrowings and loans payable ........      (100)      (217)
                                                                       -------    -------

          Net cash provided by  financing activities ...............       885      1,381
                                                                       -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................     1,418        140

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       901        926
                                                                       -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $ 2,319    $ 1,066
                                                                       =======    =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

         Interim Consolidated Financial Statements. The consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2000.

         Discontinued Operations. In December 2000, the Company adopted a formal plan to discontinue and dispose of its hotel operations. In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, the former hotel and energy operations have been reported as a separate component of operations and the assets and liabilities have been combined and included in net assets (liabilities) of discontinued operations in the balance sheet. See also Notes 5 and 6.

         New Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was effective for the Company on January 1, 2001. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         In connection with its adoption, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined it did not directly have any derivative instruments, however, HRP and Hallwood Energy do have such instruments. Accordingly, the Company was required to record its proportional share of any impact of these instruments in accordance with the equity method of accounting.

         HRP determined it had one derivative, an interest rate cap. This derivative was designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, the Company recorded in income its proportionate share of the cumulative effect of the adoption of $40,000, or the amount of the difference between the carrying value as of January 1, 2001 and the estimated fair value, all of which represented change in time value. The impact on the Company's financial statements for the 2001 first quarter was $4,000, which was recorded in equity income from investments in HRP, as the estimated fair value of the interest rate cap was reduced as of March 31, 2001.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         The adoption of SFAS No. 133, as of January 1, 2001, resulted in the recognition by the Company of its pro rata share of these derivatives, as a reduction in the carrying value of its investment in Hallwood Energy by $4,311,000, with a corresponding change to a component of stockholders' equity, accumulated other comprehensive loss. During the 2001 first quarter, $83,000, representing the ineffective portion of the Company's proportionate share of the cash flow hedges was included in earnings. As of March 31, 2001, the fair values of the Company's pro rata share of the cash flow hedges consisted of a reduction in its investment in the carrying value of Hallwood Energy of $3,009,000, with a corresponding adjustment reducing other comprehensive loss. Hallwood Energy expects that the losses under its cash flow hedges will be reclassified from other comprehensive loss to earnings during the next twelve months.

         Other Comprehensive Income (Loss). The components of other comprehensive income (loss) for the three months ended March 31, 2001 are shown as follows (in thousands):

              Pro rata share of other comprehensive loss from discontinued
              operations - energy:
                 Cumulative effect of SFAS No. 133 adoption
                    as of January 1, 2001................................... $(4,311)
                 Change in fair value of derivatives from settlement
                    during the three months ended March 31, 2001............   1,302
                                                                             -------

              Accumulated other comprehensive loss.......................... $(3,009)
                                                                             =======

         Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                         AS OF MARCH 31, 2001       AMOUNT AS            INCOME FROM INVESTMENTS
                                         --------------------    WHICH CARRIED AT       FOR THE THREE MONTHS ENDED
                                                    COST OR   ----------------------             MARCH 31,
                                         NUMBER OF  ASCRIBED  MARCH 31, DECEMBER 31,   ----------------------------
      DESCRIPTION OF INVESTMENT            UNITS     VALUE      2001        2000        2001                 2000
      -------------------------          --------- ---------- --------- ------------   ------               -------
        HALLWOOD REALTY PARTNERS, L.P.
        - General partner interest......       --    $ 8,650    $2,403      $2,529       $ 20                $ 18
        - Limited partner interest......  330,432      4,302     5,059       4,444        665                 256
                                                     -------    ------      ------       ----                ----

           Totals.......................             $12,952    $7,462      $6,973       $685                $274
                                                      ======    ======      ======       ====                ====

         At March 31, 2001, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income, the Company also records amortization of the amount, $4,849,000, that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over 19 years. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, and its pro-rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such non-cash adjustments, from the original date of investment through March 31, 2001, resulted in a $1,764,000 decrease in the carrying value of the HRP investment.

         The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 2001 and 2000 such amortization was $168,000 in each period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         The Company has pledged 300,397 HRP limited partner units to collateralize the Senior Secured Term Loan and the remaining 30,035 units to secure capital leases.

         The quoted market price and the Company's carrying value per limited partner unit (AMEX symbol HRY) at March 31, 2001 were $67.00 and $15.31, respectively. The general partner interest is not publicly traded.

3.   LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                                 MARCH 31, DECEMBER 31,
                                                                                   2001       2000
                                                                                 --------  ------------
Textile Products
  Revolving credit facility, prime + .25% or
      Libor + 3.00%, due December 2002.........................................   $11,235     $10,937
  Acquisition credit facility, prime + 1.00% or
      Libor + 3.25%, due December 2002 ........................................     1,000       1,000
  Equipment credit facility, prime + .25% or
      Libor  + 2.75%, due October 2005 ........................................       933         973
                                                                                  -------     -------
                                                                                   13,168      12,910
Other
  Senior Secured Term Loan, 10.25% fixed, due December 2004 ...................    14,321      15,094
  Convertible loans from stockholder, 10% fixed, due at various
      dates from March 2005 to March 2006 .....................................     4,000       2,500
                                                                                  -------     -------
                                                                                   18,321      17,594
                                                                                  -------     -------
      Total ...................................................................   $31,489     $30,504
                                                                                  =======     =======

         Further information regarding loans payable is provided below:

     Textile Products

         Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of March 31, 2001, Brookwood had an additional $1,178,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement expires in December 2002 and bears interest at Brookwood's option of one-quarter percent over prime (8.25% at March 31, 2001) or Libor plus 3.00% (8.15% at March 31, 2001). The loan agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

         At June 30, 2000 and September 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained a waiver of the violation. The waiver provided for an increase of 0.50% in interest rates on the revolving credit facility and the acquisition credit facility, effective October 2000, restrictions on the payments to the parent company and certain other restrictive provisions. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At December 31, 2000, Brookwood was in compliance with its coverage ratio covenant, however, Brookwood did not achieve its coverage ratio for the 2001 first quarter. Accordingly, in April 2001, Brookwood obtained a waiver of this violation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         Acquisition Credit Facility. The Key Credit Agreement also provides for a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. This facility bears interest at Brookwood's option of one percent over prime (9.00% at March 31, 2001) or Libor plus 3.25%.

         Equipment Credit Facility. The Key Credit Agreement also provides for a $2,000,000 equipment revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. The facility bears interest at Libor + 2.75% (7.81% at March 31, 2001).

         The outstanding balance of the combined Key Bank credit facilities at March 31, 2001 was $13,168,000.

     Other

         Senior Secured Term Loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the "Senior Secured Term Loan"). Proceeds were used to repay the 7% Debentures, the energy term loan and provide working capital. The Senior Secured Term Loan bears interest at a fixed rate of 10.25%, matures in December 2004, is fully amortizing and requires a monthly payment of $385,000. Collateral is comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contains various financial and non-financial covenants, including the maintenance of certain financial ratios, and restrictions on certain new indebtedness and the payment of dividends. The outstanding balance at March 31, 2001 was $14,321,000.

         At June 30, 2000, the Company was not in compliance with a coverage ratio covenant contained in the Senior Secured Term Loan. Management obtained a waiver as part of a formal loan amendment, which incorporates certain modifications to the covenant calculation. At December 31, 2000, the Company was in compliance with the loan covenants for the Senior Secured Term Loan, however, projections indicated that the Company might not have been able to maintain its cash flow coverage ratio covenants during 2001. The Company initiated discussions with its lender and entered into a loan amendment, which modified the covenant for 2001 for the Senior Secured Term Loan. The Company was in compliance with the modified covenant at March 31, 2001, and management believes that it will satisfy the new coverage ratio covenant for the remainder of 2001, based upon currently available projections.

         Convertible Loans from Stockholder. In order to provide sufficient funds to meet the Company's cash flow requirements and maintain compliance with the loan covenants contained in the Senior Secured Term Loan, the Company entered into various loans with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, as indicated below.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                                   LOAN             CONVERSION              MATURITY
                        LOAN DATE                 AMOUNT               PRICE                  DATE
                        ---------                 ------            ----------              --------
                    March 2000...............    $1,500,000            $10.13            March 2005
                    September 2000...........     1,000,000              6.47            September 2005
                    March 2001...............     1,500,000              6.12            March 2006
                                                 ----------

                    Total....................    $4,000,000
                                                 ==========

         Significant terms for the three loans include: (i) term of five years;
     (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity date; (iv) unsecured and subordinated to the Senior Secured Term Loan ; and (v) convertible into common stock of the Company at a conversion price equal to 115% of the market price on the date each of the loans was approved by the Company's independent board members.

4.   DEBENTURES

         10% Collateralized Subordinated Debentures. The 10% Debentures are listed on The New York Stock Exchange. For accounting purposes, a pro-rata portion of the unamortized gain attributable to the 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and is being amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

         The 10% Debentures are secured by a junior lien on the capital stock of the Brookwood, Hallwood Hotels, Inc. and Brock Suite Hotels, Inc. subsidiaries.

         Balance sheet amounts for the 10% Debentures are detailed below (in thousands):


                                                                                MARCH 31,    DECEMBER 31,
                                 DESCRIPTION                                      2001           2000
                                 -----------                                    ---------    ------------
              10% Debentures (face amount)...................................     $6,468        $6,468
              Unamortized gain from exchange, net of
                 accumulated amortization....................................        245           257
                                                                                  ------        ------

                    Totals...................................................     $6,713        $6,725
                                                                                  ======        ======

5.   DISCONTINUED OPERATIONS - HOTELS

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

     A summary of the net liabilities, as of the balance sheet dates, and loss from discontinued hotel operations are detailed below (in thousands):

                                                                         MARCH 31,     DECEMBER 31,
                                                                           2001            2000
                                                                         ---------     -----------
         Loans payable..................................................  $29,331        $ 29,350
         Accounts payable and accrued expenses..........................    3,262           3,140
         Capital leases.................................................    1,693           1,774
         Properties, net................................................  (25,886)        (25,783)
         Receivables and other assets...................................   (1,562)         (1,639)
         Restricted cash................................................     (596)           (701)
         Deferred tax asset.............................................   (1,300)         (1,300)
                                                                           ------        --------

             Net liabilities of discontinued operations.................  $ 4,942        $  4,841
                                                                          =======        ========

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          --------------------
                                                                           2001          2000
                                                                          ------        ------
         Sales..........................................................  $4,056        $5,032

         Expenses
              Operating expenses........................................   3,638         4,254
              Interest expense..........................................     605           712
              Loss reserve..............................................    (187)           --
              Depreciation and amortization.............................      --           725
                                                                          -------        -----
                  Total expenses........................................   4,056         5,691
                                                                          ------         -----

              Loss from discontinued operations.........................  $   --         $(659)
                                                                          ======         =====

         During calendar 2001 the Company anticipates the recording of extraordinary gains from debt extinguishment as hotel dispositions are completed. The Company estimates that the results of discontinued operations from the December 31, 2000 measurement date to the expected final disposition will be a slight loss, however, such amount was not accrued as these operating losses will be offset by anticipated gains and will therefore be recognized when the gains are realized.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         A summary of the non-recourse loans payable is detailed below (in thousands):


                                                                         MARCH 31,        DECEMBER 31,
                                 DESCRIPTION                               2001               2000
                                 -----------                             ---------        ------------
              Term loan, 7.50% fixed, due October 2008..................   $16,723          $16,742
              Term loan, 7.86% fixed, due January 2008..................     6,512            6,512
              Term loan, 8.20% fixed, due November 2007.................     5,093            5,093
              Term loan, Libor + 7.5%, due October 2005.................     1,003            1,003
                                                                           -------          -------

                   Total................................................   $29,331          $29,350
                                                                           =======          =======

         As previously discussed, the Company is in default on each of these term loans and foreclosures procedures have been initiated by the lenders.

         Capital Leases. The Company has guaranteed the capital lease obligations for the three GuestHouse Suites hotels by pledging 30,035 limited partner units of HRP with a market value of $2,012,000 at March 31, 2001. The combined monthly lease payments are $46,570 and are current through April 2001. The leases commenced January 2000 and expire December 2004, bear an effective interest rate of 12.18% and have an outstanding balance of $1,693,000 and $1,774,000 at March 31, 2001 and December 31, 2000, respectively.

6.    DISCONTINUED OPERATIONS - ENERGY

         On March 30, 2001, Hallwood Energy Corporation ("Hallwood Energy") announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., will acquire all the outstanding common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction, which is subject to a number of conditions, is structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement. Pure commenced its tender offer on April 10, 2001, with an expiration date of May 8, 2001. On May 9, 2001, Pure announced that it had successfully completed its initial tender offer, and had acquired approximately 85% of the Hallwood Energy common stock and 78% of the Hallwood Energy preferred stock. Pure also announced a subsequent offering period to expire on May 15, 2001, unless extended. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock on May 11, 2001 and expects to receive an additional amount of $7,250,000 pursuant to the terms of a noncompetition agreement, that will be paid by Pure at the completion of the merger, which is expected to occur by September 2001, but the timing is uncertain.

         Under the noncompetition agreement, the Company has agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Hallwood Energy. These covenants are made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three
      (3) years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. The Company has also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential. For six (6) months after any payment is made for any shares of Hallwood Energy stock pursuant to the offer, neither the Company nor any of its affiliates will, directly or

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

      indirectly, hire any person who is presently an employee of Hallwood Energy or any existing or future affiliate of Hallwood Energy (whether or not he or she remains an affiliate of Hallwood Energy), unless such employee has been involuntarily terminated by Hallwood Energy.

         As a result of the planned disposition of its energy assets, the Company has classified the investment and operations as discontinued operations as of March 31, 2001.

         A summary of the net assets, as of the balance sheet dates, and income from discontinued energy operations, including tax benefit, are detailed below (in thousands):

                                                                         MARCH 31,      DECEMBER 31,
                                                                           2001             2000
                                                                         ---------      ------------
         Investment in Hallwood Energy..................................  $ 5,735          $7,403
         Deferred tax asset.............................................    5,379           1,793
                                                                          -------          ------

             Net assets of discontinued operations......................  $11,114          $9,196
                                                                          =======          ======

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          ------------------
                                                                            2001       2000
                                                                          --------   -------
         Equity income from investment in Hallwood Energy...............   $1,342      $682
         Deferred income tax benefit....................................    3,586        --
                                                                           ------      ----

              Income from discontinued operations.......................   $4,928      $682
                                                                           ======      ====

         The Company recorded a deferred income tax benefit of $3,586,000 in the 2001 first quarter, principally due to the anticipated utilization of the Company's NOL's from the sale of its investment in Hallwood Energy.

         Information pertaining to the Company's investment in Hallwood Energy is provided below (in thousands):


                                         AS OF MARCH 31, 2001       AMOUNT AS            INCOME FROM INVESTMENTS
                                         --------------------    WHICH CARRIED AT       FOR THE THREE MONTHS ENDED
                                                    COST OR   ----------------------             MARCH 31,
                                         NUMBER OF  ASCRIBED  MARCH 31, DECEMBER 31,   ----------------------------
      DESCRIPTION OF INVESTMENT            UNITS     VALUE      2001        2000        2001                 2000
      -------------------------          --------- ---------- --------- ------------   ------               -------
      HALLWOOD ENERGY CORPORATION
      - Common stock..................  1,440,000    $5,397    $5,735      $7,403      $1,342                $671
      - Preferred stock...............                   --        --          --          --                  11
                                                     ------    ------      ------      ------                ----

           Totals.....................               $5,397    $5,735      $7,403      $1,342                $682
                                                     ======    ======      ======      ======                ====

        At March 31, 2001, the Company owned a 15% common stock interest in Hallwood Energy. The Company accounted for its investment using the equity method of accounting, as the Company exercises significant influence over Hallwood Energy's operational and financial policies. The Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment on the date of the Energy Consolidation by $4,391,000, which is being amortized at a rate which approximates the depletion rate of Hallwood Energy's reserves. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also recorded its preferred dividends (prior to the February 2000 sale of its preferred stock). The Company also records its pro-rata share of any capital transactions. The cumulative amount of such adjustments from June 1999, the date of the Energy Consolidation, through March 31, 2001, resulted in a $3,045,000 decrease in the carrying amount of the investment. The quoted market price and the Company's carrying value per common share (NASDAQ symbol HECO) at March 31, 2001 were $12.33 and $3.99, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

7.   INCOME TAXES

         The following is a summary of the income tax expense (benefit) (in thousands):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         ------------------
                                                                          2001         2000
                                                                         -------      -------
              Federal
                 Deferred tax (benefit)...........................       $(3,386)      $170
                 Current tax......................................            21         22
                                                                         -------       ----
                    Sub-total.....................................        (3,365)       192

              State ..............................................            51         58
                                                                         -------       ----

                    Total.........................................       $(3,314)      $250
                                                                         =======       ====

              The above amounts are inclusive of the related income tax expense (benefit) associated with the discontinued operations. Income tax expense (benefit) from continuing operations and discontinued operations are as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                          2001             2000
                                                                         -------          ------
              Continuing operations...............................       $   272           $250
              Discontinued operations.............................        (3,586)            --
                                                                         -------           ----

                    Total.........................................       $(3,314)          $250
                                                                         =======           ====

         The amount of the deferred tax asset (net of valuation allowance) for the Company's continuing operations was $5,333,000 at March 31, 2001. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. The Company also had a deferred tax asset of $6,679,000 associated with its discontinued operations as of March 31, 2001, principally due to the anticipated utilization of the Company's NOLs from the sale of its investment in Hallwood Energy.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

8.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ---------------------
                          DESCRIPTION                                           2001         2000
                          -----------                                         --------     --------
         Supplemental schedule of non-cash investing and
             financing activities:
             Pro rata share of stockholders' equity
             transactions of equity investment:
                Cumulative effect of SFAS No. 133 adoption................... $(4,311)          --
                Change in fair value of derivatives..........................   1,302           --
                                                                              - -----       ------

                   Accumulated other comprehensive loss...................... $(3,009)          --
                                                                              =======       ======

         Supplemental disclosures of cash payments:

             Interest paid...................................................  $1,100       $1,536
             Income taxes paid...............................................     130          102

9.   COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                          DESCRIPTION                                           2001         2000
                          -----------                                         --------     --------
         INCOME AVAILABLE TO COMMON STOCKHOLDERS
         Income from continuing operations...................................   $ 372       $  304
         Impact of assumed loan conversion...................................      53            4
                                                                               ------       ------
             Income available to common stockholders before
             cumulative effect of SFAS No. 133 adoption and
             extraordinary loss..............................................  $  425       $ $308
                                                                               ======       ======

         WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic  .............................................................   1,425        1,425
         Incremental shares from assumed loan conversions....................     302           18
         Assumed issuance of shares from stock options exercised.............      --           54
         Assumed repurchase of shares from stock options proceeds............      --          (42)
                                                                                -----       ------
             Assuming dilution...............................................   1,727        1,455
                                                                                =====       ======

10.      LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Notes 9 and 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2000.

         Beginning in 1997, the Company and its HRP affiliate have been involved in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No.15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The suit was dismissed on April 9, 2001. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

     Partners, L.P., et al (C.A. No.15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. The court requested post-trial briefings, which were completed by mid-April 2001. Final arguments were made before the court on May 1, 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, management is not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

         In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP was seeking various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint. A briefing schedule has been set by the Second Circuit, but the appeal has not yet been perfected.

         In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The discovery phase has been completed and the action will now proceed to trial, which is scheduled for June 2001.

         In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The contingent obligation in the amount of $3,080,000 at March 31, 2001, is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $100,000 and $103,000 for the three months ended March 31, 2001 and 2000, respectively.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

11.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment operations for the three months ended March 31, 2001 and 2000, respectively (in thousands):

                                             REAL      TEXTILE               DISCONTINUED     CONSOL
                                            ESTATE    PRODUCTS       OTHER    OPERATIONS      -IDATED
                                            ------    --------       -----   ------------     -------
THREE MONTHS ENDED MARCH 31, 2001
Total revenue from external sources.......  $ 2,665     17,777     $      5                   $ 20,447
                                            =======   ========     ========                   ========

Operating income (loss)...................  $ 1,970       (350)                               $  1,620
                                            =======   ========
Unallocable expenses, net.................                         $   (976)                      (976)
                                                                   ========                   --------
Income from continuing operations
    before income taxes...................                                                    $    644
                                                                                              ========
Income from discontinued operations.......                                     $  4,928       $  4,928
                                                                               ========       ========

THREE MONTHS ENDED MARCH 31, 2000
Total revenue from external sources.......  $ 1,778   $ 20,024     $      7                   $ 21,809
                                            =======   ========     ========                    =======

Operating income..........................  $ 1,246   $    548                                $  1,794
                                            =======   ========
Unallocable expenses, net.................                         $ (1,240)                    (1,240)
                                                                   ========                   --------
Income from continuing operations
    before income taxes...................                                                    $    554
                                                                                              ========
Income from discontinued operations.......                                     $     23       $     23
                                                                               ========       ========

         No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2000 annual report. The total assets for the Company's operating segments have not materially changed since the December 31, 2000 annual report, other than the reclassification of the Company's investment in energy assets to discontinued operations.

12.  STOCKHOLDER LOANS

         During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001. Several factors contributed to the Company's cash flow needs, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations and entered into an agreement for the sale of its Hallwood Energy investment during 2001. Management believes that these strategies will allow the Company to return to profitability with sufficient liquidity. In addition, the principal stockholder committed to loan the Company additional funds during the balance of 2001, if required.

         Although the Company and Brookwood were in compliance with their respective loan covenants at December 31, 2000, projections indicated that the Company and Brookwood may not be able to maintain their cash flow coverage ratio covenants during 2001. The Company initiated discussions with its lender and entered into a loan amendment, which modified the covenant for the Senior Secured Term Loan. The Company was in compliance with the modified covenant at March 31, 2001, and management believes that it will satisfy the new coverage ratio covenant for the remainder of 2001, based upon currently available projections. Brookwood did not achieve its coverage ratio for the 2001 first quarter. Accordingly, in April 2001, Brookwood obtained a waiver of this violation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

         The Company reported net income of $5,251,000 for the first quarter ended March 31, 2001, compared to net income of $327,000 in 2000. Income from continuing operations was $372,000 in the first quarter of 2001, compared to $304,000 in 2000. Revenue from continuing operations for the 2001 first quarter was $20,447,000, compared to $21,809,000 in 2000.

         Following is an analysis of the results of continuing operations by the real estate and textile products business segments, and the discontinued operations for the hotel and energy business segments.

     REAL ESTATE

         The real estate segment reported income of $1,970,000 for the first quarter of 2001 compared to $1,246,000 in 2000.

         Revenues. Fee income of $1,980,000 for the quarter ended March 31, 2001 increased by $476,000, or 32%, from $1,504,000 in 2000. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The increase was due primarily to higher leasing fees in the 2001 first quarter.

         Equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. For the 2001 first quarter, the Company reported equity income of $685,000 compared to $274,000 in the prior-year period. The increase resulted principally from gains from property sales by HRP, partially offset by increased litigation costs. The 2001 first quarter equity income was exclusive of the Company's $9,000 pro rata share of HRP's extraordinary loss from early extinguishment of debt and its $40,000 pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption, both of which are reported separately.

         Expenses. Administrative expenses of $527,000 increased by $163,000, or 45%, in the 2001 first quarter, compared to $364,000 in 2000. The increase was primarily attributable to the payments of commissions to third party brokers associated with leasing income.

         Amortization expense of $168,000 in both the 2001 and 2000 quarters relate to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

     TEXTILE PRODUCTS

         The textile products segment reported a loss of $350,000 for the first quarter of 2001, compared to income of $548,000 in 2000.

         Revenue. Sales of $17,777,000 decreased $2,247,000, or 11%, in the 2001 first quarter, compared to $20,024,000 in the 2000 quarter. The sales decrease was principally in the distribution business as a result of lower overall demand and the continued trend of U.S. customers moving production out of the country. The decrease was partially offset by increased revenues at the dying and finishing and laminating plants, as a result of revenues from new customers and new production processes.

         Expenses. Cost of sales of $15,136,000 decreased $1,708,000, or 10%, in the 2001 first quarter, from $16,844,000 in the 2000 quarter. The decrease in cost of sales was principally the result of the decrease in sales. The lower gross profit margin for the 2001 first quarter (14.9% versus 15.9%) resulted from the sales decrease in the distribution businesses, which have higher gross profit margins than the two processing plants with increased sales. Administrative and selling expenses of $2,689,000 increased by $319,000, or 13%, in the 2001 first quarter from $2,370,000 for the comparable 2000 period. The increase resulted from costs incurred in a brief strike at the dying and finishing plant and the development of new products and business. Interest expense

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     of $302,000 increased by $40,000, or 15%, for the 2001 first quarter from $262,000 in 2000, due to higher interest rates and an increase of borrowings.

     OTHER

         The other segment reported a loss of $976,000 for the first quarter of 2001, compared to a loss of $1,240,000 in 2000.

         Revenue. Interest on short-term investments and other income decreased by $2,000 to $5,000 for the 2001 first quarter from $7,000 in 2000.

         Expenses. Interest expense in the amount of $746,000 for the 2001 first quarter decreased by $32,000 from the prior year amount of $778,000. The decrease was primarily due to the principal amortization on the Senior Secured Term Loan. Administrative expenses of $235,000 for the 2001 first quarter decreased by $234,000, from the prior-year amount of $469,000, due to lower consulting and other professional fees.

     INCOME TAXES

          Income taxes within continuing operations were $272,000 for the 2001 first quarter of 2001, compared to $250,000 in 2000. The 2001 quarter included a $200,000 non cash federal deferred charge, a $21,000 federal current charge and $51,000 for state taxes. The 2000 quarter included a $170,000 non cash federal deferred charge, a $22,000 federal current charge and $58,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. The Company recorded a deferred income tax benefit of $3,586,000 in the 2001 first quarter associated with its discontinued operations, principally due to the anticipated utilization of the Company's NOL's from the sale of its investment in Hallwood Energy.

         As of March 31, 2001, the Company had approximately $97,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $34,741,000 of the NOLs prior to their ultimate expiration in the year 2011.

         Management believes that the Company has certain tax planning strategies available, which include the planned sale of the Company's energy investment and the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

     DISCONTINUED OPERATIONS - HOTELS

         In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The company's hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations have been segregated from the Company's continuing operations and

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three months ended March 31, 2001 and 2000 are presented below:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ----------------------
                                                                            2001           2000
                                                                          --------       -------
         Sales    ......................................................   $4,056         $5,032

         Expenses
              Operating expenses........................................    3,638          4,254
              Interest expense..........................................      605            712
              Loss reserve..............................................     (187)            --
              Depreciation and amortization.............................       --            725
                                                                            -----         ------
                  Total expenses........................................    4,056          5,691
                                                                            -----         ------

              Loss from discontinued operations.........................    $  --         $ (659)
                                                                            =====         ======

         Revenue. Sales of $4,056,000 in the 2001 first quarter decreased by $976,000, from the year-ago amount of $5,032,000. The decrease was primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida.

         Expenses. Operating expenses of $3,638,000 for the 2001 first quarter were down $616,000 from $4,254,000 in 2000. The decrease is primarily due to the aforementioned February 2001 lease termination. Interest expense of $605,000 in the 2001 first quarter decreased by $107,000 from $712,000 in 1999, principally due to principal amortization on the various hotel term loans and the interest expense associated with capital leases at the three GuestHouse properties. Depreciation and amortization expense was not recorded for the 2001 first quarter due to the classification of the hotel operations as a discontinued operation. The expense for the 2000 first quarter was $725,000.

         The Company anticipates recognition of an extraordinary gain upon final disposition of these assets.

     DISCONTINUED OPERATIONS - ENERGY

         In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, energy operations segregated from the Company's continuing operations and have been reported as a single line item - Income from Discontinued Operations. Operations for the three months ended March 31, 2001 and 2000 are presented below:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          ------------------
                                                                           2001        2000
                                                                          -------     ------
         Equity income from investment in Hallwood Energy...............   $1,342      $682
         Deferred income tax benefit....................................    3,586        --
                                                                           ------      ----

              Income from discontinued operations.......................   $4,928      $682
                                                                           ======      ====

         The equity income in the 2001 first quarter from investment in Hallwood Energy of $1,342,000 represents the Company's pro rata share (15%) of income available to common stockholders, and amortization of negative goodwill. Hallwood Energy's income increased significantly in the 2001 first quarter, compared to 2000, as a

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     result of higher oil and gas prices and savings associated with the disposition of certain non-strategic properties and the completion of the Energy Consolidation.

         The Company recorded a deferred income tax benefit of $3,586,000 in the 2001 first quarter, principally due to the anticipated utilization of the Company's NOL's from the sale of its investment in Hallwood Energy.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at March 31, 2001 totaled $2,319,000.

         As discussed in Note 6, the Company agreed to tender its 1,440,000 shares of common stock in Hallwood Energy to Pure Resources II, Inc., pursuant to a tender offer and merger agreement announced on March 30, 2001. The Company received $18,000,000 for the tender of its shares on May 11, 2001 and expects to receive an additional amount of $7,250,000 pursuant to the terms of a noncompetition agreement, that will be paid by Pure at the completion of the merger, which is expected to occur by September 2001, but the timing is uncertain.

         Proceeds from the sale of the Hallwood Energy investment are expected to be used to retire a portion of the Company's outstanding loans payable, although such amount is uncertain at the present time, and the remainder will be available for working capital purposes.

         During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001. Several factors contributed to the Company's cash flow needs, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations and entered into an agreement for the sale of its Hallwood Energy investment in 2001. Management believes that these strategies will allow the Company to return to profitability with sufficient liquidity. In addition, the principal stockholder committed to loan the Company additional funds during the balance of 2001, if required.

         Although the Company and Brookwood were in compliance with their respective loan covenants at December 31, 2000, projections indicated that the Company and Brookwood may not be able to maintain their cash flow coverage ratio covenants during 2001. The Company initiated discussions with its lender and has entered into a loan amendment, which modified the covenant for the Senior Secured Term Loan. The Company was in compliance with the modified covenant at March 31, 2001, and management believes that it will satisfy the new coverage ratio covenant for the remainder of 2001, based upon currently available projections. Brookwood did not achieve its coverage ratio for the 2001 first quarter. In April 2001, Brookwood obtained a waiver of this violation.

         The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Senior Secured Term Loan and the remaining 30,035 HRP units to secure certain capital leases.

         Brookwood maintains a revolving line of credit facility which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At March 31, 2001, Brookwood had $1,178,000 of unused borrowing capacity on its revolving line of credit. In the year ended December 31, 2000, the Company received a cash dividend of $400,000 from Brookwood and tax sharing payments of $200,000. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement.

         In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. As of March 31, 2001, no contingent amounts were owed.

         The Company's hotel segment experienced cash flow difficulties during 2000, due to weaker occupancy and average daily rates at several hotels. In October 2000, the Company discontinued payments on the first mortgages for the Greenville and Tulsa GuestHouse Suites Plus hotels and the lease rent on the Huntsville GuestHouse Suites Plus hotel, and initiated discussions with the parties regarding loan or lease modifications.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company anticipates that in disposing of the hotels, it will not receive any amounts in excess of the debt outstanding on the properties, but that the non- recourse debt associated with the properties will be extinguished. Payments on the three capital leases continue to be made by the Company or the hotel subsidiaries while operations continue during the disposition period.

     As a result of the receipt of cash proceeds from the sale of its energy investment, the Company has sufficient liquidity to meet its continuing obligations.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risks during the three months ended March 31, 2001.

         The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of March 31, 2001, the Company's total outstanding loans and debentures payable of $37,957,000 (excluding debt associated with the discontinued hotel operations) were comprised of $24,789,000 of fixed rate debt and $13,168,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $759,000, assuming that outstanding debt remained at current levels.

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

         The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of March 31, 2001, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item

     1   Legal Proceedings

         Reference is made to Note 10 to the Company's consolidated financial statements of this Form 10-Q.

     2   Changes in Securities                                                                              None

     3   Defaults upon Senior Securities                                                                    None

     4   Submission of Matters to a Vote of Security Holders                                                None

     5   Other Information                                                                                  None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (i)  10.22 -  Convertible Unsecured Promissory Note in the amount of $1,500,000, dated as of March 30, 2001, between Hallwood Investment Company
                            and Hallwood Investments Limited, filed herewith.                               Pages 31-39

              (ii) 10.23 -  Second Amendment to Credit Agreement, by and among HWG, LLC
                            (Borrower), the Hallwood Group Incorporated (Parent), First Bank &
                            Trust (Administrative Agent) and the Financial Institutions as parties
                            hereto (Lenders), dated April 9, 2001, filed herewith                           Pages 40-44

         (b)  Reports on Form 8-K                                                                           None


------------------------------------

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE HALLWOOD GROUP INCORPORATED



Dated: May 15, 2001                   By:       /s/ Melvin J. Melle
                                         ------------------------------------
                                           Melvin J. Melle, Vice President
                                            (Duly Authorized Officer and
                                               Principal Financial and
                                                 Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                  DESCRIPTION
    ------                                  -----------
     10.22                 Convertible Unsecured Promissory Note in the amount
                           of $1,500,000, dated as of March 30, 2001, between
                           Hallwood Investment Company and Hallwood Investments
                           Limited.

     10.23                 Second Amendment to Credit Agreement, by and among
                           HWG, LLC (Borrower), The Hallwood Group Incorporated
                           (Parent), First Bank & Trust (Administrative Agent) and the Financial Institution as parties hereto
                           (Lenders), dated April 9, 2001.