Form 10-Q
period 2001-06-30
HALLWOOD GROUP INC
filed 2001-08-14
CIK 355766

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                   TO
                                        -----------------    ----------------


FOR THE PERIOD ENDED JUNE 30, 2001                COMMISSION FILE NUMBER: 1-8303


                                    ---------


                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                                    ---------

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 2001.


================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM NO.                           PART I -- FINANCIAL INFORMATION                          PAGE
--------                           -------------------------------                          ----
   1        Financial Statements (Unaudited):

                Consolidated Balance Sheets as of June 30, 2001
                     and December 31, 2000.................................................   3

                Consolidated Statements of Operations for the
                     Six Months Ended June 30, 2001 and 2000...............................   5

                Consolidated Statements of Operations for the
                     Three Months Ended June 30, 2001 and 2000.............................   7

                Consolidated Statements of Changes in Stockholders' Equity for the
                     Six Months Ended June 30, 2001........................................   9

                Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2001 and 2000...............................  10

                Notes to Consolidated Financial Statements.................................  11

    2        Managements's Discussion and Analysis of
                Financial Condition and Results of Operations..............................  23

    3        Quantitative and Qualitative Disclosures about Market Risk....................  30


                                        PART II -- OTHER INFORMATION
                                        ----------------------------

1 thru 6     Exhibits, Reports on Form 8-K and Signature Page..............................  31

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                JUNE 30,  DECEMBER 31,
                                                 2001         2000
                                                --------  -----------
REAL ESTATE
    Investments in HRP ....................     $11,801     $ 6,973
    Receivables and other assets
       Related parties ....................         279         165
       Other ..............................          68         268
                                                -------     -------
                                                 12,148       7,406

TEXTILE PRODUCTS
    Inventories ...........................      16,196      16,413
    Receivables ...........................      12,783      13,170
    Property, plant and equipment, net ....       9,498       9,785
    Other .................................       2,259       2,111
                                                -------     -------
                                                 40,736      41,479
OTHER
    Cash and cash equivalents .............      12,821         901
    Deferred tax asset, net ...............       7,264       5,333
    Restricted cash .......................         954         937
    Other .................................         531       1,424
                                                -------     -------
                                                 21,570       8,595
                                                -------     -------

       TOTAL ..............................     $74,454     $57,480
                                                =======     =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                JUNE 30,    DECEMBER 31,
                                                                                  2001          2000
                                                                                --------    ------------
REAL ESTATE
    Accounts payable and accrued expenses .................................     $    744      $    777

TEXTILE PRODUCTS
    Loans payable .........................................................       13,372        12,910
    Accounts payable and accrued expenses .................................        6,027         7,195
                                                                                --------      --------
                                                                                  19,399        20,105

OTHER
    Interest, litigation and other accrued expenses .......................       10,249         3,820
    Deferred revenue ......................................................        7,049            --
    10% Collateralized Subordinated Debentures ............................        6,702         6,725
    Convertible loans from stockholder ....................................        4,000         2,500
    Senior Secured Term Loan ..............................................           --        15,094
                                                                                --------      --------
                                                                                  28,000        28,139

DISCONTINUED OPERATIONS
    Net liabilities -- Hotels .............................................        4,672         4,841
    Net assets -- Energy ..................................................           --        (9,196)
                                                                                --------      --------
                                                                                   4,672        (4,355)
                                                                                --------      --------

       TOTAL LIABILITIES ..................................................       52,815        44,666

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding .......................        1,000         1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as Series B ....           --            --
    Common stock, issued 2,396,149 shares at both dates;
       outstanding 1,424,789 shares at both dates .........................          240           240
    Additional paid-in capital ............................................       54,452        54,416
    Accumulated deficit ...................................................      (19,135)      (27,924)
    Treasury stock, 971,360 shares at both dates; at cost .................      (14,918)      (14,918)
                                                                                --------      --------

       TOTAL STOCKHOLDERS' EQUITY .........................................       20,639        11,814
                                                                                --------      --------

       TOTAL ..............................................................     $ 74,454      $ 57,480
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             ----------------------
                                                                               2001          2000
                                                                             --------      --------
REAL ESTATE
    Fees
       Related parties .................................................     $  3,741      $  2,859
       Other ...........................................................          167           172
    Equity income from investments in HRP ..............................        1,168           349
                                                                             --------      --------
                                                                                5,076         3,380

    Litigation expense .................................................        2,265            --
    Administrative expenses ............................................        1,038           759
    Depreciation and amortization ......................................          336           336
                                                                             --------      --------
                                                                                3,639         1,095
                                                                             --------      --------

       Income from real estate operations ..............................        1,437         2,285

TEXTILE PRODUCTS
    Sales ..............................................................       35,711        39,306

    Cost of sales ......................................................       29,875        33,148
    Administrative and selling expenses ................................        5,239         4,776
    Interest ...........................................................          570           582
                                                                             --------      --------
                                                                               35,684        38,506
                                                                             --------      --------

       Income from textile products operations .........................           27           800

OTHER
    Fees -- amortization of deferred revenue ...........................          201            --
    Interest on short-term investments and other income ................           73            64
                                                                             --------      --------
                                                                                  274            64

    Interest expense ...................................................        1,309         1,547
    Administrative expenses ............................................          819           951
                                                                             --------      --------
                                                                                2,128         2,498
                                                                             --------      --------

       Other loss, net .................................................       (1,854)       (2,434)
                                                                             --------      --------

       Income (loss) from continuing operations before income taxes ....         (390)          651
       Income taxes ....................................................          655           315
                                                                             --------      --------

       Income (loss) from continuing operations ........................       (1,045)          336


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ----------------------
                                                                                     2001         2000
                                                                                   --------      --------
    Income (loss) from discontinued operations, net of tax
       Income from discontinued operations -- Energy .........................     $ 10,734      $  1,337
       Loss from discontinued operations -- Hotels ...........................           --        (1,416)
                                                                                   --------      --------
          Income (loss) from discontinued operations .........................       10,734           (79)
    Income before extraordinary loss and loss from cumulative effect
       of SFAS No. 133 adoption ..............................................        9,689           257
    Extraordinary loss from early extinguishment of debt .....................         (810)           --
                                                                                   --------      --------

    Income before loss from cumulative effect of SFAS No. 133 adoption .......        8,879           257
    Loss from cumulative effect of SFAS No. 133 adoption .....................          (40)           --
                                                                                   --------      --------

NET INCOME ...................................................................        8,839           257
    Preferred stock dividend .................................................           50            50
                                                                                   --------      --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ..................................     $  8,789      $    207
                                                                                   ========      ========

PER COMMON SHARE
    Basic
       Income (loss) from continuing operations, after preferred dividend ....     $  (0.77)     $   0.20
       Income (loss) from discontinued operations ............................         7.54         (0.05)
       Extraordinary loss from early extinguishment of debt ..................        (0.57)           --
       Loss from cumulative effect of SFAS No. 133 adoption ..................        (0.03)           --
                                                                                   --------      --------

          Net income available to common stockholders ........................     $   6.17      $   0.15
                                                                                   ========      ========

    Assuming Dilution
       Income (loss) from continuing operations, after preferred dividend ....     $  (0.77)     $   0.20
       Income (loss) from discontinued operations ............................         7.54         (0.06)
       Extraordinary loss from early extinguishment of debt ..................        (0.57)           --
       Loss from cumulative effect of SFAS No. 133 adoption ..................        (0.03)           --
                                                                                   --------      --------

          Net income available to common stockholders ........................     $   6.17      $   0.14
                                                                                   ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ....................................................................        1,425         1,425
                                                                                   ========      ========

    Assuming Dilution ........................................................        1,425         1,434
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                             ----------------------
                                                                               2001          2000
                                                                             --------      --------
REAL ESTATE
    Fees
       Related parties .................................................     $  1,836      $  1,460
       Other ...........................................................           92            65
    Equity income from investments in HRP ..............................          483            76
                                                                             --------      --------
                                                                                2,411         1,601

    Litigation expense .................................................        2,265            --
    Administrative expenses ............................................          511           394
    Depreciation and amortization ......................................          168           168
                                                                             --------      --------
                                                                                2,944           562
                                                                             --------      --------

       Income (loss) from real estate operations .......................         (533)        1,039

TEXTILE PRODUCTS
    Sales ..............................................................       17,934        19,283

    Cost of sales ......................................................       14,739        16,304
    Administrative and selling expenses ................................        2,550         2,406
    Interest ...........................................................          268           320
                                                                             --------      --------
                                                                               17,557        19,030
                                                                             --------      --------

       Income from textile products operations .........................          377           253

OTHER
    Fees -- amortization of deferred revenue ...........................          201            --
    Interest on short-term investments and other income ................           68            55
                                                                             --------      --------
                                                                                  269            55

    Interest expense ...................................................          563           769
    Administrative expenses ............................................          584           481
                                                                             --------      --------
                                                                                1,147         1,250
                                                                             --------      --------

       Other loss, net .................................................         (878)       (1,195)
                                                                             --------      --------

       Income (loss) from continuing operations before income taxes ....       (1,034)           97
       Income taxes ....................................................          383            65
                                                                             --------      --------

       Income (loss) from continuing operations ........................       (1,417)           32


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                          --------------------
                                                                           2001          2000
                                                                          -------      -------
    Income (loss) from discontinued operations, net of tax
       Income from discontinued operations -- Energy ................     $ 5,806      $   655
       Loss from discontinued operations -- Hotels ..................          --         (757)
                                                                          -------      -------
          Income (loss) from discontinued operations ................       5,806         (102)

    Income (loss) before extraordinary loss .........................       4,389          (70)
    Extraordinary loss from early extinguishment of debt ............        (801)          --
                                                                          -------      -------

NET INCOME (LOSS) ...................................................       3,588          (70)
    Preferred stock dividend ........................................          50           50
                                                                          -------      -------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ..................     $ 3,538      $  (120)
                                                                          =======      =======

PER COMMON SHARE
    Basic
       Loss from continuing operations, after preferred dividend ....     $ (1.03)     $ (0.01)
       Loss from discontinued operations ............................        4.07        (0.07)
       Extraordinary loss from early extinguishment of debt .........       (0.56)          --
                                                                          -------      -------

          Net income (loss) available to common stockholders ........     $  2.48      $ (0.08)
                                                                          =======      =======

    Assuming Dilution
       Loss from continuing operations, after preferred dividend ....     $ (1.03)     $ (0.01)
       Loss from discontinued operations ............................        4.07        (0.07)
       Extraordinary loss from early extinguishment of debt .........       (0.56)          --
                                                                          -------      -------

          Net income (loss) available to common stockholders ........     $  2.48      $ (0.08)
                                                                          =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ...........................................................       1,425        1,425
                                                                          =======      =======

    Assuming Dilution ...............................................       1,425        1,425
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                           COMMON STOCK      ADDITIONAL                 OTHER        TREASURY STOCK        TOTAL
                                        ------------------    PAID-IN   ACCUMULATED  COMPREHENSIVE  ----------------   STOCKHOLDERS'
                                        SHARES   PAR VALUE    CAPITAL     DEFICIT        LOSS       SHARES    COST         EQUITY
                                        ------   ---------  ----------  -----------  -------------  ------  --------   -------------
BALANCE, JANUARY 1, 2001.............   2,396       $240      $54,416    $(27,924)     $    --       971    $(14,918)       $11,814
  Net income.........................                                       8,839                                             8,839
  Preferred stock dividend...........                                         (50)                                              (50)
  Pro rata share of stockholders'
    equity transactions related to
    SFAS No. 133 from equity
    investment:
    Cumulative effect................                                                   (4,311)                              (4,311)
    Realize upon disposition
      of Hallwood Energy.............                              36                    3,009                                3,045
      Change in fair value of
         derivatives.................                                                    1,302                                1,302
                                        -----       ----      -------    --------      -------       ---    --------        -------
BALANCE, JUNE 30, 2001...............   2,396       $240      $54,452    $(19,135)     $    --       971    $(14,918)       $20,639
                                        =====       ====      =======    ========      =======       ===    ========        =======


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ----------------------
                                                                              2001          2000
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................     $  8,839      $    257
    Adjustments to reconcile net income to net cash provided by operating activities:
       Litigation expense .............................................        2,265            --
       Depreciation, depletion and amortization .......................        1,143           979
       Equity in net income of HRP ....................................       (1,168)         (349)
       Extraordinary loss from early extinguishment of debt ...........          810            --
       (Increase) decrease in deferred tax asset ......................       (1,931)          170
       Amortization of deferred revenue -- noncompetition agreement ...         (201)           --
       Loss from cumulative effect of SFAS No. 133 adoption ...........           40            --
       Amortization of deferred gain from debenture exchange ..........          (23)          (21)
       Net change in textile products assets and liabilities ..........         (819)         (591)
       Net change in other assets and liabilities .....................          248         1,604
       Discontinued operations:
          Gain from disposition of Hallwood Energy ....................       (8,725)           --
          Equity in net income of Hallwood Energy .....................       (1,837)       (1,337)
          Decrease in deferred tax asset ..............................        1,793            --
          Net change in other hotel assets and liabilities ............           56          (228)
          Depreciation and amortization ...............................           --         1,452
          Preferred dividends from Hallwood Energy ....................           --            11
                                                                            --------      --------
              Net cash provided by operating activities ...............          490         1,947

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment ............         (413)         (623)
    Payments for textile products business acquisition ................           --        (1,479)
    Discontinued operations:
       Proceeds from sale of Hallwood Energy common stock .............       18,000            --
       Proceeds from noncompetition agreement .........................        7,250            --
       Capital expenditures for hotels ................................           --          (616)
       Purchase of minority shares in energy affiliate ................           --          (465)
       Proceeds from sale of Hallwood Energy preferred stock ..........           --           303
       Net change in restricted cash for investing activities .........           --            79
                                                                            --------      --------
              Net cash provided by (used in) investing activities .....       24,837        (2,801)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ...................        2,044         2,887
    Repayment of bank borrowings and loans payable ....................      (15,176)       (1,431)
    Payment of preferred stock dividend ...............................          (50)          (50)
    Discontinued operations:
       Repayment of hotel bank borrowings and loans payable ...........         (225)         (465)
                                                                            --------      --------
              Net cash provided by (used in) financing activities .....      (13,407)          941
                                                                            --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............................       11,920            87

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................          901           926
                                                                            --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................     $ 12,821      $  1,013
                                                                            ========      ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

          Discontinued Operations. In December 2000, the Company adopted a formal plan to discontinue and dispose of its hotel operations. In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations. Accordingly, the former hotel and energy operations have been reported as a separate component of operations and the assets and liabilities have been combined and included in net liabilities (assets) of discontinued operations in the balance sheet. See also Notes 5 and 6.

          New Accounting Pronouncements. Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was effective for the Company on January 1, 2001. SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

          In connection with its adoption, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined it did not directly have any derivative instruments, however, HRP and Hallwood Energy had such instruments. Accordingly, the Company was required to record its pro rata share of any impact of these instruments in accordance with the equity method of accounting.

          HRP determined it had one derivative, an interest rate cap. This derivative was designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, the Company recorded as an adjustment to income its pro rata share of the cumulative effect of the adoption of $40,000, or the amount of the difference between the carrying value as of January 1, 2001 and the estimated fair value, all of which represented change in time value. On a quarterly basis during 2001, HRP has recorded changes in the estimated fair value of the cap in interest expense.

          Hallwood Energy determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since Hallwood Energy's derivatives were designated as cash flow hedges, changes in the fair value of the derivatives were recognized in other comprehensive income until the hedged item was recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

          The adoption of SFAS No. 133, as of January 1, 2001, resulted in the recognition by the Company of its pro rata share of these derivatives, as a reduction in the carrying value of its investment in Hallwood Energy by $4,311,000, with a corresponding change to a component of stockholders' equity, accumulated other comprehensive loss. During the period through the May 11, 2001 sale date, $83,000, representing the ineffective portion of the Company's proportionate share of the cash flow hedges, was charged against earnings. The accumulated other comprehensive loss was realized upon disposition of the Company's investment in Hallwood Energy.

          Statement of Financial Accounting Standards No. 141 - Business Combinations ("SFAS No. 141") is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. Statement of Financial Accounting Standards No. 142 -- Goodwill and Other Intangible Assets ("SFAS No. 142") is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has not yet determined the effect adopting SFAS No. 142 will have on its financial statements.

          Other Comprehensive Loss. The components of other comprehensive loss for the three and six months ended June 30, 2001 are shown as follows (in thousands):

                                                                SIX MONTHS ENDED   THREE MONTHS ENDED
                                                                  JUNE 30, 2001      JUNE 30, 2001
                                                                ----------------   ------------------
Pro rata share of other comprehensive loss
from discontinued operations -- energy:
Accumulated other comprehensive loss, beginning
    of period ..............................................          $    --             $(3,009)
    Cumulative effect of SFAS No. 133 adoption .............           (4,311)                 --
    Realize upon disposition of energy investment ..........            3,009               3,009
    Change in fair value of derivatives from settlement ....            1,302                  --
                                                                      -------             -------

Accumulated other comprehensive loss, end of period ........          $    --             $    --
                                                                      =======             =======

          Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                         AS OF JUNE 30, 2001            AMOUNT AT           INCOME FROM INVESTMENTS
                                        ---------------------        WHICH CARRIED AT       FOR THE SIX MONTHS ENDED
                                                      COST OR     ------------------------          JUNE 30,
                                        NUMBER OF    ASCRIBED     JUNE 30,    DECEMBER 31,  ------------------------
      DESCRIPTION OF INVESTMENT           UNITS       VALUE         2001          2000        2001           2000
      -------------------------         --------     --------     --------    -----------   --------        --------
HALLWOOD REALTY PARTNERS, L.P.
-- General partner interest .......           --     $  8,650     $  2,260     $  2,529     $     66        $     26
-- Limited partner interest .......      330,432        8,799        9,541        4,444        1,102             323
                                                     --------     --------     --------     --------        --------
   Totals .........................                  $ 17,449     $ 11,801     $  6,973     $  1,168        $    349
                                                     ========     ========     ========     ========        ========

     At June 30, 2001, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. The Company's share of the underlying equity in net assets of HRP exceeded its investment by $4,849,000, which is being amortized on the straight line basis over 19 years. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, and its pro-rata share of HRP's partners' capital transactions with corresponding adjustments to additional paid-in capital. The cumulative amount of such non-cash adjustments, from the original date of investment through June 30, 2001, resulted in a $1,871,000 decrease in the carrying value of the HRP investment.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

          As further discussed in Note 10, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000 from August 1995. Accordingly, the Company has accrued the obligation as of June 30, 2001. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment has been recorded as an expense, net of the Company's pro-rata share of the income that will be reported by HRP when the judgment is paid.

          The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the six months ended June 30, 2001 and 2000 such amortization was $336,000 in each period.

          The Company has pledged 30,035 HRP limited partner units to secure certain capital leases.

          The quoted market price and the Company's carrying value per limited partner unit (AMEX symbol HRY) at June 30, 2001 were $56.00 and $28.88, respectively. The general partner interest is not publicly traded.

3.   LOANS PAYABLE

          Loans payable at the balance sheet dates are detailed below by business segment (in thousands):

                                                                               JUNE 30,  DECEMBER 31,
                                                                                 2001        2000
                                                                               -------   ------------
Textile Products
  Revolving credit facility, prime + .25% or
      Libor + 3.00%, due December 2002....................................     $11,480     $10,937
  Acquisition credit facility, prime + 1.00% or
      Libor + 3.25%, due December 2002 ...................................       1,000       1,000
  Equipment credit facility, prime + .25% or
      Libor + 2.75%, due October 2005 ....................................         892         973
                                                                               -------     -------
                                                                                13,372      12,910
Other
  Convertible loans from stockholder, 10% fixed, due at various
      dates from March 2005 to March 2006 ................................       4,000       2,500
  Senior Secured Term Loan, 10.25% fixed, repaid May 2001 ................          --      15,094
                                                                               -------     -------
                                                                                 4,000      17,594
                                                                               -------     -------

      Total ..............................................................     $17,372     $30,504
                                                                               =======     =======

          Further information regarding loans payable is provided below:

     Textile Products

          Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of June 30, 2001, Brookwood had an additional $570,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

     capital stock of Brookwood and its subsidiaries. The Key Credit Agreement expires in December 2002 and bears interest at Brookwood's option of one-quarter percent over prime (7.00% at June 30, 2001) or Libor plus 3.00% (6.87% at June 30, 2001). The loan agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

          At June 30, 2000 and September 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained a waiver of the violation. The waiver provided for an increase of 0.50% in interest rates on the revolving credit facility and the acquisition credit facility, effective October 2000, restrictions on the payments to the parent company and certain other restrictive provisions. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At December 31, 2000, Brookwood was in compliance with its coverage ratio covenant, however, Brookwood did not achieve its coverage ratio for the 2001 first quarter and obtained a waiver in April 2001. Brookwood was in compliance with its coverage ratio covenant for the 2001 second quarter.

          Acquisition Credit Facility. The Key Credit Agreement includes a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. This facility bears interest at Brookwood's option of one percent over prime (7.75% at June 30, 2001) or Libor plus 3.25% (7.12% at June 30, 2001).

          Equipment Credit Facility. The Key Credit Agreement includes a $2,000,000 equipment revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. The facility bears interest at Libor + 2.75% (6.62% at June 30, 2001).

          The outstanding balance of the combined Key Bank credit facilities at June 30, 2001 was $13,372,000.

     Other

          Senior Secured Term Loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the "Senior Secured Term Loan"). Proceeds were used to repay the 7% Debentures, the energy term loan and provide working capital. The Senior Secured Term Loan bore interest at a fixed rate of 10.25%, was scheduled to mature in December 2004, was fully amortizing and required a monthly payment of $385,000. Collateral was comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contained various financial and non-financial covenants, including the maintenance of certain financial ratios, and restrictions on certain new indebtedness and the payment of dividends. The Senior Secured Term Loan was fully repaid in May 2001 with a portion of the proceeds from the sale of the Company's investment in Hallwood Energy.

          Convertible Loans from Stockholder. In order to provide sufficient funds to meet the Company's cash flow requirements and maintain compliance with the loan covenants contained in the Senior Secured Term Loan, the Company entered into various loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, as indicated below.

                                LOAN         CONVERSION       MATURITY
       LOAN DATE               AMOUNT          PRICE           DATE
       ---------             ----------      ----------       --------
March 2000...............    $1,500,000       $10.13         March 2005
September 2000...........     1,000,000         6.47         September 2005
March 2001...............     1,500,000         6.12         March 2006
                             ----------
     Total...............    $4,000,000
                             ==========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

          Significant terms for the three loans include: (i) term of five years;
     (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity date; (iv) unsecured; and (v) convertible into common stock of the Company at a conversion price equal to 115% of the market price on the date each of the loans was approved by the Company's independent board members.

4.   DEBENTURES

          10% Collateralized Subordinated Debentures. The 10% Collateralized Subordinated Debentures (the "10% Debentures") are listed on The New York Stock Exchange. For accounting purposes, a pro rata portion of the unamortized gain attributable to the former 7% Debentures, in the amount of $353,000, was allocated to the 10% Debentures, and is being amortized over the term of the 10% Debentures using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%.

          The 10% Debentures are secured by a junior lien on the capital stock of the Brookwood, Hallwood Hotels, Inc. and Brock Suite Hotels, Inc. subsidiaries.

          Balance sheet amounts for the 10% Debentures are detailed below (in thousands):

                                               JUNE 30,  DECEMBER 31,
                DESCRIPTION                      2001       2000
                -----------                    --------  ------------
10% Debentures (face amount) ..............     $6,468     $6,468
Unamortized gain from exchange, net of
   accumulated amortization ...............        234        257
                                                ------     ------

      Totals ..............................     $6,702     $6,725
                                                ======     ======

          As a result of certain hotel properties of the Company being placed into receivership, as further discussed in Note 5, the Company determined that a technical default occurred under the terms of the Indenture for the 10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the "Notice") to debentureholders on July 27, 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default. If the default is waived, and the Company has deposited sufficient funds to pay overdue interest and other costs, then the majority holders may rescind and annul the declaration of acceleration and its consequences. The Company intends to solicit such a waiver from the debentureholders. There can be no assurance that a waiver will be obtained however.

5.   DISCONTINUED OPERATIONS -- HOTELS

          The Company's hotel segment experienced cash flow difficulties during 2000 due to weaker occupancy and average daily rates. In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of long lived assets of $4,000,000 to their estimated fair market values. The term loans on the hotel properties are non-recourse and will be repaid from sales proceeds, if any, or extinguished upon completion of foreclosure proceedings initiated by the lenders. The capital lease obligations will be repaid by the sale of leased property or other considerations.

          In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

          A summary of the net liabilities, as of the balance sheet dates, and loss from discontinued hotel operations are detailed below (in thousands):


                                                              JUNE 30,   DECEMBER 31,
                                                                2001           2000
                                                              --------   ------------
Loans payable ...........................................     $ 29,333      $ 29,350
Accounts payable and accrued expenses ...................        2,480         3,140
Capital leases ..........................................        1,566         1,774
Properties, net .........................................      (25,212)      (25,783)
Receivables and other assets ............................       (1,599)       (1,639)
Restricted cash .........................................         (596)         (701)
Deferred tax asset ......................................       (1,300)       (1,300)
                                                              --------      --------

    Net liabilities of discontinued hotel operations ....     $  4,672      $  4,841
                                                              ========      ========

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                             ----------------------      ----------------------
                                                               2001          2000          2001           2000
                                                             --------      --------      --------      --------
Sales ..................................................     $  2,779      $  4,946      $  6,834      $  9,978

Expenses
     Operating expenses ................................        2,255         4,294         5,893         8,548
     Interest expense ..................................          690           670         1,295         1,381
     Reduction in loss reserve .........................         (166)           --          (354)           --
     Depreciation and amortization .....................           --           739            --         1,465
                                                             --------      --------      --------      --------
         Total expenses ................................        2,779         5,703         6,834        11,394
                                                             --------      --------      --------      --------

     Loss from discontinued hotel operations............     $     --      $   (757)     $     --      $ (1,416)
                                                             ========      ========      ========      ========


          During calendar 2001 the Company anticipates the recording of extraordinary gains from debt extinguishment as hotel dispositions are completed. The Company estimates that the results of discontinued operations from the December 31, 2000 measurement date to the expected final disposition will be a loss, however, such amount was not accrued as these operating losses will be offset by anticipated gains and will therefore be recognized when the gains are realized.

          A summary of the non-recourse loans payable is detailed below (in thousands):

                                                JUNE 30,    DECEMBER 31,
           DESCRIPTION                            2001          2000
           -----------                          --------    ------------
Term loan, 7.50% fixed, due October 2008.....   $16,723        $16,742
Term loan, 7.86% fixed, due January 2008.....     6,514          6,512
Term loan, 8.20% fixed, due November 2007....     5,093          5,093
Term loan, Libor + 7.5%, due October 2005....     1,003          1,003
                                                -------        -------

     Total...................................   $29,333        $29,350
                                                =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

          As previously discussed, certain of the Company's subsidiaries are in default on each of these term loans and foreclosure procedures have been initiated by the lenders.

          Capital Leases. The Company has guaranteed the capital lease obligations for the three GuestHouse Suites hotels by pledging 30,035 limited partner units of HRP with a market value of $1,682,000 at June 30, 2001. The combined monthly lease payments are $46,570 and are current through July 2001. The leases commenced January 2000 and expire December 2004, bear an effective interest rate of 12.18% and have an outstanding balance of $1,566,000 and $1,774,000 at June 30, 2001 and December 31,
     2000, respectively.

6.   DISCONTINUED OPERATIONS -- ENERGY

          On March 30, 2001, Hallwood Energy Corporation ("Hallwood Energy") announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., agreed to acquire all the outstanding common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement. Pure commenced its tender offer on April 10, 2001, with an expiration date of May 8, 2001. On May 9, 2001, Pure announced that it had successfully completed its initial tender offer, and had acquired approximately 85% of the Hallwood Energy common stock and 78% of the Hallwood Energy preferred stock. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock on May 11, 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

          Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. The Company has also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential. For six months after any payment is made for any shares of Hallwood Energy stock pursuant to the offer, neither the Company nor any of its affiliates will, directly or indirectly, hire any person who is presently an employee of Hallwood Energy or any existing or future affiliate of Hallwood Energy (whether or not he or she remains an affiliate of Hallwood Energy), unless such employee has been involuntarily terminated by Hallwood Energy.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

          A summary of the net assets, as of the balance sheet dates, and income from discontinued energy operations, are detailed below (in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            2001        2000
                                                          --------  ------------
Investment in Hallwood Energy .......................     $    --      (7,403)
Deferred tax asset ..................................          --      (1,793)
                                                          -------     -------

    Net assets of discontinued energy operations ....     $    --     $(9,196)
                                                          =======     =======


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                ----------------------     ----------------------
                          DESCRIPTION                             2001          2000         2001           2000
                          -----------                           --------      --------     --------      --------
Gain from disposition of investment in Hallwood Energy ....     $  8,725      $     --     $  8,725      $     --
Equity income from investment in Hallwood Energy ..........          495           655        1,837         1,337
Deferred income tax benefit (expense) .....................       (2,914)           --          672            --
Current income tax (expense) ..............................         (500)           --         (500)           --
                                                                --------      --------     --------      --------

    Income from discontinued energy operations ............     $  5,806      $    655     $ 10,734      $  1,337
                                                                ========      ========     ========      ========

          The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 1, 2001. The amortization is being reported as fee income in the "Other" section of the statement of operations.

          Prior to the disposition of its common stock interest in Hallwood Energy, the Company accounted for its investment using the equity method of accounting, as the Company exercised significant influence over Hallwood Energy's operational and financial policies. The Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment by $4,391,000, which was being amortized at a rate which approximated the depletion rate of Hallwood Energy's reserves. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also recorded its preferred dividends (prior to the February 2000 sale of its preferred stock). The Company also recorded its pro-rata share of any capital transactions.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

7.   INCOME TAXES

          The following is a summary of the income tax expense (benefit) for both continuing operations and discounted operations (in thousands):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                     -----------------      -----------------
                                      2001       2000        2001       2000
                                     ------     ------      ------     ------
Federal
     Deferred tax (benefit) ....     $3,248     $   --      $ (138)    $  170
     Current tax ...............        366          5         387         27
                                     ------     ------      ------     ------
         Sub-total .............      3,614          5         249        197

State ..........................        183         60         234        118
                                     ------     ------      ------     ------

         Total .................     $3,797     $   65      $  483     $  315
                                     ======     ======      ======     ======

          Income tax expense (benefit) from continuing operations and discontinued operations are as follows:

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                     -----------------      -----------------
                                      2001       2000        2001       2000
                                     ------     ------      ------     ------
Continuing operations ..........     $  383     $   65     $  655      $  315
Discontinued operations ........      3,414         --       (172)         --
                                     ------     ------     ------      ------

         Total .................     $3,797     $   65     $  483      $  315
                                     ======     ======     ======      ======


          The amount of the deferred tax asset (net of valuation allowance) for the Company's continuing operations was $7,264,000 at June 30, 2001. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. The Company also had a deferred tax asset of $1,300,000 associated with its discontinued hotel operations as of June 30, 2001, principally due to the anticipated utilization of the Company's NOLs from the disposition of certain hotel properties.

          State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

8.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             --------------------
                          DESCRIPTION                         2001         2000
                          -----------                        -------      -------
Supplemental schedule of non-cash investing and
    financing activities:
    Pro rata share of stockholders' equity
    transactions related to SFAS No. 133
    of equity investment:
        Cumulative effect ..............................     $(4,311)          --
        Realize upon disposition of Hallwood Energy ....       3,009
        Change in fair value of derivatives ............       1,302           --
                                                             -------      -------
        Accumulated other comprehensive loss ...........     $    --           --
                                                             =======      =======

    Other
        HRP ............................................     $    --      $   291
        Hallwood Energy ................................          36           84

Supplemental disclosures of cash payments:

    Interest paid ......................................     $ 1,877      $ 3,273
    Income taxes paid ..................................         537          185


9.   COMPUTATION OF EARNINGS PER SHARE

          The following table reconciles the Company's income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands):

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         --------------------      --------------------
                          DESCRIPTION                      2001         2000         2001         2000
                          -----------                    -------      -------      -------      -------
INCOME AVAILABLE TO COMMON STOCKHOLDERS
Income (loss) from continuing operations ...........     $(1,417)     $    32      $(1,045)     $   336
Less preferred stock dividend ......................         (50)         (50)         (50)         (50)
                                                         -------      -------      -------      -------
Income (loss) from continuing operations ...........     $(1,467)     $   (18)     $(1,095)     $   286
                                                         =======      =======      =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ..............................................       1,425        1,425        1,425        1,425
Assumed issuance of shares from exercise of
     stock options .................................          --           --           --           54
Assumed repurchase of shares from stock options
    proceeds .......................................          --           --           --          (45)
                                                         -------      -------      -------      -------
Assuming dilution ..................................       1,425        1,425        1,425        1,434
                                                         =======      =======      =======      =======

          The impact of the convertible loans from stockholder was anti-dilutive for the three month and six month periods ended June 30, 2001, due to the loss from continuing operations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

10.  LITIGATION, CONTINGENCIES AND COMMITMENTS

          Reference is made to Notes 9 and 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2000.

          Beginning in 1997, the Company and its HRP affiliate have been defendants in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No.15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The suit was dismissed on April 9, 2001. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that
     (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,000, plus pre-judgment interest of approximately $2,893,000 from August 1995 to HRP. The amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted.

          In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint. Both parties have filed briefs with the Second Circuit, but the oral argument has not been scheduled.

          In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The trial was held on June 25, 2001 in the Delaware Court of Chancery. The court requested post-trial briefings, which are scheduled to be completed in August 2001. Management is not able to predict the outcome of the litigation.

          In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

     contingent obligation in the amount of $3,054,000 at June 30, 2001, is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $199,000 and $205,000 for the six months ended June 30, 2001 and 2000, respectively.

          In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000 based on specified levels of earnings over the next four years. No amounts are currently due under the contingency portion of the purchase agreement.

11.  SEGMENT AND RELATED INFORMATION

          The following represents the Company's reportable segment operations for the six months ended June 30, 2001 and 2000, respectively (in thousands):

                                               REAL         TEXTILE                 DISCONTINUED   CONSOL-
                                              ESTATE       PRODUCTS       OTHER      OPERATIONS     IDATED
                                             --------      --------      --------   ------------   --------
SIX MONTHS ENDED JUNE 30, 2001
Total revenue from external sources ....     $  5,076      $ 35,711      $    274                  $ 41,061
                                             ========      ========      ========                  ========

Operating income .......................     $  1,437      $     27                                $  1,464
                                             ========      ========
Unallocable expenses, net ..............                                 $ (1,854)                   (1,854)
                                                                         ========                  --------
Loss from continuing operations
    before income taxes ................                                                           $   (390)
                                                                                                   ========
Income from discontinued operations ....                                              $ 10,734     $ 10,734
                                                                                      ========     ========

SIX MONTHS ENDED JUNE 30, 2000
Total revenue from external sources ....     $  3,380      $ 39,306      $     64                  $ 42,750
                                             ========      ========      ========                  ========

Operating income .......................     $  2,285      $    800                                $  3,085
                                             ========      ========
Unallocable expenses, net ..............                                 $ (2,434)                   (2,434)
                                                                         ========                  --------
Income from continuing operations
    before income taxes ................                                                           $    651
                                                                                                   ========
Loss from discontinued operations ......                                              $    (79)    $    (79)
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

12.  STOCKHOLDER LOANS

          During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001. Several factors contributed to the Company's cash flow needs, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations and completed the sale of its Hallwood Energy investment during 2001. Management believes that these strategies allow the Company to return to profitability with sufficient liquidity. In addition, the principal stockholder committed to loan the Company additional funds during the balance of 2001, if required.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

          The Company reported net income of $3,588,000 for the second quarter ended June 30, 2001, compared to a net loss of $70,000 in 2000. Revenue from continuing operations for the 2001 second quarter was $20,614,000, compared to $20,939,000 in 2000. Net income and revenue from continuing operations for the six months was $8,839,000 and $41,061,000, compared to $257,000 and $42,750,000 in 2000, respectively.

          Following is an analysis of the results of continuing operations by the real estate and textile products business segments, and the discontinued operations for the hotel and energy business segments.

     REAL ESTATE

          The real estate segment reported a loss of $533,000 for the second quarter and income of $1,437,000 for the six month period of 2001, compared to income of $1,039,000 and $2,285,000 in 2000, respectively.

          Revenues. Fee income of $1,928,000 for the 2001 second quarter increased by $403,000, or 26%, from $1,525,000 in 2000. Fee income of $3,908,000 for the six months increased by $877,000, or 29%, from $3,031,000 for similar period in 2000. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The increase was due primarily to higher leasing fees in the 2001 periods.

          Equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. For the 2001 second quarter, the Company reported equity income of $483,000, compared to $76,000 in 2000. For the six months, income was $1,168,000, compared to $349,000 in 2000. The increases resulted principally from gains from property sales by HRP, partially offset by increased litigation costs. Litigation costs decreased in the 2001 second quarter due to the conclusion of the trial discussed below. The 2001 equity income was exclusive of the Company's $9,000 pro rata share of HRP's extraordinary loss from early extinguishment of debt and its $40,000 pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption, both of which are reported separately.

          Expenses. Litigation expense of $2,265,000 was recorded in the 2001 second quarter. As further discussed in Note 10, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000. Accordingly, the Company has accrued the obligation as of June 30, 2001. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment has been recorded as an expense, net of the Company's pro-rata share of the income that will be reported by HRP when the judgment is paid.

          Administrative expenses of $511,000 increased by $117,000, or 30%, in the 2001 second quarter, compared to $394,000 in 2000. For the six months, the increase was $279,000 to $1,038,000, from $759,000 in 2000. The increases were primarily attributable to the payments of commissions to third party brokers associated with leasing income.

          Amortization expense of $168,000 for the second quarter, and $336,000 for the six months in both the 2001 and 2000 periods relate to the Company's general partner investment in HRP to the extent allocated to management rights.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     TEXTILE PRODUCTS

          The textile products segment reported income of $377,000 and $27,000 for the second quarter and six month periods of 2001, compared to income of $253,000 and $800,000 in 2000, respectively.

          Revenue. Sales of $17,934,000 decreased $1,349,000, or 7%, in the 2001 second quarter, compared to $19,283,000 in the 2000 quarter. The comparative six month sales decreased by $3,595,000, or 9%, to $35,711,000 from $39,306,000 in the 2000 period. The sales decreases were principally in the distribution business as a result of lower overall demand and the continued trend of U.S. customers moving production out of the country. The decreases were partially offset by increased revenues from new customers and new production processes.

          Expenses. Cost of sales of $14,739,000 decreased $1,565,000, or 10%, in the 2001 second quarter, from $16,304,000 in the 2000 quarter. The comparative six month cost of sales of $29,875,000 decreased by $3,273,000, or 10%, compared to $33,148,000 in 2000. The decreases in cost of sales were principally the result of the decreases in sales. The higher gross profit margin for the 2001 second quarter (17.8% versus 15.4%) and the six month periods (16.3% versus 15.7%) resulted from higher margin sales to new customers and from new production processes.

          Administrative and selling expenses of $2,550,000 increased by $144,000, or 6%, in the 2001 second quarter from $2,406,000 for the comparable 2000 period. The six month amount of $5,239,000 increased by $463,000, or 10%, from $4,776,000 for the comparable 2000 period. The increases resulted from costs incurred in a brief strike at the dying and finishing plant and the development of new products and business.

          Interest expense of $268,000 decreased by $52,000, or 16%, for the 2001 second quarter from $320,000 in 2000, due to lower interest rates. The six month amount of $570,000 decreased by $12,000, from $582,000 for the comparable 2000 period.

     OTHER

          The other segment reported a loss of $878,000 and $1,854,000 for the second quarter and six month periods of 2001, compared to a loss of $1,195,000 and $2,434,000 in 2000, respectively.

          Revenue. Fee revenue of $201,000 in the 2001 second quarter and six month periods is attributable to the amortization of deferred revenue of $7,250,000 from the noncompetition agreement entered into by the Company in connection with the sale of its Hallwood Energy investment. It is being amortized over a three-year period commencing June 1, 2001.

          Interest on short-term investments and other income increased by $13,000 to $68,000 for the 2001 second quarter from $55,000 in 2000. For the six months, the amounts increased by $9,000 to $73,000 from $64,000. The increases were attributable to increased interest income on invested funds from the sale of Hallwood Energy. The 2000 second quarter included a gain of $50,000 on the sale of a miscellaneous investment.

          Expenses. Interest expense in the amount of $563,000 for the 2001 second quarter decreased by $206,000 from the prior year amount of $769,000. For the six months, interest expense decreased by $238,000 to $1,309,000 from $1,547,000 in 2000. The decreases were primarily due to the principal amortization on the Senior Secured Term Loan and its payoff on May 15, 2001 with a portion of the proceeds from the sale of Hallwood Energy.

          Administrative expenses of $584,000 for the 2001 second quarter increased by $103,000, from the prior-year amount of $481,000. For the six months, administrative expenses decreased by $132,000 to $819,000 from $951,000 in 2000. The fluctuations are primarily attributable to consulting and other professional fees.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     INCOME TAXES

          Income taxes from continuing operations was an expense of $383,000 for the 2001 second quarter, compared to an expense of $65,000 in 2000. The 2001 second quarter included a $334,000 non cash federal deferred benefit, a $34,000 federal current benefit and $83,000 for state taxes. The 2000 quarter included a $5,000 federal current charge and $60,000 for state taxes. Income taxes were $655,000 for the 2001 six months period, compared to expense of $315,000 in 2000. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

          The Company recorded an expense of $3,414,000 in the 2001 second quarter, including a deferred income tax charge of $2,914,000, a federal current charge of $400,000 and $100,000 for state taxes associated with its discontinued operations, principally due to the utilization of the Company's NOL's from the sale of its investment in Hallwood Energy. For the six months, the Company recorded a net tax benefit of $172,000, including a deferred income tax benefit was $672,000, a federal current expense of $400,000 and current state tax was $100,000.

          As of June 30, 2001, the Company had approximately $75,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $25,189,000 of the NOLs prior to their ultimate expiration in the year 2011.

          Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     DISCONTINUED OPERATIONS -- HOTELS

          In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The company's hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three months and six months ended June 30, 2001 and 2000 are presented below:

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                     ----------------------      ----------------------
                          DESCRIPTION                  2001          2000          2001          2000
                          -----------                --------      --------      --------      --------
Sales ..........................................     $  2,779      $  4,946      $  6,834      $  9,978

Expenses
    Operating expenses .........................        2,255         4,294         5,893         8,548
    Interest expense ...........................          690           670         1,295         1,381
    Reduction in loss reserve ..................         (166)           --          (354)           --
    Depreciation and amortization ..............           --           739            --         1,465
                                                     --------      --------      --------      --------
        Total expenses .........................        2,779         5,703         6,834        11,394
                                                     --------      --------      --------      --------

    Loss from discontinued hotel operations ....     $     --      $   (757)     $     --      $ (1,416)
                                                     ========      ========      ========      ========

          Revenue. Sales of $2,779,000 in the 2001 second quarter decreased by $2,167,000, from the year-ago amount of $4,946,000. For the six months, the decrease was $3,144,000 to $6,834,000, compared to $9,978,000 in 2000. The decreases were primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida.

          Expenses. Operating expenses of $2,255,000 for the 2001 second quarter were down $2,039,000 from $4,294,000 in 2000. For the six months, operating expenses decreased by $2,655,000 to $5,893,000 from $8,548,000 in 2000. The decreases were primarily due to the aforementioned February 2001 lease termination. Interest expense of $690,000 in the 2001 second quarter and $1,295,000 for the six months are comparable to the 2000 amounts of $670,000 and $1,381,000, respectively. Receivers have been appointed for the three hotels owned by the Company, although foreclosures and/or dispositions have not yet been completed for any of the properties. Depreciation and amortization expense was not recorded for the 2001 periods due to the classification of the hotel operations as a discontinued operation. The expense for the 2000 second quarter and six month periods were $739,000 and $1,465,000, respectively.

          During calendar 2001, the Company anticipates the recording of extraordinary gain from debt extinguishment as hotel dispositions are completed. Operating losses at the hotels during 2001 have not been recognized, as these operating losses will be offset by the anticipated disposition gains. The operating losses will be recognized when the gains are realized.

     DISCONTINUED OPERATIONS -- ENERGY

          In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, an indirect subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, energy operations have been segregated from the Company's continuing operations and reported as a single

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     line item -- Income from Discontinued Operations. Operations for the three months and six months ended June 30, 2001 and 2000 are presented below:

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                ----------------------     ----------------------
                          DESCRIPTION                             2001          2000         2001           2000
                          -----------                           --------      --------     --------      --------
Gain from disposition of investment in Hallwood Energy ....     $  8,725      $     --     $  8,725      $     --
Equity income from investment in Hallwood Energy ..........          495           655        1,837         1,337
Deferred income tax benefit (expense) .....................       (2,914)           --          672            --
Current income tax expense ................................         (500)           --         (500)           --
                                                                --------      --------     --------      --------

    Income from discontinued energy operations ............     $  5,806      $    655     $ 10,734      $  1,337
                                                                ========      ========     ========      ========

          The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Hallwood Energy on May 11, 2001 and received an additional amount of $7,250,000 pursuant to the terms of a noncompetition agreement, that was paid by Pure upon the completion of the merger in June 2001. The Company began amortizing the deferred revenue of $7,250,000 from the noncompetition agreement over a three-year period commencing June 1, 2001. The amortization is reported as fee income in the "Other" section of the statement of operations.

          The equity income in the 2001 first quarter from investment in Hallwood Energy represents the Company's pro rata share (15%) of income available to common stockholders, and amortization of negative goodwill. Hallwood Energy's income increased significantly in the 2001 periods, compared to 2000, as a result of higher oil and gas prices and savings associated with the disposition of certain non-strategic properties and the completion of the Energy Consolidation. The 2001 amounts reflect earnings through the sale date of May 11, 2001.

          The Company recorded a deferred income tax benefit of $3,586,000 in the 2001 first quarter, principally due to the anticipated utilization of the Company's NOL's from the sale of its investment in Hallwood Energy. In the 2001 second quarter, the Company recorded a deferred tax expense of $2,914,000, current federal tax expense of $400,000 and state taxes of $100,000, at the consummation of the sale.

     EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

          In the 2001 second quarter, the Company recognized an extraordinary loss from early extinguishment of debt of $801,000, from the write off of the unamortized deferred loan costs associated with the repayment of the Senior Secured Term Loan.

          The loss of $9,000 in the 2001 first quarter resulted from the recognition of the Company's pro rata share of an extraordinary loss from early extinguishment of debt reported by HRP.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's unrestricted cash and cash equivalents at June 30, 2001 totaled $12,821,000.

          As discussed in Note 6, the Company tendered its 1,440,000 shares of common stock in Hallwood Energy, pursuant to a tender offer and merger agreement announced on March 30, 2001. The Company received $18,000,000 for the tender of its shares on May 11, 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement upon completion of the merger in June 2001.

          The Senior Secured Term Loan, with a remaining balance of $14,059,000, was fully repaid in May 2001 with a portion of the proceeds from the sale of the Hallwood Energy investment.

          During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001. Several factors contributed to the Company's cash flow needs, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and tax sharing payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations in December 2000 and sold its Hallwood Energy investment in May 2001. Management believes that these strategies will allow the Company to return to profitability with sufficient liquidity. In addition, the principal stockholder committed to loan the Company additional funds during the balance of 2001, if required.

          As a result of certain hotel properties of the Company being placed into receivership, the Company determined that a technical default occurred under the terms of the Indenture for the 10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the "Notice") to debentureholders on July 27, 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default. If the default is waived and the Company has deposited sufficient funds to pay overdue interest and other costs, then the majority holders may rescind and annul the declaration of acceleration and its consequences. The Company intends to solicit such a waiver from the debentureholders. There can be no assurance that a waiver will be obtained however. See also Note 5.

          In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000. Accordingly, the Company has accrued this obligation as of June 30, 2001. The court's judgment is not final until all rehearings and appeals have been exhausted.

          The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 30,035 of its HRP limited partnership units to secure certain capital leases. 330,432 HRP units, and the Company's real estate subsidiaries are unencumbered and are available to serve as collateral for any new credit facilities.

          Brookwood maintains a revolving line of credit facility which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At June 30, 2001, Brookwood had $570,000 of unused borrowing capacity on its revolving line of credit. In the year ended December 31, 2000, the Company received a cash dividend of $400,000 from Brookwood and tax sharing payments of $200,000. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Although Brookwood was in compliance with its loan covenants at December 31, 2000, projections indicated that Brookwood may not be able to maintain its cash flow coverage ratio covenant during 2001. Brookwood did not achieve its coverage ratio for the 2001 first quarter. In April 2001, Brookwood obtained a waiver of this violation. Brookwood was in compliance with its coverage ratio covenant for the 2001 second quarter.

          In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. As of June 30, 2001, no contingent amounts were owed.

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

          As a result of the receipt of cash proceeds from the sale of its Hallwood Energy investment and its ability to obtain new credit facilities, the Company believes it has sufficient liquidity to meet its continuing obligations.

FORWARD-LOOKING STATEMENTS

          In the interest of providing stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products and market new and existing products. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes to the Company's market risks during the three months ended June 30, 2001, other than the elimination of market risks associated with its former Hallwood Energy affiliate.

          The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of June 30, 2001, the Company's total outstanding loans and debentures payable of $23,840,000 (excluding debt associated with the discontinued hotel operations) were comprised of $10,468,000 of fixed rate debt and $13,372,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of two percentage points would cause an annual loss in income and cash flows of approximately $477,000, assuming that outstanding debt remained at current levels.

          The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of June 30, 2001, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

Item

     1    Legal Proceedings

          Reference is made to Note 10 to the Company's consolidated financial statements included within this Form 10-Q.

     2    Changes in Securities                                         None

     3    Defaults upon Senior Securities

          (i) Certain of the Company's hotel subsidiaries are in default on term loans associated with the respective hotel properties and foreclosure proceedings have been initiated by the lenders.

          (ii) As a result of the aforementioned hotel properties being placed into receivership, a technical default occurred under the terms of the Indenture for the 10% Debentures.

     4    Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 17, 2001, stockholders voted on two proposals:

          (i) To elect two directors, one of which is to hold office for one year and one of which is to hold office for three years and until a successor is elected and qualified:

                Nominee Director       Votes For     Against     Term of Office
                ----------------       ---------     -------     --------------
               Charles A. Crocco, Jr.  1,390,226      5,974         one year
               J. Thomas Talbot        1,389,726      6,474        three years

          (ii) To amend the 1995 stock option plan:

                                       Votes For     Against        Abstain
                                       ---------     -------        -------
                                       1,362,836      29,164         4,200

     5    Other Information                                             None

     6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (i)  10.24 -- Letter from Trustee, dated July 27, 2001, regarding
                             Notice of Declaration of Acceleration Due to Event of Default to Holders of the 10% Collateralized Subordinated Debentures, filed herewith

          (b)  Reports on Form 8-K

               (i) Dated July 25, 2001 -- Disclosure of judicial decision in Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (c.a. No. 15754)

               (ii) Dated July 27, 2001 -- Disclosure of technical default regarding 10% Collateralized Subordinated Debentures, including Trustee's Notice to Debentureholders dated July 27, 2001.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE HALLWOOD GROUP INCORPORATED


Dated: August 13, 2001                    By:       /s/ Melvin J. Melle
                                              ------------------------------
                                              Melvin J. Melle, Vice President
                                              (Duly Authorized Officer and
                                                 Principal Financial and
                                                   Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.24     Letter from Trustee, dated July 27, 2001, regarding Notice of
          Declaration of Acceleration Due to Event of Default to Holders of the
          Company's 10% Collateralized Subordinated Debentures