Form 10-Q
period 2001-09-30
HALLWOOD GROUP INC
filed 2001-11-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



MARK ONE

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO ________________



FOR THE PERIOD ENDED SEPTEMBER 30, 2001          COMMISSION FILE NUMBER:  1-8303

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

                  1,424,789 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 2001.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


ITEM NO.                 PART I - FINANCIAL INFORMATION                                  PAGE
--------                 ------------------------------                                  ----
   1      Financial Statements (Unaudited):

            Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000..................................................      3

            Consolidated Statements of Operations for the
              Nine Months Ended September 30, 2001 and 2000..........................      5

            Consolidated Statements of Operations for the
              Three Months Ended September 30, 2001 and 2000.........................      7

            Consolidated Statements of Changes in Stockholders' Equity for the
              Nine Months Ended September 30, 2001...................................      9

            Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000..........................     10

            Notes to Consolidated Financial Statements...............................     11

   2      Managements's Discussion and Analysis of
            Financial Condition and Results of Operations............................     24

   3      Quantitative and Qualitative Disclosures about Market Risk.................     31


                           PART II - OTHER INFORMATION

1 thru 6  Exhibits, Reports on Form 8-K and Signature Page...........................     32

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS



                                                       SEPTEMBER 30,  DECEMBER 31,
                                                            2001           2000
                                                       -------------  ------------
REAL ESTATE
    Investments in HRP .............................       $12,318       $ 6,973
    Receivables and other assets
       Related parties .............................           242           165
       Other .......................................            69           268
                                                           -------       -------
                                                            12,629         7,406
TEXTILE PRODUCTS
    Inventories ....................................        15,914        16,413
    Receivables ....................................        14,247        13,170
    Property, plant and equipment, net .............         9,345         9,785
    Other ..........................................         2,248         2,111
                                                           -------       -------
                                                            41,754        41,479
OTHER
    Cash and cash equivalents ......................        12,590           901
    Deferred tax asset, net ........................         7,058         5,333
    Restricted cash ................................           960           937
    Other ..........................................           610         1,424
                                                           -------       -------
                                                            21,218         8,595
                                                           -------       -------

       TOTAL .......................................       $75,601       $57,480
                                                           =======       =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               2001            2000
                                                                           -------------   ------------
REAL ESTATE
    Accounts payable and accrued expenses ............................       $    769        $    777

TEXTILE PRODUCTS
    Loans payable ....................................................         11,850          12,910
    Accounts payable and accrued expenses ............................          8,496           7,195
                                                                             --------        --------
                                                                               20,346          20,105

OTHER
    Interest, litigation and other accrued expenses ..................         10,426           3,820
    10% Collateralized Subordinated Debentures .......................          6,690           6,725
    Deferred revenue - noncompetition agreement ......................          6,444              --
    Convertible loans from stockholder ...............................          4,000           2,500
    Senior Secured Term Loan .........................................             --          15,094
                                                                             --------        --------
                                                                               27,560          28,139

DISCONTINUED OPERATIONS
    Net liabilities - Hotels .........................................          5,105           4,841
    Net assets - Energy ..............................................             --          (9,196)
                                                                             --------        --------
                                                                                5,105          (4,355)
                                                                             --------        --------

       TOTAL LIABILITIES .............................................         53,780          44,666

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding ..................          1,000           1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as Series B             --              --
    Common stock, issued 2,396,149 shares at both dates;
       outstanding 1,424,789 shares at both dates ....................            240             240
    Additional paid-in capital .......................................         54,452          54,416
    Accumulated deficit ..............................................        (19,215)        (27,924)
    Accumulated other comprehensive income ...........................            262              --
    Treasury stock, 971,360 shares at both dates; at cost ............        (14,918)        (14,918)
                                                                             --------        --------

       TOTAL STOCKHOLDERS' EQUITY ....................................         20,821          11,814
                                                                             --------        --------

       TOTAL .........................................................       $ 75,601        $ 57,480
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          ------------------------
                                                                            2001            2000
                                                                          --------        --------
REAL ESTATE
    Fees
       Related parties ............................................       $  4,895        $  4,079
       Other ......................................................            328             382
    Equity income from investments in HRP .........................          1,702             516
                                                                          --------        --------
                                                                             6,925           4,977

    Litigation expense ............................................          2,360              --
    Administrative expenses .......................................          1,426           1,215
    Depreciation and amortization .................................            504             504
                                                                          --------        --------
                                                                             4,290           1,719
                                                                          --------        --------

       Income from real estate operations .........................          2,635           3,258

TEXTILE PRODUCTS
    Sales .........................................................         50,605          55,732
    Equity income from joint venture ..............................            577              --
                                                                          --------        --------
                                                                            51,182          55,732
                                                                          --------        --------

    Cost of sales .................................................         42,696          47,352
    Administrative and selling expenses ...........................          7,754           7,196
    Interest ......................................................            815             869
                                                                          --------        --------
                                                                            51,265          55,417
                                                                          --------        --------

       Income (loss) from textile products operations .............            (83)            315

OTHER
    Fees - amortization of deferred revenue .......................            806              --
    Interest on short-term investments and other income ...........            188              77
                                                                          --------        --------
                                                                               994              77

    Interest expense ..............................................          1,660           2,327
    Administrative expenses .......................................          1,541           1,340
                                                                          --------        --------
                                                                             3,201           3,667
                                                                          --------        --------

       Other loss, net ............................................         (2,207)         (3,590)
                                                                          --------        --------

       Income (loss) from continuing operations before income taxes            345             (17)
       Income taxes ...............................................            927             333
                                                                          --------        --------

       Loss from continuing operations ............................           (582)           (350)

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    ------------------------
                                                                                      2001            2000
                                                                                    --------        --------
    Income (loss) from discontinued operations, net of tax
       Income from discontinued operations - Energy .........................       $ 10,734        $  2,493
       Loss from discontinued operations - Hotels ...........................           (661)         (2,519)
                                                                                    --------        --------
          Income (loss) from discontinued operations ........................         10,073             (26)
    Income (loss) before extraordinary loss and loss from cumulative effect
       of SFAS No. 133 adoption .............................................          9,491            (376)
    Extraordinary loss from early extinguishment of debt ....................           (692)             --
                                                                                    --------        --------

    Income (loss) before loss from cumulative effect of SFAS No. 133 adoption          8,799            (376)
    Loss from cumulative effect of SFAS No. 133 adoption ....................            (40)             --
                                                                                    --------        --------

NET INCOME (LOSS) ...........................................................          8,759            (376)
    Cash dividend on preferred stock ........................................             50              50
                                                                                    --------        --------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ..........................       $  8,709        $   (426)
                                                                                    ========        ========

PER COMMON SHARE
    Basic
       Loss from continuing operations available to common stockholders .....       $  (0.44)       $  (0.28)
       Income (loss) from discontinued operations ...........................           7.07           (0.02)
       Extraordinary loss from early extinguishment of debt .................          (0.49)             --
       Loss from cumulative effect of SFAS No. 133 adoption .................          (0.03)             --
                                                                                    --------        --------

          Net income (loss) available to common stockholders ................       $   6.11        $  (0.30)
                                                                                    ========        ========

    Assuming Dilution
       Loss from continuing operations available to common stockholders .....       $  (0.44)       $  (0.28)
       Income (loss) from discontinued operations ...........................           7.07           (0.02)
       Extraordinary loss from early extinguishment of debt .................          (0.49)             --
       Loss from cumulative effect of SFAS No. 133 adoption .................          (0.03)             --
                                                                                    --------        --------

          Net income (loss) available to common stockholders ................       $   6.11        $  (0.30)
                                                                                    ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ...................................................................          1,425           1,425
                                                                                    ========        ========

    Assuming Dilution .......................................................          1,425           1,425
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          ------------------------
                                                                            2001           2000
                                                                          --------        --------
REAL ESTATE
    Fees
       Related parties ............................................       $  1,154        $  1,220
       Other ......................................................            161             210
    Equity income from investments in HRP .........................            534             167
                                                                          --------        --------
                                                                             1,849           1,597

    Administrative expenses .......................................            388             456
    Depreciation and amortization .................................            168             168
    Litigation expense ............................................             95              --
                                                                          --------        --------
                                                                               651             624
                                                                          --------        --------

       Income from real estate operations .........................          1,198             973

TEXTILE PRODUCTS
    Sales .........................................................         14,895          16,426
    Equity income from joint venture ..............................            475              --
                                                                          --------        --------
                                                                            15,370          16,426

    Cost of sales .................................................         12,720          14,204
    Administrative and selling expenses ...........................          2,515           2,420
    Interest ......................................................            245             287
                                                                          --------        --------
                                                                            15,480          16,911
                                                                          --------        --------

       Loss from textile products operations ......................           (110)           (485)

OTHER
    Fees - amortization of deferred revenue .......................            605              --
    Interest on short-term investments and other income ...........            115              13
                                                                          --------        --------
                                                                               720              13

    Administrative expenses .......................................            722             389
    Interest expense ..............................................            351             780
                                                                          --------        --------
                                                                             1,073           1,169
                                                                          --------        --------

       Other loss, net ............................................           (353)         (1,156)
                                                                          --------        --------

       Income (loss) from continuing operations before income taxes            735            (668)
       Income taxes ...............................................            272              18
                                                                          --------        --------

       Income (loss) from continuing operations ...................            463            (686)


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ----------------------
                                                                                        2001           2000
                                                                                       -------        -------
    Income (loss) from discontinued operations, net of tax
       Income from discontinued operations - Energy ............................       $    --        $ 1,156
       Loss from discontinued operations - Hotels ..............................          (661)        (1,103)
                                                                                       -------        -------
          Income (loss)  from discontinued operations ..........................          (661)            53

    Loss before extraordinary gain .............................................          (198)          (633)
    Extraordinary gain from early extinguishment of debt .......................           118             --
                                                                                       -------        -------

NET LOSS .......................................................................           (80)          (633)
    Cash dividend on preferred stock ...........................................            --             --
                                                                                       -------        -------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ......................................       $   (80)       $  (633)
                                                                                       =======        =======

PER COMMON SHARE
    Basic
       Income (loss) from continuing operations available to common stockholders       $  0.32        $ (0.48)
       Income (loss)  from discontinued operations .............................         (0.46)          0.04
       Extraordinary gain from early extinguishment of debt ....................          0.08             --
                                                                                       -------        -------

          Net loss available to common stockholders ............................       $ (0.06)       $ (0.44)
                                                                                       =======        =======

    Assuming Dilution
       Income (loss) from continuing operations available to common stockholders       $  0.28        $ (0.48)
       Income (loss)  from discontinued operations .............................         (0.34)          0.04
       Extraordinary gain from early extinguishment of debt ....................          0.06             --
                                                                                       -------        -------

          Net loss available to common stockholders ............................       $    --        $ (0.44)
                                                                                       =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ......................................................................         1,425          1,425
                                                                                       =======        =======

    Assuming Dilution ..........................................................         1,973          1,425
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                         ACCUMULATED
                                                     COMMON STOCK          ADDITIONAL                        OTHER
                                                 ----------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                                 SHARES       PAR VALUE     CAPITAL        DEFICIT          INCOME
                                                 ------       ---------    ----------     -----------    -------------
BALANCE, JANUARY 1, 2001 ....................     2,396        $  240      $ 54,416        $(27,924)        $     --
    Net income ..............................                                                 8,759
    Cash dividend on preferred stock ........                                                   (50)
    Pro rata share of stockholders' equity
    transactions related to SFAS No. 133
    from equity investments:
      Cumulative effect .....................                                                                 (4,035)
Realized upon disposition
of Hallwood Energy ..........................                                    36                            3,009
Change in fair value of derivatives .........                                                                  1,302
Amortization of interest rate swap ..........                                                                    (14)
                                                  -----        ------      --------        --------         --------

BALANCE, SEPTEMBER 30, 2001 .................     2,396        $  240      $ 54,452        $(19,215)        $    262
                                                  =====        ======      ========        ========         ========


                                                           TREASURY STOCK              TOTAL
                                                        -------------------         STOCKHOLDERS'
                                                        SHARES         COST            EQUITY
                                                        ------         ----         -------------
BALANCE, JANUARY 1, 2001 ....................             971       $ (14,918)       $ 11,814
    Net income ..............................                                           8,759
    Cash dividend on preferred stock ........                                             (50)
    Pro rata share of stockholders' equity
    transactions related to SFAS No. 133
    from equity investments:
      Cumulative effect .....................                                          (4,035)
Realized upon disposition
of Hallwood Energy ..........................                                           3,045
Change in fair value of derivatives .........                                           1,302
Amortization of interest rate swap ..........                                             (14)
                                                          ---       ---------        --------


BALANCE, SEPTEMBER 30, 2001 .................             971       $ (14,918)       $ 20,821
                                                          ===       =========        ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              --------------------
                                                                                2001         2000
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .....................................................   $  8,759    $   (376)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       (Increase) decrease in deferred tax asset ..........................     (1,725)        170
       Equity in net income of HRP ........................................     (1,702)       (516)
       Depreciation, depletion and amortization ...........................      1,686       1,460
       Amortization of deferred revenue - noncompetition agreement ........       (806)         --
       Extraordinary loss from early extinguishment of debt ...............        692          --
       Loss from cumulative effect of SFAS No. 133 adoption ...............         40          --
       Amortization of deferred gain from debenture exchange ..............        (35)        (32)
       Net change in other assets and liabilities .........................      2,678       1,371
       Net change in textile products assets and liabilities ..............        426       1,808
       Discontinued operations:
          Gain from disposition of Hallwood Energy ........................     (8,725)         --
          Equity in net income of Hallwood Energy .........................     (1,837)     (2,493)
          Decrease in deferred tax asset ..................................      1,453          --
          Net change in other hotel assets and liabilities ................        754         695
          Increase in loss reserve for hotels .............................        375          --
          Depreciation and amortization ...................................         --       2,198
          Preferred dividends from Hallwood Energy ........................         --          11
                                                                              --------    --------
              Net cash provided by operating activities ...................      2,033       4,296

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment ................       (582)     (1,351)
    Payments for textile products business acquisition ....................         --      (1,479)
    Discontinued operations:
       Proceeds from sale of Hallwood Energy common stock .................     18,000          --
       Proceeds from noncompetition agreement .............................      7,250          --
       Capital expenditures for hotels ....................................         --        (873)
       Purchase of minority shares in energy affiliate ....................         --        (465)
       Proceeds from sale of Hallwood Energy preferred stock ..............         --         303
       Net change in restricted cash for investing activities .............         --         210
                                                                              --------    --------
              Net cash provided by (used in) investing activities .........     24,668      (3,655)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable .......................      1,500       4,500
    Repayment of bank borrowings and loans payable ........................    (16,154)     (4,018)
    Payment of preferred stock dividend ...................................        (50)        (50)
    Discontinued operations:
       Repayment of hotel bank borrowings and loans payable ...............       (308)       (655)
                                                                              --------    --------
              Net cash used in financing activities .......................    (15,012)       (223)
                                                                              --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................     11,689         418

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................        901         926
                                                                              --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $ 12,590    $  1,344
                                                                              ========    ========


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         Statement of Financial Accounting Standards No. 141 - Business Combinations ("SFAS No. 141") is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS No. 142") is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has not yet determined the effect adopting SFAS No. 142 will have on its financial statements. At September 30, 2001, the Company reported $1,456,000 of goodwill associated with the textile products segment and $506,000 of negative goodwill associated with the real estate segment.

         Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") was issued in August 2001. The provisions of SFAS No. 144 are effective for the Company beginning on January 1, 2002. The Company has not yet determined the effect adopting SFAS No. 144 will have on its financial statements.

         Other Comprehensive Income. The components of other comprehensive income for the three months and nine months ended September 30, 2001 are shown as follows (in thousands):


                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                    ------------------    ------------------
Pro rata share of other comprehensive income
from equity investments:
Accumulated other comprehensive income, beginning
    of period ...................................................        $    --                $    --
    Cumulative effect of SFAS No. 133 adoption ..................            276                 (4,035)
    Realized upon disposition of Hallwood Energy ................             --                  3,009
    Change in fair value of derivatives .........................             --                  1,302
    Amortization of interest rate swap ..........................            (14)                   (14)
                                                                         -------                -------

Accumulated other comprehensive income, end of period ...........        $   262                $   262
                                                                         =======                =======


         Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

2.   INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)


                                         AS OF SEPTEMBER 30, 2001             AMOUNT AT               INCOME FROM INVESTMENTS
                                         ------------------------          WHICH CARRIER AT          FOR THE NINE MONTHS ENDED
                                                         COST OR       ---------------------------          SEPTEMBER 30,
                                          NUMBER OF      ASCRIBED      SEPTEMBER 30,  DECEMBER 31,   -------------------------
DESCRIPTION OF INVESTMENT                   UNITS          VALUE           2001           2000          2001           2000
-------------------------                 ---------      --------      -------------  ------------    --------       --------
HALLWOOD REALTY PARTNERS, L.P. ....
- General partner interest ........             --       $  8,650       $  2,101       $  2,529       $     86       $     35
- Limited partner interest ........        330,432          8,799         10,217          4,444          1,616            481
                                                         --------       --------       --------       --------       --------

   Totals .........................                      $ 17,449       $ 12,318       $  6,973       $  1,702       $    516
                                                         ========       ========       ========       ========       ========


         At September 30, 2001, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. The Company's share of the underlying equity in net assets of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

         HRP exceeded its investment, which is being amortized on the straight line basis over 19 years. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of HRP's partners' capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through September 30, 2001, resulted in a $1,639,000 decrease in the carrying value of the HRP investment.

         As further discussed in Note 10, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,891,000 from August 1995. Accordingly, the Company accrued the obligation in the second quarter of 2001. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment has been recorded as an expense, net of the Company's pro rata share of the income that will be reported by HRP. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

         The carrying value of the Company's general partner interest in HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the nine months ended September 30, 2001 and 2000 such amortization was $504,000 in each period.

         The Company has pledged 30,035 HRP limited partner units to secure certain capital leases.

         The quoted market price and the Company's carrying value per limited partner unit (AMEX symbol HRY) at September 30, 2001 were $54.00 and $30.92, respectively. The general partner interest is not publicly traded.

3.   LOANS PAYABLE

         Loans payable at the balance sheet dates are detailed below by business segment (in thousands):


                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                2001           2000
                                                                            -------------  ------------
         Textile Products
           Revolving credit facility, prime + .25% or
               Libor + 3.00%, due December 2002 ........................       $10,000       $10,937
           Acquisition credit facility, prime + 1.00% or
               Libor + 3.25%, due December 2002 ........................         1,000         1,000
           Equipment credit facility, prime + .25% or
               Libor  + 2.75%, due October 2005 ........................           850           973
                                                                               -------       -------
                                                                                11,850        12,910
         Other
           Convertible loans from stockholder, 10% fixed, due at various
               dates from March 2005 to March 2006 .....................         4,000         2,500
           Senior Secured Term Loan, 10.25% fixed, repaid May 2001 .....            --        15,094
                                                                               -------       -------
                                                                                 4,000        17,594

               Total ...................................................       $15,850       $30,504
                                                                               =======       =======

         Further information regarding loans payable is provided below:

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


     Textile Products

         Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of September 30, 2001, Brookwood had an additional $3,425,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement expires in December 2002 and bears interest at Brookwood's option of one-quarter percent over prime (7.00% at September 30, 2001) or Libor plus 3.00% (6.87% at September 30, 2001). The loan agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

         At June 30, 2000 and September 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained a waiver of the violation. The waiver provided for an increase of 0.50% in interest rates on the revolving credit facility and the acquisition credit facility, effective October 2000, restrictions on the payments to the parent company and certain other restrictive provisions. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At December 31, 2000, Brookwood was in compliance with its coverage ratio covenant, however, Brookwood did not achieve its coverage ratio for the 2001 first quarter and obtained a waiver in April 2001. Brookwood was in compliance with its coverage ratio covenant for the 2001 second and third quarters.

         Acquisition Credit Facility. The Key Credit Agreement includes a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. This facility bears interest at Brookwood's option of one percent over prime (7.75% at September 30, 2001) or Libor plus 3.25% (7.12% at September 30, 2001).

         Equipment Credit Facility. The Key Credit Agreement includes a $2,000,000 equipment revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2000. This facility bears interest at Libor + 2.75% (6.62% at September 30, 2001).

         The outstanding balance of the combined Key Bank credit facilities at September 30, 2001 was $11,850,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

         Convertible Loans from Stockholder. In order to provide sufficient funds to meet the Company's cash flow requirements and maintain compliance with the loan covenants contained in the Senior Secured Term Loan, the Company entered into various loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, as indicated below.


                                          LOAN             CONVERSION             MATURITY
               LOAN DATE                 AMOUNT               PRICE                 DATE
         --------------------       --------------       --------------       --------------
         March 2000 .........       $    1,500,000       $        10.13           March 2005
         September 2000 .....            1,000,000                 6.47       September 2005
         March 2001 .........            1,500,000                 6.12           March 2006
                                    --------------

              Total .........       $    4,000,000
                                    ==============

         Significant terms for the three loans include: (i) term of five years;
     (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity date; (iv) unsecured; and (v) convertible into common stock of the Company after a one-year period from the date of issuance at a conversion price equal to 115% of the market price on the date each of the loans was approved by the Company's independent board members.

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

         Balance sheet amounts for the 10% Debentures are detailed below (in thousands):


                                                          SEPTEMBER 30, DECEMBER 31,
                                 DESCRIPTION                  2001          2000
                                 -----------              ------------- -----------
         10% Debentures (face amount) ................       $6,468       $6,468
         Unamortized gain from exchange, net of
            accumulated amortization .................          222          257
                                                             ------       ------

               Totals ................................       $6,690       $6,725
                                                             ======       ======

         As a result of certain hotel properties of the Company being placed into receivership, as further discussed in Note 5, the Company determined that a technical default occurred under the terms of the Indenture for the 10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the "Notice") to debentureholders on July 27, 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default, rescind and annul the declaration of acceleration and its consequences. On October 22, 2001, the Company announced that a solicitation of its bondholders, which began on September 24, 2001, was completed and that bondholders consented to grant the waiver and rescind and annul the acceleration. The overdue interest was subsequently deposited with the Trustee to be paid on November 30, 2001 to holders of record on November 20, 2001. The payment will consist of interest that was to have been paid on July 31, 2001 and October 31, 2001, which the Company was prohibited from paying by the Indenture during the default, together with default interest on those amounts at the rate of 10% per annum.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


5.   DISCONTINUED OPERATIONS - HOTELS

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

         In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites Hotel in Sarasota, Florida. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites Hotel in Oklahoma City, Oklahoma, respectively. In June 2001, the Company transferred the ownership for the Embassy Suites hotel to one of the lenders. The Company continues to operate the GuestHouse Suites Plus hotel in Huntsville, Alabama, subject to significant lease concessions by the landlord, pending the disposition of that leased property. The Company anticipates that it will not receive any amounts in excess of the non-recourse debt outstanding.

         A summary of the net liabilities as of the balance sheet dates and loss from discontinued hotel operations are detailed below (in thousands):


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001            2000
                                                            -------------   ------------
         Loans payable ................................       $ 11,607        $ 29,350
         Accounts payable and accrued expenses ........          2,072           3,140
         Capital leases ...............................          1,481           1,774
         Properties, net ..............................         (7,600)        (25,783)
         Receivables and other assets .................           (432)         (1,639)
         Restricted cash ..............................           (483)           (701)
         Deferred tax asset ...........................         (1,540)         (1,300)
                                                              --------        --------

             Net liabilities of discontinued operations       $  5,105        $  4,841
                                                              ========        ========


                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                             ------------------------        ------------------------
                                                               2001            2000            2001             2000
                                                             --------        --------        --------        --------
         Sales .......................................       $  1,523        $  4,360        $  8,357        $ 14,338
         Expenses
              Operating expenses .....................          1,476           4,056           7,369          12,604
              Interest expense .......................            319             674           1,614           2,055
              Provision for losses ...................            729              --             375              --
              Deferred income tax benefit ............           (340)             --            (340)             --
              Depreciation and amortization ..........             --             733              --           2,198
                                                             --------        --------        --------        --------
                  Total expenses .....................          2,184           5,463           9,018          16,857
                                                             --------        --------        --------        --------

              Loss from discontinued operations ......       $   (661)       $ (1,103)       $   (661)       $ (2,519)
                                                             ========        ========        ========        ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


         The Company anticipates the recording of extraordinary gains from debt extinguishment as hotel dispositions are completed. The Company estimates that the results of discontinued operations from the December 31, 2000 measurement date to the expected final disposition of the various hotels will be a loss. Accordingly, such amount has been accrued through December 31, 2001, although these operating losses are expected to be offset by anticipated extraordinary gains from debt extinguishment when the dispositions are completed.

         The Company reported an extraordinary gain from debt extinguishment of $216,000 (net of $100,000 deferred tax expense) in connection with the disposition of the Holiday Inn hotel in Florida and the Embassy Suites hotel in Oklahoma. Dispositions of the three remaining hotels are not yet completed.

         A summary of the non-recourse loans payable is detailed below (in thousands):



                                                                SEPTEMBER 30, DECEMBER 31,
                       DESCRIPTION                                  2001          2000
                       -----------                              ------------- -----------
         Term loan, 7.86% fixed, due January 2008 .........       $ 6,514       $ 6,512
         Term loan, 8.20% fixed, due November 2007 ........         5,093         5,093
         Term loan, 7.50% fixed, due October 2008 .........            --        16,742
         Term loan, Libor + 7.5%, due October 2005 ........            --         1,003
                                                                  -------       -------

              Total .......................................       $11,607       $29,350
                                                                  =======       =======

         As previously discussed, certain of the Company's subsidiaries are in default on each of these term loans and foreclosure procedures have been initiated by the lenders.

         Capital Leases. The Company has guaranteed the capital lease obligations for the three GuestHouse Suites hotels by pledging 30,035 limited partner units of HRP with a market value of $1,682,000 at September 30, 2001. The combined monthly lease payments are $46,570 and are current through October 2001. The leases commenced January 2000 and expire December 2004, bear an effective interest rate of 12.18% and have an outstanding balance of $1,481,000 and $1,774,000 at September 30, 2001 and December 31, 2000, respectively.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

         A summary of the net assets as of the balance sheet dates and income from discontinued energy operations, are detailed below (in thousands):


                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         2001           2000
                                                                     -------------  ------------
         Investment in Hallwood Energy .........................       $    --       $(7,403)
         Deferred tax asset ....................................            --        (1,793)
                                                                       -------       -------

             Net (assets) of discontinued energy operations ....       $    --       $(9,196)
                                                                       =======       =======




                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30
                                                                            -----------------------       ------------------------
                          DESCRIPTION                                         2001           2000           2001            2000
                          -----------                                       --------       --------       --------        --------
         Gain from disposition of investment in Hallwood Energy .....       $     --       $     --       $  8,725        $     --
         Equity income from investment in Hallwood Energy ...........             --          1,156          1,837           2,493
         Deferred federal income tax benefit ........................             --             --            672              --
         Current federal income tax expense .........................             --             --           (400)             --
         State income tax expense ...................................             --             --           (100)             --
                                                                            --------       --------       --------        --------

             Income from discontinued energy operations .............       $     --       $  1,156       $ 10,734        $  2,493
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

         Prior to the disposition of its common stock interest in Hallwood Energy, the Company accounted for its investment using the equity method of accounting, as the Company exercised significant influence over Hallwood Energy's operational and financial policies. The Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment by $4,391,000, which was being amortized at a rate which approximated the depletion rate of Hallwood Energy's reserves. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also recorded its preferred dividends prior to the February 2000 sale of its preferred stock. The Company also recorded its pro rata share of any capital transactions.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

7.   INCOME TAXES

           The following is a schedule of income tax expense for (in thousands):



                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                             ----------------------       ----------------------
                                                              2001            2000         2001            2000
                                                             -------        -------       -------        -------
                    CONTINUING OPERATIONS
         Federal
              Deferred tax ...........................       $   206        $    --       $   740        $   170
              Current tax ............................            36             11            23             38
                                                             -------        -------       -------        -------
                  Sub-total ..........................           242             11           763            208

         State .......................................            30              7           164            125
                                                             -------        -------       -------        -------

                  Total ..............................       $   272        $    18       $   927        $   333
                                                             =======        =======       =======        =======

                        DISCONTINUED OPERATIONS
         Federal
              Deferred tax (benefit) .................       $  (340)       $    --       $(1,012)       $    --
              Current tax ............................            --             --           400             --
                                                             -------        -------       -------        -------
                  Sub-total ..........................          (340)            --          (612)            --

         State .......................................            --             --           100             --
                                                             -------        -------       -------        -------

                  Total ..............................       $  (340)       $    --       $  (512)       $    --
                                                             =======        =======       =======        =======

                           EXTRAORDINARY ITEM
         Federal
              Deferred tax ...........................       $   100        $    --       $   100        $    --
                                                             =======        =======       =======        =======

         The amount of the deferred tax asset (net of valuation allowance) for the Company's continuing operations was $7,058,000 at September 30, 2001. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. The Company also had a deferred tax asset of $1,540,000 associated with its discontinued hotel operations as of September 30, 2001, principally due to the anticipated utilization of the Company's NOLs from the disposition of certain hotel properties.

         State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


8.   SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           ----------------------
                               DESCRIPTION                                                   2001           2000
                               -----------                                                 -------        -------
         Supplemental schedule of non-cash investing and financing activities:
             Pro rata share of stockholders' equity transactions related to SFAS
             No. 133 of equity investments:
                 Cumulative effect .................................................       $(4,035)            --
                 Realized upon disposition of Hallwood Energy ......................         3,009             --
                 Change in fair value of derivatives ...............................         1,302             --
                 Amortization of interest rate swap ................................           (14)            --
                                                                                           -------        -------
                    Accumulated other comprehensive income .........................       $   262             --
                                                                                           =======        =======

             Litigation judgment - additional investment in HRP
                 units, accrued but not paid .......................................       $ 3,417             --

             Other
                 HRP ...............................................................       $    --        $   291
                 Hallwood Energy ...................................................            36             35

         Supplemental disclosures of cash payments:

             Interest paid .........................................................       $ 2,375        $ 4,571
             Income taxes paid .....................................................           723            321

9.   COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands):



                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30
                                                                       ---------------------        ----------------------
                          DESCRIPTION                                   2001           2000           2001            2000
                          -----------                                  -------       -------        -------        -------
         INCOME AVAILABLE TO COMMON STOCKHOLDERS
         Income (loss) from continuing operations ..............       $   463       $  (686)       $  (582)       $  (350)
         Less dividend on preferred stock ......................            --            --            (50)           (50)
                                                                       -------       -------        -------        -------
         Income (loss) from continuing operations - basic ......           463          (686)          (632)          (400)
         Interest from assumed loan conversions ................            87            --             --             --
                                                                       -------       -------        -------        -------
         Income (loss) from continuing operations,
             available to common stockholders ..................       $   550       $  (686)       $  (632)       $  (400)
                                                                       =======       =======        =======        =======

         WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic .................................................         1,425         1,425          1,425          1,425
         Assumed issuance of shares from loan conversions ......           548            --             --             --
         Assumed issuance of shares from exercise of
              stock options ....................................            --            --             --             --
         Assumed repurchase of shares from stock options
             proceeds ..........................................            --            --             --             --
                                                                       -------       -------        -------        -------
         Assuming dilution .....................................         1,973         1,425          1,425          1,425
                                                                       =======       =======        =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


         The impact of the convertible loans from stockholder was anti-dilutive for the periods other than the three month period ended September 30, 2001, due to the loss from continuing operations.

10.  LITIGATION, CONTINGENCIES AND COMMITMENTS

         Reference is made to Notes 9 and 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2000.

         Beginning in 1997, the Company and its HRP affiliate have been defendants in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The suit was dismissed in April 2001. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that
     (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to the Company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995 to HRP. The amount represents what the court determined was an underpayment by the Company. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

         In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. In February 2001, the Court rendered a decision in favor of the defendants and the Court ordered the complaint dismissed. HRP filed a Notice of Appeal in March 2001 with respect to the dismissal of the complaint. Both parties have filed briefs with the Second Circuit, but the oral argument has not been scheduled.

         In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


     trial was held in June 2001 in the Delaware Court of Chancery. The parties submitted post-trial briefings in September 2001. Management is not able to predict the outcome of the litigation.

         The Company is currently a defendant in two lawsuits in connection with the disposition of certain hotel properties. The plaintiffs allege violations of franchise and lease agreements and seek damages of approximately $1,500,000. Management believes that the claims are without merit and intend to defend the cases vigorously. Management is not able to predict the outcome of the litigation.

         In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The contingent obligation in the amount of $3,054,000 at September 30, 2001, is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $199,000 and $205,000 for the nine months ended September 30, 2001 and 2000, respectively.

         In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000 based on specified levels of earnings over the next four years. No amounts are currently due under the contingency portion of the purchase agreement.

11.  SEGMENT AND RELATED INFORMATION

         The following represents the Company's reportable segment operations for the nine months ended September 30, 2001 and 2000, respectively (in thousands):



                                                             REAL          TEXTILE                       DISCONTINUED     CONSOL
                                                            ESTATE         PRODUCTS         OTHER         OPERATIONS      -IDATED
                                                           --------        --------        --------      ------------   ----------
         NINE MONTHS ENDED SEPTEMBER 30, 2001
         Total revenue from external sources .......       $  6,925        $ 51,182        $    994                     $ 59,101
                                                           ========        ========        ========                     ========

         Operating income (loss) ...................       $  2,635        $    (83)                                    $  2,552
                                                           ========        ========
         Unallocable expenses, net .................                                       $ (2,207)                      (2,207)
                                                                                           ========                     --------
         Income from continuing operations
            before income taxes ....................                                                                    $    345
                                                                                                                        ========
         Income from discontinued operations .......                                                      $ 10,073      $ 10,073
                                                                                                          ========      ========

         NINE MONTHS ENDED SEPTEMBER 30, 2000
         Total revenue from external sources .......       $  4,977        $ 55,732        $     77                     $ 60,786
                                                           ========        ========        ========                     ========

         Operating income ..........................       $  3,258        $    315                                     $  3,573
                                                           ========        ========
         Unallocable expenses, net .................                                       $ (3,590)                      (3,590)
                                                                                           ========                     --------
         Loss from continuing operations
            before income taxes ....................                                                                    $    (17)
                                                                                                                        ========
         Loss from discontinued operations .........                                       $    (26)                    $    (26)
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

         The Company reported a net loss of $80,000 for the third quarter ended September 30, 2001, compared to a net loss of $633,000 in 2000. Revenue from continuing operations for the 2001 third quarter was $17,939,000, compared to $18,036,000 in 2000. Net income (loss) and revenue from continuing operations for the nine months was $8,759,000 and $59,101,000, compared to $(376,000) and $60,786,000 in 2000, respectively.

         Following is an analysis of the results of continuing operations by the real estate and textile products business segments, and the discontinued operations for the hotel and energy business segments.

     REAL ESTATE

         The real estate segment reported income of $1,198,000 for the third quarter and $2,635,000 for the nine month period of 2001, compared to income of $973,000 and $3,258,000 in 2000, respectively.

         Revenues. Fee income of $1,315,000 for the 2001 third quarter decreased by $115,000, or 8%, from $1,430,000 in 2000. Fee income of $5,223,000 for the nine months increased by $762,000, or 17%, from $4,461,000 for similar period in 2000. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The increase was due primarily to higher leasing fees in the 2001 periods.

         Equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. For the 2001 third quarter, the Company reported equity income of $534,000, compared to $167,000 in 2000. For the nine months, income was $1,702,000, compared to $516,000 in 2000. The increases resulted principally from gains from property sales by HRP in the 2001 first quarter. Litigation costs reported by HRP decreased in the 2001 third quarter due to the conclusion of the trial discussed below. The 2001 equity income was exclusive of the Company's $108,000 pro rata share of HRP's extraordinary loss from early extinguishment of debt and its $40,000 pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption, both of which are reported separately.

         Expenses. Litigation expense of $95,000 and $2,360,000 was recorded in the 2001 third quarter and nine month periods, respectively. As further discussed in Note 10, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000. Accordingly, the Company accrued the obligation as of June 30, 2001. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment has been recorded as an expense, net of the Company's pro rata share of the income that will be reported by HRP. In the 2001 third quarter, the Company recorded $95,000 of post-judgment interest expense. The Company paid $6,405,000 (including post-judgment interest) to HRP in October 2001.

         Administrative expenses of $388,000 decreased by $68,000, or 15%, in the 2001 third quarter, compared to $456,000 in 2000. For the nine months, the increase was $211,000 to $1,426,000, from $1,215,000 in 2000. The fluctuations were primarily attributable to the payments of commissions to third party brokers associated with leasing income.

         Amortization expense of $168,000 for the third quarter, and $504,000 for the nine months in both the 2001 and 2000 periods relate to the Company's general partner investment in HRP to the extent allocated to management rights.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     TEXTILE PRODUCTS

         The textile products segment reported losses of $110,000 and $83,000 for the third quarter and nine month periods of 2001, compared to a loss of $485,000 and income of $315,000 in 2000, respectively.

         Revenue. Sales of $14,895,000 decreased $1,531,000, or 9%, in the 2001 third quarter, compared to $16,426,000 in the 2000 quarter. The comparative nine month sales decreased by $5,127,000, or 9%, to $50,605,000 from $55,732,000 in the 2000 period. The sales decreases were principally in the distribution business as a result of lower overall demand and the continued trend of U.S. customers moving production out of the country. The decreases were partially offset by increased revenues from new customers and new production processes.

         Equity income from joint venture was $475,000 and $577,000 in the 2001 third quarter and nine month periods, respectively. During 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile-related industry. The joint venture is 50%-owned by each party, with operating and management decision making, and venture profits and losses shared equally by both parties.

         Expenses. Cost of sales of $12,720,000 decreased $1,484,000, or 10%, in the 2001 third quarter, from $14,204,000 in the 2000 quarter. The comparative nine month cost of sales of $42,696,000 decreased by $4,656,000, or 10%, compared to $47,352,000 in 2000. The decreases in cost of sales were principally the result of the decreases in sales. The higher gross profit margin for the 2001 third quarter (14.6% versus 13.5%) and the nine month periods (15.6% versus 15.0%) resulted from higher margin sales to new customers and from new production processes.

         Administrative and selling expenses of $2,515,000 increased by $95,000, or 4%, in the 2001 third quarter from $2,420,000 for the comparable 2000 period. The nine month amount of $7,754,000 increased by $558,000, or 8%, from $7,196,000 for the comparable 2000 period. The increases resulted from costs incurred in a brief strike at the dying and finishing plant and the development of new products and business.

         Interest expense of $245,000 decreased by $42,000, or 15%, for the 2001 third quarter from $287,000 in 2000, due to lower interest rates. The nine month amount of $815,000 decreased by $54,000, from $869,000 for the comparable 2000 period.

     OTHER

         The other segment reported a loss of $353,000 and $2,207,000 for the third quarter and nine month periods of 2001, compared to a loss of $1,156,000 and $3,590,000 in 2000, respectively.

         Revenue. Fee revenue of $605,000 in the 2001 third quarter and $806,000 for the nine month period is attributable to the amortization of deferred revenue resulting from the $7,250,000 noncompetition fee received in connection with the sale of the Company's investment in Hallwood Energy. It is being amortized over a three-year period commencing June 1, 2001.

         Interest on short-term investments and other income increased by $102,000 to $115,000 for the 2001 third quarter from $13,000 in 2000. For the nine months, the amounts increased by $111,000 to $188,000 from $77,000. The increases resulted from increased interest income on invested funds from the sale of Hallwood Energy.

         Expenses. Interest expense in the amount of $351,000 for the 2001 third quarter decreased by $429,000 from the prior year amount of $780,000. For the nine months, interest expense decreased by $667,000 to $1,660,000 from $2,327,000 in 2000. The decreases were primarily due to the principal amortization on the Senior Secured Term Loan and its payoff in May, 2001 with a portion of the proceeds from the sale of Hallwood Energy.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Administrative expenses of $722,000 for the 2001 third quarter increased by $333,000, from the prior-year amount of $389,000. For the nine months, administrative expenses increased by $201,000 to $1,541,000 from $1,340,000 in 2000. The increases are primarily attributable to consulting and other professional fees.

     INCOME TAXES

         Income taxes from continuing operations was $272,000 for the 2001 third quarter, compared to $18,000 in 2000. The 2001 third quarter included a $206,000 non cash federal deferred charge, a $36,000 federal charge and $30,000 for state taxes. The 2000 quarter included an $11,000 federal current charge and $7,000 for state taxes. Income taxes were $927,000 for the 2001 nine months period, compared to expense of $333,000 in 2000. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

         For its discontinued operations, the Company recorded a deferred income tax benefit of $340,000 in the 2001 third quarter. For the nine months the Company recorded net tax benefit of $512,000, including a deferred income tax benefit of $1,012,000, principally due to the utilization of the Company's NOL's from the sale of its investment in Hallwood Energy, a federal current charge of $400,000 and $100,000 for state taxes.

         As of September 30, 2001, the Company had approximately $75,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $25,290,000 of the NOLs prior to their ultimate expiration in the year 2011.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DISCONTINUED OPERATIONS - HOTELS

         In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The company's hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three months and nine months ended September 30, 2001 and 2000 are presented below:


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30
                                                     ------------------------        ------------------------
                          DESCRIPTION                  2001            2000            2001             2000
                          -----------                --------        --------        --------        --------
         Sales ...............................       $  1,523        $  4,360        $  8,357        $ 14,338

         Expenses
             Operating expenses ..............          1,476           4,056           7,369          12,604
             Interest expense ................            319             674           1,614           2,055
             Provision for losses ............            729              --             375              --
             Deferred income tax benefit .....           (340)             --            (340)             --
             Depreciation and amortization ...             --             733              --           2,198
                                                     --------        --------        --------        --------
                 Total expenses ..............          2,184           5,463           9,018          16,857
                                                     --------        --------        --------        --------

             Loss from discontinued operations       $   (661)       $ (1,103)       $   (661)       $ (2,519)
                                                     ========        ========        ========        ========

         Revenue. Sales of $1,523,000 in the 2001 third quarter decreased by $2,837,000, from the year-ago amount of $4,360,000. For the nine months, the decrease was $5,981,000 to $8,357,000, compared to $14,338,000 in 2000.
     The decreases were primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida, and the June 2001 transfer of hotel ownership to one of the lenders for the Embassy Suites hotel in Oklahoma City, Oklahoma.

         Expenses. Operating expenses of $1,476,000 for the 2001 third quarter were down $2,580,000 from $4,056,000 in 2000. For the nine months, operating expenses decreased by $5,235,000 to $7,369,000 from $12,604,000 in 2000. The decreases were primarily due to the aforementioned disposition of the Longboat Key Holiday Inn and Oklahoma City Embassy Suites hotels. Interest expense of $319,000 in the 2001 third quarter and $1,614,000 for the nine months were down compared to the 2000 amounts of $674,000 and $2,055,000, respectively, due to the disposition of the Embassy Suites hotel. Receivers have been appointed for the two remaining hotels owned by the Company, although foreclosures and/or dispositions have not yet been completed. The Company continues to operate the GuestHouse Suites hotel in Huntsville, Alabama subject to significant lease concessions granted by the landlord. Depreciation and amortization expense was not recorded for the 2001 periods due to the classification of the hotel operations as a discontinued operation. The expense for the 2000 third quarter and nine month periods were $733,000 and $2,198,000, respectively.

         The Company anticipates the recording of extraordinary gains from debt extinguishment as hotel dispositions are completed. The Company estimates that the results of discontinued operations from the December 31, 2000 measurement date to the expected final disposition of the various hotels will be a loss. Accordingly, such amount has been accrued through December 31, 2001, although these operating losses are expected to be offset by anticipated gains from debt extinguishment when the dispositions are completed.

         The Company reported an extraordinary gain from debt extinguishment of $216,000 (net of $100,000 deferred tax expense) in connection with the disposition of the Holiday Inn hotel in Florida and the Embassy Suites hotel in Oklahoma. Dispositions of the three remaining hotels are not yet completed.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DISCONTINUED OPERATIONS - ENERGY

         In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, an indirect subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, energy operations have been segregated from the Company's continuing operations and reported as a single line item - Income from Discontinued Operations. Operations for the three months and nine months ended September 30, 2001 and 2000 are presented below:


                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30
                                                                      -----------------------       ------------------------
                          DESCRIPTION                                  2001            2000           2001            2000
                          -----------                                 --------       --------       --------        --------
         Gain from disposition of investment in Hallwood Energy       $     --       $     --       $  8,725        $     --
         Equity income from investment in Hallwood Energy .....             --          1,156          1,837           2,493
         Deferred federal income tax benefit ..................             --             --            672              --
         Current federal income tax expense ...................             --             --           (400)             --
         State income tax expense .............................             --             --           (100)             --
                                                                      --------       --------       --------        --------

             Income from discontinued operations ..............       $     --       $  1,156       $ 10,734        $  2,493
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

     EXTRAORDINARY GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

         In the 2001 third quarter, the Company recognized an extraordinary gain from early extinguishment of debt of $118,000, of which $216,000 was attributable to the transfer of the ownership rights to the Oklahoma City Embassy Suites hotel to the mezzanine lender, partially offset by a $98,000 loss from the recognition of the Company's pro rata share of an extraordinary loss reported by HRP. In the 2001 nine months, the Company recognized an extraordinary loss from early extinguishment of debt of $692,000, including the write off of $800,000 in unamortized deferred loan costs associated with the repayment of the Senior Secured Term Loan, the aforementioned $216,000 gain associated with its hotels and $108,000 from its share of HRP's extraordinary loss.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at September 30, 2001 totaled $12,590,000.

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

         As a result of certain hotel properties of the Company being placed into receivership, the Company determined that a technical default occurred under the terms of the Indenture for the 10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the "Notice") to debentureholders on July 27, 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default, rescind and annul the declaration of acceleration and its consequences. On October 22, 2001, the Company announced that a solicitation of its bondholders, which began September 24, 2001, was completed and the bondholders consented to grant the waiver and rescind and annul the acceleration. The overdue interest was subsequently deposited with the trustee to be paid on November 30, 2001 to holders of record on November 20, 2001. The payment will consist of the interest that was to have been paid on July 31, 2001 and October 31, 2001, which the Company was prohibited from paying by the Indenture during the default, together with default interest on those amounts at the rate of 10% per annum. See also
     Note 5.

         In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,891,000. Accordingly, the Company accrued this obligation as of June 30, 2001. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP subject to an arrangement that it be returned in full or part if the judgement is modified or reversed on appeal.

         The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 30,035 of its HRP limited partnership units to secure certain capital leases. The Company's real estate subsidiaries and 300,397 HRP units are unencumbered, which are available to serve as collateral for any new credit facilities.

         Brookwood maintains a revolving line of credit facility which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At September 30, 2001, Brookwood had $3,425,000 of unused borrowing capacity on its revolving line of credit. In the year ended December 31, 2000, the Company received a cash dividend of $400,000 from Brookwood and tax sharing

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     payments of $200,000. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement.

         Although Brookwood was in compliance with its loan covenants at December 31, 2000. Brookwood did not achieve its cash flow coverage ratio covenant for the 2001 first quarter. In April 2001, Brookwood obtained a waiver of this violation. Brookwood was in compliance with its coverage ratio covenant for the 2001 second and third quarters.

         In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. As of September 30, 2001, no contingent amounts were owed.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risks during the nine months ended September 30, 2001, other than the elimination of market risks associated with its former Hallwood Energy affiliate.

         The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of September 30, 2001, the Company's total outstanding loans and debentures payable of $22,318,000 (excluding debt associated with the discontinued hotel operations) were comprised of $10,468,000 of fixed rate debt and $11,850,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $223,000, assuming that outstanding debt remained at current levels.

         The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of September 30, 2001, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item

1  Legal Proceedings

   Reference is made to Note 10 to the Company's consolidated financial statements included within this Form 10-Q.

2  Changes in Securities

   Reference is made to Note 4 to the Company's consolidated financial statements included within this Form 10-Q, wherein bondholders for the 10%
   Debentures have granted a waiver to a previously reported technical default.

3  Defaults upon Senior Securities

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

4  Submission of Matters to a Vote of Security Holders
                                                                                          None

5  Other Information
                                                                                          None

6  Exhibits and Reports on Form 8-K
                                                                                          None

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE HALLWOOD GROUP INCORPORATED



Dated: November 14, 2001         By: /s/ Melvin J. Melle
                                    -------------------------------
                                    Melvin J. Melle, Vice President
                                     (Duly Authorized Officer and
                                        Principal Financial and
                                          Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
------              -----------

                    NONE
