Form 10-K
period 2001-12-31
HALLWOOD GROUP INC
filed 2002-04-16
CIK 355766

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



                    FOR THE TRANSITION PERIOD FROM           TO

FOR THE YEAR ENDED DECEMBER 31, 2001              COMMISSION FILE NUMBER: 1-8303

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
                                 (214) 528-5588

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                --------------                   -----------------------------------------
        Common Stock ($.10 par value)                     American Stock Exchange
  10% Collateralized Subordinated Debentures              New York Stock Exchange
              Due July 31, 2005

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                       TITLE OF CLASS
                                       --------------
                             Series B Redeemable Preferred Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock, $.10 par value per share, held by non-affiliates of the registrant, based on the closing price of $6.00 per share on March 22, 2002 on the American Stock Exchange, was $3,803,000.

    1,361,343 shares of Common Stock, $.10 par value per share, were outstanding at March 22, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    2
Item 2.     Properties..................................................    8
Item 3.     Legal Proceedings...........................................    9
Item 4.     Submission of Matters to a Vote of Security Holders.........    9

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   10
Item 6.     Selected Financial Data.....................................   10
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   12
Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   22
Item 8.     Financial Statements and Supplementary Data.................   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   23

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   23
Item 11.    Executive Compensation......................................   24
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   24
Item 13.    Certain Relationships and Related Transactions..............   24

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   24

                                     PART I

ITEM 1.  BUSINESS

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (AMEX:HWG), a Delaware corporation, is a holding company that classifies its continuing operations into two business segments: real estate and textile products. Financial information for each industry segment is set forth in Note 19 to the consolidated financial statements. In March 2001, the Company announced the sale of its energy business which closed in the second quarter of the year; therefore, this former segment has been reported as a discontinued operation for all years presented herein. In December 2000, the Company decided to dispose of its hotel properties; therefore, apart from the one leasehold property it retained and continues to operate, this former segment has also been reclassified as a discontinued operation in the statement of operations and hotels held for sale on the balance sheet. Operations of the remaining leased hotel property are reported as other continuing operations in the statement of operations and hotel held for use on the balance sheet.

     Real Estate. Real estate operations are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC ("Hallwood Realty") and Hallwood Commercial Real Estate, LLC ("HCRE"). Hallwood Realty is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded, master limited partnership (AMEX:HRY). At December 31, 2001, HRP owned fourteen real estate properties in six states containing 5,073,000 net rentable square feet. The HRP Form 10-K for the year ended December 31, 2001 is included elsewhere within this document.

     Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. Hallwood Realty and HWG, LLC account for its ownership in HRP using the equity method of accounting, recording its pro rata share of net income (loss) and partners' capital transactions reported by HRP.

     Real estate accounted for 10% of the Company's total revenues from continuing operations in 2001, compared to 8% in 2000 and 10% in 1999.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Brookwood principally operates as a converter in the textile industry, purchasing fabric from mills that is dyed and finished at its own plant, located in Kenyon, Rhode Island, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood is one of the largest coaters of woven nylons in the United States and the only converter that services multifaceted market segments including consumer, industrial, medical and military products. Brookwood is known for its extensive, in-house expertise in high-tech and high-fashion fabric development, and is a major supplier of specialty fabric to the U.S. military.

     The Brookwood Roll Goods Division serves manufacturers by maintaining an extensive in-stock, short-lot service on woven nylon and polyester fabrics and is able to provide shipment on a same day/next day basis. The First Performance Fabric Division buys and sells short lots, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at discount prices.

     Textile products accounted for 86% of the Company's total revenues from continuing operations in 2001, compared to 90% in 2000 and 87% in 1999.

     Other. Other revenues include hotel revenues, amortization of deferred revenue, interest and other income and fee income from related party. In December 2001, the Company determined that it would retain its leasehold interest in the 112-room GuestHouse Suites Plus hotel in Huntsville, Alabama and continues to operate the hotel. Results have been reclassified to the other segment, and accounted for 2% of the Company's total revenues from continuing operations for each of the three years presented herein. Hotel assets have also been reclassified in the consolidated balance sheet as held for use. Amortization of deferred revenue relates to the noncompetition agreement entered into in June 2001, in connection with the Company's sale of its energy investment. Interest and other income includes interest earned on short-term investments and miscellaneous income. Fee income from related party related to a consulting contract with a former energy affiliate that was canceled in June 1999.

     Other expenses include administrative, interest, hotel and cost from separation agreement. Administrative expenses include consulting fees paid to HSC Financial Corporation, as entity associated with the Company's chairman, Anthony J. Gumbiner, and general costs of operating a public company. Interest expense relates principally to the 10% Debentures, loans from principal stockholder and the Company's obligation in connection with the separation agreement among the Company, a former officer and director and a related trust. Hotel expenses relate only to the leased property the Company retained and continues to operate. The cost from separation agreement represents an increase in the deferred purchase price for anticipated payments to the aforementioned trust.

     Discontinued Operations -- Energy. In March 2001, Hallwood Energy Corporation ("Hallwood Energy") announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., agreed to acquire all the outstanding common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement. Pure commenced its tender offer in April 2001, with an expiration date of May 8, 2001. On May 9, 2001, Pure announced that it had successfully completed its tender offer, and had acquired approximately 85% of the Hallwood Energy common stock and 78% of the Hallwood Energy preferred stock. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. Hallwood Energy was engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood Energy owned interests in properties primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the Permian Basin in West Texas and onshore South Louisiana. The Company has also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential.

     As a result of certain transactions completed in June 1999, the investment in Hallwood Energy was accounted for under the equity method, as the Company exercised significant influence over Hallwood Energy's operational and financial policies. In accordance with the equity method of accounting, the Company recorded its pro-rata share of Hallwood Energy's net income available to common stockholders, its share of preferred dividends and any stockholders' equity transactions.

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

     In December 2000, the Company decided to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures, or by selling or otherwise disposing of its hotel properties. As part of the planned disposition, in December 2000, the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record impairments of $4,000,000 to reduce their carrying values to estimated fair market values.

     In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites hotel in Sarasota, Florida; however, the landlord has since initiated a claim for approximately $750,000 under a parent company guaranty which is presently in discovery. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites hotel in Oklahoma City, Oklahoma. In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby the Company transferred its capital stock ownership of Hallwood Hotels -- OKC, Inc., the entity that owned the Embassy Suites hotel to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan. The Company reported the transaction as a gain from extinguishment of debt in the amount of $216,000, net of deferred tax expense. However, the franchiser subsequently asserted a contract claim for approximately $800,000 in liquidated damages which is presently in mediation. As of December 31, 2001, the Company operated three remaining hotel properties and recorded additional impairments of $935,000. The Company determined it would retain its leasehold interest in the GuestHouse Suites Plus hotel located in Huntsville, Alabama, the results of which have been reported in continuing operations.

     In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites Plus hotel in Tulsa, Oklahoma. The Company received no cash proceeds from the sale; however, concurrent with the sale, it entered into a loan modification and assumption agreement which, among other terms, included a release that discharged the Company from any further loan obligations. It is anticipated that the Company will recognize a gain from extinguishment of debt of approximately $1,600,000, net of deferred tax expense. In February 2002, the lender for the GuestHouse Suites Plus hotel in Greenville, South Carolina obtained a judgement of foreclosure of its non-recourse mortgage, allowing for a sale of the property scheduled for May 2002, and waiving its right to a deficiency judgement against the Company. It is anticipated that upon completion of the foreclosure, the Company will recognize a gain from extinguishment of debt of approximately $1,900,000, net of deferred tax expense.

RISKS, COMPETITION AND OTHER FACTORS

     If the Company cannot generate sufficient cash flows from operations, it may need additional capital. If the Company cannot generate enough cash flow from operations to finance its business in the future, it will need to raise additional capital through public or private financing or asset sales. If the Company borrows money, it may be required to agree to restrictions limiting its operating flexibility. If the Company requires additional capital but is not able to obtain such capital, it would have a material adverse effect on its operations.

     Risk of Rising Interest Rates. A portion of the Company's indebtedness bears interest at variable rates. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in rates could increase the Company's interest expense, which could adversely affect cash flow from future operations.

     Influence of Significant Stockholder. The Company's chairman, Anthony J. Gumbiner, is also a significant stockholder. A trust with which Mr. Gumbiner is associated owns 53% of the Company's outstanding common stock (56% including stock options held by Mr. Gumbiner) as of December 31, 2001. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

     Restrictions on Stock Transfers and Ownership Limits. The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits. The restriction prohibits any transfer of common stock to any person that results in ownership in excess of 4.75% of the then outstanding shares. The restrictions can be waived only with the approval of the Company's board of directors.

     Risk of Loan Covenant Violations or 10% Debenture Restrictions. The Company's new Term Loan and Revolving Credit Facility acquired in March 2002, and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Term Loan and Revolving Credit Facility requires a minimum debt service coverage ratio for each rolling four quarter period, as defined, of 1.20 to 1.00, a senior leverage ratio, as defined, of no greater than 2.50 to 1.00 and a minimum collateral value coverage of 200% of the outstanding loan balance. The Company will be subject to such requirements beginning with the quarter ending June 30, 2002. Additionally, Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a minimum debt service coverage ratio of 1.25 to
1.00 and a debt to equity ratio of 45%. The Indenture for the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue, principally the risk associated with a subsidiary commencing receivership, bankruptcy or insolvency proceedings.

     Risk of Litigation. The Company is currently a party to various litigation matters, as described more fully in Item 3 -- Legal Proceedings. An unfavorable decision on the matters could have an adverse effect on the Company. In particular, the Company is a defendant in certain litigation in Delaware state court. The trial court in that matter ruled that the Company pay a judgment in the amount of $3,417,000 to HRP, plus pre-judgment interest of approximately $2,891,000 to HRP. In October 2001, the Company paid $6,405,000, including post-judgment interest of $97,000, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. The plaintiff and certain defendants have appealed the ruling. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     Real Estate. The Company's real estate operations, including its investment in HRP, are subject to risk factors associated with the real estate industry, including the following:

     Concentration Risks. The Company's real estate subsidiaries receive a substantial portion of their revenues from management, leasing and other services provided to HRP. Any adverse effect on HRP's operations could effect the Company through reduced fee income. Further, the early cancellation or non-renewal of the management contracts between HRP and the Company's real estate subsidiaries, which expire in June 2004, would have a material adverse effect on the Company.

     Deterioration in Economic Conditions and the Real Estate Markets Could Impair HRP's Business. The commercial real estate industry depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP's business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP's financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate. HRP's cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessfully appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

     Interest Rate Risks. Because only one of its mortgage loans has a floating interest rate, HRP's exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2001, HRP had mortgage loans totaling $176,224,000 with fixed interest rates from 6.97% to 8.7% (with an effective average interest rate of 8.21%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

     Insurance Risks. Due in large part to the terrorist activities of September 11, 2001, insurance companies are re-examining many aspects of their business, and may consider taking certain actions in the wake of these terrorist activities. Among such actions which insurance companies may take are increasing premiums, mandating higher self-insured retention and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP's ability to obtain appropriate insurance coverages at reasonable costs.

     Environmental Risks. Various national, state and local laws and regulations impose liability on real property owners, such as HRP, for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances. The liability may be imposed even if the original actions were legal and HRP did not know of, or was not responsible for, the presence of such hazardous or toxic substances. HRP may also be solely responsible for the entire payment of the liability if it is subject to joint and several liability with other responsible parties who are unable to pay. Certain HRP properties are known to contain asbestos. Removal of asbestos is not required, because, in all cases, it is cementitious, it is not friable and the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required. HRP may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site. HRP cannot be sure that any of such liabilities to which it may become subject will not have a material adverse effect upon its business, results of operations or financial condition.

     Competition. HRP's properties are subject to substantial competition from similar properties in the vicinity in which they are located. In addition, there are numerous other potential investors seeking to purchase improved real property and many property holders seeking to dispose of real estate with which HRP will compete, including companies substantially larger than HRP and with substantially greater resources.

     Other. HRP's business is subject to other factors: (i) HRP normally would sell properties during relatively strong real estate markets, factors beyond its control could make it necessary for HRP to dispose of properties during weak markets; (ii) HRP has financed its operations with cash flow from profitably operating established properties which would be diminished in a weak rental market, (iii) HRP were required to raise additional funds, it may be required to agree to restrictions limiting its operating flexibility, (iv) HRP has certain loans that require compliance with loan covenants and restrictions, which effect is flexibility, and (iv) HRP is currently a party to certain litigation, the outcome of which is uncertain.

     Textile Products. Brookwood is subject to additional risk factors including the following:

     Supplier Risks. Brookwood purchases a significant amount of the fabric it uses from a small number of suppliers. Brookwood believes that the loss of any one or historically more of its suppliers would not have a long-term material adverse effect on Brookwood, because other manufacturers with whom Brookwood conducts business would be able to fulfill Brookwood's requirements. However, the loss of certain of Brookwood's suppliers could, in the short term, adversely affect Brookwood's business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Brookwood has not experienced any significant disruptions in supply as a result of shortages in the supply fabrics.

     Environmental Risks. Brookwood is subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Brookwood are laws relating to air emissions, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, Brookwood believes that it is currently in substantial compliance with applicable environmental requirements. Brookwood is also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Brookwood is not aware of any releases for which it may be liable under CERCLA or any analogous provision. Actions by federal, state and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Brookwood or otherwise adversely affect demand for its products. Widespread adoption of any prohibitions or restrictions could adversely affect demand for Brookwood's products and thereby have a material adverse effect upon Brookwood.

     Brookwood does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of Brookwood's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

     Patent and Trademark Risks. Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States patent and trademark registrations. Brookwood has a number of patent and trademark applications pending, although no assurance can be given that patents or trademarks will ever be issued from such applications or that any patents or trademarks, if issued, will be determined to be valid. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, has not sought patent or trademark protection and therefore such patents and trademarks could be infringed upon.

     Risks Relating to Competition and Imports. Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements, which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration, represents in excess of 85% of the U.S. market.

     The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization in 1995 has resulted in the phase out of quotas on textiles and apparel through 2005. This phase out will gradually allow more low cost imports to enter the U.S. and, apart from the September 11th terrorist attacks, was a significant reason for the sales decline in 2001.

     U.S. government policy on an overall basis has not been favorable to the U.S. textile industry. Brookwood believes that the increasing flow of imports in the United States is partly due to the U.S. government's strong dollar monetary policy that allows foreign manufacturers to sell in the U.S. while a significant portion of their production costs are denominated in devalued local currencies. Further, Brookwood believes that as a result of the September 11, 2001 tragic events, the U.S. government may grant trade concessions to textile producing nations providing assistance in its war on terrorism. These trade concessions would further harm the U.S. textile industry. There can be no assurance that the impact of such trade agreements will not have a negative impact on Brookwood's sales or that Brookwood will not lose customers to a foreign importer as a result of such agreements.

     Number of Employees. The Company had 546 and 764 employees as of February 28, 2002 and 2001, respectively, comprised as follows:

                                                              FEBRUARY 28,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Continuing Operations
  Hallwood..................................................     5       5
  Brookwood.................................................   401     409
  HCRE......................................................    75      73
  Hotel.....................................................    28      28
  Hallwood Realty...........................................    20      19
                                                               ---     ---
       Total................................................   529     534
Discontinued Operations
  Hotels....................................................    17     230
                                                               ---     ---
       Total................................................   546     764
                                                               ===     ===

     A substantial amount of the salaries and related costs for the employees of HCRE and Hallwood Realty are reimbursed by HRP.

     Brookwood's Kenyon Industries, Inc. subsidiary has entered into a collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 236 employees at its Kenyon plant facilities. The collective bargaining agreement expires on February 29, 2004. Management believes that overall relations with employees are good.

ITEM 2.  PROPERTIES

REAL PROPERTIES

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                           DECEMBER 31, 2001
                                           -------------------------------------------------
                                           OPERATING    NON-OPERATING
PROPERTY TYPE                              PROPERTIES    PROPERTIES      TOTAL    PERCENTAGE
-------------                              ----------   -------------   -------   ----------
Textile Products
  Dyeing and finishing plant -- Rhode
     Island..............................   $ 4,815          $--        $ 4,815        41%
Hotels
  GuestHouse Suites Plus -- South
     Carolina(1).........................     3,782           --          3,782        32
  GuestHouse Suites
     Plus -- Oklahoma(1).................     2,770           --          2,770        23
  GuestHouse Suites Plus -- Alabama(2)...       442           --            442         4
                                            -------          ---        -------      ----
          Subtotal -- hotels.............     6,994           --          6,994        59
Parking Lot -- Texas.....................        --           50             50         *
                                            -------          ---        -------      ----
          Total..........................   $11,809          $50        $11,859       100%
                                            =======          ===        =======      ====

---------------

 *  Less than 1%.

(1) Classified as held for sale on the consolidated balance sheet.

(2) Cost represents purchased leasehold interest and capital improvements and classified as held for use on the consolidated balance sheet.

                                                                DECEMBER 31, 2001
                                                        ----------------------------------
                                                         NUMBER OF
GEOGRAPHIC DISTRIBUTION                                 INVESTMENTS   AMOUNT    PERCENTAGE
-----------------------                                 -----------   -------   ----------
Textile Products
  Rhode Island........................................       1        $ 4,815       41%
Hotels
  South Carolina......................................       1          3,782       32
  Oklahoma............................................       1          2,770       23
  Alabama.............................................       1            442        4
                                                            --        -------      ---
          Subtotal....................................       3          6,994       59
                                                            --        -------      ---
Parking Lot
  Texas...............................................       1             50        *
                                                            --        -------      ---
          Total.......................................       5        $11,859      100%
                                                            ==        =======      ===

---------------

* Less than 1%.

     As of December 31, 2001 no real estate property constituted 10% or more of consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood's revolving credit agreement contains a covenant to reasonably maintain property and equipment.

     Hotel properties have been and will be operated until their disposition under license and, as such, must meet and maintain standards established by the licensor. At any time during the term of the license, the licensor may require modernization, renovation and other upgrading of the hotel. During 1999, renovations were completed to meet the new franchisor's standards for the GuestHouse Suites Plus properties, and were funded by capital reserves, capital lease facilities and working capital. The Company disposed of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma in January 2002, and anticipates the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina in May 2002. The Company intends to continue operating the leased GuestHouse Suites Plus hotel in Huntsville, Alabama. The Company does not plan to make any additional significant investments in these properties.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $.10 par value per share ("Common Stock"), are traded on the American Stock Exchange under the symbol of HWG. There were 797 stockholders of record as of March 22, 2002. Prior to June 22, 2000 the Common Stock had traded on the New York Stock Exchange.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the American and New York Stock Exchanges, as applicable.

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                            2001             2000
                                                        -------------   --------------
QUARTERS                                                HIGH     LOW     HIGH     LOW
--------                                                -----   -----   ------   -----
First.................................................  $6.62   $4.00   $12.19   $8.63
Second................................................   7.45    5.10    10.63    7.69
Third.................................................   7.40    4.85     8.00    5.00
Fourth................................................   6.20    5.15     4.88    2.25

     The Company did not pay cash dividends in 2001 or 2000 and, so long as the Term Loan and Revolving Credit Facility remains outstanding, is restricted from paying cash dividends on its Common Stock.

     The closing price per share of the Common Stock on the American Stock Exchange on March 22, 2002 was $6.00.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              2001      2000       1999      1998       1997
                                             -------   -------   --------   -------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Real estate................................  $ 8,394   $ 6,486   $  9,503   $ 7,813   $  7,206
Textile products...........................   69,579    73,852     80,704    80,343     91,552
Other......................................    3,309     1,628      1,958     5,196      5,443
Associated company(a)......................       --        --         --        --     19,416
                                             -------   -------   --------   -------   --------
                                              81,282    81,966     92,165    93,352    123,617
EXPENSES
Real estate................................    5,110     2,646      2,973     2,807      3,351
Textile products...........................   71,705    73,397     79,139    79,245     89,575
Other......................................    6,592     7,768      7,541     7,675      8,977
Associated company(a)......................       --        --         --        --        607
                                             -------   -------   --------   -------   --------
                                              83,407    83,811     89,653    89,727    102,510
                                             -------   -------   --------   -------   --------
Income (loss) from continuing operations
  before income taxes (benefit)............   (2,125)   (1,845)     2,512     3,625     21,107
Income taxes (benefit).....................    2,423    (1,210)    (1,014)   (3,069)     9,908
                                             -------   -------   --------   -------   --------
Income (loss) from continuing operations...   (4,548)     (635)     3,526     6,694     11,199

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              2001      2000       1999      1998       1997
                                             -------   -------   --------   -------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) from discontinued operations
  Income from discontinued operations --
     energy(b).............................   11,134     2,826        438       407      1,832
  (Loss) from discontinued operations --
     hotels(c).............................   (1,384)   (6,973)    (2,485)   (1,515)      (384)
                                             -------   -------   --------   -------   --------
                                               9,750    (4,147)    (2,047)   (1,108)     1,448
                                             -------   -------   --------   -------   --------
Income (loss) before extraordinary gain
  (loss) and cumulative effect of
  accounting change........................    5,202    (4,782)     1,479     5,586     12,647
Extraordinary gain (loss) from early
  extinguishment of debt...................     (917)      (85)       240     1,481        200
(Loss) from cumulative effect of SFAS No.
  133 adoption.............................      (40)       --         --        --         --
                                             -------   -------   --------   -------   --------
NET INCOME (LOSS)..........................  $ 4,245   $(4,867)  $  1,719   $ 7,067   $ 12,847
                                             =======   =======   ========   =======   ========
INCOME (LOSS) PER COMMON SHARE FROM
  CONTINUING OPERATIONS(d)
  Basic....................................  $ (3.24)  $ (0.48)  $   1.86   $  3.53   $   5.29
  Assuming dilution........................    (3.24)    (0.48)      1.83      3.41       5.09
NET INCOME (LOSS) PER COMMON SHARE
  Basic....................................  $  2.95   $ (3.45)  $   0.89   $  3.73   $   6.07
  Assuming dilution........................     2.95     (3.45)      0.88      3.60       5.84
DIVIDENDS PER COMMON SHARE.................       --        --         --        --         --
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic....................................    1,420     1,425      1,870     1,882      2,109
  Assuming dilution........................    1,420     1,425      1,899     1,947      2,190
FINANCIAL CONDITION
  Total assets.............................  $77,567   $95,923   $101,253   $96,586   $ 77,819
  Loans payable............................   30,750    61,628     61,463    42,521     26,319
  Subordinated debentures..................    6,677     6,725      6,768    21,535     24,292
  Redeemable preferred stock...............    1,000     1,000      1,000     1,000      1,000
  Common stockholders' equity..............   15,883    11,814     17,058    20,938     14,171

---------------

(a) The Company sold its remaining investment in ShowBiz in 1997, which constituted its associated company segment.

(b) In May 2001, the Company sold its investment in Hallwood Energy which has been reclassified and reported as a discontinued operation for all periods presented herein.

(c) The Company's hotel operations consisted of five hotel properties. In December 2000, the Company decided to discontinue and dispose of its hotel segment; however, the Company subsequently determined that it would retain the leasehold interest in one of the hotels. Historical results of the four hotels that have been or will be disposed of have been reclassified to discontinued operations from continuing operations. The one leasehold property that the Company retained has been reported as a continuing operation.

(d) Per share amounts have been recast for the energy and hotel reclassifications.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations. The Company reported net income of $4,245,000 for the year ended December 31, 2001, compared to a net loss of $4,867,000 for 2000, and net income of $1,719,000 for 1999.

     The Company reported a loss from continuing operations of $4,548,000 for 2001 and $635,000 for 2000 and income of $3,526,000 for 1999. Total revenue from continuing operations was $81,282,000 for 2001, $81,966,000 for 2000 and $92,165,000 for 1999.

     Following is an analysis of the results of continuing operations for the real estate and textile products business segments and the discontinued operations for the energy and hotel business segments:

REAL ESTATE

     Revenues. Real estate revenues of $8,394,000 for 2001, $6,486,000 for 2000 and $9,503,000 for 1999, include fee income and equity income (loss) from the Company's investments in HRP.

     Fee income of $6,558,000 for 2001 decreased by $90,000, or 1%, compared to $6,648,000 in 2000. The 2000 fee income decreased by $2,443,000, or 27%, compared to $9,091,000 in 1999. The decrease during 2000 was primarily due to a substantial fee earned in 1999, in connection with the development and leasing of a six-story, 151,000 square foot commercial office building owned by HRP. The Company's Hallwood Realty subsidiary is the general partner of HRP and earns an asset management fee and other fees from HRP properties, which amounted to $609,000 for 2001, $655,000 for 2000 and $619,000 for 1999. The Company's HCRE
subsidiary is responsible for day-to-day on-site property management at all of HRP's properties and other properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees, which amounted to $5,949,000 for 2001, $5,993,000 for 2000 and $8,472,000 for 1999.

     The equity income (loss) from investments in HRP represents the Company's pro-rata share of the net income reported by HRP, adjusted for the elimination of intercompany income and amortization of negative goodwill. The Company recorded equity income of $1,836,000 in 2001, compared to a loss of $162,000 in 2000 and income of $412,000 in 1999. The 2001 increase resulted from gains from property sales by HRP, improved operating performance and reduced administrative costs. The 2001 equity income was exclusive of the Company's $117,000 pro-rata share of HRP's $559,000 extraordinary loss from early extinguishment of debt and its $40,000 pro-rata share of HRP's $192,000 loss from cumulative effect of adopting SFAS No. 133, both of which are reported separately on the statement of operations. The 2000 equity loss resulted from reduced income reported by HRP, partially offset by reduced intercompany income adjustment related to leasing and development fees from HRP, and was exclusive of the Company's $85,000 pro-rata share of HRP's $389,000 extraordinary loss from early extinguishment of debt. The 1999 equity income resulted from higher income reported by HRP.

     Expenses. Real estate expenses of $5,110,000 for 2001, $2,646,000 for 2000 and $2,973,000 for 1999, include litigation expense, administrative expenses and depreciation and amortization.

     Litigation expense of $2,360,000 was recorded in 2001. The Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000. The principal component of the judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and added to the Company's investment in the limited partnership units. The interest component of the judgment amount has been recorded as an expense, after elimination of the Company's $533,000 pro rata share of the income that will be reported by HRP as a result of the payment. The Company paid $6,405,000 (including post-judgment interest) to HRP in October 2001, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

     Administrative expenses increased by $104,000, or 5%, to $2,078,000 for 2001, compared to $1,974,000 for 2000. The 2000 expenses decreased by $327,000, or 14%, compared to $2,301,000 for 1999.

     Amortization expense of $672,000 for each of the three years 2001, 2000 and 1999 relates to Hallwood Realty's general partner interest in HRP to the extent allocated to management rights.

TEXTILE PRODUCTS

     Revenues.  Textile revenues were $69,579,000 in 2001, $73,852,000 in 2000 and $80,704,000 in 1999.

     Sales of $68,894,000 in 2001 decreased by $4,958,000, or 7%, compared to $73,852,000 in 2000 and decreased by $6,852,000, or 9%, in 2000, compared to
$80,704,000 in 1999. The decreases were principally in the distribution business as a result of lower overall demand, the continued trend of U.S. customers moving production out of the country and the September 11th terrorist attacks that adversely impacted luggage and outerwear business, partially offset by increased revenues at the dying and finishing and laminating plants and revenues from new customers and new production processes to diversify Brookwood's product base.

     During 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile-related industry. The joint venture is 50%-owned by Brookwood and 50%-owned by its joint venture partner with operating and management decision making and venture profits and losses shared equally by both parties. As Brookwood does not exercise control over the joint venture, the investment is accounted for utilizing the equity method of accounting. Brookwood's equity income from joint venture was $685,000 in 2001.

     Expenses. Total expenses decreased $1,692,000, or 7%, to $71,705,000 in 2001. The 2000 expenses decreased $5,742,000 to $73,397,000 from $79,139,000 in
1999. Cost of sales decreased $4,016,000 to $58,385,000, or 6%, in 2001. The
2000 cost of sales of $62,401,000 decreased by $6,694,000, or 10%, compared to $69,095,000 in 1999. The gross profit margin was 15.2%, 15.5% and 14.4% in 2001,
2000 and 1999, respectively. The lower margin in 2001 was due to lower volume and lower margin business. The increased margin in 2000 resulted from higher gross profit margins in the distribution business, attributable to a sales decrease in low margin business and increased sales volume of products with higher margins.

     Administrative and selling expenses of $10,756,000 for 2001 increased by $945,000, or 10%, from the 2000 amount of $9,811,000, which increased $687,000, or 8%, compared to the 1999 amount of $9,124,000. The increase in 2001 was attributable to costs related to the development of new business products and costs incurred in a brief strike at the dying and finishing plant and costs associated with the settlement of a contingent obligation in the amount of $375,000. The increase in 2000 was due to expenses associated with new projects, offset by reduced expenses in the distribution businesses.

     Management conducted an analysis of the carrying values of certain intangible assets related to acquisitions made in prior years and determined that Brookwood has suffered an impairment to those values due to recent economic trends and conditions. Accordingly, an impairment charge of $1,446,000 was recorded in December 31, 2001.

     Interest expense decreased by $67,000 to $1,118,000 for 2001, and increased by $265,000 for 2000 to $1,185,000 in 2000 from the 1999 amount of $920,000. The
2001 decrease was principally due to lower interest rates partially offset by higher average borrowings, while the 2000 increase was the result of higher average borrowings and higher interest rates.

OTHER

     Revenues. Total revenues were $3,309,000 in 2001, $1,628,000 in 2000 and $1,958,000 in 1999.

     Hotel revenue from the GuestHouse Suites Plus hotel in Huntsville, Alabama was $1,677,000 in 2001, compared to $1,540,000 in 2000 and $1,614,000 in 1999.
The 9% increase in 2001 was attributable to increased occupancy, partially offset by a reduced average daily rate. The 5% decrease in 2000 compared to 1999, was due to lower occupancy that resulted from substantial renovations commenced in 1999 and completed in 2000.

     Fee revenue of $1,410,000 in 2001 is attributable to the amortization of deferred revenue from the noncompetition agreement received in connection with the sale of the Company's investment in Hallwood Energy. The original $7,250,000 cash payment is being amortized over a three year period which began June 2001.

     Interest and other income in 2001 was $222,000, compared to the 2000 amount of $88,000. The 2001 increase resulted from increased interest income on invested funds from the sale of Hallwood Energy. The 2000 decrease of $15,000, compared to $103,000 in 1999, was attributable to rental income earned from the subleasing of executive office space formerly occupied by an affiliated entity, partially offset by a gain in 2000 on the sale of a miscellaneous investment.

     Fee income of $241,000 for 1999 was attributable to a consulting contract with the Company's former energy affiliate which was terminated in June 1999.

     Expenses. Administrative expenses were $2,279,000 for 2001, compared to $1,837,000 for 2000 and $2,442,000 for 1999. The increase of $442,000, or 23%, in 2001 was primarily attributable to higher consulting and professional fees. The decrease of $605,000, or 24%, in 2000, was primarily due to lower consulting and professional fees, partially offset by the elimination of certain overhead reimbursements from the Company's energy affiliate.

     Interest expense relates to the Company's, 10% Collateralized Subordinated Debentures, former Senior Secured Term Loan, former 7% Collateralized Senior Subordinated Debentures, stockholder loans and interest costs on contingent payments associated with a separation agreement with Mr. Brian M. Troup, the Company's former president and director and a related trust (the "Separation Agreement"). Interest expense of $1,998,000 for 2001 decreased by $1,100,000, or 36%, compared to 2000, interest of $3,098,000. The decrease was primarily due to the principal amortization on the former Senior Secured Term Loan prior to its payoff in May 2001, partially offset by increased interest costs associated with the stockholder loans. Interest expense for 2000 increased $1,854,000, or 149% to $3,098,000, compared to 1999 interest of $1,244,000. The increase was due to
(i) refinancing of the 7% Debentures in December 1999 from proceeds of the Senior Secured Term Loan with a stated interest rate of 10.25% and an effective interest rate of 12.75%, (ii) interest on the contingent payments associated with the Separation Agreement, and (iii) stockholder loans with a fixed interest rate of 10%.

     Hotel expenses relate entirely to the GuestHouse Suites Plus hotel in Huntsville, Alabama, which the Company has retained and continues to operate. Operating expenses decreased by $117,000 in 2001 and by $163,000 in 2000 from the previous years as a result of improved cost controls. Depreciation expense for 2001 declined, due to the adjustment in the depreciable basis from the impairment recorded in 2000. The interest expense is associated with the $827,000 capital lease entered into in December 1999, to finance a substantial renovation of the hotel. The effective interest on the five-year capital lease is 12.75%. In December 2000, the Company evaluated the operations and economic environment of the hotel and determined it was appropriate to record an impairment of $680,000 to the estimated market value of its leasehold interest.

     In 1999, the Company entered into a Separation Agreement with Mr. Brian M. Troup, former president and director of the Company and a related trust. The cost of Separation Agreement in 2001 in the amount of $500,000 represents an increase in the deferred purchase price, in respect to the anticipated payments to Epsilon Trust in 2002, for its 20% share of net cash flow from the Company's, real estate management activities. The cost in 1999 was $1,769,000. Mr. Troup and the Epsilon Trust exchanged their 24% stock ownership in the Company, for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in Hallwood Energy, all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities.

     Income Taxes. The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax basis of assets and liabilities (approximately $54,812,000 at December 31, 2001), tax net operating loss carryforwards ("NOLs") (approximately $37,467,000 at December 31, 2001) and tax credit carryforwards (approximately $2,212,000 at December 31, 2001), to the extent that realization of such benefits is "more likely than not", as defined in Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes ("SFAS No. 109"). As a result of the fluctuations in the market value of the HRP limited partner units, the realization of a gain on the sale of Hallwood Energy, and the projected income from operations, partially offset by the decline in value of the Company's hotel properties, management has determined that the deferred tax asset should be adjusted to reflect the impact of these changes on the anticipated utilization of NOLs resulting from the assumed realization of the gains and projected income from operations. Accordingly the Company recorded a deferred tax expense of $949,000 in 2001, and deferred tax (benefits) of $(1,205,000) in 2000 and $(873,000) in 1999, respectively, which resulted in the recognition of deferred tax assets of $7,477,000 at December 31, 2001, $8,426,000 at December 31, 2000 and $7,221,000
at December 31, 1999.

     The Company recorded a federal current charge of $58,000 in 2001 and $46,000 in 2000, for the filing of separate returns of certain subsidiaries not included in the Company's consolidated federal tax return, and a current charge of $71,000 for alternative minimum tax in 1999. The Company recorded state tax expense of $244,000 in 2001, $290,000 in 2000 and $233,000 in 1999.

     The Company's NOLs expire as follows: 2006 -- $6,755,000;
2007 -- $8,517,000; 2008 -- $12,896,000; and 2009 to 2020 -- $9,299,000. SFAS
No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $21,990,000 of the NOLs prior to their ultimate expiration in the year 2020.

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

DISCONTINUED OPERATIONS -- ENERGY

     Revenues and Sale Transaction. In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, an indirect subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Hallwood Energy in May 2001 and recorded a gain of $8,725,000 from this transaction. Accordingly, energy operations have been segregated from the Company's continuing operations and reported as a single line item -- income from discontinued energy operations. A summary of its operations for the three years ended December 31, 2001 are presented below:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
Revenues
  Gain on sale of investment in Hallwood Energy...........  $ 8,725   $   --   $   --
  Equity income from investment in Hallwood Energy........    1,837    2,826      380
  Oil and gas revenues and other income...................       --       --    2,515
                                                            -------   ------   ------
                                                             10,562    2,826    2,895
Expense
  Deferred federal income tax (benefit)...................     (672)      --       --
  State income tax expense................................      100       --       --
  Interest expense........................................       --       --      275
  Depreciation, depletion and amortization................       --       --      849
  Operating and administrative expenses...................       --       --    1,333
                                                            -------   ------   ------
                                                               (572)      --    2,457
                                                            -------   ------   ------
     Income from discontinued energy operations...........  $11,134   $2,826   $  438
                                                            =======   ======   ======

     The Company received an additional $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001. The Company began amortizing the deferred revenue from the noncompetition agreement over a three-year period commencing June 2001. The amortization of $1,410,000 in 2001 is reported in the "other" section of the statement of operations.

     The equity income from the investment in Hallwood Energy represented the Company's 15% pro rata share of income available to common stockholders and amortization of negative goodwill. The 2001 amount reflects equity in Hallwood Energy's earnings through the sale date of May 11, 2001.

     In June 1999, pursuant to the terms of a plan to consolidate certain former energy affiliates and the energy interests of the Company into Hallwood Energy (the "Energy Consolidation"), the Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding, which was sold in February 2000) in Hallwood Energy. Subsequent to June 1999, the Company accounted for its investment in Hallwood Energy using the equity method of accounting, as the Company exercised significant influence over Hallwood Energy's operational and financial policies. The Company recorded its pro-rata share of Hallwood Energy's net income available to common stockholders, preferred dividends and amortization of negative goodwill as a single line item -- equity income from investments in Hallwood Energy.

     Comparisons between years are not meaningful, due to the change in method of accounting and sale of its energy investment. Gas revenue was $1,677,000 for the 1999 period (through June 1999), consisting of 855,000 mcf at an average gas of $1.96 per mcf. Oil revenue was $603,000 for the 1999 period (through June
1999) consisting of 46,000 barrels at an average price per barrel of $13.11. Other income was $235,000 for the 1999 period.

     Equity income of $1,837,000 in 2001, represents the Company's pro rata share (18% ownership interest from June 1999 through December 1999, 15% average thereafter through May 2001 disposition) of income available to common stockholders and dividends on its preferred stock. The equity income increased to $2,826,000 in 2000 from $380,000 in 1999.

     Expenses. Energy expenses were $2,457,000 for 1999 and are comprised of depreciation, depletion, amortization and impairment of properties in the amount of $849,000, operating expenses, which are comprised of the costs of operating wells and production-related taxes in the amount of $796,000, administrative expenses of $537,000, and interest expense of $275,000.

     The Company recorded a net deferred tax benefit of $672,000 in 2001, principally due to the anticipated utilization of the Company's NOL's, relating to the gain on sale of its investment in Hallwood Energy, and state income tax expense of $100,000.

DISCONTINUED OPERATIONS -- HOTELS

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, in December 2000 and December 2001 the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of $4,000,000 ($3,320,000 associated with the discontinued hotel operations) and $935,000, respectively, to reduce their carrying value to estimated fair market values. Except for the one leased hotel property the Company has decided to retain and continues to operate, hotel operations have been segregated and reported as a single line item -- loss from discontinued hotel operations. A summary of operations for the three years ended December 31, 2001 are presented below (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Sales...................................................  $ 7,619   $16,839   $20,280
Gain from extinguishment of debt........................      216        --        --
                                                          -------   -------   -------
                                                            7,835    16,839    20,280
Expenses
  Operating expenses....................................    6,822    14,746    17,117
  Interest expense......................................    1,848     2,607     2,495
  Impairment............................................      935     3,320        --
  Deferred income taxes (benefit).......................     (600)      341       445
  Other disposition costs...............................      214       115        --
  Depreciation and amortization.........................       --     2,683     2,708
                                                          -------   -------   -------
                                                            9,219    23,812    22,765
                                                          -------   -------   -------
     (Loss) from discontinued hotel operations..........  $(1,384)  $(6,973)  $(2,485)
                                                          =======   =======   =======

     Comparisons between 2001 and prior years are generally not meaningful due to the disposition of the Company's two full-service hotel properties in 2001.

     Revenues. Sales of $7,619,000 in 2001 decreased by $9,220,000, or 55%, from the 2000 amount of $16,839,000, primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida and the June 2001 transfer of the Embassy Suites hotel in Oklahoma City, Oklahoma ownership to one of the lenders. Sales in 2000 decreased by $3,441,000, compared to $20,280,000 in 1999, primarily due to reduced management fees from certain assets distributed in December 1999 as part of the Separation Agreement, and lower occupancy at the Company's three GuestHouse hotels.

     Expenses.  Hotel expenses were $9,219,000 for 2001, $23,812,000 for 2000, and $22,765,000 for 1999.

     Operating expenses of $6,822,000 for 2001 decreased by $7,924,000, or 54%, from the 2000 amount of $14,746,000, which decreased by $2,371,000, or 14%, from the 1999 amount of $17,117,000. The 2001 decrease was primarily due to the aforementioned disposition of the Longboat Key Holiday Inn and Embassy Suites hotels. The 2000 decrease was attributable to reduced operating expenses related to the December 1999 disposition of certain assets and lower occupancy at the three GuestHouse properties due to the completion of substantial renovations.

     Interest expense of $1,848,000 for 2001 decreased by $759,000, or 29%, from the 2000 amount of $2,607,000, which increased by $112,000, or 4%, from the 1999 amount of $2,495,000. The 2001 decrease was due to the June 2001 disposition of the Embassy Suites hotel. The 2000 increase was principally due to interest expense associated with the three new capital leases.

     The impairment of hotel assets of $935,000 in 2001 and $3,320,000 in 2000 were recorded to reduce the carrying values to their estimated fair values.

     A deferred income taxes benefit of $600,000 was recorded in 2001, which increased the deferred tax asset associated with the hotels held for sale to $1,800,000. The Company anticipates the recording of significant gains from debt extinguishment in 2002 as hotel dispositions are completed, partially offset by the related deferred tax expense. The deferred income tax expenses of $341,000 and $445,000 in 2000 and 1999, respectively, were the result of the impairment charges in 2000 and 1999.

     Depreciation and amortization expense was not recorded in 2001 due to the impairment charges and classification of the hotels as a discontinued operation. Depreciation and amortization expense of $2,683,000 for 2000 decreased by $25,000, or 9%, from the 1999 amount of $2,708,000. The 2000 decrease was due to fewer depreciable assets as a result of certain disposals in late 1999 offset by additional depreciation from capital leases at the three GuestHouse properties. The five-year capital lease obligations commenced in January 2000.

EXTRAORDINARY GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

     The Company recognized an extraordinary loss from early extinguishment of debt of $917,000 in 2001, and $85,000 in 2000 and a gain of $240,000 in 1999, respectively. The 2001 loss resulted from (i) an $800,000 write off of unamortized loan costs associated with the payoff of the Senior Secured Term Loan and (ii) a $117,000 loss from the Company's pro rata share of HRP's extraordinary loss in 2001. The 2000 loss of $85,000 resulted from the recognition of the Company's pro-rata share of an extraordinary loss from early extinguishment of debt reported by HRP in 2000. The 1999 gain resulted from the December 1999 redemption of the 7% Debentures at par value, to the extent of the remaining unamortized gain.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from these estimates under different assumptions or conditions.

     In December 2001, the SEC requested that registrants identify "critical accounting policies" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of an entity's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:

     Revenue Recognition -- Fee income from real estate operations is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements. Textile products sales are recognized upon shipment or release of product, when title passes to the customer.

     Impairment of Long-Lived Assets -- The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale.

     Inventories -- Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market.

     The policies listed are not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in the application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result than those recorded and reported.

     Statement of Financial Accounting Standards No. 144 -- Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize and impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This Statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur. The Company has elected to early adopt the requirements of this Statement and accordingly, the hotel operations disposed of or to be disposed of have been reclassified into discontinued operations as of and for each of the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents at December 31, 2001 totaled $3,006,000.

     The Company tendered its 1,440,000 shares of common stock in Hallwood Energy, pursuant to a tender offer and merger agreement announced in March 2001. The Company received $18,000,000 for the tender of its shares in May 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement upon completion of the merger in June 2001. The former Senior Secured Term Loan, with a remaining balance of $14,059,000, was fully repaid in May 2001 with a portion of the proceeds from the sale.

     During 2000, the Company borrowed a total of $2,500,000 from its chairman and principal stockholder and an additional $1,500,000 in March 2001, all of which have since been repaid. Several factors contributed to the Company's cash flow needs at that time, including difficulties experienced by the Company's hotel operations and restrictions on the availability of distributions and payments from Brookwood. In response to these matters, management decided to discontinue its hotel operations in December 2000 and sold its Hallwood Energy investment during 2001.

     In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,988,000. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. In October 2001, with a portion of the proceeds from the sale of its Hallwood Energy investment, the Company paid HRP $6,405,000, including post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

     In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). The term loan proceeds were used in part to repay the aforementioned $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company has not drawn any funds on the Revolving Credit Facility, and therefore has $4,000,000 of unused borrowing capacity.

     The Company's real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. Each quarter Hallwood Realty reviews HRP's capacity to make cash distributions to its partners. No distributions were declared by HRP in 2001.

     Brookwood maintains a revolving line of credit facility, which is collateralized by accounts receivable, certain inventory and equipment, and also maintains separate acquisition and equipment credit facilities. All facilities have a maturity of December 2002. At December 31, 2001, Brookwood had $380,000 of unused borrowing capacity on its revolving line of credit. In the years ended December 31, 2001, 2000 and 1999, Brookwood paid cash dividends of $-0-, $400,000 and $400,000, and payments under its tax sharing agreement of $-0-, $200,000 and $350,000, respectively. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the credit facility. Brookwood did not achieve its cash flow coverage ratio covenant for the 2001 first quarter and in April 2001 obtained a waiver of this covenant violation. Brookwood was in compliance with its covenants for the remainder of 2001 and as of December 31, 2001.

     In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement.

     During 2002 debt obligations in the amount of $17,530,000 are due, primarily composed $15,632,000 non-recourse debt at Brookwood and $1,500,000 from a stockholder loan. The Company repaid the stockholder loan with available funds and intends to extend or refinance its Brookwood debt before its December 2002 maturity.

     The Company's hotel segment experienced cash flow difficulties during 2000, due to weaker occupancy and average daily rates. In December 2000, the Company decided to dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company subsequently decided to retain its one remaining leased property located in Huntsville, Alabama. The Company anticipates that in disposing of the hotels, it will not receive any amounts in excess of the debt outstanding on the properties, but that the non-recourse debt associated with the properties will be extinguished. The capital lease obligations are collateralized by 30,035 HRP units and are expected to be repaid by the sale of the leased property or other considerations. Payments on the capital leases are current.

     The Company had outstanding contingencies and commitments of approximately $19,884,000, principally associated with a $13,118,000 subscription obligation of Hallwood Realty to HRP and operating lease commitments of $6,766,000.

SPECIAL PURPOSE ENTITIES

     The Company has, in certain situations, created a Special Purpose Entity ("SPE"). These SPE's were formed to hold title to specific assets and accomplish various objectives. In 1998, the Company formed several SPEs to complete a consolidation of its real estate assets into a new structure to facilitate possible financing opportunities. In other situations, SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, these wholly-owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141 -- Business Combinations ("SFAS No. 141") is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 will not have a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 143 -- Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued in June 2001, and will be adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the effect adopting SFAS No. 143 will have on its financial statements.

     SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-lived Assets was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize and impairment loss only if the carrying amount of a long-lived asset in not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as hld for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur. The Company has elected to early adopt the requirements of this statement and accordingly, the hotel operations disposed of or to be disposed of have been reclassified into discontinued operations as of and for each of the periods presented.

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

     The Company adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined it did not directly have any derivative instruments, however HRP and Hallwood Energy do have such instruments. Accordingly, the Company was required to record its pro-rata share of any impact of these instruments in accordance with the equity method of accounting.

     HRP determined it had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and, accordingly, the impact of the adoption of these standards is the amount of the difference between the carrying value and the fair value of the interest rate cap.

     Hallwood Energy Corporation ("HEC") determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since HEC's derivatives are designated as cash flow hedges, changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings.

     The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of net reductions in the carrying value of its investments in Hallwood Energy and HRP of $4,035,000.

     The Company adopted Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB No. 101"), in the fourth quarter of 2000. The adoption of SAB No. 101 had no impact on the financial position or operations of the Company.

INFLATION

     Inflation did not have a significant impact on the Company in 2001, 2000 and 1999, and is not anticipated to have a material impact in 2002.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no foreign operations, nor does it enter into financial instrument transactions for trading or other speculative purposes.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of December 31, 2001, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at December 31, 2001, excluding $11,609,000 of debt associated with its discontinued hotel operations (in thousands):

                                               EXPECTED MATURITIES AS OF DECEMBER 31, 2001
                                          -----------------------------------------------------    FAIR
DEBT CLASSIFICATION                        2002      2003     2004     2005     2006     TOTAL     VALUE
-------------------                       -------   ------   ------   ------   ------   -------   -------
Fixed Rate..............................  $ 2,081   $  665   $  745   $6,669   $   --   $10,160   $ 8,737
  Average Interest Rate.................    10.32%   10.28%   10.21%    9.98%   10.00%
Variable Rate...........................  $15,449   $   --   $   --   $   --   $   --   $15,449   $15,449
  Average Interest Rate.................     5.05%      --       --       --       --

     There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause a loss in income and cash flows of approximately $256,000 during 2002, assuming that outstanding debt remained at current levels.

FORWARD-LOOKING STATEMENTS

     In the interest of providing stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

     In addition to Anthony J. Gumbiner, age 57, who serves as Director, Chairman and President, the following individuals also serve as executive officers of the Company:

     William L. Guzzetti, age 58, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of Hallwood Energy from December 1998 until May 2001. He was President, Chief Operating Officer and a director of the general partner of HEP from February 1985 until June 1999 and as President, Chief Operating Officer and a Director of HCRC from May 1991 until June 1999. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He is a member of the Florida Bar and the State Bar of Texas.

     Melvin J. Melle, age 59, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

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

     1. Financial Statements.

        Included in Part II, Item 8. of this report are the following
          Independent Auditors' Report
          Consolidated Balance Sheets, December 31, 2001 and 2000
          Consolidated Statements of Operations, Years ended
             December 31, 2001, 2000 and 1999
          Consolidated Statements of Comprehensive Income (Loss),
             Years ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Changes in Stockholders'
             Equity, Years ended December 31, 1999, 2000 and 2001
          Consolidated Statements of Cash Flows, Years ended
             December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

          Independent Auditors' Report on Schedules
          I Condensed Financial Information of Registrant
          II Valuation and Qualifying Accounts and Reserves

     All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

          Hallwood Realty Partners, L.P. -- Form 10-K for the year ended December 31, 2001

     3. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

  3.1    --    Second Restated Certificate of Incorporation of The Hallwood
               Group Incorporated, is incorporated herein by reference to
               Exhibit 4.2 to the Company's Form S-8 Registration
               Statement, File No. 33-63709.
  3.2    --    Restated Bylaws of the Company is incorporated herein by
               reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1997, File No. 1-8303.
  4.1    --    Indenture Agreement and related Pledge and Security
               Agreement, dated as of August 31, 1998 among Bank One, N.A., a national banking association, as Trustee and the Company, regarding 10% Collateralized Subordinated Debentures due
               July 31, 2005, is incorporated herein by reference to Form
               T-3 filed June 2, 1998 and related T-3/A amendments filed on
               June 17, 1998, August 4, 1998 and August 31, 1998, File No.
               1-8303.
 10.1    --    Amended and Restated Agreement, dated March 30, 1990,
               between the Company and Stanwick Management Company, Inc.
               (subsequently merged into its parent, Stanwick Holdings,
               Inc.) concerning the allocation of costs and expenses
               incurred in connection with the operation and management of their common offices is incorporated herein by reference to
               Exhibit 10.30 to the Company's Form 10-Q for the fiscal
               quarter ended April 30, 1990, File No. 1-8303.
*10.2    --    Employment Agreement, dated January 1, 1994, between the
               Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal
               year ended July 31, 1994, File No. 1-8303.
 10.3    --    Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is
               incorporated herein by reference to Exhibit 10.25 to the
               Company's Form 10-K for the fiscal year ended July 31, 1989,
               File No. 1-8303.
*10.4    --    Amended Tax-Favored Savings Plan Agreement of the Company,
               effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company's Form 10-K for
               the fiscal year ended July 31, 1992, File No. 1-8303.
*10.5    --    Hallwood Special Bonus Agreement, dated as of August 1,
               1993, between the Company and all members of its control
               group that now, or hereafter, participate in the Hallwood
               Tax Favored Savings Plan and its related trust, and those
               employees who, during the plan year of reference are
               highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company's Form
               10-K for the fiscal year ended July 31, 1994, File No.
               1-8303.
*10.6    --    1995 Stock Option Plan for The Hallwood Group Incorporated
               is incorporated herein by reference to Exhibit 4.1 of the
               Company's Form S-8 Registration Statement, File No.
               33-63709.
 10.7    --    Revolving credit loan and security agreement, related
               revolving credit notes and stock pledge and security
               agreements, all dated as of December 22, 1999, by and among
               Brookwood Companies Incorporated, Kenyon Industries, Inc.,
               Brookwood Laminating, Inc. and Key Bank National
               Association, is incorporated herein by reference to Exhibit
               10.7 to the Company's Form 10-K for the year ended December
               31, 1999, File No. 1-8303.
*10.8    --    Financial Consulting Agreement, dated as of December 31,
               1996, between the Company and HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the
               Company's Form 10-K for the year ended December 31, 1996,
               File No. 1-8303.
*10.9    --    Amendment to Financial Consulting Agreement, dated as of May
               16, 2001, between the Company and HSC Financial Corporation, filed herewith.

 10.10   --    Promissory note and related mortgage loan agreement in the original amount of $6,750,000, dated December 24, 1997,
               between Brock Suite Greenville, Inc., as Maker, and L.J.
               Melody & Company, as Lender, is incorporated herein by
               reference to Exhibit 10.29 to the Company's Form 10-K for
               the year ended December 31, 1997, File No. 1-8303.
 10.11   --    Agreement, as of May 5, 1999, among The Hallwood Group
               Incorporated, Epsilon Trust and Brian Troup, is incorporated herein by reference to Exhibit 10.34 to the Company's Form
               10-Q for the quarter ended March 31, 1999, File No. 1-8303.
 10.12   --    Amendment to Financial Consulting Agreement, dated as of
               January 1, 2000, between the Company and HSC Financial
               Corporation, is incorporated herein by refinance to Exhibit
               10.15 to the Company's Form 10-Q for the quarter ended March
               31, 2000, File No. 1-8303.
 10.13   --    Convertible Unsecured Promissory Note in the amount of
               $1,000,000, dated as of September 15, 2000, between Hallwood
               Investment Company and Hallwood Investments Limited, is
               incorporated herein by reference to Exhibit 10.18 to the
               Company's Form 10-Q for the quarter ended September 30,
               2000, File No. 1-8303.
 10.14   --    Convertible Unsecured Promissory Note in the amount of
               $1,500,000, dated as of March 30, 2001, between Hallwood
               Investment Company and Hallwood Investments Limited, is
               incorporated herein by reference to Exhibit 10.22 to the
               Company's Form 10-Q for the quarter ended March 31, 2001,
               File No. 1-8303.
 10.15   --    First Amendment to First Amended and Restated Revolving
               Credit Loan and Security Agreement, dated as of October 23,
               2000 by and among Key Bank National Association, Brookwood
               Companies Incorporated and certain subsidiaries, is
               incorporated herein by reference to Exhibit 10.19 to the
               Company's Form 10-Q for the quarter ended September 30,
               2000, File No. 1-8303.
 10.16   --    Second Amendment to First Amended and Restated Revolving
               Credit Loan and Security Agreement, dated as of January 2,
               2001, by and among Key Bank National Association, Brookwood
               Companies Incorporated and certain subsidiaries, is
               incorporated herein by reference to Exhibit 10.20 to the
               Company's Form 10-K for the year ended December 31, 2000,
               File No. 1-8303.
 10.18   --    Credit Agreement, dated as of March 21, 2002, among HWG,
               LLC, as the Borrower, The Hallwood Group Incorporated, as
               Parent Guarantor, First Bank & Trust, as Administrative
               Agent and the Financial Institution Now or Hereafter Parties
               Thereto, as the Lenders, regarding a $3,000,000 Term Loan
               and a $4,000,000 Revolving Credit Facility, filed herewith.
 21.     --    Active subsidiaries of the Registrant as of February 28,
               2002.

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

                                          THE HALLWOOD GROUP INCORPORATED

                                          By:      /s/ MELVIN J. MELLE
                                            ------------------------------------
                                                      Melvin J. Melle
                                                 Vice President -- Finance
                                            (Principal Financial and Accounting
                                                           Officer)

Dated: April 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 15th day of April 2002.

                    SIGNATURES                                             TITLE
                    ----------                                             -----

               /s/ MELVIN J. MELLE                   Vice President -- Finance (Principal Financial and
 ------------------------------------------------                   Accounting Officer)
                (Melvin J. Melle)

             /s/ ANTHONY J. GUMBINER                   Director, Chairman of the Board and President
 ------------------------------------------------       (Principal Executive and Operating Officer)
              (Anthony J. Gumbiner)

            /s/ CHARLES A. CROCCO, JR.                                    Director
 ------------------------------------------------
             (Charles A. Crocco, Jr.)

               /s/ J. THOMAS TALBOT                                       Director
 ------------------------------------------------
                (J. Thomas Talbot)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Financial Statements:
  Consolidated Balance Sheets, December 31, 2001 and 2000...   30
  Consolidated Statements of Operations, Years Ended
     December 31, 2001, 2000 and 1999.......................   32
  Consolidated Statements of Comprehensive Income (Loss),
     Years Ended December 31, 2001, 2000 and 1999...........   34
  Consolidated Statements of Changes in Stockholders'
     Equity, Years Ended December 31, 1999, 2000 and 2001...   35
  Consolidated Statements of Cash Flows, Years Ended
     December 31, 2001, 2000 and 1999.......................   36
  Notes to Consolidated Financial Statements................   37
Independent Auditors' Report on Schedules...................   69
Schedules:
  I Condensed Financial Information of Registrant (Parent
     Company)...............................................   70
  II Valuation and Qualifying Accounts and Reserves.........   77

All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes

Financial Statements of Hallwood Realty Partners, L.P.
  Form 10-K for the Year Ended December 31, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 11, 2002

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
                                        ASSETS
REAL ESTATE
  Investments in HRP........................................   $ 12,261       $  6,973
  Receivables and other assets
     Related parties........................................        242            165
     Other..................................................         55            268
                                                               --------       --------
                                                                 12,558          7,406
TEXTILE PRODUCTS
  Receivables
     Other..................................................     11,896         13,170
     Related parties........................................      5,217             --
  Inventories...............................................     16,753         16,413
  Property, plant and equipment, net........................      9,426          9,785
  Prepaids, deposits and other assets.......................      1,030          2,111
  Investment in joint venture...............................        676             --
                                                               --------       --------
                                                                 44,998         41,479
OTHER
  Deferred tax asset, net...................................      5,677          5,333
  Cash and cash equivalents.................................      3,006            901
  Restricted cash...........................................        966            937
  Hotel assets held for use.................................        448            555
  Prepaids, deposits and other assets.......................        408          1,424
                                                               --------       --------
                                                                 10,505          9,150
DISCONTINUED OPERATIONS
  Hotels held for sale
     Properties, net........................................      6,602         25,345
     Deferred tax asset, net................................      1,800          1,300
     Receivables and other assets...........................      1,104          2,047
                                                               --------       --------
                                                                  9,506         28,692
Energy
  Investment in Hallwood Energy.............................         --          9,196
                                                               --------       --------

     TOTAL ASSETS...........................................   $ 77,567       $ 95,923
                                                               ========       ========


                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)

                         LIABILITIES AND STOCKHOLDERS' EQUITY
REAL ESTATE
  Accounts payable and accrued expenses.....................   $  1,133       $    777
TEXTILE PRODUCTS
  Loans payable.............................................     16,255         12,910
  Accounts payable and accrued expenses.....................      9,390          7,195
                                                               --------       --------
                                                                 25,645         20,105
OTHER
  10% Collateralized Subordinated Debentures................      6,677          6,725
  Deferred revenue -- noncompetition agreement..............      5,840             --
  Interest and other accrued expenses.......................      4,167          3,820
  Convertible loan from stockholder.........................      1,500          2,500
  Capital lease obligations.................................      1,386          1,774
  Hotel accounts payable and accrued expenses...............        529            316
  Senior Secured Term Loan..................................         --         15,094
                                                               --------       --------
                                                                 20,099         30,229
DISCONTINUED OPERATIONS
  Hotels held for sale
     Loans payable..........................................     11,609         29,350
     Accounts payable and accrued expenses..................      2,198          2,648
                                                               --------       --------
                                                                 13,807         31,998
                                                               --------       --------
     TOTAL LIABILITIES......................................     60,684         83,109
REDEEMABLE PREFERRED STOCK
  Series B, $.10 par value; 250,000 shares issued and
     outstanding............................................      1,000          1,000
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value; authorized 500,000
     shares; 250,000 shares issued and outstanding as Series
     B......................................................         --             --
  Common stock, $.10 par value; authorized 10,000,000
     shares; issued 2,396,103 shares in both years;
     outstanding 1,361,343 and 1,424,789 shares,
     respectively...........................................        240            240
  Additional paid-in capital................................     54,452         54,416
  Accumulated deficit.......................................    (23,729)       (27,924)
  Accumulated other comprehensive income....................        250             --
  Treasury stock 1,034,760 and 971,360 shares, respectively,
     at cost................................................    (15,330)       (14,918)
                                                               --------       --------
     TOTAL STOCKHOLDERS' EQUITY.............................     15,883         11,814
                                                               --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $ 77,567       $ 95,923
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
REAL ESTATE
  Fees
     Related parties........................................  $ 6,100   $ 6,089   $ 8,110
     Other..................................................      458       559       981
  Equity income (loss) from investments in HRP..............    1,836      (162)      412
                                                              -------   -------   -------
                                                                8,394     6,486     9,503
  Litigation expense........................................    2,360        --        --
  Administrative expenses...................................    2,078     1,974     2,301
  Depreciation and amortization.............................      672       672       672
                                                              -------   -------   -------
                                                                5,110     2,646     2,973
                                                              -------   -------   -------
          Income from real estate operations................    3,284     3,840     6,530
TEXTILE PRODUCTS
  Sales.....................................................   68,894    73,852    80,704
  Equity income from joint venture..........................      685        --        --
                                                              -------   -------   -------
                                                               69,579    73,852    80,704
  Cost of sales.............................................   58,385    62,401    69,095
  Administrative and selling expenses.......................   10,756     9,811     9,124
  Impairment of intangible assets...........................    1,446        --        --
  Interest..................................................    1,118     1,185       920
                                                              -------   -------   -------
                                                               71,705    73,397    79,139
                                                              -------   -------   -------
          Income (loss) from textile products operations....   (2,126)      455     1,565
OTHER
  Hotel revenue.............................................    1,677     1,540     1,614
  Amortization of deferred revenue -- noncompete
     agreement..............................................    1,410        --        --
  Interest and other income.................................      222        88       103
  Fee income from related parties...........................       --        --       241
                                                              -------   -------   -------
                                                                3,309     1,628     1,958
  Administrative expenses...................................    2,279     1,837     2,442
  Interest expense..........................................    1,998     3,098     1,244
  Hotel expenses............................................    1,815     2,833     2,086
  Cost of separation agreement..............................      500        --     1,769
                                                              -------   -------   -------
                                                                6,592     7,768     7,541
                                                              -------   -------   -------
          Other loss, net...................................   (3,283)   (6,140)   (5,583)
                                                              -------   -------   -------
  Income (loss) from continuing operations before income
     taxes (benefit)........................................   (2,125)   (1,845)    2,512
  Income taxes (benefit)....................................    2,423    (1,210)   (1,014)
                                                              -------   -------   -------
  Income (loss) from continuing operations..................   (4,548)     (635)    3,526
                                                              -------   -------   -------

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
  Income (loss) from discontinued operations, net of tax
     Income from discontinued operations -- energy
       (including a gain on disposal of $8,725).............   11,134     2,826       438
     (Loss) from discontinued operations -- hotels
       (including a gain on extinguishment of debt on
       disposal of $216,000)................................   (1,384)   (6,973)   (2,485)
                                                              -------   -------   -------
                                                                9,750    (4,147)   (2,047)
                                                              -------   -------   -------
  Income (loss) before extraordinary gain (loss) and
     cumulative effect of SFAS No. 133 adoption.............    5,202    (4,782)    1,479
  Extraordinary gain (loss) from early extinguishment of
     debt...................................................     (917)      (85)      240
                                                              -------   -------   -------
  Income (loss) before cumulative effect of SFAS No. 133
     adoption...............................................    4,285    (4,867)    1,719
  Loss from cumulative effect of SFAS No. 133 adoption......      (40)       --        --
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................    4,245    (4,867)    1,719
  Cash dividend on preferred stock..........................      (50)      (50)      (50)
                                                              -------   -------   -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS..........  $ 4,195   $(4,917)  $ 1,669
                                                              =======   =======   =======
PER COMMON SHARE
  BASIC
     Income (loss) from continuing operations to common
       stockholders.........................................  $ (3.24)  $ (0.48)  $  1.86
     Income (loss) from discontinued operations.............     6.87     (2.91)    (1.10)
     Extraordinary gain (loss) from early extinguishment of
       debt.................................................    (0.65)    (0.06)     0.13
     Loss from cumulative effect of SFAS No. 133 adoption...    (0.03)       --        --
                                                              -------   -------   -------
          Net income (loss) available to common
            stockholders....................................  $  2.95   $ (3.45)  $  0.89
                                                              =======   =======   =======
  ASSUMING DILUTION
     Income (loss) from continuing operations to common
       stockholders.........................................  $ (3.24)  $ (0.48)  $  1.83
     Income (loss) from discontinued operations.............     6.87     (2.91)    (1.08)
     Extraordinary gain (loss) from early extinguishment of
       debt.................................................    (0.65)    (0.06)     0.13
     Loss from cumulative effect of SFAS No. 133 adoption...    (0.03)       --        --
                                                              -------   -------   -------
          Net income (loss) available to common
            stockholders....................................  $  2.95   $ (3.45)  $  0.88
                                                              =======   =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC.....................................................    1,420     1,425     1,870
                                                              =======   =======   =======
  ASSUMING DILUTION.........................................    1,420     1,425     1,899
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (AMOUNTS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------   -------   ------
Net Income (Loss)...........................................  $4,245   $(4,867)  $1,719

Other Comprehensive Income (Loss)
  Pro rata share of other comprehensive income from equity
     investments
     Adoption of SFAS No. 133
       Cumulative effect....................................  (4,035)       --       --
       Realized upon disposition of Hallwood Energy.........   3,009        --       --
       Change in fair value of derivatives..................   1,302        --       --
       Amortization of interest rate swap...................     (26)       --       --
                                                              ------   -------   ------
Other Comprehensive Income (Loss)...........................     250        --       --
                                                              ------   -------   ------
Comprehensive Income (Loss).................................  $4,495   $(4,867)  $1,719
                                                              ======   =======   ======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                     COMMON STOCK                                ACCUMULATED
                                    --------------   ADDITIONAL                     OTHER        TREASURY STOCK         TOTAL
                                              PAR     PAID-IN     ACCUMULATED   COMPREHENSIVE   -----------------   STOCKHOLDERS'
                                    SHARES   VALUE    CAPITAL       DEFICIT        INCOME       SHARES     COST        EQUITY
                                    ------   -----   ----------   -----------   -------------   ------   --------   -------------
BALANCE, JANUARY 1, 1999..........  2,396    $240     $54,743      $(24,676)       $    --        513    $ (9,369)     $20,938
  Net income......................                                    1,719                                              1,719
  Purchase of treasury stock......                                                                458      (5,549)      (5,549)
  Preferred stock dividend........                                      (50)                                               (50)
                                    -----    ----     -------      --------        -------      -----    --------      -------
BALANCE, DECEMBER 31, 1999........  2,396     240      54,743       (23,007)            --        971     (14,918)      17,058
  Net loss........................                                   (4,867)                                            (4,867)
  Pro rata share of stockholders'
    equity transactions from
    equity investments............                       (327)                                                            (327)
  Preferred stock dividend........                                      (50)                                               (50)
                                    -----    ----     -------      --------        -------      -----    --------      -------
BALANCE, DECEMBER 31, 2000........  2,396     240      54,416       (27,924)            --        971     (14,918)      11,814
  Net income......................                                    4,245                                              4,245
  Purchase of treasury stock......                                                                 64        (412)        (412)
  Pro rata share of stockholders'
    equity transactions from
    equity investments............
  Adoption of SFAS No. 133:
    Cumulative effect.............                                                  (4,035)                             (4,035)
    Realized upon disposition of
      Hallwood Energy.............                         36                        3,009                               3,045
    Change in fair value of
      derivatives.................                                                   1,302                               1,302
    Amortization of interest rate
      swap........................                                                     (26)                                (26)
  Preferred stock dividend........                                      (50)                                               (50)
                                    -----    ----     -------      --------        -------      -----    --------      -------
BALANCE, DECEMBER 31, 2001........  2,396    $240     $54,452      $(23,729)       $   250      1,035    $(15,330)     $15,883
                                    =====    ====     =======      ========        =======      =====    ========      =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001      2000       1999
                                                              --------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $  4,245   $(4,867)  $  1,719
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    Depreciation, depletion, amortization and impairment....     3,661     2,071      2,716
    Equity (income) loss from investments in HRP............    (1,836)      162       (412)
    Amortization of deferred revenue -- noncompetition
      agreement.............................................    (1,410)       --         --
    (Increase) decrease in deferred tax asset...............      (344)   (1,546)    (1,318)
    Extraordinary (gain) loss from early extinguishment of
      debt..................................................       917        85       (240)
    Equity income from joint venture........................      (685)       --         --
    Litigation expense......................................      (627)       --         --
    Cost of separation agreement............................       500        --      1,769
    Amortization of deferred gain from debenture
      exchanges.............................................       (48)      (43)      (439)
    Loss from cumulative effect of SFAS No. 133 adoption....        40        --         --
    Net change in textile products assets and liabilities...    (2,503)      300     (2,186)
    Net change in other assets and liabilities..............       781     2,070     (2,104)
    Discontinued operations/Assets held for sale
      Gain on sale of investment in Hallwood Energy.........    (8,725)       --         --
      Equity income from investments in Hallwood Energy.....    (1,837)   (2,826)      (380)
      (Increase) decrease in deferred tax asset.............     1,193       341        445
      Hotel impairments.....................................       935     4,000         --
      Depreciation and amortization.........................        --     3,010      2,896
      Net change in other hotel assets and liabilities......       676     1,473        282
      Net change in energy assets and liabilities...........        --        11       (328)
                                                              --------   -------   --------
         Net cash provided by (used in) operating
           activities.......................................    (5,067)    4,241      2,420
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in HRP affiliate...............................    (3,417)       --         --
  Investments in textile products property and equipment....    (1,015)   (1,735)    (1,377)
  Investments in hotel held for use.........................        (3)       (3)       (54)
  Payments for textile products business acquisition........        --    (1,479)        --
  Discontinued operations/Assets held for sale
    Proceeds from sale of Hallwood Energy stock.............    18,000       303         --
    Proceeds from noncompetition agreement..................     7,250        --         --
    Purchase of minority shares of HEC......................        --      (465)        --
    Investments in energy assets............................        --        --        (58)
    Investments in hotel properties.........................        --    (1,247)      (807)
    Net change in restricted cash from investing
      activities............................................        --       281       (274)
                                                              --------   -------   --------
      Net cash provided by (used in) investing activities...    20,815    (4,345)    (2,570)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings and loans payable...........     5,012     4,500     29,545
  Repayment of bank borrowings and loans payable............   (18,149)   (3,541)   (12,667)
  Purchase of common stock for treasury.....................      (412)       --         --
  Payment of preferred stock dividend.......................       (50)      (50)       (50)
  Net change in restricted cash from financing activities...       (29)      (36)      (901)
  Redemption of 7% Debentures...............................        --        --    (14,088)
  Payment of deferred loan costs............................        --        --     (1,011)
  Discontinued operations/Assets held for sale Repayment of
    bank borrowings and loan payable........................       (15)     (794)      (521)
                                                              --------   -------   --------
      Net cash provided by (used in) financing activities...   (13,643)       79        307
                                                              --------   -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     2,105       (25)       157
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       901       926        769
                                                              --------   -------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  3,006   $   901   $    926
                                                              ========   =======   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (AMEX:HWG), a Delaware corporation, is a holding company and classifies its operations into two business segments: real estate and textile products. Financial information for each industry segment is set forth in Note 19 to the consolidated financial statements. In May 2001, the Company decided to discontinue and dispose of its energy segment, accordingly, this former business segment has been reclassified as a discontinued operation. The Company's energy revenues consisted of its pro rata share of earnings of Hallwood Energy Corporation ("Hallwood Energy"), a publicly traded oil and gas company, on the equity method of accounting. In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company's hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001, one hotel was sold in January 2002 and one hotel is planned for disposition in May 2002. The Company determined in late 2001 that it would retain and continue to operate a leasehold interest in one hotel. Balance sheet presentation for the two remaining hotels which are expected to be disposed of in 2002 "hotels held for sale" and for the leasehold interest is "hotel assets held for use."

     The Company's continuing real estate activities are conducted primarily through wholly-owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly traded master limited partnership. Revenues are generated through the Company's pro rata share of earnings of HRP on the equity method of accounting and the receipt of management fees, leasing commissions and other fees from HRP and third parties.

     The continuing textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     The significant accounting policies of the Company, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

  (a) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries:

        Ashford Bromley, Inc.
        Brock Suite Greenville, Inc.
        Brock Suite Hotels, Inc.
        Brock Suite Huntsville, Inc.
        Brock Suite Tulsa, Inc.
        Brookwood Companies Incorporated
        Brookwood Laminating, Inc.
        HCRE California, Inc.
        HEPGP Ltd. (through May 2001)
        HWG, LLC
        HWG 95 Advisors, Inc.
        HWG 98 Advisors, Inc.
        HWG Holding One, Inc.
        HWG Holding Two, Inc.
        HWG Realty Investors, LLC
        HSC Securities Corporation
        Hallwood Commercial Real Estate, LLC
        Hallwood G.P., Inc. (through May 2001)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

        Hallwood Hotels, Inc.
        Hallwood Hotels -- OKC, Inc. (through June 2001)
        Hallwood Hotels -- OKC Mezz, Inc (through June 2001)
        Hallwood-Integra Holding Company
        Hallwood Investment Company
        Hallwood-Kenyon Holding Company
        Hallwood Realty, LLC
        Kenyon Industries, Inc.
        Land and Ocean III, Inc.
        XtraMile, Inc.

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

  (d) INVESTMENT IN ENERGY AFFILIATE

     Prior to the June 1999 Energy Consolidation, the Company consolidated its energy operations. Subsequently, it utilized the equity method of accounting, since the Company exercised significant influence over the operations and financial policies of its energy affiliate.

  (e) PURCHASE PRICE IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

     The purchase price in excess of fair value of net assets acquired in business acquisitions is amortized over the expected period of benefit.

  (f) IMPAIRMENT

     The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event such indicators exist for assets held for use, and if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. Assets held for sale are carried at the lower of cost or estimated sales price less costs of sale.

  (g) DEPRECIATION AND AMORTIZATION

     Depreciation of fee-owned hotel properties is computed on the straight-line method over a period of twenty to twenty-five years for buildings, 5 to 20 years for improvements, and three to ten years for furniture

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES and equipment. The excess of the Company's share of the underlying equity in the net assets of Hallwood Realty Partners, L.P. ("HRP") over its investment is amortized on a straight line basis over a period of 19 years. Amortization of hotel leasehold interests is computed on the straight-line method over the remaining lease term and varies from 6 to 10 years. Depreciation and amortization of the hotels held for sale were discontinued in January 2001.

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

  (h) INCOME TAXES

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

  (i) INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market.

  (j) STATEMENT OF CASH FLOWS

     The Company considers its holdings of highly liquid debt and money market instruments to be cash equivalents if such securities mature within ninety days from the date of purchase.

  (k) ENVIRONMENTAL REMEDIATION COSTS

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

  (l) COMMON STOCK

     The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

  (m) USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

  (n) CONCENTRATION OF CREDIT RISK

     The financial instruments of its wholly-owned subsidiaries which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures, and establishes allowances for anticipated losses. Reserves are established for anticipated uncollectible amounts.

  (o) COMPUTATION OF INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding.

     Income (loss) per common share assuming dilution is computed by dividing net income (loss) available to common stockholders, adjusted for the impact of convertible loans, by the weighted average of shares and potential shares outstanding.

     Convertible loans are considered to be potential common shares when the Company reports income from continuing operations. The number of potential common shares from assumed loan conversion is computed using the "if-converted method" for the period during which the loans are outstanding. Stock options are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the "treasury stock method ."

  (p) RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

  (q) NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141 -- Business Combinations ("SFAS No. 141") is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 will not have a material impact on the Company's financial statements.

     Statement of Financial Accounting Standards No. 143 -- Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued in June 2001, and will be adopted by the Company on January 1, 2003. This Statement address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the effect adopting SFAS No. 143 will have on its financial statements.

     Statement of Financial Accounting Standards No. 144 -- Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. The accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur. The Company has elected to early adopt the requirements of this statement and accordingly, the hotel assets disposed of or to be disposed of have been reclassified into discontinued operations as of and for each of the periods presented.

     Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 (as amended by SFAS No. 137 -- Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No.
138 -- Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

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

     Hallwood Energy determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since Hallwood Energy's derivatives were designated as cash flow hedges, changes in the fair value of the derivatives were recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings.

     The adoption of SFAS No. 133 as of January 1, 2001 on the Company's financial statements resulted in the recognition of net reductions in the carrying value of its investments in Hallwood Energy and HRP, net-of-tax cumulative effect adjustment of $4,035,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company adopted Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB No. 101"), in the fourth quarter of 2000. The adoption of SAB No. 101 had no impact on the financial position or operations of the Company.

NOTE 2 -- INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS):

                                             DECEMBER 31, 2001    AMOUNT AT WHICH
                                            -------------------      CARRIED AT      INCOME (LOSS) FOR YEARS
                                                       COST OR      DECEMBER 31,        ENDED DECEMBER 31,
BUSINESS SEGMENTS AND                        NUMBER    ASCRIBED   ----------------   ------------------------
DESCRIPTION OF INVESTMENTS                  OF UNITS    VALUE      2001      2000     2001      2000    1999
--------------------------                  --------   --------   -------   ------   -------   ------   -----
REAL ESTATE AFFILIATE
HALLWOOD REALTY PARTNERS, L.P.
   -- General partner interest............             $ 8,650    $ 1,943   $2,529   $   97    $  11    $ 51
   -- Limited partner interest............  330,432      8,799     10,318    4,444    1,739     (173)    361
                                                       -------    -------   ------   ------    -----    ----
    Totals................................             $17,449    $12,261   $6,973   $1,836    $(162)   $412
                                                       =======    =======   ======   ======    =====    ====

     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company, but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

     (A) At December 31, 2001, the Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively.

     In 1990, the Company, through a wholly owned subsidiary, acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into HRP. See Note
14. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income (loss), the Company also records amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over 19 years, the carrying value of which is $568,000 at December 31, 2001. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through December 31, 2001, resulted in a $1,658,000 decrease in the carrying value of the HRP investment. In 2001 and 2000, the Company recognized an extraordinary loss of $117,000 and $85,000, respectively, from the recognition of the Company's pro-rata share of HRP's extraordinary losses from early extinguishment of debt in each of those years. In 2001, the Company also recognized a loss from cumulative effect of SFAS No. 133 adoption, from the recognition of the Company's pro-rata share of HRP's loss from cumulative effect.

     As further discussed in Note 18, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment was recorded as an expense, net of the Company's pro rata share of the income that will be reported by HRP. In October 2001, the Company paid $6,405,000,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES including post-judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Beginning in November 1993, the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $672,000 for each of the years ended December 31, 2001, 2000 and 1999.

     In December 1999, the Company distributed 82,608 HRP limited partner units in connection with the separation agreement, associated with a former officer and director of the Company discussed in Note 10. The Company has pledged 30,035 HRP limited partner units to secure all of the capital leases.

     The quoted market price per unit and the carrying value per limited partner unit (AMEX:HRY) at December 31, 2001 were $70.50 and $31.22, respectively. The general partner interest is not publicly traded.

     The following table sets forth summarized financial data of Hallwood Realty Partners, L.P., obtained from Securities and Exchange Commission filings on Form 10-K, as of and for the three years ended December 31, 2001 (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Balance Sheet Data
  Real estate property, net..........................  $213,574   $206,392   $192,814
  Total assets.......................................   269,875    254,504    230,386
  Mortgages payable..................................   201,224    200,096    171,312
  Total partners' capital............................    54,022     44,490     48,696
Statement of Operations Data
  Revenue............................................  $ 74,584   $ 67,292   $ 59,645
  Income before extraordinary loss and cumulative
     effect of SFAS No. 133 adoption.................     9,079         90      4,062
  Net income (loss)..................................     8,328       (299)     4,062

NOTE 3 -- RESTRICTED CASH

     Restricted cash, of $966,000 and $937,000 at December 31, 2001 and 2000, respectively, represents a deposit to secure a litigation claim.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 4 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Textile Products
  Revolving credit facility, prime + .25% or Libor + 3.00%,
     due December 2002......................................  $14,449   $10,937
  Acquisition credit facility, prime + 1.00% Libor +3.25%,
     due December 2002......................................    1,000     1,000
  Equipment term loan, 9.30% fixed rate, due October 2005...      806       973
  Equipment credit facility, prime +.25% or Libor +2.75%,
     due December 2002......................................       --        --
                                                              -------   -------
                                                               16,255    12,910
Other
  Convertible loan from stockholder, 10% fixed, repaid March
     2002...................................................    1,500     2,500
  Capital lease obligations, 12.18% fixed, due December
     2004...................................................    1,386     1,774
  Senior Secured Term Loan, 10.25% fixed, repaid June
     2001...................................................       --    15,094
                                                              -------   -------
                                                                2,886    19,368
                                                              -------   -------
     Total..................................................  $19,141   $32,278
                                                              =======   =======

     Further information regarding loans payable is provided below:

  TEXTILE PRODUCTS

     Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base as defined in the agreement. As of December 31, 2001, Brookwood had an additional $380,000 of borrowing base availability. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The loan agreement contains covenants, which include maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company. The outstanding balance at December 31, 2001 was $14,449,000.

     At June 30, 2000 and September 30, 2000, Brookwood was not in compliance with a coverage ratio covenant contained in the Key Credit Agreement and subsequently obtained waivers of the violations. The waivers provided for an increase of 0.50% in interest rates on the revolving credit facility and the acquisition credit facility, effective October 2000, restrictions on the payments to the parent company and certain other restrictive provisions. Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At December 31, 2000, Brookwood was in compliance with its coverage ratio covenant, however, Brookwood did not achieve its coverage ratio for the first quarter of 2001 and obtained a waiver. Brookwood was in compliance with its coverage ratio covenant for the remainder of 2001.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during the year ended December 31, 2001. This

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES facility bears interest at one percent over the prime rate (5.75% and 10.50%, at December 31, 2001 and 2000, respectively). The outstanding balance at December 31, 2001 was $1,000,000.

     Equipment Credit Facility. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. Brookwood borrowed $1,000,000 under this credit line. The facility bears interest at Libor plus 2.75 (4.18% and 9.37% at December 31, 2001 and 2000, respectively). In 2000 the $1,000,000 borrowing was converted into a term loan, at fixed rate of 9.37%, with a maturity date of October 2005 and requires a monthly principal and interest payment of $20,938. The outstanding balance at December 31, 2001 was $806,000.

     The Company intends to extend or refinance their three revolving credit facilities prior to its maturity in December 2002.

  OTHER

     Senior Secured Term Loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the "Senior Secured Term Loan"). Proceeds were used to repay the then outstanding 7% Debentures, a term loan and provide working capital. The Senior Secured Term Loan bore interest at a fixed rate of 10.25%, was scheduled to mature in December 2004, was fully amortizing and required a monthly payment of $385,000. Collateral was comprised of (i) 300,397 HRP limited partner units; (ii) 1,440,000 shares of Hallwood Energy common stock; (iii) a senior lien on the capital stock of the Hallwood Hotels, Inc. subsidiary; and (iv) a senior lien on the capital stock of the Brock Suite Hotels, Inc. subsidiary. The Senior Secured Term Loan contained various financial and non-financial covenants. The Senior Secured Term Loan was fully repaid in May 2001 with a portion of the proceeds from the sale of the Company's investment in Hallwood Energy.

     Convertible Loans from Stockholder. In order to provide sufficient funds to meet the Company's cash flow requirements and maintain compliance with the loan covenants contained in the Senior Secured Term Loan, the Company entered into three loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner. Loans payable at the balance sheet dates are as follows (amounts in thousands, except conversion prices):

                                                                               DECEMBER 31,
ORIGINAL                                        CONVERSION                    ---------------
LOAN DATE                         LOAN AMOUNT     PRICE      REPAYMENT DATE    2001     2000
---------                         -----------   ----------   --------------   ------   ------
March 2001......................    $1,500        $6.12      March 2002       $1,500   $   --
September 2000..................     1,000         6.47      December 2001        --    1,000
March 2000......................     1,500        10.13      December 2001        --    1,500
                                    ------                                    ------   ------
                                    $4,000                                    $1,500   $2,500
                                    ======                                    ======   ======

     Significant terms included: (i) term of five years; (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured; and (v) convertible into common stock after a one-year period from the date of issuance at a conversion price equal to 115% of the market price on the date each of the loans was approved by the Company's independent board members. Two loans were repaid in December 2001 in the amount of $2,881,000, which represented principal of $2,500,000 and accrued interest of $381,000. The remaining loan was repaid in March 2002 in the amount of $1,648,000, which represented principal of $1,500,000 and accrued interest of $148,000.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding balance at December 31, 2001 was $1,386,000.

     In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. (the "Term Loan and Revolving Credit Facility"). The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan proceeds were used in part to repay the aforementioned $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of certain financial ratios, restrictions on certain new indebtedness and the payment of dividends. The Company has not drawn any funds on the revolving credit facility, and therefore has $4,000,000 of unused borrowing capacity.

     Schedule of Maturities. Maturities of loans payable and 10% Debentures for the next five years are presented below (in thousands):

                                                              CAPITAL
YEARS ENDED                        TEXTILE    STOCKHOLDER      LEASE         10%
DECEMBER 31,                       PRODUCTS      LOANS      OBLIGATIONS   DEBENTURES    TOTAL
------------                       --------   -----------   -----------   ----------   -------
2002.............................  $15,632      $1,500        $  398        $   --     $17,530
2003.............................      201          --           464            --         665
2004.............................      221          --           524            --         745
2005.............................      201          --            --         6,468       6,669
2006.............................       --          --            --            --          --
                                   -------      ------        ------        ------     -------
     Total.......................  $16,255      $1,500        $1,386        $6,468(a)  $25,609(b)
                                   =======      ======        ======        ======     =======

---------------

(a)  Maturity of 10% Debentures excludes unamortized gain of $209,000.

(b) Excludes $11,609,000 of debt associated with the Company's discontinued hotel segment, which is considered currently payable due to the existing loan defaults.

NOTE 5 -- DEBENTURES

     10% Subordinated Debentures. The Company has outstanding an issue of 10% Collateralized Subordinated Debentures ("10% Debentures"), due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For accounting purposes, a pro rata portion of an unamortized gain in the original amount of $353,000 is being amortized over its term using the effective interest method. As a result, the effective interest rate for financial reporting is 8.9%. The 10% Debentures are secured by a junior lien on the capital stock of the Brookwood subsidiary and certain hotel subsidiaries. Balance sheet amounts for the 10% Debentures are detailed below (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
10% Debentures (face amount)................................  $6,468   $6,468
Unamortized gain, net of accumulated amortization...........     209      257
                                                              ------   ------
  Total.....................................................  $6,677   $6,725
                                                              ======   ======

     As a result of certain hotel properties of the Company being placed into receivership, as further discussed in Note 6, the Company determined that a technical default occurred under the terms of the Indenture for the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the "Notice") to debentureholders on July 27, 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default, rescind and annul the declaration of acceleration and its consequences. On October 22, 2001, the Company announced that a solicitation of its bondholders, which began on September 24, 2001, was completed and that bondholders consented to grant the waiver and rescind and annul the acceleration. The overdue interest was subsequently deposited with the Trustee and was paid on November 30, 2001 to holders of record on November 20, 2001. The payment consisted of interest that was to have been paid on July 31, 2001 and October 31, 2001, which the Company was prohibited from paying by the Indenture during the default, together with default interest on these amounts at the rate of 10% per annum. The normal quarterly interest payments resumed on January 31, 2002.

     7% Collateralized Senior Subordinated Debentures. In March 1993, the Company completed an exchange offer whereby $27,481,000 of its then outstanding 13.5% Debentures were exchanged for a new issue of 7% Collateralized Senior Subordinated Debentures due July 31, 2000 (the "7% Debentures"), and purchased for cash $14,538,000 of its 13.5% Debentures at 80% of face amount. Concessions given the Company from the 13.5% debentureholders in the 1993 exchange offer were accounted for as a modification of an existing obligation and no current period gain was recognized. The unrecognized gain of $4,220,000, was amortized, using the constant effective interest rate method over the term of the 7% Debentures. The total unrecognized gain was recorded as an increase to the carrying value of the 7% Debentures, and was amortized as a reduction of interest expense. This amortization resulted in an effective interest rate of approximately 4.2% for the 7% Debentures. The amortization of such unrecognized gain was $399,000 for the year ended December 31, 1999.

     In December 1999, the Company announced the full redemption (the "Redemption") of its outstanding 7% Debentures of $14,088,000, which occurred in January 2000 (the "Redemption Date"). The redemption price was 100% of the face amount plus accrued and unpaid interest to the Redemption Date. Funding for the Redemption was provided by proceeds from the new Senior Secured Term Loan. In accordance with the terms of the indenture, the funds were irrevocably transferred to the trustee in December 1999, and the obligation was effectively extinguished and collateral released. The Redemption was actually completed by the trustee in January 2000, at which time the 7% Debentures were retired and canceled. The Company recognized an extraordinary gain from debt extinguishment of $240,000 during 1999 from the Redemption, representing the remaining balance of the unrecognized gain at that date.

NOTE 6 -- DISCONTINUED OPERATIONS -- HOTEL ASSETS HELD FOR SALE

     The Company's hotel segment experienced cash flow difficulties during 2000 due to weaker occupancy and average daily rates. In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. The capital lease obligations will be repaid by the sale of leased property or other considerations.

     The Company determined that it would retain ownership of the leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to significant lease concessions by the landlord. Accordingly, this hotel has been classified as an asset held for use. Prior year operating results for the hotel have been reclassified to continuing operations in the "other" segment. The carrying value the hotel held for use was $331,000 and $438,000, at December 31, 2001 and 2000, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A summary of the loss from hotel operations held for sale are detailed below (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Sales...................................................  $ 7,619   $16,839   $20,280
Gain from extinguishment of debt........................      216        --        --
                                                          -------   -------   -------
                                                            7,835    16,839    20,280
                                                          -------   -------   -------
Expenses
  Operating expenses....................................    6,822    14,746    17,117
  Interest expense......................................    1,848     2,607     2,495
  Impairment............................................      935     3,320        --
  Deferred income taxes (benefit).......................     (600)      341       445
  Other disposition costs...............................      214       115        --
  Depreciation and amortization.........................       --     2,683     2,708
                                                          -------   -------   -------
                                                            9,219    23,812    22,765
                                                          -------   -------   -------
  (Loss) from discontinued hotel operations.............  $(1,384)  $(6,973)  $(2,485)
                                                          =======   =======   =======

     In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites Hotel in Sarasota, Florida. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites Hotel in Oklahoma City, Oklahoma, respectively.

     In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby 1) the Company transferred to the lender the stock ownership of Hallwood Hotels -- OKC, Inc., the entity that owned the Embassy Suites hotel and 2) the mezzanine lender released the Company from its obligations under the first mortgage and the mezzanine loan. The Company continues to have certain contingent obligations with respect to limited matters such as environmental contamination, but management is not aware of any circumstances which would initiate a claim. The Company reported the transaction as an extinguishment of debt and recorded a gain $216,000 (net of $100,000 deferred tax expense).

     In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement which, among other terms, included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. It is anticipated that the Company will recognize a gain from extinguishment of debt of approximately $1,600,000, net of tax, in 2002.

     In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure on its mortgage. A foreclosure sale is scheduled for May 2002. In connection with the foreclosure, the lender has waived its right to a deficiency judgement against the Company. It is anticipated that the Company will recognize a gain from extinguishment of debt of approximately $1,900,000, net of tax, in 2002.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A summary of the non-recourse loans payable associated with the hotels held for sale is detailed below (in thousands):

                                                                     DECEMBER 31,
                                                                   -----------------
DESCRIPTION                                        LOCATION         2001      2000
-----------                                    -----------------   -------   -------
Term loan, 7.86% fixed, due January 2008.....  Greenville, SC      $ 6,514   $ 6,512
Term loan, 8.20% fixed, due November 2007....  Tulsa, OK             5,095     5,093
Term loan, 7.5%, fixed, due October 2008.....  Oklahoma City, OK        --    16,742
Term loan, Libor + 7.5%, due October 2005....  Oklahoma City, OK        --     1,003
                                                                   -------   -------
  Total......................................                      $11,609   $29,350
                                                                   =======   =======

     The Company has been released from all its mortgage obligations. However, the owner of the Longboat Key Holiday Inn hotel has made a claim against the Company under a guaranty which is in discovery, and the franchiser of the Embassy Suites hotel has made a claim for liquidated damages under a franchise contract which is in mediation.

NOTE 7 -- DISCONTINUED OPERATIONS -- ENERGY

     In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. Pure commenced its tender offer in April 2001, with an expiration date of May 8, 2001. On May 9, 2001, Pure announced that it had successfully completed its tender offer, and had acquired approximately 85% of the Hallwood Energy common stock and 78% of the Hallwood Energy preferred stock. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without the prior written consent of Pure and Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. The Company has also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential.

     Accordingly, energy operations have been segregated from the Company's continuing operations and reported as a single line item -- Income from Discontinued Operations. A summary of the net assets as of the balance sheet dates and income from discontinued energy operation, are detailed below (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              2001     2000
                                                              -----   ------
Investment in Hallwood Energy...............................  $ --    $7,403
Deferred tax asset..........................................    --     1,793
                                                              -----   ------
  Net assets of discontinued energy operations..............  $ --    $9,196
                                                              =====   ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
Revenue
  Gain on sale of investment in Hallwood Energy...........  $ 8,725   $   --   $   --
  Equity income from investment in Hallwood Energy........    1,837    2,826      380
  Oil and gas revenues and other income...................       --       --    2,515
                                                            -------   ------   ------
                                                             10,562    2,826    2,895
Expenses
  Deferred federal income tax (benefit)...................     (672)      --       --
  State income tax expense................................      100       --       --
  Interest expense........................................       --       --      275
  Depreciation depletion and amortization.................       --       --      849
  Operating and administrative expenses...................       --       --    1,333
                                                            -------   ------   ------
                                                               (572)      --    2,457
                                                            -------   ------   ------
     Income from discontinued energy operations...........  $11,134   $2,826   $  438
                                                            =======   ======   ======

     The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization is being reported in the "other" section of the statement of operations.

     In June 1999, Hallwood Energy Corporation, a new publicly traded entity ("Hallwood Energy"), completed a consolidation of its affiliated Hallwood Energy Partners, L.P. ("HEP") and Hallwood Consolidated Resources Corporation ("HCRC") and the energy interests of the Company (the "Energy Consolidation"). The Company received 1,800,000 shares of common stock (18% of the total outstanding) and 43,816 shares of preferred stock (1.9% of the total outstanding) in Hallwood Energy, in exchange for the contribution its energy interests. In December 1999, the Company distributed 360,000 shares of Hallwood Energy common stock in connection with the Separation Agreement, and in February 2000, sold all of its preferred stock to Hallwood Energy at its carrying value. As of the June 1999, the Company no longer consolidated its energy business.

     The Company subsequently accounted for its investment using the equity method of accounting, as the Company exercised significant influence over Hallwood Energy's operational and financial policies. The Company's share of the underlying equity in net assets of Hallwood Energy exceeded its investment by $4,391,000, which was being amortized at a rate which approximated the depletion rate of Hallwood Energy's reserves. In addition to recording its share of Hallwood Energy's net income available to common stockholders, the Company also recorded its preferred dividends prior to the February 2000 sale of its preferred stock. The Company also recorded its pro rata share of any capital transactions and other comprehensive income.

NOTE 8 -- REDEEMABLE PREFERRED STOCK

     The Company has outstanding 250,000 shares of preferred stock (the "Series B Preferred Stock"). The holders of Series B Preferred Stock are entitled to dividends in an annual amount of $0.20 per share (total annual amount of $50,000), which have been paid in each of the years between 1996 and 2001. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001 dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock also has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemp-

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES tion 15 years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

NOTE 9 -- STOCKHOLDERS' EQUITY

     Common Stock. The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

     Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $.10 per share, and did issue 250,000 shares of Series B Preferred Stock.

     Treasury Stock. During December 2001, the Company repurchased 63,400 shares of its common stock from its principal stockholder, Anthony J. Gumbiner for $412,000, the same amount paid by the stockholder to purchase the shares in October 2001 from an unrelated third party. During 1999, the Company redeemed 457,794 shares of common stock in connection with the separation agreement discussed in Note 10. As of December 31, 2001 and 2000, the Company held 1,034,760 and 971,360 treasury shares, respectively.

     Stock Options. All options under the 1995 Stock Option Plan for The Hallwood Group Incorporated are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company's common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant. In May 2000, the Board of Directors granted the remaining 70,800 available options to purchase common stock under the 1995 Stock Option Plan. During 1999, the Company reacquired 55,800 options from its former president, pursuant to the separation agreement.

     A summary of options granted and the changes therein during the three years ended December 31, 2001 are presented below:

                                                YEARS ENDED DECEMBER 31,
                              ------------------------------------------------------------
                                     2001                 2000                 1999
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                              NUMBER    AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                                OF      EXERCISE     OF      EXERCISE     OF      EXERCISE
                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                              -------   --------   -------   --------   -------   --------
Outstanding, beginning of
  year......................  204,000    $12.23    133,200    $13.25    189,000    $13.06
Granted.....................       --        --     70,800     10.31         --        --
Exercised...................       --        --         --        --         --        --
Forfeited...................       --        --         --        --         --        --
Reacquired..................       --        --         --        --    (55,800)    12.60
                              -------    ------    -------    ------    -------    ------
Outstanding, end of year....  204,000    $12.23    204,000    $12.23    133,200    $13.25
                              =======    ======    =======    ======    =======    ======
Options exercisable, at end
  of year...................  204,000    $12.23    204,000    $12.23    133,200    $13.25
                              =======    ======    =======    ======    =======    ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Below is the status of the 1995 Stock Option Plan as of December 31, 2001:

Total authorized....................   204,000
Less: Number granted, not exercised:
     May 2000.......................   (70,800)  Exercise price of $10.31, expiring
                                                 May 2010
     September 1997.................   (66,600)  Exercise price of $17.37, expiring
                                                 September 2007
     February 1997..................   (12,375)  Exercise price of $15.00, expiring
                                                 February 2007
     September 1996.................   (41,850)  Exercise price of $7.83, expiring
                                                 September 2006
     June 1995......................   (12,375)  Exercise price of $7.67, expiring
                                                 June 2005
                                      --------
          Sub-total.................  (204,000)
                                      --------
Total available.....................        --
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

Net income (loss) available to common stockholders -- as
  reported..................................................   $(4,917)
Net income (loss) available to common stockholders -- pro
  forma.....................................................   $(5,316)
Net income (loss) per common share -- as reported
  Basic.....................................................     (3.45)
  Assuming dilution.........................................     (3.45)
Net income (loss) per common share -- pro forma
  Basic.....................................................     (3.73)
  Assuming dilution.........................................     (3.73)

     The fair value of options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%, expected life of 5 years and no distribution yield. The Company issued options for 70,800 shares of common stock in 2000 which vested immediately and did not issue options during 2001 or 1999. The weighted average fair value of the options granted during 2000 was $399,000. All options previously issued were fully vested.

     Income (Loss) Per Common Share. The following table reconciles the Company's income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES assuming dilution, and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             -------   -----   ------
INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
Income (loss) from continuing operations...................  $(4,548)  $(635)  $3,526
Less dividend on preferred stock...........................      (50)    (50)     (50)
                                                             -------   -----   ------
Income (loss) from continuing operations available to
  common stockholders -- basic.............................  $(4,598)  $(685)  $3,476
                                                             =======   =====   ======
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic......................................................    1,420   1,425    1,870
Assumed issuance of shares from exercise of stock
  options..................................................       --      --       82
Assumed repurchase of shares from stock options proceeds...       --      --      (53)
                                                             -------   -----   ------
Assuming dilution..........................................    1,420   1,425    1,899
                                                             =======   =====   ======

     Due to the loss from continuing operations in 2001 and 2000, all common stock equivalents are anti-dilutive.

NOTE 10 -- COST OF SEPARATION AGREEMENT

     In 2001, the Company recorded an additional loss of $500,000, which represents an increase in the deferred purchase price for anticipated payments to Epsilon Trust in 2002, applicable to its 20% share of net cash flow from the Company's real estate management activities.

     In May 1999, the Company announced that it had reached an agreement with Mr. Brian M. Troup, former president and director of the Company, regarding a separation of their interests (the "Separation Agreement"). In exchange for stock and options of the Company held by Mr. Troup and Epsilon Trust, the Company transferred certain assets to the trust or Mr. Troup resulting in a loss of $1,769,000 in 1999. In addition, the Company agreed to pay quarterly to Mr. Troup the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000, subject to termination in certain events.

NOTE 11 -- INCOME TAXES

     The following is a schedule of the income tax expense (benefit) (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
CONTINUING OPERATIONS                                       2001     2000      1999
---------------------                                      ------   -------   -------
Federal
  Deferred...............................................  $2,121   $(1,546)  $(1,318)
  Current................................................      58        46        71
                                                           ------   -------   -------
     Sub-total...........................................   2,179    (1,500)   (1,247)
State....................................................     244       290       233
                                                           ------   -------   -------
     Total...............................................  $2,423   $(1,210)  $(1,014)
                                                           ======   =======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
DISCONTINUED OPERATIONS                                    2001      2000      1999
-----------------------                                   -------   -------   -------
Federal
  Deferred..............................................  $(1,272)  $   341   $   445
  Current...............................................       --        --        --
                                                          -------   -------   -------
  Sub-total.............................................   (1,272)      341       445
State...................................................      100        --        --
                                                          -------   -------   -------
  Total.................................................  $(1,172)  $   341   $   445
                                                          =======   =======   =======

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
EXTRAORDINARY ITEMS                                        2001      2000      1999
-------------------                                       -------   -------   -------
Federal
  Deferred..............................................  $   100   $    --   $    --
                                                          =======   =======   =======

     Reconciliations of the expected tax (or benefit) at the statutory tax rate to the effective tax or (benefit) are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Expected tax (benefit) at the statutory tax rate........  $ 1,930   $(1,949)  $   391
Increase (decrease) in deferred tax asset valuation
  allowance.............................................   (1,489)      928    (3,607)
State taxes.............................................      227       191       154
Foreign loss not taxable................................      121        50         3
Redemption of treasury stock............................       --        --     2,639
Alternative minimum tax.................................       --        --        71
Other...................................................      562       (89)     (220)
                                                          -------   -------   -------
  Effective tax or (benefit)............................  $ 1,351   $  (869)  $  (569)
                                                          =======   =======   =======

     As a result of the expected gains from the Company's plan to dispose of certain hotels, the appreciation in the market value of the HRP limited partner units and projected income from continuing operations, management has determined that the deferred tax asset should be adjusted to reflect the anticipated utilization of net operating loss carryforwards ("NOLs") from assumed realization of the gains and projected income from continuing operations. Accordingly, the Company recorded a deferred tax expense of $949,000 in 2001, and a deferred tax benefit of $1,205,000 in 2000 and $873,000 in 1999, which adjusted the deferred tax asset to $7,477,000 ($1,800,000 attributable to hotels held for sale) at December 31, 2001 from $8,426,000 ($1,300,000 attributable to hotels held for sale and $1,793,000 to discontinued energy operations) at December 31, 2000, and increased it to $7,221,000 ($1,641,000 attributable to discontinued operations) at December 31, 1999 from $6,348,000 at December 31, 1998.

     Although the Company reported significant taxable income in 2001 as a result of the sale of its investment in Hallwood Energy, it incurred no federal alternative minimum tax due to a change in the tax law affecting the calculation of the alternative minimum tax, however current federal taxes of $58,000 were incurred by subsidiaries. For 2000, the Company incurred no federal alternative minimum tax, due to federal tax losses, however $46,000 was incurred by subsidiaries. The Company incurred a federal alternative minimum tax of $71,000 in 1999, due to utilization of NOLs to offset taxable income. The accrued federal

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES income tax (receivable) payable was $(358,000) and $98,000, and for state taxes was $210,000 and $125,000 at December 31, 2001 and 2000, respectively.

     A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                          DEFERRED TAX ASSET, NET
                                              -----------------------------------------------
                                                DECEMBER 31, 2001        DECEMBER 31, 2000
                                              ----------------------   ----------------------
                                               ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                              --------   -----------   --------   -----------
Basis differences...........................  $ 12,999      $ --       $ 13,563     $   --
Net operating loss carryforward.............    12,739        --         17,175         --
Equity in earnings of unconsolidated
  affiliates................................     3,540                       --      1,086
Tax credits.................................     2,212        --          3,044         --
Reserves recorded for financial statement
  purposes and not for tax purposes.........     2,093        --          1,905         --
Original issue discounts and cancellation of
  debt income on debentures.................       712        --            708         --
Depreciation and amortization...............        --       475            619         --
Other temporary differences.................        --       233             97         --
                                              --------      ----       --------     ------
Deferred tax assets and liabilities.........    34,295      $708         37,111     $1,086
                                                            ====                    ======
Less: Deferred tax liabilities..............      (708)                  (1,086)
                                              --------                 --------
                                                33,587                   36,025
Less: Valuation allowance...................   (26,110)                 (27,599)
                                              --------                 --------
     Deferred tax asset, net................  $  7,477(a)              $8,426(b)
                                              ========                 ========

---------------

(a) $5,667,000 is attributable to continuing operations and $1,800,000 to hotels held for sale.

(b) $5,333,000 is attributable to continuing operations, $1,300,000 attributable to hotels held for sale and $1,793,000 attributable to discontinued energy operations.

     Below is a schedule of expiring NOLs for tax purposes by year (in thousands):

YEARS ENDING
DECEMBER 31,                                                   AMOUNT
------------                                                   -------
2006........................................................   $ 6,755
2007........................................................     8,517
2008........................................................    12,896
2009........................................................     6,916
2010........................................................     1,346
2020........................................................     1,037
                                                               -------
     Total..................................................   $37,467
                                                               =======

     In addition, the Company has approximately $2,212,000 of alternative minimum tax credits, which have no expiration date, and a depletion carryforward of approximately $6,323,000, which may be used to offset future taxable income without an expiration limitation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 2001, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

NOTE 12 -- EXTRAORDINARY GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

     In the year ended December 31, 2001, the Company recognized an extraordinary loss from early extinguishment of debt of $917,000. The loss resulted from (i) the write off of $800,000 in unamortized deferred loan costs associated with the repayment of the Senior Secured Term Loan, and (ii) a $117,000 loss from of the Company's pro rata share of a $559,000 extraordinary loss reported by HRP during 2001.

     In the year ended December 31, 2000, the Company recognized an extraordinary loss from early extinguishment of debt of $85,000, which represented the Company's pro-rata share of an extraordinary loss from early extinguishment of debt reported by HRP. In the year ended December 31, 1999, the Company recognized an extraordinary gain from early debt extinguishment of $240,000 from the redemption of the 7% Debentures.

NOTE 13 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------   ------   -------
Recording of proportionate share of stockholders'
  equity/partners' capital transactions of equity
  investments
  Adoption of SFAS No. 133
     Cumulative effect..................................  $ (4,035)      --        --
     Realized upon disposition of Hallwood Energy.......     3,009       --        --
     Change in fair value of derivatives................     1,302       --        --
     Amortization of interest rate swap.................       (26)      --        --
                                                          --------   ------   -------
     Accumulated other comprehensive income.............  $    250       --        --
                                                          ========   ======   =======
  Other
     HRP................................................  $     --   $  291   $    --
     Hallwood Energy....................................       (36)      36        --

Hotel assets and liabilities relinquished in connection
  with debt extinguishment
  Loans payable.........................................  $ 17,726   $   --   $    --
  Other liabilities, net................................       398       --        --
  Hotel properties......................................   (17,808)      --        --
  Deferred tax asset....................................      (100)      --        --
                                                          --------   ------   -------
                                                          $    216       --        --
                                                          ========   ======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------   ------   -------
Assets exchanged in connection with the separation
  agreement
  Investment in HRP.....................................        --       --   $ 4,172
  Investment in Hallwood Energy.........................        --       --     1,665
  Interest in all condominium hotel assets..............        --       --     1,723
  Present value of future cash payments.................        --       --     3,197
                                                          --------   ------   -------
                                                                --       --   $10,757
                                                          ========   ======   =======
Conversion of energy investment to equity method
  Oil and gas properties................................        --       --   $10,809
  Current assets of HEP.................................        --       --     3,267
  Noncurrent assets of HEP..............................        --       --     1,194
  Receivables and other assets..........................        --       --        64
  Long-term obligations of HEP..........................        --       --    (6,872)
  Current liabilities of HEP............................        --       --    (2,160)
  Accounts payable and accrued expenses.................        --       --      (602)
                                                          --------   ------   -------
                                                                --       --   $ 5,700
                                                          ========   ======   =======
Hotel furniture, fixtures and improvements acquired by
  capital lease.........................................        --       --   $ 2,085

Supplemental disclosures of cash payments.
Interest paid...........................................  $  3,474   $6,143   $ 5,620
Income taxes paid.......................................       738      397       965

NOTE 14 -- ORGANIZATION AND OPERATIONS OF HALLWOOD REALTY PARTNERS, L.P.

     Organization. In 1990, the Company, through a wholly owned subsidiary, acquired from Equitec Financial Group, Inc. ("Equitec"), the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such partnerships into Hallwood Realty Partners, L.P. ("HRP"). The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. During 1998, management completed a consolidation of the Company's real estate assets into a new structure involving several new wholly owned entities. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC ("Hallwood Realty") and the limited partner interest is owned by HWG, LLC. The consolidation did not affect the carrying value of the investments.

     Operations. As general partner, Hallwood Realty earns an asset management fee and related fees from HRP properties, which amounted to $609,000, $655,000 and $619,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company's Hallwood Commercial Real Estate, LLC ("HCRE") subsidiary is responsible for day-to-day on-site property management at all of HRP's properties for which HCRE receives management fees, leasing commissions and other fees. HCRE earned fees and commissions from HRP and other third parties aggregating $5,949,000, $5,993,000 and $8,472,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Other. In accordance with the terms of the Separation Agreement, the Company distributed 82,608 HRP limited partner units to the Epsilon Trust in December 1999, all of which were repurchased by HRP in

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

May 2000. As of December 31, 2001, the Company owns 330,432 HRP limited partner units (21% of the total outstanding).

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

     Operations. Brookwood maintains factoring agreements which provide that receivables, resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. Commissions paid to the factors were approximately $240,000, $322,000 and $379,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $ 4,336   $ 3,805
Work in process.............................................    2,851     2,702
Finished goods..............................................    9,987    10,271
                                                              -------   -------
                                                               17,174    16,778
Less: Obsolescence reserve..................................     (421)     (365)
                                                              -------   -------
     Total..................................................  $16,753   $16,413
                                                              =======   =======

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Land........................................................  $    391   $    391
Buildings and improvements..................................     4,424      4,372
Leasehold improvements......................................       392        392
Machinery and equipment.....................................    12,187     11,466
Office furniture and equipment..............................     3,148      3,034
Construction in progress....................................     1,401      1,273
                                                              --------   --------
                                                                21,943     20,928
Less: Accumulated depreciation..............................   (12,517)   (11,143)
                                                              --------   --------
     Total..................................................  $  9,426   $  9,785
                                                              ========   ========

     Management conducted an analysis of the carrying values of certain intangible assets related to acquisitions made in prior years and determined that Brookwood has suffered an impairment to those values due to recent economic trends and conditions. Accordingly, an impairment charge of $1,446,000 was recorded in December 31, 2001.

     During 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile related industry. The joint venture is 50%-owned by its joint venture partner with operating and management decision making, and venture profits and losses shared equally by both partners. As Brookwood does not

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES exercise control over the joint venture, the investment is accounted for utilizing the equity method of accounting.

     The following table sets forth summarized financial data of the joint venture as of and for the year ended December 31, 2001(in thousands):

Balance Sheet Data
  Total assets..............................................   $8,522
  Total liabilities.........................................    7,288
  Joint venture capital.....................................    1,234
Statement of Operations Data
  Revenue...................................................   $6,596
  Net income................................................    1,252

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

     Management has reviewed the carrying value of its loans payable and 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Loans payable associated with the Company's assets held for sale and discontinued operations have not been considered. Management has determined that the estimated fair value of the loans payable would be approximately $19,141,000 and $30,223,000 at December 31, 2001 and 2000, compared to the carrying value of $19,141,000 and $30,504,000, respectively. The estimated fair value of the 10% Debentures is $5,045,000 and $5,692,000, based on market prices on the New York Stock Exchange, compared to the carrying values of $6,677,000 and $6,725,000 at December 31, 2001 and 2000, respectively. The fair value of the Company's hotel obligations approximates the carrying value given its proximity to expected extinguishment.

     The fair value information presented as of December 31, 2001 and 2000 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     HSC Financial Corporation. Effective January 1997, the compensation committee approved a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation with which Mr. Gumbiner is and Mr. Troup was associated, that provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000, excluding reimbursement for out-of-pocket and other reasonable expenses. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract had an original termination date of July 1998, however, it automatically renews for one-year periods if not terminated by the parties beforehand.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

The contract was amended to reduce the annual consulting fee to $495,000 in January 2000 and amended to increase the fee to $795,000 in May 2001. In addition, the Board of Directors awarded a bonus to HSC in March 2002 in the amount of $33,000 from its HCRE subsidiary.

     Pursuant to the HSC financial consulting agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. The Company paid HSC $344,000, $304,000 and $313,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Of the amounts paid, the Company incurred $86,000, $117,000 and $107,000 of expense for the years ended December 31, 2001, 2000 and 1999, respectively. The remainder was reimbursed by HRP, HEPGP, HEP and other affiliates of HEP.

     Hallwood Investments Limited. In March 2000, September 2000 and March 2001, the Company entered into loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, in the amount of $1,500,000, $1,000,000 and $1,500,000, respectively. Significant terms included:
(i) term of five years; (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured; and (v) convertible into common stock twelve months after date of issuance, if not previously repaid, at $10.13 per share (March 2000 loan) $6.47 per share (September 2001 loan), which was 115% of the market price on the date each of the loans was approved by the Company's independent board members. Two of the loans were repaid in December 2001 in the amount of $2,881,000, which represented principal of $2,500,000 and accrued interest of $381,000. The remaining loan was repaid in March 2002 in the amount of $1,648,000, which represented principal of $1,500,000 and accrued interest of $148,000.

     Hallwood Realty Partners, L.P. As previously discussed in Note 14, the Company earns management fees, leasing commissions and other fees from HRP.

     Stanwick. The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $25,000 for each of the years ended December 31, 2001, 2000 and 1999, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner is a director of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

     Strategic Technical Alliance -- Joint Venture. In the normal course of business, Brookwood sells inventory to its joint venture investee. At December 31, 2001 the joint venture owed $5,216,000 to Brookwood under this arrangement.

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

     Beginning in 1997, the Company and its HRP affiliate have been defendants in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No.15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The suit was dismissed in April 2001. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to the Company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995 to HRP. The amount represents what the court determined was an underpayment by the Company. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. Oral arguments were heard on February 12, 2002 and a rehearing en banc was held on March 26, 2002. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. In February 2001, the court rendered a decision in favor of the defendants and the court ordered the complaint dismissed. HRP appealed certain of the trial court's rulings to the U.S. Second Circuit Court of Appeals. The appellate court affirmed the rulings of the trial court on April 11, 2002.

     In connection with the settlement of an obligation related to a matter involving the Company's former affiliate Integra -- A Hotel and Restaurant Company, the Company issued a four-year, $500,000 promissory note due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The settlement agreement also provided that the pledgee had the right to receive an additional payment in an amount equal to 25% of the increase in the value of the HRP units over the base amount of $8.44 per unit, but in no event more than an additional $500,000 (the "HRP Participation Amount"). The Company tendered full payment, including the HRP Participation Amount, totaling $1,000,000 in March 1998, although it reserved its rights to litigate the validity of an earlier tender that was rejected by the noteholder. The noteholder refused acceptance of the March 1998 tendered payment and instituted litigation in the State of Delaware. In December 1999, the Company and the noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the noteholder; (ii) the Company pay $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The parties complied with the terms of the Agreement and the units were

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES released. The trial was held in June 2001 in the Delaware Court of Chancery. The parties submitted post-trial briefings in September 2001. In February 2002, the court rendered its decision in favor of the Company. On March 22, 2002, the court entered an order that provides for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The noteholder has thirty days form the entry date to file an appeal, if any.

     The Company is currently a defendant in two lawsuits in connection with the disposition of two hotel properties. Plaintiffs allege violations of franchise and lease agreements and seek damages of approximately $1,500,000. Management believes that the claims are without merit and intends to vigorously defend the cases.

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

     In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement discussed in Note 10. The contingent obligation, in the amount of $3,500,000 at December 31, 2001 is the present value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation has been imputed at 12.75% and amounted to $395,000 and $408,000 for the years ended December 31, 2001 and 2000, respectively. During 2001, the Company accrued an additional $500,000 under this agreement, which is expected to be paid in 2002.

     In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement.

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

     Commitments. Total lease expense for noncancelable operating leases was $1,751,000, $3,456,000 and $3,452,000 for the years ended December 31, 2001,
2000 and 1999, respectively. The Company leases certain textile manufacturing equipment and certain hotel property, including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HRP and pays a proportionate share of the lease expense. Two hotel leases (one of which was terminated in February 2001) required the payment of contingent rent if revenue was excess of a base amount. Contingent rent was $88,000, $295,000 and $187,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     At December 31, 2001, aggregate net minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                   AMOUNT
------------                                                   ------
2002........................................................   $1,140
2003........................................................      990
2004........................................................      944
2005........................................................      905
2006........................................................      635
Thereafter..................................................    2,152
                                                               ------
  Total.....................................................   $6,766
                                                               ======

     Employment Contracts. The Company's Brookwood subsidiary has employment agreements which expire at various dates with a corporate officer and certain key employees. The approximate minimum annual compensation due under these commitments were as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                    AMOUNT
------------                                                   --------
2002........................................................   $315,000
2003........................................................         --
2004........................................................         --
2005........................................................         --
2006........................................................         --
                                                               --------
  Total.....................................................   $315,000
                                                               ========

NOTE 19 -- SEGMENT AND RELATED INFORMATION

     The Company is a holding company and classifies its business operations into two reportable segments; real estate and textile products. Both segments have different management teams and infrastructures that engage in different businesses and offer different services.

     Real Estate. The continuing real estate operations are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty and HCRE. Hallwood Realty is the sole general partner of HRP. At December 31, 2001, HRP owned fourteen real estate properties in six states containing 5,073,000 net rentable square feet. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting recording its pro-rata share of net income (loss) and partners capital transactions reported by HRP.

     Textile Products. The continuing textile products operations are conducted through the Company's wholly owned Brookwood subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Discontinued Operations -- Energy. Hallwood Energy owned interests in oil and gas properties, primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the West Texas Permian Basin

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES and onshore South Louisiana. Prior to the June 1999 Energy Consolidation, the Company consolidated the operations of HEP. Subsequently, the investment in Hallwood Energy was accounted for using the equity method of accounting, as the Company exercised significant influence over Hallwood Energy's operational and financial policies.

     In May 2001, the Company sold its investment in Hallwood Energy. The Company no longer operates in the energy business. Accordingly, the Company's energy operations have been reclassified as discontinued operations for all periods presented herein.

     Discontinued Operations -- Hotels. Hotel operations were conducted through the Company's wholly owned Hallwood Hotels and Brock Hotels subsidiaries. Hallwood Hotels held a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key , Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owned fee interests in two GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in one GuestHouse Suites Plus property located in Huntsville, Alabama.

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, which consisted of five hotel properties at that time. Accordingly, the Company's hotel operations which it intends to dispose of have been reclassified as discontinued operations. The Company subsequently determined that it would retain a leasehold interest in one of the hotels which has been reclassified as a continuing operation and is included in "other" within the following schedule. The balance sheet presentation for hotel operations have been reclassified to reflect the two hotels which are expected to be disposed of in 2002 as held for sale and the hotel which the Company intends to operate as held for use.

     Prior to its disposition in December 1999, the Company also conducted hotel operations through its wholly owned IRM subsidiary. It managed the property for individual unit owners for which it received a management fee and other consideration for the services it provided.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The following represents the Company's reportable amounts by segment, including its discontinued operations, as of and for the years ended December 31, 2001, 2000 and 1999, respectively ( in thousands):

                                   REAL     TEXTILE              DISCONTINUED
                                  ESTATE    PRODUCTS    OTHER     OPERATIONS    CONSOLIDATED
                                  -------   --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2001
Total revenue from external
  sources.......................  $ 8,394   $69,579    $ 3,309                    $ 81,282
                                  =======   =======    =======                    ========
Operating income (loss).........  $ 3,284   $(2,126)                              $  1,158
                                  =======   =======
Unallocable expenses, net.......                       $(3,283)                     (3,283)
                                                       =======                    --------
Loss from continuing operations
  before income taxes...........                                                  $ (2,125)
                                                                                  ========
Income from discontinued
  operations....................                                   $ 9,750        $  9,750
                                                                   =======        ========
Extraordinary gain (loss).......  $  (117)             $  (800)                   $   (917)
                                  =======              =======                    ========
Identifiable assets, December
  31, 2001......................  $12,558   $44,998    $    --     $ 9,506        $ 67,062
Cash allocable with segment.....       97       323      3,552          --           3,972
                                  -------   -------    -------     -------        --------
                                  $12,655   $45,321    $ 3,552     $ 9,506          71,034
                                  =======   =======    =======     =======
Corporate assets................                       $ 6,533                       6,533
                                                       =======                    --------
Total assets, December 31,
  2001..........................                                                  $ 77,567
                                                                                  ========
Depreciation, amortization and
  impairment....................  $   672   $ 2,879    $   110     $   935        $  4,596
                                  =======   =======    =======     =======        ========
Capital
  expenditures/acquisitions.....            $ 1,015                $     3        $  1,018
                                            =======                =======        ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                   REAL     TEXTILE              DISCONTINUED
                                  ESTATE    PRODUCTS    OTHER     OPERATIONS    CONSOLIDATED
                                  -------   --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2000
Total revenue from external
  sources.......................  $ 6,486   $73,852    $ 1,628                    $ 81,966
                                  =======   =======    =======                    ========
Operating income................  $ 3,840   $   455                               $  4,295
                                  =======   =======
Unallocable expenses, net.......                       $(6,140)                     (6,140)
                                                       =======                    --------
Loss from continuing operations
  before income taxes...........                                                  $ (1,845)
                                                                                  ========
Loss from discontinued
  operations....................                                   $(4,147)       $ (4,147)
                                                                   =======        ========
Extraordinary loss..............  $   (85)                                        $    (85)
                                  =======                                         ========
Identifiable assets, December
  31, 2000......................  $ 7,406   $41,479    $    --     $37,888        $ 86,773
Cash allocable with segment.....      283       211      1,344          --           1,838
                                  -------   -------    -------     -------        --------
                                  $ 7,689   $41,690    $ 1,344     $37,888          88,611
                                  =======   =======    =======     =======
Corporate assets................                       $ 7,312                       7,312
                                                       =======                    --------
Total assets, December 31,
  2000..........................                                                  $ 95,923
                                                                                  ========
Depreciation, amortization and
  impairment....................  $   672   $ 1,399    $ 1,007     $ 6,003        $  9,081
                                  =======   =======    =======     =======        ========
Capital
  expenditures/acquisitions.....            $ 3,214    $     3     $ 1,247        $  4,464
                                            =======    =======     =======        ========
YEAR ENDED DECEMBER 31, 1999
Total revenue from external
  sources.......................  $ 9,503   $80,704    $ 1,958                    $ 92,165
                                  =======   =======    =======                    ========
Operating income................  $ 6,530   $ 1,565                               $  8,095
                                  =======   =======
Unallocable expenses, net.......                       $(5,583)                     (5,583)
                                                       =======                    --------
Income from continuing
  operations before income
  taxes.........................                                                  $  2,512
                                                                                  ========
Loss from discontinued
  operations....................                                   $(2,047)       $ (2,047)
                                                                   =======        ========
Extraordinary gain..............                       $   240                    $    240
                                                       =======                    ========
Identifiable assets, December
  31, 1999......................  $10,159   $41,276    $    --     $36,875        $ 88,310
Cash allocable with segment.....      104        37      1,686          --           1,827
                                  -------   -------    -------     -------        --------
                                  $10,263   $41,313    $ 1,686     $36,875          90,137
                                  =======   =======    =======     =======
Corporate assets................                       $11,116                      11,116
                                                       =======                    --------
Total assets, December 31,
  1999..........................                                                  $101,253
                                                                                  ========
Depreciation, depletion,
  amortization and impairment...  $   672   $ 1,195    $   188     $ 3,557        $  5,612
                                  =======   =======    =======     =======        ========
Capital
  expenditures/acquisitions.....            $ 1,377    $   881     $ 2,073        $  4,331
                                            =======    =======     =======        ========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 20 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Results of operations by quarter for the years ended December 31, 2001 and 2000, are summarized below (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31, 2001
                                           -----------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                           -----------   ----------   ---------------   --------------
Operating revenues.......................    $20,878      $21,176         $18,339          $20,889
Gross profit.............................      4,075        2,622           4,335            1,956
Income (loss) from continuing
  operations.............................        352       (1,406)            437           (3,931)
Income (loss) from discontinued
  operations.............................      4,950        6,010            (635)            (575)
Net income (loss)........................      5,252        3,588             (81)          (4,514)
Comprehensive income (loss)..............      2,519        6,597             (95)          (4,526)
Per Share Data:
Income (loss) from continuing operations
  Basic..................................       0.25        (1.02)           0.31            (2.79)
  Assuming dilution......................       0.23        (1.02)           0.27            (2.79)
Income (loss) from discontinued
  operations
  Basic..................................       3.47         4.07           (0.45)           (0.41)
  Assuming dilution......................       2.87         4.07           (0.32)           (0.41)
Net income (loss)
  Basic..................................       3.69         2.48           (0.06)           (3.21)
  Assuming dilution......................       3.07         2.48           (0.00)           (3.21)

                                                          YEAR ENDED DECEMBER 31, 2000
                                           -----------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                           -----------   ----------   ---------------   --------------
Operating revenues.......................    $22,129      $21,406         $18,443          $19,988
Gross profit.............................      3,589        3,269           2,463            2,456
Income (loss) from continuing
  operations.............................        136          (77)           (820)             126
Income (loss) from discontinued
  operations.............................        191            7             187           (4,532)
Net income (loss) and comprehensive
  income (loss)..........................        327          (70)           (633)          (4,491)
Per Share Data:
Income (loss) from continuing operations
  Basic..................................       0.10        (0.09)          (0.58)            0.09
  Assuming dilution......................       0.10        (0.09)          (0.58)            0.09
Income (loss) from discontinued operation
  Basic..................................       0.13           --            0.13            (3.18)
  Assuming dilution......................       0.13           --            0.13            (3.18)
Net income (loss)
  Basic..................................       0.23        (0.08)          (0.44)           (3.15)
  Assuming dilution......................       0.23        (0.08)          (0.44)           (3.15)

---------------

The above amounts have been adjusted for the reclassification to continuing operations of one leased hotel property which the Company continues to operate.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Year ended December 31, 2001. In May 2001, the Company sold its investment in Hallwood Energy for a gain of $8,725,000. In June 2001, the Company recorded a gain from extinguishment of debt from the disposition of one hotel property in the amount of $216,000. In December 2001, the Brookwood subsidiary recorded an impairment of its goodwill of $1,446,000. In December 2001, the Company recorded an additional impairment of $935,000 relating to hotel assets held for sale.

     Year ended December 31, 2000. In December 2000, the Company decided to discontinue and dispose of its hotel segment. In connection with the planned disposition, the Company recorded an impairment of $4,000,000 to reduce the carrying values to their estimated fair market values. In December 2000, the Company recognized an extraordinary loss of $85,000 from early extinguishment of debt, which represented the Company's pro-rata share of an extraordinary loss from early extinguishment of debt reported by HRP.

NOTE 21 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company's matching contribution is discretionary, to be determined annually by the Company's Board of Directors;
(iii) excludes the Company's hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company's matching contributions, which were 50% of its employees contributions up to the first 6% contributed for each of the three years ended December 31, 2001, vest at a rate of 20% per year of service and become fully vested after five years. Employees of Hallwood Realty, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. Hallwood Energy and Brookwood have separate 401(k) plans which are similar to the Company's plan. Brookwood did not provide a matching employer contribution to its 401(k) plan in the years ended December 31, 2001 and 2000. Employer contributions paid on behalf of Hallwood Realty and Hallwood Energy employees were substantially paid by HRP and Hallwood Energy (HEP prior to the Energy Consolidation), respectively. The Company's contributions to the plans for the years ended December 31, 2001, 2000 and 1999, respectively, excluding contributions from the Hallwood Realty and Hallwood Energy affiliates were $62,000, $76,000, and $299,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the years ended December 31, 2001, 2000 and 1999 were $245,000, $222,000 and $212,000, respectively. At March 31, 2001, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

NOTE 22 -- SUBSEQUENT EVENT

     In January 2002, the Company invested $1,500,000 in a newly-formed, private energy company. The Company owns approximately 25% of this entity, anticipates using the equity method of accounting and has no future funding obligations.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated April 11, 2002, which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 11, 2002

                                   SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY)
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Investments in subsidiaries
  Continuing operations.....................................  $ 30,909   $ 11,721
  Discontinued operations -- energy.........................        --      9,196
Deferred tax asset, net.....................................     5,677      5,333
Cash and cash equivalents...................................     2,464        301
Restricted cash.............................................       966        937
Receivables and other assets................................       664      1,460
                                                              --------   --------
     Total Assets...........................................  $ 40,680   $ 28,948
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
10% Collateralized Subordinated Debentures..................  $  6,677   $  6,725
Deferred revenue -- noncompetition agreement................     5,840         --
Accounts payable, accrued interest and other accrued
  expenses..................................................     5,593      4,329
Investment in subsidiaries -- discontinued hotels held for
  sale......................................................     4,301      3,306
Capital lease obligations...................................     1,386      1,774
                                                              --------   --------
     Total Liabilities......................................    23,797     16,134
Redeemable preferred stock..................................     1,000      1,000
Common stock................................................       240        240
Additional paid-in capital..................................    54,452     54,416
Accumulated deficit.........................................   (23,729)   (27,924)
Accumulated other comprehensive income......................       250         --
Treasury stock..............................................   (15,330)   (14,918)
                                                              --------   --------
     Total Stockholders' Equity.............................    15,883     11,814
                                                              --------   --------
     Total Liabilities and Stockholders' Equity.............  $ 40,680   $ 28,948
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

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                   SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
INCOME
  Intercompany income from subsidiaries
     Interest income........................................  $ 3,158   $ 3,294   $ 3,731
     Management fees........................................    2,331     2,302     3,387
     Dividends..............................................       --       400       400
  Amortization of deferred revenue..........................    1,410        --        --
  Interest and other income.................................      215        75        90
  Fee income................................................       --       237       241
                                                              -------   -------   -------
       Total income.........................................    7,114     6,308     7,849
EXPENSES
  Litigation expense........................................    2,360        --        --
  Administrative expenses...................................    2,266     2,055     2,433
  Equity in net loss (income) of subsidiaries -- continuing
     operations.............................................    2,023     3,485    (2,282)
  Interest expense..........................................    1,088     1,243     1,191
  Intercompany interest expense.............................      559     1,710        51
  Cost of separation agreement..............................      500        --     4,675
                                                              -------   -------   -------
       Total expenses.......................................    8,796     8,493     6,068
                                                              -------   -------   -------
  Income (loss) from continuing operations..................   (1,682)   (2,185)    1,781
  Income taxes (benefit)....................................    3,023    (1,465)   (1,745)
                                                              -------   -------   -------
  Income (loss) from continuing operations before
     extraordinary gain.....................................   (4,705)     (720)    3,526
  Income (loss) from discontinued operations, net of tax
     Income from discontinued operations -- energy..........   11,134     2,826       438
     Loss from discontinued operations -- hotels (includes
       extraordinary gain from extinguishment of debt of
       $216 in 2001)........................................   (1,384)   (6,973)   (2,485)
                                                              -------   -------   -------
                                                                9,750    (4,147)   (2,047)
                                                              -------   -------   -------
  Income (loss) before extraordinary gain (loss)............    5,045    (4,867)    1,479
  Extraordinary gain (loss) from early extinguishment of
     debt...................................................     (800)       --       240
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................    4,245    (4,867)    1,719
  Cash dividend on preferred stock..........................      (50)      (50)      (50)
                                                              -------   -------   -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS..........  $ 4,195   $(4,917)  $ 1,669
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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                   SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------   -------   ------
Net Income (Loss)...........................................  $4,245   $(4,867)  $1,719
Other Comprehensive Income (Loss)
  Pro rata share of other comprehensive income from equity
     investments
     Adoption of SFAS No. 133
       Cumulative effect....................................  (4,035)       --       --
       Realized upon disposition of Hallwood Energy.........   3,009        --       --
       Changes in fair value of derivatives.................   1,302        --       --
       Amortization of interest rate swap...................     (26)       --       --
                                                              ------   -------   ------
Other Comprehensive Income (Loss)...........................     250        --       --
                                                              ------   -------   ------
Comprehensive Income (Loss).................................  $4,495   $(4,867)  $1,719
                                                              ======   =======   ======

     The "Notes to Consolidated Financial Statements of the Hallwood Group Incorporated and Subsidiaries" are an integral part of these statements.

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                   SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001      2000       1999
                                                              --------   -------   --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES......................................  $   (858)  $ 1,880   $  2,914
CASH FLOWS FROM INVESTING ACTIVITIES
  Return of (additional) investment in subsidiaries.........   (21,350)   (1,995)    13,162
  Proceeds from sale of Hallwood Energy stock...............    18,000       303         --
  Proceeds from noncompetition agreement....................     7,250        --         --
  Purchase of minority shares of Hallwood Energy............        --      (465)        --
                                                              --------   -------   --------
     Net cash provided by (used in) investing activities....     3,900    (2,157)    13,162
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of common stock for treasury.....................      (412)       --         --
  Repayment of bank borrowings and loans payable............      (388)       --       (500)
  Payment of preferred stock dividend.......................       (50)      (50)       (50)
  Net change in restricted cash for financing activities....       (29)      (36)      (901)
  Redemption of 7% Debentures...............................        --        --    (14,088)
                                                              --------   -------   --------
     Net cash used in financing activities..................      (879)      (86)   (15,539)
                                                              --------   -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................................     2,163      (363)       537
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       301       664        127
                                                              --------   -------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  2,464   $   301   $    664
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

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                   SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
DESCRIPTION                                                 2001      2000     1999
-----------                                                -------   ------   -------
Proportionate share of stockholders' equity/partners'
  capital transactions of equity investments
  Adoption of SFAS No. 133:
     Cumulative effect...................................  $(4,035)  $   --   $    --
     Realized upon disposition of Hallwood Energy........    3,009       --        --
     Change in fair value of derivatives.................    1,302       --        --
     Amortization of interest rate swap..................      (26)      --        --
                                                           -------   ------   -------
     Accumulated other comprehensive income..............  $   250       --        --
                                                           =======   ======   =======
  Other
     Hallwood Energy.....................................  $   (36)  $   36   $    --
Assets exchanged for redemption of treasury stock
  Assets owned by subsidiaries...........................       --       --     5,895
  Present value of future cash payments..................       --       --     3,197
  Investment in Hallwood Energy..........................       --       --     1,665
                                                                              -------
                                                                              $10,757
                                                                              =======
Conversion of energy investment to equity method
  Oil and gas properties.................................       --       --   $ 6,548
  Current assets of HEP..................................       --       --     1,722
  Noncurrent assets of HEP...............................       --       --       634
  Receivables and other assets...........................       --       --        53
  Long-term obligations of HEP...........................       --       --    (3,648)
  Current liabilities of HEP.............................       --       --    (1,056)
                                                                              -------
                                                                              $ 4,253
                                                                              =======
Supplemental disclosures of cash payments
Interest paid............................................  $ 1,607   $1,002   $ 2,027
Income taxes paid........................................      517      156       837

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

NOTE 2 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

     As referenced in Note 5 in the Consolidated Financial Statements, the Registrant's 10% Collateralized Subordinated Debentures due July 31, 2005, are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
10% Debentures (face amount)................................  $6,468   $6,468
Unamortized gain, net of accumulated amortization...........     209      257
                                                              ------   ------
     Total..................................................  $6,677   $6,725
                                                              ======   ======

NOTE 3 -- LOSS FROM DISCONTINUED OPERATIONS

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally allowing its non-recourse debt holders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition in the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record an impairment of $4,000,000 and $935,000, respectively to reduce their carrying value to estimated fair market value, which is included in the equity in net loss of hotel subsidiaries in the table below. The loss from discontinued operations consists of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Equity in net loss of hotel subsidiaries................  $ 1,986   $ 6,917   $ 2,540
Deferred income taxes (benefit).........................     (600)      341       445
Other hotel disposition costs...........................      214       115        --
Extraordinary gain from extinguishment of debt..........     (216)       --        --
Less:
  Intercompany management fee...........................       --      (400)     (500)
                                                          -------   -------   -------
  (Loss) from discontinued hotel operations.............  $(1,384)  $(6,973)  $(2,485)
                                                          =======   =======   =======

                                   SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        (PARENT COMPANY) -- (CONTINUED)

     Energy operations have been segregated from the Company's continuing operations and reported as a single line item -- income from discontinued energy operations. A summary of its operations for the three years ended December 31, 2001 are presented below:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
Revenues
  Gain on sale of investment in Hallwood Energy...........  $ 8,725   $   --   $   --
  Equity income from investment in Hallwood Energy........    1,837    2,826      380
  Oil and gas revenues and other income...................       --       --    2,515
                                                            -------   ------   ------
                                                             10,562    2,826    2,895
Expense
  Deferred federal income tax (benefit)...................     (672)      --       --
  State income tax expense................................      100       --       --
  Interest expense........................................       --       --      275
  Depreciation, depletion and amortization................       --       --      849
  Operating and administrative expenses...................       --       --    1,333
                                                            -------   ------   ------
                                                               (572)      --    2,457
                                                            -------   ------   ------
     Income from discontinued energy operations...........  $11,134   $2,826   $  438
                                                            =======   ======   ======

NOTE 4 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 18 to the consolidated financial statements.

     The capital lease obligations associated with the Company's hotel properties have been included as parent company liabilities, because the lease obligations will not necessarily be assumed or extinguished as the hotels are disposed of and repayment has been guaranteed by the parent company.

                                  SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                         CHARGED TO
                                            BALANCE,    (RECOVERY OF)   CHARGED                 BALANCE,
                                            BEGINNING     COSTS AND     TO OTHER                 END OF
                                             OF YEAR      EXPENSES      ACCOUNTS   DEDUCTIONS     YEAR
                                            ---------   -------------   --------   ----------   --------
TEXTILE PRODUCTS
  Allowance for losses -- accounts
     receivable:
     Year ended December 31, 2001.........    $375          $147          $ --        $(24)(a)    $498
     Year ended December 31, 2000.........     427           (13)          (10)        (29)(a)     375
     Year ended December 31, 1999.........     418            42            --         (33)(a)     427

---------------

Notes:

(a)  Write-off, net of recoveries

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9            Amendment to Financial Consulting Agreement, dated as of May
                         16, 2001, between the Company and HSC Financial Corporation.

         10.18           Credit Agreement, dated as of March 21, 2002, among HWG,
                         LLC, as the Borrower, The Hallwood Group Incorporated, as
                         Parent Guarantor, First Bank & Trust, as Administrative
                         Agent and the Financial Institution Now or Hereafter Parties
                         Thereto, as the Lenders, regarding a $3,000,000 Term Loan
                         and a $4,000,000 Revolving Credit Facility, filed herewith.

         21 Active subsidiaries of the Registrant as of February 28, 2002.

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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
                                 -----

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes  X    No
                                                      ------   ------

    The aggregate market value of units held by nonaffiliates of the registrant as of March 22, 2002 was $88,159,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 22, 2002: 1,589,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
          PART I

              Item 1.     Business                                                            3

              Item 2.     Properties                                                          6

              Item 3.     Legal Proceedings                                                   8

              Item 4.     Submission of Matters to a Vote of
                          Security Holders                                                    9


          PART II

              Item 5.     Market for Registrant's Units and Related
                          Security Holder Matters                                             9

              Item 6.     Selected Financial Data                                            10

              Item 7.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                      11

              Item 7a.    Quantitative and Qualitative Disclosures about Market Risk         18

              Item 8.     Financial Statements and Supplemental Information                  19

              Item 9.     Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosures                               39


          PART III

              Item 10.    Directors and Executive Officers of the Registrant                 40

              Item 11.    Executive Compensation                                             41

              Item 12.    Security Ownership of Certain Beneficial Owners
                          and Management                                                     43

              Item 13.    Certain Relationships and Related Transactions                     43


          PART IV

              Item 14.    Exhibits, Financial Statement Schedule and
                          Reports on Form 8-K.                                               44

                                     PART I


ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 2001, HRP owned fourteen real estate properties (the "Properties") located in six states containing 5,073,000 net rentable square feet (for additional information, see Item 2 - Properties). HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

RISKS, COMPETITION AND OTHER FACTORS

DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKETS COULD HARM HRP'S BUSINESS.

The commercial real estate industry depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP's business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP's financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

HRP's cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessful appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

HRP MAYBE SENSITIVE TO CHANGES IN INTEREST RATES.

Because only one of its mortgage loans has a floating interest rate, HRP's exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2001, HRP had mortgage loans totaling $176,224,000 with fixed interest rates from 6.97% to 8.7% (with an effective average interest rate of 8.21%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

HRP's $25,000,000 mortgage loan secured by Allfirst Building bears interest at LIBOR plus 130 basis points, and therefore HRP's actual cash interest costs are affected by changes in market interest rates. The interest rate for this loan was 3.44% as of December 31, 2001. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

INSURANCE RISKS HAVE INCREASED AS A RESULT OF RECENT EVENTS.

Due in large part to the terrorist activities of September 11, 2001, HRP believes that insurance companies are re-examining many aspects of their business, and may consider taking certain actions in the wake of these terrorist activities. Among such actions which insurance companies may take are increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP's ability to obtain appropriate insurance coverages at reasonable costs.

HRP MAY INCUR ENVIRONMENTAL LIABILITY IN ITS ROLE AS A PROPERTY OWNER.

Various national, state and local laws and regulations impose liability on real property owners, such as HRP, for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances. The liability may be imposed even if the original actions were legal and HRP did not know of, or was not responsible for, the presence of such hazardous or toxic substances. HRP may also be solely responsible for the entire payment of the liability if it is subject to joint and several liability with other responsible parties who are unable to pay. HRP may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site. HRP cannot be sure that any of such liabilities to which it may become subject will not have a material adverse effect upon its business, results of operations or financial condition.

Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

HRP MAY HAVE DIFFICULTY DISPOSING OF ASSETS WHEN IT HAS TO DO SO.

HRP's basic investment strategy is to hold real estate assets until what it believes to be an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond HRP's control could make it necessary for HRP to dispose of real estate properties during weak markets. Following a period when the market value of HRP's assets fell significantly, it could be required to sell assets at a time when it may be very inopportune to do so. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing assets during weak markets.

IF HRP DOES NOT GENERATE SUFFICIENT CASH FLOWS FROM OPERATIONS, IT MAY NEED ADDITIONAL CAPITAL.

To date, HRP has financed its operations with cash from profitably operating its established properties. If HRP does not generate enough cash from operations to finance its business in the future, it will need to raise additional funds through public or private financing or asset sales. If HRP borrows money, it may be required to agree to restrictions limiting its operating flexibility. If HRP requires additional funds and is not able to obtain such funds, it would have a material adverse effect on its operations.

SOME OF HRP'S LOANS CONTAIN COVENANTS AND RESTRICTIONS, WHICH AFFECT
FLEXIBILITY.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. Debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous twelve months to the loan's annual debt service. The ratio, for the loan requiring a minimum 1.15 ratio, was 2.35, 2.19, and 1.91 for 2001, 2000, and 1999, respectively. The ratio, for the loan requiring a minimum 1.10 ratio, was 1.94, 2.45, and 2.24 for the same periods. Accordingly, HRP was in compliance with its loans' covenants for the three years ended December 31, 2001. As of December 31, 2001, the outstanding balance of the loans is $113,649,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, its ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral at a currently cost-prohibitive rate. These loans also, under certain circumstances, may restrict the ability of HRP to merge, to consolidate or to liquidate.

HRP IS SUBJECT TO LITIGATION.

HRP is currently a party to certain litigation in Delaware state court, as described more fully in Item 3 - Legal Proceedings. The trial court in that matter ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The plaintiff and certain defendants have appealed that ruling. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP.

HRP IS SUBJECT TO COMPETITION.

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

OTHER RISKS.

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 95 employees rendering services on behalf of HRP and its Properties are employees of Realty and/or HCRE.

Allfirst Bank, the principal tenant of Allfirst Building, has options to purchase the building from HRP in either 2004 or 2006.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.

OCCUPANCY AND MAJOR TENANT INFORMATION

For information regarding occupancy, percentages of square feet scheduled to expire by calendar year, and major tenants, see "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

As of December 31, 2001, HRP owned fourteen properties in six states with 5,073,000 net rentable square feet.

    NAME AND LOCATION                         GENERAL DESCRIPTION OF THE PROPERTY
    -----------------                         -----------------------------------
Airport Plaza                            Fee simple interest in a 3-story office building constructed in 1982 containing
San Diego, California                    48,853 net rentable square feet of space located on 2 acres of land. The property was 80% occupied at December 31, 2001.

Allfirst Building                        Fee simple interest in a 22-story office building constructed in 1972 containing
Baltimore, Maryland                      345,172 net rentable square feet of office space on 0.6 acres of land. At
                                         December 31, 2001, the property was 97% occupied. Allfirst Bank, the principal tenant of Allfirst Building, has options to purchase the building from HRP for
                                         $28,000,000 in either 2004 or 2006.

Bellevue Corporate Plaza                 Fee simple interest in a 10-story office building constructed in 1980 containing
Bellevue, Washington                     242,939 net rentable square feet of space located on 3.6 acres of land. The property was 80% occupied at December 31, 2001.

Bradshaw Business Parks                  Fee simple interest in 21 single-story buildings located at four separate sites
Sacramento and                           containing an aggregate of 452,838 net rentable square feet of office/warehouse
Rancho Cordova, California               space on 31 acres of land and constructed between 1974 and 1980. At December 31,
                                         2001, the property was 92% occupied.

Corporate Square                         Fee simple interest in a 10-building office complex ranging from one to seven
Atlanta, Georgia                         stories, constructed between 1967 and 2000, containing an aggregate of 592,769 net rentable square feet of space located on 34 acres of land. The property was
                                         98% occupied at December 31, 2001.

Executive Park                           Fee simple interest in 25 office buildings ranging from one to six stories,
Atlanta, Georgia                         constructed between 1965 and 1972, containing a total of 891,615 net rentable square feet of space located on 70 acres of land. The property was 81% occupied at December 31, 2001. In 2001, HRP began constructing (on another previously owned 3 acres of land) a 5-story building which will contain 125,000 net rentable square feet. (For additional information regarding this project, see
                                         "Liquidity and Capital Resources" in Item 7 - Management's Discussion and
                                         Analysis of Financial Condition and Results of Operations.)

Fairlane Commerce Park                   Fee simple interest in a portion of an office/industrial park consisting of 11
Dearborn, Michigan                       single-story buildings constructed between 1973 and 1990. The property consists of 416,056 net rentable square feet of space on about 35 acres of land. The property was 100% occupied at December 31, 2001.

NAME AND LOCATION                             GENERAL DESCRIPTION OF THE PROPERTY
-----------------                             -----------------------------------
Fountain View Business Center            Fee simple interest in three 3-story office buildings constructed in 1980
San Diego, California                    containing 89,432 net rentable square feet of space located on 4.3 acres of land. As of December 31, 2001, the property was 98% occupied.

Gulley Road Industrial Park              Fee simple interest in an industrial park consisting of 5 single-story buildings
Dearborn, Michigan                       constructed between 1990 and 1993 containing 154,360 net rentable square feet on
                                         11 acres of land. The property was 88% occupied at December 31, 2001.

Montrose Office Center                   Fee simple interest in a 10-story office building constructed in 1980 containing
Rockville, Maryland                      147,658 net rentable square feet of space on 3 acres of land. The property was
                                         93% occupied at December 31, 2001.

Parklane Towers                          Fee simple interest in twin 15-story office buildings constructed in 1973
Dearborn, Michigan                       containing 486,542 net rentable square feet of space on 31.8 acres of land. The property was 97% occupied at December 31, 2001.

Raintree Industrial Park                 Fee simple interest in an office/industrial complex constructed between 1971 and
Solon, Ohio                              1979 containing 795,198 net rentable square feet of space in 14 single-story buildings on 49 acres of land. The property was 87% occupied at December 31,
                                         2001.

Riverbank Plaza                          Fee simple interest in two 3-story office buildings constructed in 1978
San Diego, California                    containing 40,222 net rentable square feet of space located on 1.6 acres of land. As of December 31, 2001, the property was 90% occupied.

Seattle Business Parks                   Fee simple interest in office/industrial parks located at two separate sites.
Kent and Tukwila, Washington             The single-story buildings were completed between 1972 and 1993 and contain an aggregate of 369,222 net rentable square feet of space in 17 buildings on 23 acres of land. At December 31, 2001, the property was 95% occupied.

For information regarding encumbrances to which the properties are subject and the status of related mortgage loans, see "Liquidity and Capital Resources" in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 to the Consolidated Financial Statements and
Schedule III in Item 8 - Financial Statements and Supplemental Information.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The minimum cash rental payments are $149,000, $315,000, and $315,000 for 2002, 2003 and 2004, respectively, of which HRP's portion is approximately $100,000, $210,000 and $210,000 for 2002, 2003 and
2004, respectively.

ITEM 3. LEGAL PROCEEDINGS

Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

The first suit was filed on February 27, 1997 in the Court of Chancery for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access. On April 9, 2001 the case was dismissed.

The second action was filed on June 20, 1997 in a separate complaint in the Court of Chancery for New Castle County, Delaware, styled Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim;
(iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the appeals and the uncertainty of their outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV 1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant.

Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002.

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

HRP's units are traded on the American Stock Exchange under the symbol "HRY". As of March 22, 2002, there were approximately 26,000 unitholders owning the 1,589,948 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:


                                         Trading Ranges
                                     --------------------
                                       High         Low
                                     -------      -------

          2000 -
              1st Quarter            $ 50.75      $ 41.88

              2nd Quarter              48.00        34.25

              3rd Quarter              46.50        33.25

              4th Quarter              46.25        40.00

          2001 -

              1st Quarter            $ 71.75      $ 47.50

              2nd Quarter              67.50        56.00

              3rd Quarter              60.00        52.00

              4th Quarter              71.02        52.75

ITEM 6. SELECTED FINANCIAL DATA


The following table sets forth selected financial data regarding HRP's results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 and the Consolidated Financial Statements and notes thereto contained in Item 8.

                                                                              Year Ended December 31,
                                                         ---------------------------------------------------------------
                                                            2001         2000          1999         1998          1997
                                                         ----------   ----------    ----------   ----------   ----------
                                                                       (in thousands except per unit amounts)

STATEMENTS OF OPERATIONS:

Total revenues                                           $   74,584   $   67,292    $   59,645   $   56,680   $   53,899
Income before extraordinary item and
cumulative effect of SFAS No. 133 adoption                    9,079           90         4,062        6,246        2,357
Net income (loss)                                             8,328         (299)        4,062       11,593        2,357

Income (loss) per unit and equivalent unit:
   Basic -
      Income before extraordinary item and
      cumulative effect of SFAS No. 133 adoption               5.66         0.06          2.40         3.70         1.40
      Net income (loss)                                        5.19        (0.18)         2.40         6.86         1.40
   Assuming dilution -
      Income before extraordinary item and
      cumulative effect of SFAS No. 133 adoption               5.47         0.05          2.31         3.55         1.35

      Net income (loss) per unit                               5.01        (0.18)         2.31         6.59         1.35


BALANCE SHEETS:

Real estate, net (a)                                     $  213,574   $  206,392    $  192,814   $  175,779   $  179,028

Total assets                                                269,875      254,504       230,386      214,023      207,134

Mortgages payable                                           201,224      200,096       171,312      162,078      157,911

Partners' capital (b)                                        54,022       44,490        48,696       44,634       33,041

NOTES TO SELECTED FINANCIAL DATA:

    (a) Acquisition and development activity from 1999 to 2001 increased HRP's real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

    (b) Partners' capital includes Accumulated Other Comprehensive Income of $1,204,000 as of December 31, 2001. Partners' capital balance is allocated 99% to the limited partners and 1% to the General Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:

2001 VERSUS 2000 -

REVENUE FROM PROPERTY OPERATIONS in 2001 increased $3,033,000, or 4.6%, compared to 2000. The following table illustrates the components of the change:

        Rental income, net                         $ 2,208,000
        Other property income                          825,000
                                                   -----------
           Net increase                            $ 3,033,000
                                                   ===========

Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000 ($1,971,000), overall higher rental rates at most of HRP's real estate properties, and an increase in average occupancy between years from 89.4% to 90.9%. As of December 31, 2001, HRP had leases executed and in place for approximately 91% of the portfolio's net rentable square feet (excluding a 125,000 square foot development property at Executive Park). Other property income increased primarily due to increases in tenant expense recoveries.

GAIN FROM PROPERTY SALES of $4,184,000 in 2001 is comprised of the January sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,109,000; the January sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000; and the March sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,922,000.

INTEREST INCOME increased by $75,000, or 7.7%, as a result of increased earnings on overnight investments due to a higher average cash balance available for investment, partially offset by lower interest rates.

PROPERTY OPERATING EXPENSES for 2001 increased $641,000, or 2.4%, compared to 2000. The increase is comprised primarily of the following components:

    o Operating costs with respect to the addition of the one development property at Corporate Square completed in mid-2000 were $629,000 greater than in 2001.

    o Professional fees decreased $705,000 primarily due to costs incurred in 2000 for research and analysis of potential property development projects.

    o Combined, all other operating costs increased $717,000, or about 2.7%, of which none are individually significant.

INTEREST EXPENSE for 2001 increased $143,000, or 0.9%, compared to 2000 as a result of an increase in mortgage loan interest of $845,000 (due to a higher average mortgage loan balance), partially offset by the capitalization of $486,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the Consolidated Financial Statements), and a decrease in loan cost amortization and other interest costs of $216,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent between years and increased $64,000, or 0.4%.

GENERAL AND ADMINISTRATIVE EXPENSES for 2001 decreased $690,000, or 13.7%, compared to 2000 primarily due to $601,000 of non-qualified unit option compensation in 2000.

LITIGATION COSTS were $3,808,000 and $5,663,000 for 2001 and 2000, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 11 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS   (CONTINUED) -

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $559,000 in 2001 is from the early payoff of the loan secured by Joy Road Distribution Center and the refinancing of a loan secured by a portion of Corporate Square and is comprised of prepayment penalties of $423,000 and the writeoff of $136,000 of unamortized loan costs associated with the retired loans.

2000 VERSUS 1999 -

REVENUE FROM PROPERTY OPERATIONS in 2000 increased $7,587,000, or 12.9%, compared to 1999. The following table illustrates the components of the change:

         Rental income, net                        $  6,638,000
         Other property income                          949,000
                                                   ------------
            Net increase                           $  7,587,000
                                                   ============

Net rental income increased as the result of overall higher rental rates, the August 1999 to January 2000 acquisitions of Riverbank Plaza, Gulley Road Industrial Park, and Fountain View Business Center ($2,532,000), and the completion of a new building at Corporate Square in mid-2000 ($1,402,000). Collectively these four properties are referred as "New Properties". These increases to rental income were partially offset by a decline in average occupancy, in the aggregate, between years from 93.1% to 89.4%. The decrease in average occupancy was primarily due to Joy Road Distribution Center's drop from 98% occupancy at year-end 1999 to 28% occupancy at year-end 2000. As of December 31, 2000, HRP had leases executed and in place for approximately 90% of the portfolio's net rentable square feet. Other property income increased primarily due to increases in tenant expense recoveries.

INTEREST INCOME increased $60,000 as a result of additional earnings on overnight investments due to slightly higher interest rates, partially offset by lower average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 2000 increased $2,590,000, or 10.8%, compared to 1999. The increase is comprised primarily of the following components:

    o Operating costs with respect to the New Properties contributed $1,362,000 towards the overall increase.

    o Professional fees increased primarily due to $539,000 of costs for research and analysis of potential property development projects.

    o Combined, all other operating costs increased $689,000, or 2.9%, between the years.

INTEREST EXPENSE for 2000 increased $1,742,000, or 12.7%, compared to 1999 as a result of an increase in mortgage loan interest of $1,442,000 (including $1,453,000 for the New Properties) due to a higher average mortgage loan balance, in the aggregate and, due to a lesser extent, an increase in loan cost amortization and other interest of $300,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2,500,000, or 20.8%, due to $1,137,000 of depreciation for the New Properties and increases of $584,000 of depreciation and $779,000 of lease commission amortization for comparable properties.

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

LITIGATION COSTS were $5,663,000 and $2,105,000 for 2000 and 1999, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 11 to the Consolidated Financial Statements.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $389,000 in 2000 is from the early payoff of the loan secured by Bradshaw Business Parks and is comprised of a prepayment penalty of $286,000 and the writeoff of $103,000 of unamortized loan costs associated with the retired loan.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL INFORMATION -

HRP operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends, operations, and other factors to determine if any should be considered for disposal.

As of December 31, 2001, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2001, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, these wholly-owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of HRP.

CRITICAL ACCOUNTING POLICIES -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the SEC requested that registrants identify "critical accounting policies" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of an entity's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. HRP believes that the following of its accounting policies fit this description:

Revenue Recognition - Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases" requires management to estimate the economic life of lease payments. However, this does not require subjective input by management, as rental income is recognized on a straight-line basis over the lease term, as defined in each respective lease. These adjustments to convert cash rental income (which may include free rent and periodic rental rate increases over the term of the lease) to straight-line rental income increased revenues by $256,000, $569,000, and $778,000 in 2001, 2000, and 1999, respectively.

Impairment of Long-Lived Assets - HRP records impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired or the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of that asset. In such cases, an impaired asset would be written down to its fair value. Our cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. For the three years ended December 31, 2001, HRP has not recorded a write-down, or impairment of the carrying value of any real estate property, based on these calculations.

Significant and other accounting policies are described in Note 2 to the Consolidated Financials Statements in Item 8. The policies listed are not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in the application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result than those recorded and reported.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $8,456,000 during 2001 to $24,913,000 as of December 31, 2001. The sources of cash during the year were $15,872,000 of cash provided by operating activities, $10,000,000 of mortgage principal proceeds, $8,435,000 of net cash proceeds from property sales, and $6,405,000 of litigation judgment and interest described in Item 3 - Legal Proceedings. The uses of cash were $9,417,000 for property and tenant improvements, $13,406,000 for property development costs, $3,987,000 for scheduled mortgage principal payments, $2,760,000 of mortgage principal repayments from mortgage refinance proceeds, $2,125,000 for the early payoff of mortgage principal in conjunction with a property sale, $423,000 for mortgage prepayment penalties, and $138,000 for loan fees and expenses.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP has leases in place as of December 31, 2001 to provide $55,261,000 of minimum rental payments during 2002 (see "Lease Agreements and Major Tenant Information" discussed within Item 7 and
Note 7 to the Consolidated Financial Statements). HRP had $54,443,000 of minimum rental payments estimated for 2001 (based on leases in place as of December 31, 2000), however the actual rental payments recorded for 2001 were $60,494,000. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992. In addition to the commitment described below with regards to the development project at Executive Park, HRP has estimated and budgeted tenant and capital improvements of $10,852,000 and lease commissions of $2,261,000 for 2002.

PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. The estimated construction and development costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured) are approximately $15,650,000. As of December 31, 2001, HRP had incurred and capitalized $13,656,000 of construction and development costs. The building and its parking garage, excluding tenant finish-out, is estimated to be completed by the end of March, 2002. All development costs have been and are estimated to continue to be from existing cash funds until the property is substantially leased, at which time it is anticipated that loan financing will be secured. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease agreement and yet to be determined, as no pre-leasing has been done. HRP anticipates leasing substantially all of the building by late 2002.

RISKS, COMPETITION AND OTHER FACTORS -

For information about risks, see "Risks, Competition and Other Factors" in Item 1 - Business.

LEASE AGREEMENTS AND MAJOR TENANT INFORMATION -

Lease provisions generally require HRP's tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $4,197,000, $3,315,000, and $2,539,000 in 2001, 2000, and 1999,
respectively. At December 31, 2001, the Properties, in the aggregate, were 91% occupied (excluding a 125,000 square foot development property at Executive
Park). The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2001 (in thousands):

                                Payments         Payments
                             from Leases      from Leases
                           without Early       with Early
                             Termination      Termination
                                  Rights           Rights           Total
                           -------------      -----------           -----
     2002                      $  55,261         $  2,720         $  57,981
     2003                         45,577            2,437            48,014
     2004                         36,574            1,777            38,351
     2005                         29,210            1,335            30,545
     2006                         19,066            2,218            21,284
     Thereafter                   73,340           21,730            95,070
                               ---------         --------         ---------
        Total                  $ 259,028         $ 32,217         $ 291,245
                               =========         ========         =========

Based on leases in place as of December 31, 2001, set forth below are the percentages of square feet scheduled for lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                          2002                   22%
                          2003                   17%
                          2004                   11%
                          2005                   12%
                          2006                   16%
                          Thereafter             22%

During 2001 and 2000, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 12% and 11% of revenues in 2001 and 2000, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 14% and 12% of revenues in 2001 and 2000, respectively.

As of December 31, 2001, Ford occupied 206,000 square feet of office space under 8 leases at Parklane Towers and 291,000 square feet of office, technical laboratory and industrial space under 10 leases at Fairlane Commerce Park. These leases expire between 2002 and 2010 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2001, GSA occupied 327,000 square feet of office space at Executive Park under 5 leases which expire between 2002 and 2011 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

ACCOUNTING STANDARDS -

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The provisions of this statement are effective for HRP beginning on January 1, 2002. HRP believes that the impact of adopting SFAS No. 144 will be limited to the requirement that the results of operations of disposed properties, for current and historical presentation, be classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions that occur in current periods.

LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered it opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. (For more information about this litigation and the lawsuit filed in United States District Court of the Southern District of New York, see Item 3 - Legal Proceedings and Note 11 to the Consolidated Financial Statements.)

In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. As a result of the appeals and the uncertainty of their outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non-recourse mortgage loans aggregating $201,224,000 as of December 31, 2001. These mortgage loans have interest rates varying from 3.44% to 8.70% (with an effective average interest rate of 7.6%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                                             Total
                                                                            Mortgage
                                              Principal     Balloon          Loan
                                               Payments     Payments        Payments
                                              ---------     --------        --------
                        2002                   $  3,672     $      --       $   3,672
                        2003                      3,998            --           3,998
                        2004                      4,310            --           4,310
                        2005                      4,167        74,515          78,682
                        2006                      2,852        25,000          27,852
                        Thereafter               25,973        56,737          82,710
                                               --------     ---------       ---------
                           Total               $ 44,972     $ 156,252       $ 201,224
                                               ========     =========       =========

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which now matures on July 29, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. Debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous twelve months to the loan's annual debt service. The ratio, for the loan requiring a minimum 1.15 ratio, was 2.35, 2.19, and 1.91 for 2001, 2000, and 1999, respectively. The ratio, for the loan requiring a minimum 1.10 ratio, was 1.94, 2.45, and 2.24 for the same periods. Accordingly, HRP was in compliance with its loans' covenants for the three years ended December 31, 2001. As of December 31, 2001, the outstanding balance of the loans is $113,649,000.

PROPERTY DISPOSITIONS -

In March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $2,994,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,109,000.

Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

TRANSACTIONS WITH RELATED PARTIES -

Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and disposition fees. Specifically, Realty is entitled to receive an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties' tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                                 Entity
                                                 Paid or
                                                Reimbursed              2001             2000            1999
                                                ----------             ------           ------          ------
    Asset management fee                          Realty               $  609           $  581          $  514
    Acquisition fee                               Realty                   --               74             105
    Disposition fee                               Realty                  120               --              --
    Reimbursement of costs (a)                    Realty                3,297            2,974           2,941
    Property management fee                       HCRE                  2,005            1,914           1,693
    Lease commissions                             HCRE                  2,158            2,605           4,933
    Construction fees                             HCRE                  1,204              917             891

    (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

INFLATION -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2001 and is not anticipated to have a material impact in 2002.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified under "Risks, Competition and Other Factors" in Item 1 - Business.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. As of December 31, 2000, the unamortized balance, included on the balance sheet in "Prepaid rent, security deposits and other", was $1,481,000. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $1,204,000.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.44% and 8.12% as of December 31, 2001 and 2000, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2001, the estimated fair value of the interest rate cap was $68,000.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

       FINANCIAL STATEMENTS:                                                                      Page
                                                                                                  ----
         Independent Auditors' Report                                                              20

         Consolidated Balance Sheets as of December 31, 2001 and 2000                              21

         Consolidated Statements of Operations for the years
            ended December 31, 2001, 2000 and 1999                                                 22

         Consolidated Statements of Partners' Capital for the years
            ended December 31, 2001, 2000 and 1999                                                 23

         Consolidated Statements of Cash Flows for the years
            ended December 31, 2001, 2000 and 1999                                                 24

         Notes to Consolidated Financial Statements                                                25

       FINANCIAL STATEMENT SCHEDULE:

         Schedule III - Real Estate and Accumulated Depreciation                                   38

         All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Partners of Hallwood Realty Partners, L.P.

We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audit for the year ended December 31, 2001 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Dallas, Texas
February 15, 2002

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                 DECEMBER 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------    ----------

     ASSETS

     Real estate:
       Land                                                $   59,015    $   60,236
       Buildings and improvements                             290,674       291,474
       Tenant improvements                                     22,301        21,797
       Construction in progress                                18,303         3,755
                                                           ----------    ----------
                                                              390,293       377,262
       Accumulated depreciation and amortization             (176,719)     (170,870)
                                                           ----------    ----------
             Real estate, net                                 213,574       206,392

     Cash and cash equivalents                                 24,913        16,457
     Accounts receivable                                        2,315         3,211
     Lease commissions, net                                    10,868        11,035
     Loan reserves and escrows                                  8,359         7,109
     Loan costs, net                                            3,258         3,879
     Prepaid expenses and other assets                          6,588         6,421
                                                           ----------    ----------

             Total assets                                  $  269,875    $  254,504
                                                           ==========    ==========

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
       Mortgages payable                                   $  201,224    $  200,096
       Accounts payable and accrued expenses                    5,147         5,570
       Prepaid rent, security deposits and other                3,061         4,192
       Deferred litigation proceeds                             6,405            --
       Payable to affiliates, net                                  16           156
                                                           ----------    ----------
             Total liabilities                                215,853       210,014
                                                           ----------    ----------
     Commitments and contingencies
     Partners' capital:
       Limited partners -
           1,589,948 units outstanding                         52,290        44,045
       General partner                                            528           445
       Accumulated other comprehensive income                   1,204            --
                                                           ----------    ----------
             Total partners' capital                           54,022        44,490
                                                           ----------    ----------
             Total liabilities and partners' capital       $  269,875    $  254,504
                                                           ==========    ==========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                    2001          2000         1999
                                                                                 ----------    ----------    ----------

REVENUES:
  Property operations                                                            $   69,357    $   66,324    $   58,737
  Gain from property sales                                                            4,184            --            --
  Interest                                                                            1,043           968           908
                                                                                 ----------    ----------    ----------
    Total revenues                                                                   74,584        67,292        59,645
                                                                                 ----------    ----------    ----------

EXPENSES:
  Property operations                                                                27,193        26,552        23,962
  Interest                                                                           15,586        15,443        13,701
  Depreciation and amortization                                                      14,562        14,498        11,998
  General and administrative                                                          4,356         5,046         3,817
  Litigation costs                                                                    3,808         5,663         2,105
                                                                                 ----------    ----------    ----------
    Total expenses                                                                   65,505        67,202        55,583
                                                                                 ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF SFAS NO. 133
ADOPTION                                                                              9,079            90         4,062

Extraordinary loss from early extinguishment of debt                                   (559)         (389)           --
                                                                                 ----------    ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                                              8,520          (299)        4,062

Cumulative effect of SFAS No. 133 adoption -
valuation of interest rate cap                                                         (192)           --            --
                                                                                 ----------    ----------    ----------

NET INCOME (LOSS)                                                                $    8,328    $     (299)   $    4,062
                                                                                 ==========    ==========    ==========

ALLOCATION OF NET INCOME (LOSS):
  Limited partners                                                               $    8,245    $     (296)   $    4,021
  General partner                                                                        83            (3)           41
                                                                                 ----------    ----------    ----------
    Total                                                                        $    8,328    $     (299)   $    4,062
                                                                                 ==========    ==========    ==========

NET INCOME (LOSS) PER UNIT AND POTENTIAL UNIT:

  Earnings per unit - basic
    Income before extraordinary loss and cumulative effect of SFAS No. 133
    adoption                                                                     $     5.66    $     0.06    $     2.40
    Loss from early extinguishment of debt                                            (0.35)        (0.24)           --
    Cumulative effect of SFAS No. 133 adoption                                        (0.12)           --            --
                                                                                 ----------    ----------    ----------
        Net income (loss)                                                        $     5.19    $    (0.18)   $     2.40
                                                                                 ==========    ==========    ==========
  Earnings per unit - assuming dilution
    Income before extraordinary loss and cumulative effect of SFAS No. 133
    adoption                                                                     $     5.47    $     0.05    $     2.31
    Loss from early extinguishment of debt                                            (0.34)        (0.23)           --
    Cumulative effect of SFAS No. 133 adoption                                        (0.12)           --            --
                                                                                 ----------    ----------    ----------
        Net income (loss)                                                        $     5.01    $    (0.18)   $     2.31
                                                                                 ==========    ==========    ==========

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:

  Basic                                                                               1,590         1,620         1,673
                                                                                 ==========    ==========    ==========

  Assuming dilution                                                                   1,645         1,674         1,740
                                                                                 ==========    ==========    ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                          Accumulated                      Limited
                                                                             Other                       Partnership
                                                General      Limited      Comprehensive                     Units
                                                Partner      Partners        Income         Total        Outstanding
                                               ---------    ----------    -------------  -----------    ------------
PARTNERS' CAPITAL, JANUARY 1, 1999             $     446    $   44,188    $         --   $    44,634       1,672,556

Net income                                            41         4,021              --         4,062              --
                                               ---------    ----------    ------------   -----------    ------------
PARTNERS' CAPITAL, DECEMBER 31, 1999                 487        48,209              --        48,696       1,672,556

Exercise and issuance of unit options                  8           806              --           814          17,200

Purchase of units                                    (47)       (4,674)             --        (4,721)        (99,808)

Net loss                                              (3)         (296)             --          (299)             --
                                               ---------    ----------    ------------   -----------    ------------

PARTNERS' CAPITAL, DECEMBER 31, 2000                 445        44,045              --        44,490       1,589,948

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                       --            --           1,342         1,342              --

Amortization of deferred gain from
sale of interest rate swap                            --            --            (138)         (138)             --

Net income                                            83         8,245              --         8,328              --
                                               ---------    ----------    ------------   -----------    ------------

PARTNERS' CAPITAL, DECEMBER 31, 2001           $     528    $   52,290     $     1,204   $    54,022       1,589,948
                                               =========    ==========    ============   ===========    ============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                      2001          2000          1999
                                                                   ----------    ----------    ----------

OPERATING ACTIVITIES:

     Net income (loss)                                             $    8,328    $     (299)   $    4,062

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Depreciation and amortization                                 14,562        14,476        11,998

         Effective rent adjustments                                      (256)         (569)         (778)

         Non-qualified unit option compensation                            --           601            --

         Gain from property sales                                      (4,184)           --            --

         Loss from early extinguishment of debt                           559           389            --

         Cumulative effect of SFAS No. 133 adoption -
            valuation of interest rate cap                                192            --            --

     Changes in assets and liabilities:

         Receivables                                                      896          (924)         (831)

         Lease commission payments                                     (2,752)       (5,043)       (4,272)

         Prepaid expenses, loan reserves and other assets                (733)          589          (250)

         Accounts payable and other liabilities                          (740)        3,660        (1,055)
                                                                   ----------    ----------    ----------
            Net cash provided by operating activities                  15,872        12,880         8,874
                                                                   ----------    ----------    ----------
INVESTING ACTIVITIES:

     Property and tenant improvements                                  (9,417)      (10,933)       (7,024)

     Property development costs                                       (13,406)       (8,811)       (6,427)

     Property acquisitions                                                 --        (7,791)       (5,454)

     Cash proceeds from property sales, net of selling costs            8,435            --            --
                                                                   ----------    ----------    ----------
            Net cash used in investing activities                     (14,388)      (27,535)      (18,905)
                                                                   ----------    ----------    ----------
FINANCING ACTIVITIES:

     Mortgage principal proceeds                                       10,000        50,623         6,998

     Mortgage principal refinanced                                     (2,760)      (18,346)           --

     Mortgage prepayment penalty                                         (423)         (286)           --

     Mortgage principal scheduled payments                             (3,987)       (3,493)       (2,913)

     Mortgage principal early payoff                                   (2,125)           --            --

     Loan fees and expenses                                              (138)       (1,210)         (219)

     Deferred litigation proceeds                                       6,405            --            --

     Exercise and issuance of unit options                                 --           213            --

     Purchase of units                                                     --        (4,721)           --
                                                                   ----------    ----------    ----------
            Net cash provided by financing activities                   6,972        22,780         3,866
                                                                   ----------    ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        8,456         8,125        (6,165)

BEGINNING CASH AND CASH EQUIVALENTS                                    16,457         8,332        14,497
                                                                   ----------    ----------    ----------

ENDING CASH AND CASH EQUIVALENTS                                   $   24,913    $   16,457    $    8,332
                                                                   ==========    ==========    ==========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


1.  ORGANIZATION

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 2001, there were 1,589,948 units outstanding.

    As of December 31, 2001, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

    Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

2.  ACCOUNTING POLICIES

    CONSOLIDATION

    HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2001, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, these wholly-owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of HRP.

    CASH AND CASH EQUIVALENTS

    HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

    PROPERTY

    Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP records impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired or the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of that asset. In such cases, an impaired asset would be written down to its fair value. Our cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. For the three years ended December 31, 2001, HRP has not recorded a write-down, or impairment of the carrying value of any real estate property, based on these calculations.

    Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


2.  ACCOUNTING POLICIES - (CONTINUED)

    HRP capitalizes all costs related to the development and construction of its projects, including interest of $486,000, $493,000, and $124,000 in 2001, 2000, and 1999, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof have commenced. All costs for construction are capitalized and allocated to each building; capitalization of such costs is discontinued when the building is available for occupancy.

    HRP would accrue for losses associated with environmental remediation obligations if such losses were probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations would generally be recognized no later than completion of a remedial feasibility study. Such accruals would be adjusted as further information developed or circumstances changed. Costs of future expenditures for environmental remediation obligations would not be discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. HRP's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of HRP and therefore has made no loss accruals.

    OTHER ASSETS

    Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2002 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2005 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $2,889.000, $3,180,000, and $2,286,000 in 2001, 2000, and 1999, respectively. Amortization of loan costs, included in interest expense, was $624,000, $855,000, and $536,000 in 2001, 2000, and 1999, respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets includes unamortized effective rent adjustments, prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

    REVENUE RECOGNITION

    Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $256,000, $569,000, and $778,000 in 2001, 2000, and 1999, respectively. Lease provisions generally require tenants to pay their proportionate share of certain building operating costs and real property taxes. Revenue from these expense recoveries, included in property operations, are recorded as earned and was $4,197,000, $3,315,000, and $2,539,000 in 2001, 2000, and 1999,
    respectively.

    INTEREST RATE AGREEMENTS

    HRP has used an interest rate swap as a hedge against interest exposure of variable rate debt. HRP's only interest rate swap was sold in July 2000. Differences between amounts paid or received in this interest rate agreement, which was designated as a hedge, were included in interest expense as the payments were made or received. HRP was exposed to credit-related gains or losses in the event of non-performance by counterparties, however none of the counterparties failed to meet their obligations during the term of the agreement. In July 2000, in connection with the sale of the interest rate swap, HRP purchased an interest rate cap derivative that limits its interest rate exposure on its mortgage for Allfirst Building (see Notes 6 and 9 for more information).

    INCOME TAXES

    Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $178,000, $182,000, and $243,000 in 2001, 2000, and 1999, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


2.  ACCOUNTING POLICIES - (CONTINUED)


    COMPUTATION OF NET INCOME (LOSS) PER UNIT

    Basic earnings per unit is computed by dividing results attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing results attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:

                                                                           2001        2000        1999
                                                                         --------    --------    --------
Weighted average units outstanding - basic                                  1,590       1,620       1,673

Potential weighted average units issued from options                           69          75          86

Potential repurchase of units from unit option proceeds                       (14)        (21)        (19)
                                                                         --------    --------    --------
Potential weighted average units outstanding - assuming dilution            1,645       1,674       1,740
                                                                         ========    ========    ========

    ACCOUNTING PRONOUNCEMENTS AND OTHER

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures, as of and for the reporting periods. Actual results may differ from these estimates under different assumptions or conditions. Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported results.

    The policies listed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in the application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different results.

    Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" [as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)] establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. HRP adopted these statements on January 1, 2001. In connection with this adoption, HRP determined it had one derivative, an interest rate cap (see Notes 6 and 9 for more information).

    In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The provisions of this statement are effective beginning on January 1, 2002. HRP believes that the impact of adopting SFAS No. 144 will be limited to the requirement that the results of operations of disposed properties, for current and historical presentation, be classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions that occur in current periods.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


3.  TRANSACTIONS WITH RELATED PARTIES

    Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and disposition fees. Specifically, Realty is entitled to receive an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of such property.

    HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties' tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

    Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                                       Entity
                                                       Paid or
                                                      Reimbursed          2001           2000              1999
                                                      ----------        -------         -------           ------
     Asset management fee                               Realty          $   609         $   581           $  514
     Acquisition fee                                    Realty               --              74              105
     Disposition fee                                    Realty              120              --               --
     Reimbursement of costs (a)                         Realty            3,297           2,974            2,941
     Property management fee                            HCRE              2,005           1,914            1,693
     Lease commissions                                  HCRE              2,158           2,605            4,933
     Construction fees                                  HCRE              1,204             917              891

    (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

    In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

4.  STATEMENTS OF CASH FLOWS

    Cash interest payments were $14,947,000 (net of capitalized interest of $486,000), $13,831,000 (net of capitalized interest of $523,000),
    $13,114,000 (net of capitalized interest of $94,000) in 2001, 2000, and 1999, respectively.

    Supplemental disclosure of noncash investing and financing activities are as follows -

        As of December 31, 2001, HRP had a construction payable for property development costs at Executive Park of $250,000.

        In October 1999, HRP acquired Gulley Road Industrial Park for $8,249,000 including the assumption of an outstanding mortgage of $5,149,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


5.  PROPERTY TRANSACTIONS

    PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

    In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. The estimated construction and development costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured) are approximately $15,650,000. As of December 31, 2001, HRP had incurred and capitalized $13,656,000 of construction and development costs. The building and its parking garage, excluding tenant finish-out, is estimated to be completed by the end of March, 2002. All development costs have been and are estimated to continue to be from existing cash funds until the property is substantially leased, at which time it is anticipated that loan financing will be secured. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease agreement and yet to be determined, as no pre-leasing has been done. HRP anticipates leasing substantially all of the building by late 2002.

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

    In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The acquisition costs of $8,249,000 included the assumption of a then outstanding mortgage loan of $5,149,000.

    In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,000 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. The property was unoccupied from December 1999 through April 2000 during a $1,765,000 property and tenant improvement renovation.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


5.  PROPERTY TRANSACTIONS - (CONTINUED)

    DISPOSITIONS -

    In March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

    In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $2,994,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,109,000.

    Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

6.  MORTGAGES PAYABLE

    Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non-recourse mortgage loans aggregating $201,224,000 as of December 31, 2001 and $200,096,000 as of
    December 31, 2000. These mortgage loans have interest rates varying from 3.44% to 8.70% (with an effective average interest rate of 7.6%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage, all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table sets forth, by real estate property, the mortgages payable balances, maturity dates, and interest rates as of December 31, 2001 (in thousands):

                                                      Mortgages     Maturity      Interest
                                                        Payable       Date          Rate
                                                      ---------     --------      --------
             Airport Plaza                            $     735    10-11-2005      8.70%
             Allfirst Building                           25,000    4-30-2006       3.44% (a)
             Bellevue Corporate Plaza                    14,701    10-11-2005      8.70%
             Bradshaw Business Parks                     12,261     1-1-2021       8.10% (b)
             Corporate Square                             7,993    10-11-2005      8.70%
             Corporate Square                             9,944    8-11-2011       7.70%
             Corporate Square                            20,970    8-15-2020       7.97%
             Executive Park                              32,427    4-11-2008       7.32%
             Fairlane Commerce Park                      19,479    10-11-2005      8.70%
             Fountain View Business Center                5,284    2-10-2010       8.17%
             Gulley Road Industrial Park                  4,487    5-11-2011      7.375%
             Montrose Office Center                       5,972    10-11-2005      8.70%
             Parklane Towers                             22,051    10-11-2005      8.70%
             Raintree Industrial Park                    10,291    10-11-2005      8.70%
             Riverbank Plaza                              2,422    2-10-2010       8.29%
             Seattle Business Parks                       7,207     6-7-2008       6.97%
                                                      ---------
                Total                                 $ 201,224
                                                      =========

        (a) Variable interest rate. LIBOR plus 1.30%.

        (b) Call options exercisable by lender on 2-1-2011 and 2-1-2016.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


6.  MORTGAGES PAYABLE - (continued)

    The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                                 Total
                                                                Mortgage
                                  Principal     Balloon          Loan
                                  Payments      Payments        Payments
                                  ---------     --------       ---------
           2002                    $ 3,672          $  -       $   3,672
           2003                      3,998             -           3,998
           2004                      4,310             -           4,310
           2005                      4,167        74,515          78,682
           2006                      2,852        25,000          27,852
           Thereafter               25,973        56,737          82,710
                                  --------     ---------       ---------
              Total               $ 44,972     $ 156,252       $ 201,224
                                  ========     =========       =========

    The following discussions pertain to financing and refinancing activities of HRP during the three years ended December 31, 2001.

    ALLFIRST BUILDING -

    On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. As of December 31, 2000, the unamortized balance, included on the balance sheet in "Prepaid rent, security deposits and other", was $1,481,000. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $1,204,000.

    Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.44% and 8.12% as of December 31, 2001 and 2000, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2001, the estimated fair value of the interest rate cap was $68,000.

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

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


6.  MORTGAGES PAYABLE - (CONTINUED)

    CORPORATE SQUARE -

    On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

    An interim-construction loan was secured in August 1999 that funded $12,621,000 of a development project at Corporate Square (see Note 5 for further information). The loan provided $6,998,000 in 1999 and $5,623,000 in 2000. On August 31, 2000, HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

    FOUNTAIN VIEW -

    In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

    JOY ROAD DISTRIBUTION CENTER -

    In August 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by Joy Road Distribution Center in Detroit, Michigan. The loan proceeds were for general working capital purposes. The loan was scheduled to mature July 31, 2002, however it was paid off in March 2001 when Joy Road Distribution Center was sold. The loan had a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%.

    LINE OF CREDIT -

    Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which now matures on July 29, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

    RIVERBANK PLAZA -

    In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds and is secured by Riverbank Plaza, which was acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


7.  LEASE AGREEMENTS AND MAJOR TENANT INFORMATION

    Lease provisions generally require HRP's tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $4,197,000, $3,315,000, and $2,539,000 in 2001, 2000, and
    1999, respectively. At December 31, 2001, the Properties, in the aggregate, were 91% occupied (excluding a 125,000 square foot development property at Executive Park). The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2001 (in thousands):

                                               Payments         Payments
                                            from Leases      from Leases
                                          without Early       with Early
                                            Termination      Termination
                                                 Rights           Rights          Total
                                          -------------      -----------        ---------
                    2002                        $55,261          $ 2,720         $ 57,981
                    2003                         45,577            2,437           48,014
                    2004                         36,574            1,777           38,351
                    2005                         29,210            1,335           30,545
                    2006                         19,066            2,218           21,284
                    Thereafter                   73,340           21,730           95,070
                                              ---------         --------        ---------
                       Total                  $ 259,028         $ 32,217        $ 291,245
                                              =========         ========        =========

    During 2001 and 2000, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 12% and 11% of revenues in 2001 and 2000, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 14% and 12% of revenues in 2001 and 2000, respectively.

    As of December 31, 2001, Ford occupied 206,000 square feet of office space under 8 leases at Parklane Towers and 291,000 square feet of office, technical laboratory and industrial space under 10 leases at Fairlane Commerce Park. These leases expire between 2002 and 2010 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2001, GSA occupied 327,000 square feet of office space at Executive Park under 5 leases which expire between 2002 and 2011 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

    HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The minimum cash rental payments are $149,000, $315,000, and $315,000 for 2002, 2003 and 2004, respectively, of which HRP's portion is approximately $100,000, $210,000 and $210,000 for 2002, 2003 and 2004, respectively.

8.  PARTNERS' CAPITAL

    In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997. The options expire on February 27, 2005 and generally, the optionees may borrow the amounts necessary to exercise the options from HRP. As of December 31, 2001, 17,200 options had been exercised (all during 2000), none have been canceled and 68,800 options remained exercisable. No options have been granted since the adoption of the disclosure only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation".

    As part of the resignation of Brian Troup as an officer and director of Hallwood and HRP's general partner on December 21, 1999, Hallwood transferred 82,608 units of HRP that it owned to a trust controlled by Mr. Troup. On May 12, 2000, Mr. Troup exercised his unit options to purchase 17,200 HRP units at the option plan's exercise price of $11.875 per unit, which generated $601,000 of non-cash compensation. Also on May 12, 2000, HRP purchased and retired all of Mr. Troup's above-mentioned 99,808 units at $46.825 per unit (the average of the closing market prices of the units for the twenty trading days prior to the purchase). As a result of these transactions, HRP's outstanding units decreased from 1,672,556 to 1,589,948.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


9.  COMPREHENSIVE INCOME

    The components of other comprehensive income for the three years ended December 31, 2001 are shown as follows (in thousands):

                                                                   2001        2000        1999
                                                                 --------    --------    --------

         Net income (loss)                                       $  8,328    $   (299)   $  4,062
         Reclassification of cumulative effect of SFAS No
         133 adoption - deferred gain from sale of
         interest rate swap                                         1,342          --          --

         Other Comprehensive Income -
              Amortization of deferred gain
              from sale of interest rate swap                        (138)         --          --
                                                                 --------    --------    --------

         Comprehensive income                                    $  9,532    $   (299)   $  4,062
                                                                 ========    ========    ========

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    Estimated fair value amounts of certain financial instruments have been determined using available market information based upon negotiations held by Realty with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that HRP could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets are not considered financial instruments.

    Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to HRP for borrowing with similar characteristics and maturities (approximately 7.5% and 8.0% as of December 31, 2001 and 2000, respectively). Based on those interest rates, management has determined that the estimated fair values of HRP's mortgages payable as of December 31, 2001 and 2000 would equal approximately $204,158,000 and $200,564,000, respectively, as compared to the carrying values of $201,224,000 and $200,096,000, respectively.

    The estimated fair value of HRP's interest rate cap as of December 31, 2001 and 2000 was $68,000 and $75,000, respectively, based on quotes obtained from the issuer of the cap agreement (see Note 6 for more information). The carrying value of HRP's interest rate cap as of December 31, 2001 and 2000 was $68,000 and $267,000, respectively.

    As of December 31, 2001 and 2000, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


11. COMMITMENTS AND CONTINGENCIES

    LITIGATION

    Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

    The first suit was filed on February 27, 1997 in the Court of Chancery for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access. On April 9, 2001 the case was dismissed.

    The second action was filed on June 20, 1997 in a separate complaint in the Court of Chancery for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

    A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the appeals and the uncertainty of their outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

    On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV 1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant.

    Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

    RIGHTS PLAN

    HRP has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each unit of HRP to holders of record at the close of business as of December 10, 1990. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of HRP's units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either HRP units or shares in an "acquiring entity" at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units.

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

    OTHER

    In addition to the commitment previously described in Note 5 with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $10,852,000 and lease commissions of $2,261,000 for 2002.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


12.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Set forth below is selected quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands except per unit amounts):

                                                                                            Quarter Ending
                                                                     -----------------------------------------------------------
                                                                       March 31        June 30      September 30    December 31
                                                                     ------------    ------------   ------------    ------------

                       2001
    Total revenues                                                   $     22,090    $     17,925   $     17,660    $     16,909
    Property operations revenues less property
    operations expenses, general and administrative
    expenses and litigation costs (a)                                       6,653           9,706          9,345           8,296
    Income before extraordinary loss and cumulative effect
    of SFAS No. 133 adoption (a)                                            3,456           2,371          2,354             898
    Net income (a)                                                          3,219           2,371          1,840             898
    Earnings per unit - basic
         Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                                     2.15            1.48           1.47            0.56
         Extinguishment of debt                                             (0.03)             --          (0.32)             --
         Cumulative effect of SFAS No. 133 adoption                         (0.12)             --             --              --
         Net income (a)                                                      2.00            1.48           1.15            0.56
    Earnings per unit - assuming dilution
         Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                                     2.08            1.43           1.42            0.54
         Extinguishment of debt                                             (0.03)             --          (0.31)             --
         Cumulative effect of SFAS No. 133 adoption                         (0.11)             --             --              --
         Net income (a)                                                      1.94            1.43           1.11            0.54

                       2000
    Total revenues                                                   $     16,169    $     16,203   $     17,171    $     17,749

    Property operations revenues less property
    operations expenses, general and administrative
    expenses and litigation costs (a)                                       8,041           7,125          7,712           6,163
    Income (loss) before extraordinary item (a)                             1,450             533            659          (2,552)
    Net income (loss) (a)                                                   1,450             533            659          (2,941)
    Earnings per unit - basic
         Income (loss) before extraordinary loss                              .86             .32            .41           (1.59)
         Extinguishment of debt                                                --              --             --            (.24)
         Net income (loss) (a)                                                .86             .32            .41           (1.83)
    Earnings per unit - assuming dilution (b)
         Income (loss) before extraordinary loss                              .83             .31            .40           (1.59)
         Extinguishment of debt                                                --              --             --            (.24)
         Net income (loss) (a)                                                .83             .31            .40           (1.83)

(a) Litigation costs were $2,690, $639, $206 and $273 in the first, second, third, and fourth quarters of 2001, respectively. Litigation costs were $616, $1,292, $1,359 and $2,396 in the first, second, third, and fourth quarters of 2000, respectively. (See Note 11 to the Consolidated Financial Statements for more information.)

(b) Unit options are considered antidilutive in the fourth quarter of 2000 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                             Costs
                                                                          capitalized
                                                                          subsequent to         Gross amount at which
                                                        Initial cost      acquisition          carried at close of period
                                                   ---------------------  -------------    ----------------------------------
                                                             Buildings     Buildings                 Buildings
                                                                and           and                       and
Description (A)                 Encumbrances       Land     improvements  improvements     Land     improvements    Total (B)
---------------                 ------------       ----     ------------  -------------    ----     ------------    ---------
Airport Plaza                   $        735  $       300  $     4,013   $       460   $      300  $      4,473  $     4,773
Allfirst Building                     25,000        2,100       43,772         3,865        2,100        47,637       49,737
Bellevue Corporate Plaza              14,701        7,428       17,617         2,473        7,428        20,090       27,518
Bradshaw Business Parks               12,261        5,018       15,563         5,618        5,018        21,181       26,199
Corporate Square                      38,907        6,142       14,112        24,543        6,142        38,655       44,797
Executive Park                        32,427       15,243       34,982        25,889       15,243        60,871       76,114
Fairlane Commerce Park                19,479        4,883       17,894         6,494        4,883        24,388       29,271
Fountain View Business Center          5,284        1,858        5,933           674        1,858         6,607        8,465
Gulley Road Industrial Park            4,487        1,227        7,022           304        1,227         7,326        8,553
Montrose Office Center                 5,972        5,096       15,754         3,402        5,096        19,156       24,252
Parklane Towers                       22,051        3,420       37,592         8,023        3,420        45,615       49,035
Raintree Industrial Park              10,291        1,191       18,208         1,531        1,191        19,739       20,930
Riverbank Plaza                        2,422          710        1,644         1,698          710         3,342        4,052
Seattle Business Parks                 7,207        4,399        7,608         4,298        4,399        11,906       16,305
Corporate office - FF&E                   --           --           --           292           --           292          292
                                ------------  -----------  -----------   -----------   ----------  ------------  -----------
TOTAL                           $    201,224  $    59,015  $   241,714   $    89,564   $   59,015  $    331,278  $   390,293
                                ============  ===========  ===========   ===========   ==========  ============  ===========


                                    Accumulated
                                   depreciation          Date
Description (A)                       (B)(C)           acquired
---------------                    ------------        --------
Airport Plaza                      $     4,039             4/30/87
Allfirst Building                       30,761             6/29/84
Bellevue Corporate Plaza                 6,601             6/30/88
Bradshaw Business Parks                 12,604             9/24/85
Corporate Square                        16,650    8/2/85 & 10/1/92
Executive Park                          32,125            12/19/85
Fairlane Commerce Park                  12,416   12/30/86 & 7/1/87
Fountain View Business Center              564             1/26/00
Gulley Road Industrial Park                775            10/29/99
Montrose Office Center                   9,054              1/8/88
Parklane Towers                         31,326            12/16/84
Raintree Industrial Park                11,254             7/17/86
Riverbank Plaza                            708             8/19/99
Seattle Business Parks                   7,664             4/24/86
Corporate office - FF&E                    178             various
                                   -----------
TOTAL                              $   176,719
                                   ===========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)


    (A) PROPERTY LOCATIONS ARE AS FOLLOWS:

Airport Plaza                                          San Diego, California
Allfirst Building                                      Baltimore, Maryland
Bellevue Corporate Plaza                               Bellevue, Washington
Bradshaw Business Parks                                Sacramento and Rancho Cordova, California
Corporate Square                                       Atlanta, Georgia
Executive Park                                         Atlanta, Georgia
Fairlane Commerce Park                                 Dearborn, Michigan
Fountain View Business Center                          San Diego, California
Gulley Road Industrial Park                            Dearborn, Michigan
Montrose Office Center                                 Rockville, Maryland
Parklane Towers                                        Dearborn, Michigan
Raintree Industrial Park                               Solon, Ohio
Riverbank Plaza                                        San Diego, California
Seattle Business Parks                                 Kent and Tukwila, Washington

    (B) RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                       Accumulated
                                                             Cost     Depreciation
                                                          ----------  ------------
                    Balance, January 1, 1999              $  336,721   $  160,942

                        Additions                             26,694        9,659
                        Retirements                           (5,100)      (5,100)
                                                          ----------   ----------

                    Balance, December 31, 1999               358,315      165,501

                        Additions                             24,896       11,318
                        Retirements                           (5,949)      (5,949)
                                                          ----------   ----------

                    Balance, December 31, 2000               377,262      170,870

                        Additions                             23,073       11,674
                        Retirements and dispositions         (10,042)      (5,825)
                                                          ----------   ----------

                    Balance, December 31, 2001            $  390,293   $  176,719
                                                          ==========   ==========

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

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 57, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
        Mr. Gumbiner has served as director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood's President and Chief Operating Officer since December 21, 1999. He has served as a director of Hallwood Holdings S.A. since 1984. Formerly, he served as Chairman of the Board and Chief Executive Officer of Hallwood Energy Corporation and its predecessors ("HEC") from 1987 until HEC was sold in 2001. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 58, PRESIDENT AND DIRECTOR OF REALTY
        Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He also served as President, Chief Operating Officer and a director of HEC from 1985 until HEC was sold in 2001 and in that capacity devoted a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 58, EXECUTIVE VICE PRESIDENT AND SECRETARY
        Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 54, SENIOR VICE PRESIDENT
        Mr. Walther has been a Senior Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 54, VICE PRESIDENT - FINANCE
        Mr. Gent joined Hallwood in March 1990 as the Vice President-Finance. He previously served as Vice President-Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 60, DIRECTOR OF REALTY
        Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University.

WILLIAM F. FORSYTH, 52, DIRECTOR OF REALTY
        Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 58, DIRECTOR OF REALTY
        Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2001 to December 31, 2001, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements, except that, as alleged in litigation filed in the Southern District of New York, HRP believes that certain holders of HRP's units have obtained dispositive power over more than 15% of the outstanding units, which has not been properly disclosed. A final determination of this issue will be made by the court.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2001, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood and Realty, and a member of the Board of Directors of Hallwood, which serves as the compensation committee for Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $25,000, $25,000, and $20,000 in 2001, 2000, and 1999, respectively, for director fees.

Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and disposition fees. Specifically, Realty is entitled to receive an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties' tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                 Entity
                                 Paid or
                                Reimbursed     2001        2000        1999
                                ----------     ----        ----        ----
Asset management fee              Realty    $    609    $    581    $    514
Acquisition fee                   Realty          --          74         105
Disposition fee                   Realty         120          --          --
Reimbursement of costs (a)        Realty       3,297       2,974       2,941
Property management fee           HCRE         2,005       1,914       1,693
Lease commissions                 HCRE         2,158       2,605       4,933
Construction fees                 HCRE         1,204         917         891

        (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

    In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

HRP has no executive officers, however, employees of Realty (general partner of HRP) perform all functions ordinarily performed by executive officers. The following table sets forth the compensation paid for services performed for HRP to the Chief Executive Officer and the four other executive officers with earnings that exceeded $100,000 for the year ended December 31, 2001. Bonuses and other annual compensation are with respect to years presented and are usually paid in the following year.


                                                                      SUMMARY COMPENSATION TABLE
                                                        ---------------------------------------------------
                                                                          Annual Compensation
                                                        ---------------------------------------------------
                                                                                            Other Annual
             Name and Principal Position                Year    Salary (a)       Bonus     Compensation (b)
             ---------------------------                ----    ----------       -----     ----------------
             Anthony J. Gumbiner                        2001    $       --    $  150,000    $       --
             Chairman of the Board and                  2000            --       150,000            --
             Chief Executive Officer                    1999            --       150,000            --

             William L. Guzzetti                        2001       200,000        32,333            --
             President and Chief                        2000       200,000        32,333            --
             Operating Officer                          1999       200,000        32,333            --

             John G. Tuthill                            2001       150,360        68,265         7,140
             Executive Vice President                   2000       150,360        68,265         7,895
             and Secretary                              1999       150,360        68,265         7,923

             Udo H. Walther                             2001       150,000        68,250         7,140
             Senior Vice President                      2000       150,000        68,250         7,895
                                                        1999       150,000        68,250            --

             Jeffrey D. Gent                            2001       120,750        19,547         5,893
             Vice President - Finance                   2000       115,000        19,471         6,245
                                                        1999       108,541        18,784         6,206

----------

        (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

        (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.


In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2001. None of the executive officers exercised any options during the year ended December 31, 2001 and HRP has not granted SARs.

                     AGGREGATED OPTION/SAR EXERCISES IN 2001
                   AND OPTION/SAR VALUES AT DECEMBER 31, 2001

                                                                                              Value of Unexercised
                                                        Number of Unexercised                    In-the-Money
                                                             Options at                           Options at
                                       Units             December 31, 2001                     December 31, 2001
                                     Acquired       -----------------------------        -----------------------------
        Name                        on Exercise     Exercisable     Unexercisable        Exercisable     Unexercisable
        ----                        -----------     -----------     -------------        -----------     -------------
        Anthony J. Gumbiner              0            25,800             0               $ 1,512,525      $     0

        William L. Guzzetti              0            15,000             0                   879,375            0

        John G. Tuthill                  0            13,000             0                   762,125            0

        Jeffrey D. Gent                  0             7,000             0                   410,375            0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 22, 2002 concerning the number of HRP units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

                                                               Amount                            Percent
      Name and Address of                                   Beneficially                           of
      Beneficial  Owner                                       Owned (a)                           Class
      -------------------                                   ------------                         -------
      HWG, LLC                                                 330,432                            20.8%
      c/o The Hallwood Group Incorporated
      3710 Rawlins, Suite 1500
      Dallas, Texas 75219

      Gotham Partners, L.P.  and                               247,994                            15.6%
      Gotham Partners, L.P. III
      237 Park Avenue, 9th Floor
      New York, NY   10017                    (b)

      Interstate Properties                                    171,500                            10.8%
      Park 80 West, Plaza II
      Saddle Brook, NJ 07662                  (b)

      Alan G. Crisp                           (c)                   --                              --

      William F. Forsyth                      (c)                   --                              --

      Anthony J. Gumbiner                     (c)               25,800 (d)                         1.6% (d)

      William L.  Guzzetti                    (c)               15,100 (e)                         0.9% (e)

      Edward T. Story                         (c)                   --                              --

      All directors and executive officers
      as a group (8 persons)                                    60,900 (f)                         3.7% (f)

        (a) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.

        (b) See discussion in Item 3 regarding certain litigation filed in the Southern District of New York.

        (c) Represented by the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

        (d) Comprised of currently exercisable options to purchase 25,800 units.

        (e) Includes currently exercisable options to purchase 15,000 units.

        (f) Includes currently exercisable options to purchase 60,800 units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 3 to the Consolidated Financial Statements included in Item 8 for information covered by this item.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1) Financial Statements.

    See Index contained in Item 8.

(2) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 2001 or in 2002 prior to the filing of this Form 10-K for the year ended December 31, 2001.

(3) Exhibits.

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


                                      HALLWOOD REALTY PARTNERS, L.P.
                                      BY: HALLWOOD REALTY, LLC
                                          GENERAL PARTNER


DATE: March 22, 2002                  BY: /s/ WILLIAM L. GUZZETTI
      --------------                      -------------------------------------
                                          William L. Guzzetti
                                          President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2001, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

               Signature                                        Capacity                                    Date
               ---------                                        --------                                    ----
      /s/ ANTHONY J.  GUMBINER                        Chairman of the Board and Director,           March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Anthony J. Gumbiner                             (Chief Executive Officer)

      /s/ WILLIAM L.  GUZZETTI                        President and Director,                       March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      William L. Guzzetti                             (Chief Operating Officer)

      /s/ JEFFREY D.  GENT                            Vice President-Finance,                       March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Jeffrey D. Gent                                 (Chief Accounting Officer)

      /s/ ALAN G. CRISP                               Director,                                     March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Alan G. Crisp

      /s/ WILLIAM F.  FORSYTH                         Director,                                     March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      William F. Forsyth

      /s/ EDWARD T. STORY                             Director,                                     March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Edward T. Story