Form 10-Q
period 2002-03-31
HALLWOOD GROUP INC
filed 2002-05-15
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                   TO
                                      -----------------    ---------------------


FOR THE PERIOD ENDED MARCH 31, 2002               COMMISSION FILE NUMBER: 1-8303


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
                       TITLE OF CLASS                             ON WHICH REGISTERED
                       --------------                            ---------------------

                Common Stock ($.10 par value)                   American Stock Exchange
10% Collateralized Subordinated Debentures Due July 31, 2005    New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------

                       Series B Redeemable Preferred Stock

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES  X   NO
                                                      ---     ---

                  1,361,343 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 2002.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


ITEM NO.                        PART I - FINANCIAL INFORMATION                       PAGE
--------                                                                             ----

   1        Financial Statements (Unaudited):

               Consolidated Balance Sheets as of March 31, 2002
                    and December 31, 2001...........................................     3

               Consolidated Statements of Income for the
                    Three Months Ended March 31, 2002 and 2001......................     5

               Consolidated Statements of Comprehensive Income for the
                    Three Months Ended March 31, 2002 and 2001......................     7

               Consolidated Statements of Changes in Stockholders' Equity for the
                    Three Months Ended March 31, 2002...............................     8

               Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2002 and 2001......................     9

               Notes to Consolidated Financial Statements...........................    10

   2        Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................    21

   3        Quantitative and Qualitative Disclosures about Market Risk..............    27

                                 PART II - OTHER INFORMATION

1 thru 6    Exhibits, Reports on Form 8-K and Signature Page........................    28

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                             MARCH 31,    DECEMBER 31,
                                                               2002           2001
                                                           ------------   ------------
                                                           (UNAUDITED)
REAL ESTATE
    Investments in HRP .................................   $     13,178   $     12,261
    Receivables and other assets
       Related parties .................................             74            242
       Other ...........................................             58             55
                                                           ------------   ------------
                                                                 13,310         12,558

TEXTILE PRODUCTS
    Inventories ........................................         17,498         16,753
    Receivables
       Other ...........................................         12,640         11,896
       Related parties .................................          7,409          5,217
    Property, plant and equipment, net .................          9,404          9,426
    Investment in joint venture ........................          1,250            676
    Prepaids, deposits and other assets ................            885          1,030
                                                           ------------   ------------
                                                                 49,086         44,998
OTHER
    Deferred tax asset, net ............................          5,111          5,677
    Cash and cash equivalents ..........................          1,957          3,006
    Investment in HEC ..................................          1,459             --
    Prepaids, deposits and other assets ................          1,270            408
    Restricted cash ....................................            971            966
    Hotel assets held for use ..........................            471            448
                                                           ------------   ------------
                                                                 11,239         10,505
DISCONTINUED OPERATIONS
    Hotels held for sale
       Properties, net .................................          3,832          6,602
       Deferred tax asset, net .........................            925          1,800
       Receivables and other assets ....................            461          1,104
                                                           ------------   ------------
                                                                  5,218          9,506
                                                           ------------   ------------

       TOTAL ...........................................   $     78,853   $     77,567
                                                           ============   ============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2002           2001
                                                                    ------------    ------------
                                                                    (UNAUDITED)
REAL ESTATE
    Accounts payable and accrued expenses .......................   $        744    $      1,133

TEXTILE PRODUCTS
    Accounts payable and accrued expenses .......................         15,605           9,390
    Loans payable ...............................................         13,717          16,255
                                                                    ------------    ------------
                                                                          29,322          25,645

OTHER
    10% Collateralized Subordinated Debentures ..................          6,665           6,677
    Deferred revenue - noncompetition agreement .................          5,236           5,840
    Interest and other accrued expenses .........................          3,760           4,167
    Term loan ...................................................          3,000              --
    Capital lease obligations ...................................          1,287           1,386
    Hotel liabilities held for use ..............................            569             529
    Convertible loan from stockholder ...........................             --           1,500
                                                                    ------------    ------------
       Total other liabilities ..................................         20,517          20,099

DISCONTINUED OPERATIONS
    Hotels held for sale
       Loans payable ............................................          6,514          11,609
       Accounts payable and accrued expenses ....................          1,527           2,198
                                                                    ------------    ------------
                                                                           8,041          13,807
                                                                    ------------    ------------

       TOTAL LIABILITIES ........................................         58,624          60,684

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding .............          1,000           1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding
       as Series B ..............................................             --              --
    Common stock, issued 2,396,103 shares at both dates;
       outstanding 1,361,343 shares at both dates ...............            240             240
    Additional paid-in capital ..................................         54,452          54,452
    Accumulated deficit .........................................        (20,369)        (23,729)
    Accumulated other comprehensive income ......................            236             250
    Treasury stock, 1,034,760 shares at both dates; at cost .....        (15,330)        (15,330)
                                                                    ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY ...............................         19,229          15,883
                                                                    ------------    ------------

       TOTAL ....................................................   $     78,853    $     77,567
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------

REAL ESTATE
    Fees
       Related parties ..........................................   $      1,112    $      1,905
       Other ....................................................              7              75
    Equity income from investments in HRP .......................            533             685
                                                                    ------------    ------------
                                                                           1,652           2,665

    Administrative expenses .....................................            220             527
    Amortization ................................................            168             168
                                                                    ------------    ------------
                                                                             388             695
                                                                    ------------    ------------

       Income from real estate operations .......................          1,264           1,970

TEXTILE PRODUCTS
    Sales .......................................................         20,821          17,777
    Equity income from joint venture ............................            574              --
                                                                    ------------    ------------
                                                                          21,395          17,777

    Cost of sales ...............................................         18,053          15,136
    Administrative and selling expenses .........................          2,669           2,689
    Interest ....................................................            166             302
                                                                    ------------    ------------
                                                                          20,888          18,127
                                                                    ------------    ------------

       Income (loss) from textile products operations ...........            507            (350)

OTHER
    Amortization of deferred revenue -
      noncompetition agreement ..................................            604              --
    Hotel revenue ...............................................            440             432
    Interest and other income ...................................            304               5
    Equity loss from investment in HEC ..........................            (41)             --
                                                                    ------------    ------------
                                                                           1,307             437

    Hotel expenses ..............................................            437             453
    Administrative expenses .....................................            382             235
    Interest expense ............................................            205             746
                                                                    ------------    ------------
                                                                           1,024           1,434
                                                                    ------------    ------------

       Other income (loss), net .................................            283            (997)
                                                                    ------------    ------------

       Income from continuing operations before income taxes ....          2,054             623
       Income taxes .............................................           (738)           (272)
                                                                    ------------    ------------

       Income from continuing operations ........................          1,316             351



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ---------------------------
                                                                                            2002           2001
                                                                                        ------------   ------------

    Income from discontinued operations, net of tax
      Income from discontinued operations - Hotels ..................................   $      1,476   $         21
      Income from discontinued operations - Energy ..................................             --          4,928
                                                                                        ------------   ------------
        Income from discontinued operations .........................................          1,476          4,949
                                                                                        ------------   ------------
    Income before extraordinary loss and cumulative effect
      of changes in accounting principles ...........................................          2,792          5,300
    Extraordinary loss from early extinguishment of debt ............................             --             (9)
                                                                                        ------------   ------------

    Income before cumulative effect of changes in accounting principles .............          2,792          5,291

    Income (loss) from cumulative effect of changes in accounting principles
      Income from cumulative effect of SFAS No. 142 adoption ........................            568             --
      Loss from cumulative effect of SFAS No. 133 adoption ..........................             --            (40)
                                                                                        ------------   ------------
        Income (loss) from cumulative effect of changes in accounting principles ....            568            (40)
                                                                                        ------------   ------------

NET INCOME ..........................................................................   $      3,360   $      5,251
                                                                                        ============   ============

PER COMMON SHARE
    BASIC
      Income from continuing operations .............................................   $       0.97   $       0.25
      Income from discontinued operations ...........................................           1.08           3.47
      Extraordinary loss from early extinguishment of debt ..........................             --             --
      Income (loss) from cumulative effect of changes in accounting principles ......           0.42          (0.03)
                                                                                        ------------   ------------

        Net income ..................................................................   $       2.47   $       3.69
                                                                                        ============   ============

    ASSUMING DILUTION
      Income from continuing operations .............................................   $       0.85   $       0.23
      Income from discontinued operations ...........................................           0.94           2.87
      Extraordinary loss from early extinguishment of debt ..........................             --             --
      Income (loss) from cumulative effect of changes in accounting principles ......           0.36          (0.03)
                                                                                        ------------   ------------

        Net income ..................................................................   $       2.15   $       3.07
                                                                                        ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ...........................................................................          1,361          1,425
                                                                                        ============   ============

    Assuming Dilution ...............................................................          1,579          1,727
                                                                                        ============   ============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               ----------------------------
                                                                                   2002            2001
                                                                               ------------    ------------

NET INCOME .................................................................   $      3,360    $      5,251

Other Comprehensive Income (Loss)
    Pro rata share of other comprehensive income from equity investments
       Adoption of SFAS No. 133
          Cumulative effect ................................................             --          (4,311)
          Change in fair value of derivatives ..............................             --           1,302
       Amortization of interest rate swap ..................................            (14)             --
                                                                               ------------    ------------
             Other comprehensive loss ......................................            (14)         (3,009)
                                                                               ------------    ------------

COMPREHENSIVE INCOME .......................................................   $      3,346    $      2,242
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                ACCUMULATED
                                                     COMMON STOCK             ADDITIONAL                          OTHER
                                               ------------------------        PAID-IN        ACCUMULATED      COMPREHENSIVE
                                                 SHARES       PAR VALUE        CAPITAL          DEFICIT            INCOME
                                               ----------    ----------    --------------   --------------    --------------

BALANCE, JANUARY 1, 2002 ...................        2,396    $      240    $       54,452   $      (23,729)   $          250
  Net income ...............................                                                         3,360
  Pro rata share of stockholders'
  equity transactions from equity
  investment:
    Amortization of interest rate swap .....                                                                             (14)
                                               ----------    ----------    --------------   --------------    --------------

BALANCE, MARCH 31, 2002 ....................        2,396    $      240    $       54,452   $      (20,369)   $          236
                                               ==========    ==========    ==============   ==============    ==============



                                                    TREASURY STOCK             TOTAL
                                               -----------------------     STOCKHOLDERS'
                                                SHARES         COST            EQUITY
                                               ----------   ----------    --------------

BALANCE, JANUARY 1, 2002 ...................        1,035   $  (15,330)   $       15,883
  Net income ...............................                                       3,360
  Pro rata share of stockholders'
  equity transactions from equity
  investment:
    Amortization of interest rate swap .....                                         (14)
                                               ----------   ----------    --------------

BALANCE, MARCH 31, 2002 ....................        1,035   $  (15,330)   $       19,229
                                               ==========   ==========    ==============



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                                2002            2001
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..........................................................   $      3,360    $      5,251
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred revenue - noncompetition agreement ......           (604)             --
       Equity income from textile products joint venture ................           (574)             --
       (Income) loss from cumulative effect of changes in accounting
         principles .....................................................           (568)             40
       Decrease in deferred tax asset ...................................            566             200
       Equity income from investments in HRP ............................           (533)           (685)
       Depreciation and amortization ....................................            521             589
       Equity loss from investment in HEC ...............................             41              --
       Amortization of deferred gain from debenture exchange ............            (12)            (12)
       Extraordinary loss from early extinguishment of debt .............             --               9
       Net change in textile products assets and liabilities ............          2,679              85
       Net change in other assets and liabilities .......................           (563)            272
       Discontinued operations:
          Extraordinary gain from extinguishment of hotel debt ..........         (1,677)             --
          Net change in other hotel assets and liabilities ..............            199              79
          Increase in deferred tax asset ................................             --          (3,586)
          Equity income from investments in Hallwood Energy .............             --          (1,342)
                                                                            ------------    ------------

          Net cash provided by operating activities .....................          2,835             900

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in HEC common stock ......................................         (1,500)             --
    Investments in textile products property and equipment ..............           (303)           (367)
    Investment in hotel held for use ....................................             (8)             --
    Investment in marketable securities .................................           (901)             --
                                                                            ------------    ------------

          Net cash (used in) investing activities .......................         (2,712)           (367)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable .....................          3,000           1,798
    Repayment of bank borrowings and loans payable ......................         (4,137)           (813)
    Payment of deferred loan costs ......................................            (35)             --
    Discontinued operations:
       Repayment of hotel bank borrowings and loans payable .............             --            (100)
                                                                            ------------    ------------

          Net cash provided by  (used in) financing activities ..........         (1,172)            885
                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................         (1,049)          1,418

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................          3,006             901
                                                                            ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $      1,957    $      2,319
                                                                            ============    ============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 -- INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

     Interim Consolidated Financial Statements. The consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2001.

     Continuing Operations. The Company's real estate activities are conducted primarily through wholly-owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly traded master limited partnership. Revenues are generated through the Company's pro rata share of earnings of HRP on the equity method of accounting and the receipt of management fees, leasing commissions and other fees from HRP and third parties.

     The textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Discontinued Operations. In May 2001, the Company decided to discontinue and dispose of its energy segment, accordingly, this former business segment has been reclassified as a discontinued operation. Prior to the disposition, the Company's energy revenues consisted of its pro rata share of earnings of Hallwood Energy Corporation ("Hallwood Energy"), a publicly traded oil and gas company, on the equity method of accounting.

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company's hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001, one hotel was sold in January 2002 and the lender completed a foreclosure on one hotel in May 2002. The Company determined in late 2001 that it would retain and continue to operate a leasehold interest in one hotel. Balance sheet presentation for the two hotels which have been disposed of in 2002 are reported as "Hotels held for sale" and the retained leasehold interest as "Hotel assets held for use."

     New Accounting Pronouncements. Statement of Financial Accounting Standards No. 141 - Business Combinations ("SFAS No. 141") became effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS No. 142") became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 had an impact on the Company's financial statements to the extent that the unamortized amount of negative goodwill associated with the Company's equity investment in HRP was accounted for as a cumulative effect adjustment.

     Statement of Financial Accounting Standards No. 143 - Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued in June 2001, and will be adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the effect adopting SFAS No. 143 will have on its financial statements.

     Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long- lived Assets ("SFAS No. 144") was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

loss, only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. The accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of disposed properties and assets held for sale be classified as discontinued operations. The Company early adopted the requirements of this statement and accordingly, hotel assets disposed of or to be disposed of have been reclassified as discontinued operations for each of the periods presented.

     Statement of Financial Accounting Standards No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in May 2002 and is effective for fiscal years beginning and transactions occurring after May 15, 2002. This statement rescinds certain authoritative pronouncements and amends, clarifies or describes the applicability of others. The Company has not yet determined the effect adopting SFAS No. 145 will have on its financial statements.

     Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

NOTE 2 -- INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                         AS OF MARCH 31,2002                 AMOUNT AT              INCOME FROM INVESTMENTS
                                      ---------------------------        WHICH CARRIED AT          FOR THE THREE MONTHS ENDED
                                                       COST OR      ---------------------------            MARCH 31,
                                        NUMBER OF     ASCRIBED        MARCH 31,    DECEMBER 31,   ---------------------------
DESCRIPTION OF INVESTMENT                UNITS          VALUE           2002           2001           2002           2001
-------------------------             ------------   ------------   ------------   ------------   ------------   ------------
HALLWOOD REALTY PARTNERS, L.P.
- General partner interest ........             --   $      8,650   $      1,800   $      1,943   $         27   $         20
- Limited partner interest ........        330,432          8,799         11,378         10,318            506            665
                                                     ------------   ------------   ------------   ------------   ------------

   Totals .........................                  $     17,449   $     13,178   $     12,261   $        533   $        685
                                                     ============   ============   ============   ============   ============

     At March 31, 2002, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over nineteen years, which was $568,000 as of January 1, 2002. In accordance with SFAS No. 142, the unamortized amount of such "negative goodwill" has been recorded as income from cumulative effect of a change in accounting principle. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro-rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro-rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through March 31, 2002, resulted in a $1,674,000 decrease in the carrying value of the HRP investment. In 2001, the Company also recognized an extraordinary loss of $9,000 from the recognition of the Company's pro rata share of HRP's extraordinary loss from early extinguishment of debt and a $40,000 loss from the Company's pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption.

     The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 2002 and 2001 such amortization was $168,000 in each period.

     As further discussed in Note 11, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,891,000 from August

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1995. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment was recorded as an expense, net of the Company's pro rata share of the income that will be reported by HRP. In October 2001, the Company paid $6,405,000, including post-judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

     The Company has pledged 300,397 HRP limited partner units to collateralize the Term Loan and Revolving Credit Facility and the remaining 30,035 units to secure all of the capital leases.

     The quoted market price per unit and the Company's carrying value per limited partner unit (AMEX symbol HRY) at March 31, 2002 were $70.00 and $34.43, respectively. The general partner interest is not publicly traded.

NOTE 3 -- INVESTMENT IN HEC

     In January 2002, the Company invested $1,500,000 in a newly-formed private energy company - Hallwood Energy Corporation ("HEC"). The Company owns approximately 24% of HEC and accounts for the investment using the equity method of accounting. The Company reported an equity loss, representing its pro rata share of HEC's net loss, of $41,000 in the 2002 first quarter.

NOTE 4 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                            MARCH 31,    DECEMBER 31,
                                                                              2002           2001
                                                                          ------------   ------------
Textile Products
  Revolving credit facility, prime + .25% or
      Libor + 3.25%, due January 2004 .................................   $     11,413   $     14,449
  Acquisition credit facility, prime + 1.00% or
      Libor + 3.25%, due January 2004 .................................          1,000          1,000
  Equipment term loan, 9.37% fixed, due October 2005 ..................            762            806
  Equipment term loan, Libor + 3.25%, due March 2007 ..................            542             --
                                                                          ------------   ------------
                                                                                13,717         16,255
Other
  Term loan, 7% fixed, due April 2005 .................................          3,000             --
  Revolving credit facility, prime + 0.50% or
      Libor + 3.25%, due April 2005 ...................................             --             --
  Capital lease obligations, 12.18% fixed, due December 2004 ..........          1,287          1,386
  Convertible loan from stockholder, 10% fixed, repaid March 2002 .....             --          1,500
                                                                          ------------   ------------
                                                                                 4,287          2,886
                                                                          ------------   ------------

      Total ...........................................................   $     18,004   $     19,141
                                                                          ============   ============

     Further information regarding loans payable is provided below:

Textile Products

     Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base so defined in the agreement. As of March 31, 2002, Brookwood had an additional 4,490,000 of borrowing base availability. Borrowings are

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement has been extended through January 2, 2004, bears interest at Brookwood's option of one-quarter percent over prime (5.00% at March 31, 2002) or Libor plus 3.25%, contains covenants, including minimum net income levels by quarter, maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

     Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At March 31, 2002, Brookwood was in compliance with its loan covenants.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. This facility bears interest at Brookwood's option of prime plus 1.00% (5.75% at March 31, 2002) or Libor plus 3.25%. Brookwood has borrowed $1,000,000 under this facility.

     Equipment Credit Facility. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. Brookwood has borrowed $1,542,000 under this facility.

     During 2000 Brookwood borrowed $1,000,000 under this facility, and in September 2000 converted that amount into a term loan, at a fixed rate of 9.37%, with a maturity of October 2005 and a monthly principal and interest payment of $20,938. During 2002 Brookwood borrowed an additional $542,000 under this facility and in February 2002 converted that amount into a term loan, at a variable rate of Libor plus 3.25% (5.10% at March 31, 2002), with a maturity date of March 2007 and a monthly principal and interest payment of $10,253.

     The outstanding balance of the combined Key Bank credit facilities at March 31, 2002 was $13,717,000.

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). The term loan proceeds were used in part to repay the aforementioned $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company has not drawn any funds on the Revolving Credit Facility, and therefore has $4,000,000 of unused borrowing capacity.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding principal balance at March 31, 2002 was $1,287,000.

     Convertible Loan from Stockholder. In order to provide sufficient funds to meet the Company's cash flow requirements and maintain compliance with the loan covenants contained in the former Senior Secured Term Loan, the Company entered into three loans with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner. Two loans were repaid in December 2001 and the remaining loan was repaid in March 2002 in the amount of $1,648,000, which represented principal of $1,500,000 and accrued interest of $148,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 5 -- DEBENTURES

     10% Collateralized Subordinated Debentures. The 10% Collateralized Subordinated Debentures are listed on The New York Stock Exchange. For financial reporting purposes a pro-rata portion of an unamortized gain in the original amount of $353,000, allocated to the 10% Debentures from a previous debenture issue, is being amortized over its term. As a result, the effective interest rate is 8.9%.

     The 10% Debentures are secured by a junior lien on the capital stock of the Brookwood subsidiary and certain hotel subsidiaries. Balance sheet amounts are detailed below (in thousands):

                                                             MARCH 31,    DECEMBER 31,
                     DESCRIPTION                               2002           2001
                     -----------                           ------------   ------------

10% Debentures (face amount) ...........................   $      6,468   $      6,468
Unamortized gain, net of accumulated amortization ......            197            209
                                                           ------------   ------------

      Totals ...........................................   $      6,665   $      6,677
                                                           ============   ============

NOTE 6 -- DISCONTINUED OPERATIONS - HOTEL ASSETS HELD FOR SALE

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties.

     The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to a lease concession from the owner. Accordingly, this hotel has been classified as an asset held for use. Prior year operating results for the hotel have been reclassified to continuing operations in the "other" segment. The carrying value was $311,000 and $331,000, at March 31, 2002 and December 31, 2001, respectively.

     In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement which, among other terms, included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $1,677,000, net of tax of $875,000, in the 2002 first quarter.

     In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company. The lender completed the foreclosure in May 2002 and it is anticipated that the Company will recognize a gain from extinguishment of debt in the 2002 second quarter in the amount of approximately $1,900,000, net of tax.

     A summary of the non-recourse loans payable associated with the hotels held for sale is detailed below (in thousands):

                                                            MARCH 31,    DECEMBER 31,
                   DESCRIPTION                                2002           2001
                   -----------                            ------------   ------------

Term loan, 7.86% fixed, extinguished May 2002 .........   $      6,514   $      6,514
Term loan, 8.20% fixed, extinguished January 2002 .....             --          5,095
                                                          ------------   ------------

     Total ............................................   $      6,514   $     11,609
                                                          ============   ============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     The owner of the Longboat Key Holiday Inn hotel has made a claim against the Company under a guaranty which is in discovery, and the franchiser of the Embassy Suites hotel has made a claim for liquidated damages under a franchise contract which is in mediation.

     A summary of the income from discontinued hotels operations is detailed below (in thousands):

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                ---------------------------
                                                                    2002           2001
                                                                ------------   ------------

Gain from extinguishment of debt, net of $875 tax charge ....   $      1,677   $         --
Sales .......................................................            215          3,623
                                                                ------------   ------------
                                                                       1,892          3,623
Expenses
     Operating expenses .....................................            256          3,209
     Interest expense .......................................            137            580
     Other disposition costs ................................             23             --
     Loss reserve ...........................................             --           (187)
                                                                ------------   ------------
                                                                         416          3,602
                                                                ------------   ------------

     Income from discontinued hotel operations ..............   $      1,476   $         21
                                                                ============   ============

NOTE 7 -- DISCONTINUED OPERATIONS - ENERGY

     In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

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

     Accordingly, energy operations have been segregated from the Company's continuing operations and reported as discontinued operations. A summary of the income from discontinued energy operations for the 2001 quarter is detailed below (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ---------------------------
                                                           2002           2001
                                                       ------------   ------------

Equity income from investment in Hallwood Energy ...             --   $      1,342
Deferred income tax benefit ........................             --          3,586
                                                       ------------   ------------

     Income from discontinued energy operations ....             --   $      4,928
                                                       ============   ============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     The sale of its common stock investment in Hallwood Energy resulted in a gain of $8,725,000 in the 2001 second quarter. The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization, which is reported in the "other" section of the statement of income, was $604,000 in the quarter ended March 31, 2002.

NOTE 8 -- INCOME TAXES

     The following is a schedule of the income tax expense (benefit) (in thousands):

                                    THREE MONTHS ENDED
                                        MARCH 31,
                               ---------------------------
                                   2002           2001
                               ------------   ------------
Continuing Operations
    Federal
       Deferred ............   $        566   $        200
       Current .............             11             21
                               ------------   ------------
          Sub-total ........            577            221

    State ..................            161             51
                               ------------   ------------

       Total ...............   $        738   $        272
                               ============   ============

Discontinued Operations
    Federal
       Deferred (benefit)...   $        875   $     (3,586)
                               ============   ============

     The amount of the deferred tax asset (net of valuation allowance) for the Company was $6,036,000 at March 31, 2002 ($5,111,000 attributable to continuing operations and $925,000 attributable to hotels held for sale). The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments and anticipated gains from debt extinguishment associated with the hotels held for sale that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration.

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 9 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                             ----------------------------
                          DESCRIPTION                                            2002             2001
                          -----------                                        ------------    ------------

Supplemental schedule of non-cash investing and financing activities:
    Hotel assets and liabilities relinquished in connection with debt extinguishment
          Loan payable ...................................................   $      5,095              --
          Other liabilities, net .........................................            227              --
          Hotel properties ...............................................         (2,770)             --
          Deferred tax asset .............................................           (875)             --
                                                                             ------------    ------------
                                                                             $      1,677              --
                                                                             ============    ============
    Pro rata share of stockholders' equity transactions of equity investment:
       Adoption of SFAS No. 133
          Cumulative effect ..............................................   $         --    $     (4,311)
          Change in fair value of derivatives ............................             --           1,302
       Amortization of interest rate swap ................................            (14)             --
                                                                             ------------    ------------

          Other comprehensive loss .......................................   $        (14)   $     (3,009)
                                                                             ============    ============

Supplemental disclosures of cash payments:

    Interest paid ........................................................   $        526    $      1,100
    Income taxes paid ....................................................            161             130

NOTE 10 -- COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                          DESCRIPTION                                2002         2001
                          -----------                              --------     --------
         INCOME AVAILABLE TO COMMON STOCKHOLDERS
         Income from continuing operations........................  $1,316         $351
         Impact of assumed loan conversion........................      28           53
                                                                    ------        -----
         Income from continuing operations available to
             common stockholders - basic..........................  $1,344         $404
                                                                    ======        =====

         WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic  ..................................................   1,361        1,425
         Incremental shares from assumed loan conversions.........     218          302
                                                                    ------        -----
         Assuming dilution........................................   1,579        1,727
                                                                    ======        =====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE 11 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2001.

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

     In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. In February 2001, the court rendered a decision in favor of the defendants and the court ordered the complaint dismissed. HRP filed a Notice of Appeal in March 2001 with respect to the February 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of the defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing en banc with respect to the April 11, 2002 decision.

     In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The trial was held

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

in June 2001 in the Delaware Court of Chancery. The parties submitted post-trial briefings in September 2001. In February 2002, the court rendered its decision in favor of the Company. On March 22, 2002, the court entered an order that provides for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The noteholder filed an appeal on April 19, 2002. It is anticipated that the parties will file their appeal and reply briefs prior to August 2002.

     The Company is currently a defendant in two lawsuits in connection with the disposition of two hotel properties. Plaintiffs allege violations of franchise and lease agreements and seek damages of approximately $1,500,000. Management believes that the claims are without merit and intends to vigorously defend the cases.

     In December 1999 the Company distributed certain assets and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). The contingent obligation of $3,375,000 at March 31, 2002, is the amount of the remaining payments under the Separation Agreement and is included in other accrued expenses. At December 2001, the Company accrued an additional $500,000 under this agreement, which is expected to be paid in 2002. Interest on the contingent obligation was imputed at 12.75% through December 31, 2001 and amounted to $100,000 for the three months ended March 31, 2001. The Company discontinued imputing interest at December 31, 2001, although it paid $125,000 under the terms of the Separation Agreement in the 2002 first quarter.

     In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000 based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of 36 monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under this agreement.

NOTE 12 -- SEGMENT AND RELATED INFORMATION

     The following represents the Company's reportable segment operations for the three months ended March 31, 2002 and 2001, respectively (in thousands):

                                               REAL          TEXTILE                      DISCONTINUED      CONSOL
                                              ESTATE         PRODUCTS         OTHER        OPERATIONS       -IDATED
                                           ------------    ------------    ------------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 2002
Total revenue from external sources ....   $      1,652    $     21,395    $      1,307                  $     24,354
                                           ============    ============    ============                  ============

Operating income .......................   $      1,264    $        507                                  $      1,771
                                           ============    ============
Unallocable income net .................                                   $        283                           283
                                                                           ============                  ------------
Income from continuing operations
    before income taxes ................                                                                 $      2,054
                                                                                                         ============
Income from discontinued operations ....                                                  $      1,476   $      1,476
                                                                                          ============   ============

THREE MONTHS ENDED MARCH 31, 2001
Total revenue from external sources ....   $      2,665    $     17,777    $        437                  $     20,879
                                           ============    ============    ============                  ============

Operating income (loss) ................   $      1,970    $       (350)                                 $      1,620
                                           ============    ============
Unallocable expenses, net ..............                                   $       (997)                         (997)
                                                                           ============                  ------------
Income from continuing operations
    before income taxes ................                                                                 $        623
                                                                                                         ============
Income from discontinued operations ....                                                  $      4,949   $      4,949
                                                                                          ============   ============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2001 annual report. The total assets for the Company's operating segments have not materially changed since the December 31, 2001 annual report.

NOTE 13 -- CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 by the Company resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company's equity investment in HRP.

     During 2001, management had conducted an analysis of the carrying value of certain intangible assets related to the textile products segment and recorded an impairment charge of $1,446,000 as of December 31, 2001. The Company no longer has any recorded goodwill or intangible assets that would be subject to amortization or impairment testing.

     Had the provisions of SFAS No. 142 been applied retroactively, the Company's net income and net income per share for the three month periods ended March 31, 2002 and 2001 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                 DESCRIPTION                            2002            2001
                                 -----------                        ------------    ------------

Net income, as reported .........................................   $      3,360    $      5,251
Add back amortization:
    Real estate - negative goodwill .............................             --             (57)
    Textile products - positive goodwill ........................             --              35
Deduct cumulative effect of change in accounting principle:
    Real estate - negative goodwill .............................           (568)             --
                                                                    ------------    ------------
                                                                            (568)            (22)
                                                                    ------------    ------------

Net income - pro forma ..........................................   $      2,792    $      5,229
                                                                    ============    ============

Net income per common share - assuming dilution, as reported ....   $       2.15    $       3.07
Adjustments .....................................................          (0.36)          (0.01)
                                                                    ------------    ------------

Net income per common share - pro forma .........................   $       1.79    $       3.06
                                                                    ============    ============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     The Company reported net income of $3,360,000 for the first quarter ended March 31, 2002, compared to net income of $5,251,000 in 2001. Income from continuing operations was $1,316,000 in 2002, compared to $351,000 in 2001. Revenue from continuing operations was $24,354,000 in 2002, compared to $20,879,000 in 2001.

     Following is an analysis of the results of continuing operations for the real estate and textile products business segments, and the discontinued operations for the hotel and energy business segments.

REAL ESTATE

     The real estate segment reported income of $1,264,000 for the first quarter of 2002 compared to $1,970,000 in 2001.

     Revenues. Fee income of $1,119,000 for the quarter ended March 31, 2002 decreased by $861,000, or 43%, from $1,980,000 in 2001. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The decrease was due primarily to lower leasing fees in the 2002 first quarter.

     Equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income. For the 2002 first quarter, the Company reported equity income of $533,000 compared to $685,000 in the prior-year period. The decrease resulted principally from gains from property sales by HRP in 2001, partially offset by decreased litigation costs. The 2001 first quarter equity income was exclusive of the Company's $9,000 pro rata share of HRP's extraordinary loss from early extinguishment of debt and its $40,000 pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption, both of which are reported separately.

     Expenses. Administrative expenses of $220,000 decreased by $307,000, or 58%, in the 2002 first quarter, compared to $527,000 in 2001. The decrease was primarily attributable to the payments of commissions to third party brokers associated with leasing income.

     Amortization expense of $168,000 in both the 2002 and 2001 quarters relate to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

TEXTILE PRODUCTS

     The textile products segment reported income of $507,000 for the first quarter of 2002, compared to a loss of $350,000 in 2001.

     Revenue. Sales of $20,821,000 increased $3,044,000, or 17%, in the 2002 first quarter, compared to $17,777,000 in the 2001 quarter. The sales increase was principally due to renewed activity in the military business.

     Brookwood formed a joint venture with an unrelated third party that is also in a textile-related industry. The joint venture is 50%-owned by Brookwood and 50%-owned by its joint venture partner with operating and management decision making and venture profits and losses shared equally by both parties. As Brookwood does not exercise control over the joint venture, the investment is accounted for utilizing the equity method of accounting. Brookwood's equity income from joint venture was $574,000 in the 2002 first quarter.

     Expenses. Cost of sales of $18,053,000 increased by $2,917,000, or 19%, in the 2002 first quarter, compared to $15,136,000 in the 2001 quarter. The increase in cost of sales was principally the result of the increase in sales. The lower gross profit margin for the 2002 first quarter (13.3% versus 14.9%) resulted from the sales increase in the military business, which has lower gross profit margins. Administrative and selling expenses of $2,669,000 decreased by $20,000 in the 2002 first quarter from $2,689,000 for the comparable

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2001 period. Interest expense of $166,000 decreased by $136,000, or 45%, for the 2002 first quarter from $302,000 in 2001, principally due to a decrease in interest rates.

OTHER

     The other segment reported income of $283,000 for the first quarter of 2002, compared to a loss of $997,000 in 2001.

     Revenue. Amortization of deferred revenue of $604,000 in the 2002 first quarter is attributable to the noncompetition fee received in connection with the sale of the Company's investment in Hallwood Energy. The $7,250,000 noncompete cash payment is being amortized over a three year period which began June 2001.

     Hotel revenue, which relates entirely to the leased GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate, was $440,000 in the 2002 first quarter, compared to $432,000 in 2001. The 2% increase in 2002 was attributable to an increased average daily rate, partially offset by reduced occupancy. Interest and other income increased by $299,000 to $304,000 for the 2002 first quarter from $5,000 in 2001. The increase was principally attributable to a gain of $296,000 on the exercise of an option and related sale of a marketable security.

     Expenses. Interest expense in the amount of $205,000 for the 2002 first quarter decreased by $541,000 from the prior year amount of $746,000. The decrease was primarily due to the May 2001 payoff of the former Senior Secured Term Loan, the repayment of the stockholder loans and imputed interest costs in the 2001 quarter associated with the Separation Agreement. Administrative expenses of $382,000 for the 2002 first quarter increased by $147,000, from the prior-year amount of $235,000, due to increased consulting and other professional fees.

     Hotel expenses, which include operating expenses, depreciation and interest costs associated with the GuestHouse Suites Plus hotel in Huntsville, Alabama, decreased by $16,000, or 4% in the 2002 first quarter, principally as a result of improved cost controls.

INCOME TAXES

      Income taxes relating to continuing operations were $738,000 for the 2002 first quarter, compared to $272,000 in 2001. The 2002 quarter included a $566,000 non cash federal deferred charge, a $11,000 federal current charge and $161,000 for state taxes. The 2001 quarter included a $200,000 non cash federal deferred charge, a $21,000 federal current charge and $51,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of March 31, 2002, the Company had approximately $90,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $17,750,000 of the NOLs prior to their ultimate expiration in the year 2020.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments and anticipated gains from debt extinguishment associated with the hotels held for sale that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

DISCONTINUED OPERATIONS - HOTELS HELD FOR SALE

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations (apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and has been classified as an asset held for use) have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three months ended March 31, 2002 and 2001 are presented below (in thousands):

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ---------------------------
                                                                    2002            2001
                                                                ------------   ------------

Gain from extinguishment of debt, net of $875 tax charge ....   $      1,677   $         --
Sales .......................................................            215          3,623
                                                                ------------   ------------
                                                                       1,892          3,623
Expenses
     Operating expenses .....................................            256          3,209
     Interest expense .......................................            137            580
     Other disposition costs ................................             23             --
     Loss reserve ...........................................             --           (187)
                                                                ------------   ------------
                                                                         416          3,602
                                                                ------------   ------------

     Income from discontinued hotels operations .............   $      1,476   $         21
                                                                ============   ============

     Revenue. In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement which, among other terms, included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $1,677,000, net of tax, in the 2002 first quarter. Sales of $215,000 in the 2002 first quarter decreased by $3,408,000, from the year-ago amount of $3,623,000. The decrease was primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida and the dispositions of the Oklahoma City, Oklahoma Embassy Suites hotel in June 2001 and Tulsa, Oklahoma GuestHouse Suites hotel in January 2002.

     Expenses. Operating expenses of $256,000 for the 2002 first quarter were down $2,953,000 from $3,209,000 in 2001. The decrease is primarily due to the aforementioned dispositions. Interest expense of $137,000 in the 2002 first quarter decreased by $443,000 from $580,000 in 2001, principally due to principal amortization and debt extinguishment on the various hotel term loans and the interest expense associated with capital leases at the three GuestHouse properties. Depreciation and amortization expense was not recorded for the periods due to the classification of the hotel operations as a discontinued operation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCONTINUED OPERATIONS - ENERGY

     In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, energy operations segregated from the Company's continuing operations have been reported as a single line item - Income from Discontinued Operations. Operations for the three months ended March 31, 2002 are presented below (in thousands):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ---------------------------
                                                            2002           2001
                                                        ------------   ------------

Equity income from investment in Hallwood Energy ....             --   $      1,342
Deferred income tax benefit .........................             --          3,586
                                                        ------------   ------------

     Income from discontinued energy operations .....             --   $      4,928
                                                        ============   ============

     The equity income in the 2001 first quarter from investment in Hallwood Energy of $1,342,000 represented the Company's pro rata share of income available to common stockholders, and amortization of negative goodwill.

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

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 by the Company resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company's equity investment in HRP.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's unrestricted cash and cash equivalents at March 31, 2002 totaled $1,957,000.

     In March 2002, the Company and its HWG, LLC subsidiary entered into the $7,000,000 Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company has not drawn any funds on the revolving credit facility, and therefore has $4,000,000 of unused borrowing capacity.

     The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Term Loan and Revolving Credit Facility and the remaining 30,035 HRP units to secure all of the capital leases.

     Brookwood maintains a revolving line of credit facility which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At March 31, 2002, Brookwood had $4,490,000 of unused borrowing capacity on its revolving line of credit. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement. At March 31, 2002, Brookwood was in compliance with its loan covenants.

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

     The Company's hotel segment experienced cash flow difficulties during 2000, due to weaker occupancy and average daily rates at several hotels. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. At March 31, 2002, the Company operates two hotels, one of which the Company continues to operate and has been classified as an asset held for use. The lender completed a foreclosure on the other hotel in May 2002. The Company has not received any amounts in excess of the debt outstanding on the properties, but the non-recourse debt associated with the properties has been extinguished. Payments on the three capital leases continue to be made by the Company or the hotel subsidiaries while operations continue during the disposition period.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         In the interest of providing stockholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; and the ability to compete successfully with foreign textile production and the ability to generate new products. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risks during the three months ended March 31, 2002.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of March 31, 2002, the Company's total outstanding loans and debentures payable of $24,472,000 (excluding debt associated with the discontinued hotel operations) were comprised of $12,059,000 of fixed rate debt and $12,413,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $245,000, assuming that outstanding debt remained at current levels.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of March 31, 2002, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item

     1   Legal Proceedings

         Reference is made to Note 11 to the Company's consolidated financial statements included within this Form 10-Q.

     2   Changes in Securities                                            None

     3   Defaults upon Senior Securities                                  None

     4   Submission of Matters to a Vote of Security Holders              None

     5   Other Information                                                None

     6   Exhibits and Reports on Form 8-K

         (a) Exhibits

             (i)   10.17    Third Amendment to First Amended and Restated
                            Revolving Credit Loan and Security Agreement, dated as of May 13, 2002 by and among Key Bank
                            National Association, Brookwood Companies
                            Incorporated and certain subsidiaries, filed herewith.

             (ii)  10.19    Promissory Note and Security Agreement
                            regarding equipment term loan in the amount of $1,000,000.00, dated as of September 29, 2000, between Brookwood Companies Incorporated Kenyon
                            Industries, Inc., Brookwood Laminating, Inc.,
                            Ashford Bromely, Inc., Xtramile, Inc., and Land
                            Ocean III, Inc. and Key Leasing, a division of
                            Key Corporate Capital Inc., fixed interest -
                            9.37%, due September 29, 2005, filed herewith.

             (iii) 10.20    Promissory Note and Security Agreement
                            regarding equipment term loan, in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated,
                            Kenyon Industries, Inc., Brookwood Laminating,
                            Inc., Ashford Bromely, Inc., Xtramile, Inc. and
                            Land and Ocean III, Inc and Key Leasing, a division of Key Corporate Capital Inc., Libor plus 325 basis points-floating, due February
                            25, 2007, filed herewith.

         (b) Reports on Form 8-K                                          None

              THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE HALLWOOD GROUP INCORPORATED



Dated: May 15, 2002                      By: /s/ Melvin J. Melle
                                             -----------------------------------
                                               Melvin J. Melle, Vice President
                                                (Duly Authorized Officer and
                                                   Principal Financial and
                                                     Accounting Officer)

              THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                             INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

 10.17        Third Amendment to First Amended and Restated Revolving Credit
              Loan and Security Agreement, dated as of May 13, 2002 by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, filed herewith.

 10.19 Promissory Note and Security Agreement regarding equipment term loan in the amount of $1,000,000.00, dated as of September 29, 2000, between Brookwood Companies Incorporated, Kenyon Industries,
              Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile,
              Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key
              Corporate Capital Inc., fixed interest - 9.37%, due September 29,
              2005, filed herewith.

 10.20 Promissory Note and Security Agreement regarding equipment term loan, in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc.,
              Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc.
              and Land and Ocean III, Inc and Key Leasing, a division of Key
              Corporate Capital Inc., Libor plus 325 basis points-floating, due
              February 25, 2007, filed herewith.