Form 10-Q
period 2002-06-30
HALLWOOD GROUP INC
filed 2002-08-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                         -------------    ----------------


FOR THE PERIOD ENDED JUNE 30, 2002              COMMISSION FILE NUMBER:  1-8303

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
          TITLE OF CLASS                             ON WHICH REGISTERED
          --------------                            ----------------------
 Common Stock ($.10 par value)                     American Stock Exchange
10% Collateralized Subordinated                    New York Stock Exchange
 Debentures Due July 31, 2005


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

                  1,361,343 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 2002.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


ITEM NO.                            PART I - FINANCIAL INFORMATION                                   PAGE
--------                            ------------------------------                                   ----

    1        Financial Statements (Unaudited):

                Consolidated Balance Sheets as of June 30, 2002
                     and December 31, 2001........................................................      3

                Consolidated Statements of Income for the
                     Six Months Ended June 30, 2002 and 2001......................................      5

                Consolidated Statements of Income for the
                     Three Months Ended June 30, 2002 and 2001....................................      7

                Consolidated Statements of Comprehensive Income for the
                     Six Months Ended June 30, 2002 and  2001
                     Three Months Ended June 30, 2002 and 2001....................................      9

                Consolidated Statements of Changes in Stockholders' Equity for the
                     Six Months Ended June 30, 2002...............................................     10

                Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2002 and 2001......................................     11

                Notes to Consolidated Financial Statements........................................     12

    2        Managements's Discussion and Analysis of
                Financial Condition and Results of Operations.....................................     23

    3        Quantitative and Qualitative Disclosures about Market Risk...........................     34



                                        PART II - OTHER INFORMATION

1 thru 6     Exhibits, Reports on Form 8-K and Signature Page.....................................     35

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                     JUNE 30,      DECEMBER 31,
                                                      2002            2001
                                                   ----------      -----------
                                                   (UNAUDITED)
REAL ESTATE
    Investments in HRP ......................        $13,409        $12,261
    Receivables and other assets
       Related parties ......................            166            242
       Other ................................             57             55
                                                     -------        -------
                                                      13,632         12,558

TEXTILE PRODUCTS
    Inventories .............................         18,214         16,753
    Receivables
       Trade and other ......................         12,209         11,896
       Related party ........................          2,107          5,217
    Property, plant and equipment, net ......          9,167          9,426
    Investment in joint venture .............          1,400            676
    Prepaids, deposits and other assets .....            621          1,030
                                                     -------        -------
                                                      43,718         44,998
OTHER
    Deferred tax asset, net .................          4,591          5,677
    Cash and cash equivalents ...............          2,463          3,006
    Investment in HEC .......................          1,423             --
    Restricted cash .........................            974            966
    Hotel held for use - assets .............            490            448
    Prepaids, deposits and other assets .....            447            408
                                                     -------        -------
                                                      10,388         10,505
DISCONTINUED OPERATIONS
    Hotels held for sale
       Properties, net ......................             --          6,602
       Receivables and other assets .........             --          1,104
       Deferred tax asset ...................             --          1,800
                                                     -------        -------
                                                          --          9,506
                                                     -------        -------

       TOTAL ................................        $67,738        $77,567
                                                     =======        =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     2002             2001
                                                                                  ----------       ----------
                                                                                  (UNAUDITED)
REAL ESTATE
    Accounts payable and accrued expenses .................................        $    658         $  1,133

TEXTILE PRODUCTS
    Loans payable .........................................................          14,884           16,255
    Accounts payable and accrued expenses .................................           8,149            9,390
                                                                                   --------         --------
                                                                                     23,033           25,645

OTHER
    10% Collateralized Subordinated Debentures ............................           6,652            6,677
    Deferred revenue - noncompetition agreement ...........................           4,632            5,840
    Interest and other accrued expenses ...................................           3,938            4,167
    Term loan .............................................................           2,780               --
    Capital lease obligations .............................................           1,304            1,386
    Hotel held for use - liabilities ......................................             640              529
    Convertible loan from stockholder .....................................              --            1,500
                                                                                   --------         --------
       Total other liabilities ............................................          19,946           20,099

DISCONTINUED OPERATIONS
    Hotels held for sale
       Accounts payable and accrued expenses ..............................             537            2,198
       Loans payable ......................................................              --           11,609
                                                                                   --------         --------
                                                                                        537           13,807
                                                                                   --------         --------

       TOTAL LIABILITIES ..................................................          44,174           60,684

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding .......................           1,000            1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as Series B ....              --               --
    Common stock, issued 2,396,103 shares at both dates;
       outstanding 1,361,343 shares at both dates .........................             240              240
    Additional paid-in capital ............................................          54,452           54,452
    Accumulated deficit ...................................................         (17,019)         (23,729)
    Accumulated other comprehensive income ................................             221              250
    Treasury stock, 1,034,760 shares at both dates; at cost ...............         (15,330)         (15,330)
                                                                                   --------         --------

       TOTAL STOCKHOLDERS' EQUITY .........................................          22,564           15,883
                                                                                   --------         --------

       TOTAL ..............................................................        $ 67,738         $ 77,567
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -------------------------
                                                                             2002             2001
                                                                           --------         --------
REAL ESTATE
    Fees
       Related parties ............................................        $  2,378         $  3,741
       Other ......................................................              50              167
    Equity income from investments in HRP .........................             947            1,168
                                                                           --------         --------
                                                                              3,375            5,076

    Administrative expenses .......................................             513            1,038
    Amortization ..................................................             336              336
    Litigation expense ............................................              --            2,265
                                                                           --------         --------
                                                                                849            3,639
                                                                           --------         --------

       Income from real estate operations .........................           2,526            1,437

TEXTILE PRODUCTS
    Sales
       Trade ......................................................          34,771           35,418
       Related party ..............................................           8,981              293
    Equity income from joint venture ..............................             723              101
                                                                           --------         --------
                                                                             44,475           35,812

    Cost of sales .................................................          37,204           29,976
    Administrative and selling expenses ...........................           5,614            5,239
    Interest ......................................................             374              570
                                                                           --------         --------
                                                                             43,192           35,785
                                                                           --------         --------

       Income from textile products operations ....................           1,283               27

OTHER
    Amortization of deferred revenue - noncompetition agreement ...           1,208              201
    Hotel revenue .................................................             898              892
    Interest and other income .....................................             308               73
    Equity loss from investment in HEC ............................             (77)              --
                                                                           --------         --------
                                                                              2,337            1,166

    Administrative expenses .......................................             974              819
    Hotel expenses ................................................             930              902
    Interest expense ..............................................             430            1,309
                                                                           --------         --------
                                                                              2,334            3,030
                                                                           --------         --------

       Other income (loss), net ...................................               3           (1,864)
                                                                           --------         --------

       Income (loss) from continuing operations before income taxes           3,812             (400)
       Income taxes ...............................................          (1,354)            (655)
                                                                           --------         --------

       Income (loss) from continuing operations ...................           2,458           (1,055)

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ------------------------
                                                                                               2002            2001
                                                                                             --------        --------
    Income from discontinued operations, net of tax
      Income from discontinued operations - Hotels ..................................        $  3,734        $     10
      Income from discontinued operations - Energy ..................................              --          10,734
                                                                                             --------        --------
        Income from discontinued operations .........................................           3,734          10,744
                                                                                             --------        --------
    Income before extraordinary loss and cumulative effect
      of changes in accounting principles ...........................................           6,192           9,689
    Extraordinary loss from early extinguishment of debt ............................              --            (810)
                                                                                             --------        --------

    Income before cumulative effect of changes in accounting principles .............           6,192           8,879

    Income (loss) from cumulative effect of changes in accounting principles
      Income from cumulative effect of SFAS No. 142 adoption ........................             568              --
      Loss from cumulative effect of SFAS No. 133 adoption ..........................              --             (40)
                                                                                             --------        --------
        Income (loss) from cumulative effect of changes in accounting principles ....             568             (40)
                                                                                             --------        --------

NET INCOME ..........................................................................           6,760           8,839

    Preferred stock dividend ........................................................              50              50
                                                                                             --------        --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS .........................................        $  6,710        $  8,789
                                                                                             ========        ========

PER COMMON SHARE
    BASIC
      Income (loss) from continuing operations after preferred dividend .............        $   1.77        $  (0.78)
      Income from discontinued operations ...........................................            2.74            7.54
      Extraordinary loss from early extinguishment of debt ..........................              --           (0.56)
      Income (loss) from cumulative effect of changes in accounting principles ......            0.42           (0.03)
                                                                                             --------        --------

        Net income available to common stockholders .................................        $   4.93        $   6.17
                                                                                             ========        ========

    ASSUMING DILUTION
      Income (loss) from continuing operations after preferred dividend .............        $   1.66        $  (0.78)
      Income from discontinued operations ...........................................            2.54            7.54
      Extraordinary loss from early extinguishment of debt ..........................              --           (0.56)
      Income (loss) from cumulative effect of changes in accounting principles ......            0.38           (0.03)
                                                                                             --------        --------

        Net income available to common stockholders .................................        $   4.58        $   6.17
                                                                                             ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ...........................................................................           1,361           1,425
                                                                                             ========        ========

    Assuming Dilution ...............................................................           1,470           1,425
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
                                                                             2002             2001
                                                                           --------         --------
REAL ESTATE
    Fees
       Related parties ..............................................      $  1,266         $  1,836
       Other ........................................................            43               92
    Equity income from investments in HRP ...........................           414              483
                                                                           --------         --------
                                                                              1,723            2,411

    Administrative expenses .........................................           293              511
    Amortization ....................................................           168              168
    Litigation expense ..............................................            --            2,265
                                                                           --------         --------
                                                                                461            2,944
                                                                           --------         --------

       Income (loss) from real estate operations ....................         1,262             (533)

TEXTILE PRODUCTS
    Sales
       Trade ........................................................        18,415           17,653
       Related party ................................................         4,516              281
    Equity income from joint venture ................................           149              101
                                                                           --------         --------
                                                                             23,080           18,035

    Cost of sales ...................................................        19,151           14,840
    Administrative and selling expenses .............................         2,945            2,550
    Interest ........................................................           208              268
                                                                           --------         --------
                                                                             22,304           17,658

       Income from textile products operations ......................           776              377

OTHER
    Amortization of deferred revenue - noncompetition agreement .....           604              201
    Hotel revenue ...................................................           458              460
    Interest and other income .......................................             4               68
    Equity loss from investment in HEC ..............................           (36)              --
                                                                           --------         --------
                                                                              1,030              729

    Administrative expenses .........................................           592              584
    Hotel expenses ..................................................           493              449
    Interest expense ................................................           225              563
                                                                           --------         --------
                                                                              1,310            1,596
                                                                           --------         --------

       Other income (loss), net .....................................          (280)            (867)
                                                                           --------         --------

       Income (loss) from continuing operations before income taxes..         1,758           (1,023)
       Income taxes .................................................          (616)            (383)
                                                                           --------         --------

       Income (loss) from continuing operations .....................         1,142           (1,406)

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   ----------------------
                                                                                    2002            2001
                                                                                   -------        -------
    Income from discontinued operations, net of tax
      Income (loss) from discontinued operations - Hotels .................        $ 2,258        $   (11)
      Income from discontinued operations - Energy ........................             --          5,806
                                                                                   -------        -------
        Income from discontinued operations ...............................          2,258          5,795
                                                                                   -------        -------

    Income before extraordinary loss ......................................          3,400          4,389
    Extraordinary loss from early extinguishment of debt ..................             --           (801)
                                                                                   -------        -------

NET INCOME ................................................................          3,400          3,588

    Preferred stock dividend ..............................................             50             50
                                                                                   -------        -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ...............................        $ 3,350        $ 3,538
                                                                                   =======        =======

PER COMMON SHARE
    BASIC
      Income (loss) from continuing operations after preferred dividend ...        $  0.80        $ (1.02)
      Income from discontinued operations .................................           1.66           4.06
      Extraordinary loss from early extinguishment of debt ................             --          (0.56)
                                                                                   -------        -------

        Net income available to common stockholders .......................        $  2.46        $  2.48
                                                                                   =======        =======

    ASSUMING DILUTION
      Income (loss) from continuing operations after preferred dividend ...        $  0.80        $ (1.02)
      Income from discontinued operations .................................           1.66           4.06
      Extraordinary loss from early extinguishment of debt ................             --          (0.56)
                                                                                   -------        -------

        Net income available to common stockholders .......................        $  2.46        $  2.48
                                                                                   =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .................................................................          1,361          1,425
                                                                                   =======        =======

    Assuming Dilution .....................................................          1,361          1,425
                                                                                   =======        =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                     -----------------------        -----------------------
                                                                        2002            2001           2002            2001
                                                                     -------         -------        -------         -------

NET INCOME ..................................................        $ 3,400         $ 3,588        $ 6,760         $ 8,839

Other Comprehensive Income (Loss)
     Pro rata share of other comprehensive income from
       equity investments:
       Adoption of SFAS No. 133
           Cumulative effect ................................             --              --             --          (4,311)
           Change in fair value of derivatives ..............             --              --             --           1,302
           Realized upon disposition of energy investment ...             --           3,009             --           3,009
       Amortization of interest rate swap ...................            (15)             --            (29)             --
                                                                     -------         -------        -------         -------
           Other comprehensive income (loss) ................            (15)          3,009            (29)             --
                                                                     -------         -------        -------         -------

COMPREHENSIVE INCOME ........................................        $ 3,385         $ 6,597        $ 6,731         $ 8,839
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 ACCUMULATED
                                     COMMON STOCK      ADDITIONAL                   OTHER          TREASURY STOCK         TOTAL
                                 -------------------    PAID-IN    ACCUMULATED  COMPREHENSIVE   -------------------   STOCKHOLDERS'
                                  SHARES   PAR VALUE    CAPITAL      DEFICIT       INCOME         SHARES     COST        EQUITY
                                 --------   --------   ----------   ----------  -------------   --------   --------    -----------

BALANCE, JANUARY 1, 2002 ......     2,396   $    240    $ 54,452     $(23,729)      $    250      1,035     $(15,330)    $ 15,883
    Net income ................                                         6,760                                               6,760
    Preferred stock dividend ..                                           (50)                                                (50)
    Pro rata share of
     stockholders' equity
     transactions from equity
     investment:
       Amortization of interest
        rate swap .............                                                          (29)                                 (29)
                                 --------   --------    --------     --------       --------   --------     --------     --------

BALANCE, JUNE 30, 2002 ........     2,396   $    240    $ 54,452     $(17,019)      $    221      1,035     $(15,330)    $ 22,564
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   ---------------------
                                                                                      2002        2001
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ................................................................    $  6,760     $  8,839
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred revenue - noncompetition agreement ............      (1,208)        (201)
       Equity income from textile products joint venture ......................        (723)        (101)
       (Income) loss from cumulative effect of changes in accounting principles        (568)          40
       (Increase) decrease in deferred tax asset ..............................       1,086       (1,931)
       Equity income from investments in HRP ..................................        (947)      (1,168)
       Depreciation and amortization ..........................................       1,026        1,143
       Equity loss from investment in HEC .....................................          77           --
       Amortization of deferred gain from debenture exchange ..................         (25)         (23)
       Litigation expense .....................................................          --        2,265
       Extraordinary loss from early extinguishment of debt ...................          --          810
       Net change in textile products assets and liabilities ..................         503         (718)
       Net change in other assets and liabilities .............................        (470)         248
       Discontinued operations:
          Extraordinary gain from extinguishment of hotel debt ................      (5,789)          --
          Net change in other hotel assets and liabilities ....................         242           56
          (Increase) decrease in deferred tax asset ...........................       1,800        1,793
          Gain from disposition of Hallwood Energy ............................          --       (8,725)
          Equity income from investments in Hallwood Energy ...................          --       (1,837)
                                                                                   --------     --------
             Net cash provided by operating activities ........................       1,764          490

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in HEC common stock ............................................      (1,500)          --
    Investments in textile products property and equipment ....................        (369)        (413)
    Investment in hotel held for use ..........................................         (17)          --
    Discontinued operations:
       Proceeds from sale of Hallwood Energy ..................................          --       18,000
       Proceeds from noncompetition agreement .................................          --        7,250
                                                                                   --------     --------
          Net cash provided by (used in) investing activities .................      (1,886)      24,837

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ...........................       3,429        2,044
    Repayment of bank borrowings and loans payable ............................      (3,714)     (15,176)
    Payment of deferred loan costs ............................................         (86)          --
    Payment of preferred stock dividend .......................................         (50)         (50)
    Discontinued operations:
       Repayment of hotel bank borrowings and loans payable ...................          --         (225)
                                                                                   --------     --------
          Net cash (used in) financing activities .............................        (421)     (13,407)
                                                                                   --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................        (543)      11,920

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................       3,006          901
                                                                                   --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................    $  2,463     $ 12,821
                                                                                   ========     ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 -- INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTING POLICIES

     Interim Consolidated Financial Statements. The unaudited consolidated financial statements of The Hallwood Group Incorporated (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2001.

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

     The textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is a complete textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. In 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile related industry. The joint venture has been developing advanced lightweight, water resistant fabrics which have been well received by customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan.

     Discontinued Operations. In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five properties; accordingly, hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001, one hotel was sold in January 2002 and the lender completed a foreclosure on one hotel in June 2002. The Company determined in late 2001 that it would retain and continue to operate a leasehold interest in one hotel. Balance sheet presentation for the two hotels which have been disposed of in 2002 are reported as "Hotels held for sale" and the retained leasehold interest as "Hotel held for use."

     In March 2001, the Company announced the sale of its energy segment; accordingly, energy operations were reclassified as a discontinued operation. Prior to the disposition, the Company's energy revenues consisted of its pro rata share of earnings of Hallwood Energy Corporation ("Hallwood Energy"), a publicly traded oil and gas company, accounted for on the equity method of accounting.

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

     Statement of Financial Accounting Standards No. 144 - Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss, only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. The accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of disposed properties and assets held for sale be classified as discontinued operations. The Company early adopted the requirements of this statement and accordingly, hotel assets disposed of or to be disposed of have been reclassified as discontinued operations for each of the periods presented.

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

     Statement of Financial Accounting Standards No. 146 - Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146) was issued in June 2002, and will be adopted by the Company on January 1, 2003. This statement addresses financial accounting and reporting of costs associated with exit or disposal activities. The Company has not yet determined the effect adopting SFAS No. 146 will have on its financial statements.

     Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

NOTE 2 -- INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                            AS OF JUNE 30, 2002                AMOUNT AT              INCOME FROM INVESTMENTS
                                         ------------------------          WHICH CARRIED AT           FOR THE SIX MONTHS ENDED
                                                         COST OR        -----------------------             JUNE 30,
                                          NUMBER OF      ASCRIBED       JUNE 30,      DECEMBER 31,    -----------------------
DESCRIPTION OF INVESTMENT                   UNITS         VALUE           2002           2001           2002           2001
-------------------------                 ---------      --------       --------       --------       --------       --------
HALLWOOD REALTY PARTNERS, L.P. ....
- General partner interest ........             --       $  8,650       $  1,606       $  1,943       $     43       $     66
- Limited partner interest ........        330,432          8,799         11,803         10,318            904          1,102
                                                         --------       --------       --------       --------       --------

   Totals .........................                      $ 17,449       $ 13,409       $ 12,261       $    947       $  1,168
                                                         ========       ========       ========       ========       ========

     At June 30, 2002, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over nineteen years, which was $568,000 as of January 1, 2002. In accordance with SFAS No. 142, the unamortized amount of such "negative goodwill" has been recorded as income from cumulative effect of a change in accounting principle. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro-rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro-rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through June 30, 2002, resulted in a $1,699,000 decrease in the carrying value of the HRP investment. In 2001, the Company also recognized an extraordinary loss of $9,000 from the recognition of the Company's pro rata share of HRP's extraordinary loss from early extinguishment of debt and a $40,000 loss from the Company's pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

     The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the six months ended June 30, 2002 and 2001 such amortization was $336,000 in each period.

     As further discussed in Note 11, the Delaware Court of Chancery in July 2001 rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment was recorded as an expense, net of the Company's pro rata share of the income that will be reported by HRP. In October 2001, the Company paid $6,405,000, including post-judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

     The Company has pledged 300,397 HRP limited partner units to collateralize the Term Loan and Revolving Credit Facility and the remaining 30,035 units to secure all of the capital leases.

     The quoted market price per unit and the Company's carrying value per limited partner unit (AMEX symbol HRY) at June 30, 2002 were $68.75 and $35.72, respectively. The general partner interest is not publicly traded.

NOTE 3 -- INVESTMENT IN HEC

     In January 2002, the Company invested $1,500,000 in a newly-formed private energy company - Hallwood Energy Corporation ("HEC"). HEC is presently in the developmental stage, having drilled four test wells, the results of which are being analyzed to determine if any of the wells may ultimately become economially feasible to place into commercial production and, if so, to determine the extent of future development. The Company owns approximately 24% of HEC and accounts for the investment using the equity method of accounting. It reported an equity loss, representing its pro rata share of HEC's net loss, of $36,000 and $77,000 in the three month and six month periods ended June 30, 2002, respectively.

NOTE 4 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                               JUNE 30,       DECEMBER 31,
                                                                                2002            2001
                                                                               -------         -------
Textile Products
  Revolving credit facility, prime + 0.25% or
      Libor + 3.25%, due January 2004 ................................         $12,649         $14,449
  Acquisition credit facility, prime + 1.00% or
      Libor + 3.25%, due January 2004 ................................           1,000           1,000
  Equipment term loan, 9.37% fixed, due October 2005 .................             717             806
  Equipment term loan, Libor  + 3.25%, due March 2007 ................             518              --
                                                                               -------         -------
                                                                                14,884          16,255
Other
  Term loan, 7% fixed, due April 2005 ................................           2,780              --
  Revolving credit facility, prime + 0.50% or
      Libor + 3.25%, due April 2005 ..................................              --              --
  Capital lease obligations, 12.18% fixed , due December 2004 ........           1,304           1,386
  Convertible loan from stockholder, 10% fixed, repaid March 2002 ....              --           1,500
                                                                               -------         -------
                                                                                 4,084           2,886
                                                                               -------         -------

      Total ..........................................................         $18,968         $19,141
                                                                               =======         =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

     Further information regarding loans payable is provided below:

Textile Products

     Revolving Credit Facility. In December 1999, the Company's Brookwood subsidiary entered into a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement") to replace its former credit facility. Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base as defined. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, certain machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

     The Key Credit Agreement has been extended through January 2, 2004, bears interest at Brookwood's option of prime plus 0.25% (5.00% at June 30, 2002) or Libor plus 3.25%, contains covenants, including minimum net income levels by quarter, maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

     Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At June 30, 2002, Brookwood was in compliance with its loan covenants and had an additional $773,000 of borrowing base availability under its revolving line of credit facility.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. This facility bears interest at Brookwood's option of prime plus 1.00% (5.75% at June 30, 2002) or Libor plus 3.25%. Brookwood has borrowed $1,000,000 under this facility.

     Equipment Credit Facility. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. During 2000 Brookwood borrowed $1,000,000 under this facility, and in September 2000 converted that amount into a term loan, at a fixed rate of 9.37%, with a maturity of October 2005 and a monthly principal and interest payment of $20,938. During 2002 Brookwood borrowed an additional $542,000 under this facility and in February 2002 converted that amount into a term loan, at a variable rate of Libor plus 3.25% (5.10% at June 30, 2002), with a maturity date of March 2007 and a monthly principal and interest payment of $10,253. Brookwood has $458,000 availability under this facility.

     The outstanding balance of the combined Key Bank credit facilities at June 30, 2002 was $14,884,000.

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). Term loan proceeds were used in part to repay the aforementioned $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005, and is fully amortizing requiring a monthly payment of $92,631. The outstanding principal balance of the loan at June 30, 2002 was $2,780,000.

     The revolving credit facility bears interest at the Company's option of prime plus 0.50% or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units, and contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company has not drawn any funds on the Revolving Credit Facility, and therefore has $4,000,000 of unused borrowing capacity.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. Interest expense in the amount of $112,000, representing the full interest costs through expiration of the capital leases associated with the two disposed hotels, has been accrued at June 30, 2002, as a reduction of gain from extinguishment of debt. The outstanding principal and interest balance at June 30, 2002 was $1,304,000.

     Convertible Loan from Stockholder. In order to provide sufficient funds to meet the Company's cash flow requirements and maintain compliance with the loan covenants contained in the former Senior Secured Term Loan, the Company entered into three loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner. Two loans were repaid in December 2001 and the remaining loan was repaid in March 2002 in the amount of $1,648,000, which represented principal of $1,500,000 and accrued interest of $148,000.

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

     The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are detailed below (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                   DESCRIPTION                                   2002           2001
                   -----------                                 ------         ------

10% Debentures (face amount) .........................         $6,468         $6,468
Unamortized gain, net of accumulated amortization ....            184            209
                                                               ------         ------

      Totals .........................................         $6,652         $6,677
                                                               ======         ======

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

     The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to a lease concession from the owner. Accordingly, this hotel has been classified as hotel asset held for use, and prior year operating results have been reclassified to continuing operations in the other segment. The carrying value of the leasehold interest was $286,000 and $331,000, at June 30, 2002 and December 31, 2001, respectively.

     In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement which, among other terms, included a release that discharged the Company from any further loan obligation. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000 in the 2002 first quarter, which has been classified within discontinued operations.

     In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

gain from extinguishment of debt in the amount of $3,237,000, before a deferred tax charge of $925,000 in the 2002 second quarter, which had been classified within discontinued operations.

     A summary of the non-recourse loans payable associated with the hotels held for sale is detailed below (in thousands):

                                                             JUNE 30,      DECEMBER 31,
                   DESCRIPTION                                 2002           2001
                   -----------                               --------      ----------

Term loan, 7.86% fixed, extinguished May 2002 ........           --         $ 6,514
Term loan, 8.20% fixed, extinguished January 2002 ....           --           5,095
                                                                            -------

     Total ...........................................           --         $11,609
                                                                            =======

     The Company is a defendant in two lawsuits in connection with the disposition of hotel properties in 2001. Plaintiffs allege violations of franchise and lease agreements and seek damages of approximately $1,500,000. The owner of the Longboat Key Holiday Inn hotel has made a claim against the Company under a guaranty which is in discovery, and the franchiser of the Embassy Suites hotel has made a claim for liquidated damages under a franchise contract which is in mediation. Management believes that the claims are without merit and intends to vigorously defend the cases.

     A summary of discontinued hotels operations is detailed below (in thousands)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                                ------------------------          ------------------------
                                                                  2002             2001             2002             2001
                                                                -------          -------          -------          -------

Gain from extinguishment of debt ......................         $ 3,237          $    --          $ 5,789          $    --
Deferred federal income tax (expense) .................            (925)              --           (1,800)              --
Sales .................................................              67            2,320              282            5,943
                                                                -------          -------          -------          -------
                                                                  2,379            2,320            4,271            5,943
Expenses
  Operating expenses ..................................              66            1,829              323            5,039
  Interest expense ....................................              46              668              183            1,248
  Other disposition costs .............................               9               --               31               --
  Loss reserve (recovery) .............................              --             (166)              --             (354)
                                                                -------          -------          -------          -------
                                                                    121            2,331              537            5,933
                                                                -------          -------          -------          -------

  Income (loss) from discontinued hotel operations ....         $ 2,258          $   (11)         $ 3,734          $    10
                                                                =======          =======          =======          =======

NOTE 7 -- DISCONTINUED OPERATIONS - ENERGY

     In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement upon the completion of the merger in June 2001.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

gas activities in certain geographic areas without the prior consent of Pure. The Company has also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential.

     Accordingly, energy operations have been segregated from the Company's continuing operations and reported as discontinued operations. A summary of the income from discontinued energy operations is detailed below (in thousands):

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                             ----------------------          ---------------------
                                                               2002          2001            2002           2001
                                                             -------       --------          ----         --------

Gain from disposition of investment in HEC ..........           --         $  8,725            --         $  8,725
Deferred income tax benefit (expense) ...............           --           (2,914)           --              672
Current income tax (expense) ........................           --             (500)           --             (500)
Equity income from investment in Hallwood Energy ....           --              495            --            1,837
                                                                           --------                       --------
  Income from discontinued energy operations ........           --         $  5,806            --         $ 10,734
                                                                           ========                       ========

     The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization, which is reported in the "other" section of the statement of income, was $1,208,000 and $604,000 in the six months and three months ended June 30, 2002, compared to $201,000 in the 2001 second quarter.

NOTE 8 -- INCOME TAXES

     The following is a schedule of the income tax expense (benefit) (in thousands):

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                       -----------------------          -----------------------
                                         2002            2001             2002            2001
                                       -------         -------          -------         -------
Continuing Operations
   Federal
      Deferred ...............         $   520         $   334          $ 1,086         $   534
      Current ................              11             (33)              23             (12)
                                       -------         -------          -------         -------
          Sub-total ..........             531             301            1,109             522

   State .....................              85              82              245             133
                                       -------         -------          -------         -------

          Total ..............         $   616         $   383          $ 1,354         $   655
                                       =======         =======          =======         =======

Discontinued Operations
   Federal
      Deferred ...............         $   925         $ 2,914          $ 1,800         $  (672)
      Current ................              --             400               --             400
                                       -------         -------          -------         -------
          Sub-total ..........             925           3,314            1,800            (272)
   State .....................              --             100               --             100
                                       -------         -------          -------         -------

          Total ..............         $   925         $ 3,414          $ 1,800         $  (172)
                                       =======         =======          =======         =======

     The amount of the deferred tax asset (net of valuation allowance) was $4,591,000 at June 30, 2002 (all of which is attributable to continuing operations). The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

NOTE 9 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               --------------------------
                                                                 2002              2001
                                                               --------          --------
Supplemental schedule of non-cash investing and
   financing activities:
   Hotel assets and liabilities relinquished in
      connection with debt extinguishment
          Loan payable ...............................         $ 11,609                --
          Other liabilities, net .....................              837                --
          Hotel properties ...........................           (6,552)               --
          Deferred tax asset .........................           (1,800)               --
                                                               --------
                                                               $  4,094                --
                                                               ========
   Pro rata share of stockholders' equity transactions
      of equity investment:
      Adoption of SFAS No. 133
          Cumulative effect ..........................         $     --          $ (4,311)
          Realized upon disposition of energy
            investment ...............................               --             3,009
          Change in fair value of derivatives ........               --             1,302
      Amortization of interest rate swap .............              (29)               --
                                                               --------          --------

          Other comprehensive loss ...................         $    (29)         $     --
                                                               ========          ========

Supplemental disclosures of cash payments:

   Interest paid .....................................         $    988          $  1,877
   Income taxes paid (refunded) ......................             (184)              537

NOTE 10 -- COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands):

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
                                                              ------------------------          ------------------------
                                                                2002             2001             2002             2001
                                                              -------          -------          -------          -------
INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
Income (loss) from continuing operations ............         $ 1,142          $(1,406)         $ 2,458          $(1,055)
Less dividend on preferred stock ....................             (50)             (50)             (50)             (50)
Impact of assumed loan conversion ...................              --               --               28               --
                                                              -------          -------          -------          -------
Income (loss) from continuing operations available to
  common stockholders - basic .......................         $ 1,092          $(1,456)         $ 2,436          $(1,105)
                                                              =======          =======          =======          =======

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ...............................................           1,361            1,425            1,361            1,425
Incremental shares from assumed loan conversions ....              --               --              109               --
                                                              -------          -------          -------          -------
Assuming dilution ...................................           1,361            1,425            1,470            1,425
                                                              =======          =======          =======          =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

     The options issued under the Company's stock option plan are antidilutive for all periods presented.

NOTE 11 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2001.

     Beginning in 1997, the Company and its HRP affiliate have been defendants in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A.
No. 15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The suit was dismissed in April 2001. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to the Company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. Oral arguments were heard on February 12, 2002 and a rehearing en banc was held on March 26, 2002. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. In February 2001, the court rendered a decision in favor of the defendants and the court ordered the complaint dismissed. HRP filed a Notice of Appeal in March 2001 with respect to the February 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of the defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing en banc with respect to the April 11, 2002 decision. On June 3, 2002 the Second Circuit denied the petition.

     In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder. The trial was held

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

in June 2001 in the Delaware Court of Chancery. The parties submitted post-trial briefings in September 2001. In February 2002, the court rendered its decision in favor of the Company. On March 22, 2002, the court entered an order that provides for the return of approximately $974,000, including accrued interest, to the Company from the escrow account. The noteholder filed an appeal on April 19, 2002. The parties have filed their appeal and reply briefs and oral arguments before the Delaware Supreme Court have been scheduled for September 2002.

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

     In December 1999 the Company distributed certain assets, and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). Interest on the contingent obligation was imputed at 12.75% through December 31, 2001. In December 2001, the Company accrued an additional $500,000 under this agreement, all of which is expected to be paid in 2002. The contingent obligation of $3,250,000 at June 30, 2002, is the amount of all remaining payments under the Separation Agreement and is included in other accrued expenses.

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

NOTE 12 -- SEGMENT AND RELATED INFORMATION

     The following represents the Company's reportable segment operations for the six months ended June 30, 2002 and 2001, respectively (in thousands):

                                             REAL      TEXTILE              DISCONTINUED     CONSOL
                                            ESTATE    PRODUCTS      OTHER    OPERATIONS      -IDATED
                                            -------   ---------    --------  ------------    ---------
SIX MONTHS ENDED JUNE 30, 2002
Total revenue from external sources.......  $ 3,375   $ 44,475     $  2,337                  $  50,187
                                            =======   ========     ========                  =========

Operating income..........................  $ 2,526   $  1,283                               $   3,809
                                            =======   ========
Unallocable income, net...................                         $      3                          3
                                                                   ========                  ---------
Income from continuing operations
   before income taxes....................                                                   $   3,812
                                                                                             =========
Income from discontinued operations.......                                     $  3,734      $   3,734
                                                                               ========      =========

SIX MONTHS ENDED JUNE 30, 2001
Total revenue from external sources.......  $ 5,076   $ 35,812     $  1,166                  $  42,054
                                            =======   ========     ========                  =========

Operating income (loss)...................  $ 1,437   $     27                               $   1,464
                                            =======   ========
Unallocable expenses, net.................                         $ (1,864)                    (1,864)
                                                                   ========                  ---------
Income (loss) from continuing operations
   before income taxes....................                                                   $    (400)
                                                                                             =========
Income from discontinued operations.......                                     $ 10,744      $  10,744
                                                                               ========      =========

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2001 annual report. Total assets of the Company's operating segments have not materially changed since the December 31, 2001 annual report.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

     Had the provisions of SFAS No. 142 been applied retroactively, the Company's net income and net income per share for the three months and six month periods ended June 30, 2002 and 2001, respectively, would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                          ------------------------------          ------------------------------
                                                             2002                 2001               2002                 2001
                                                          ----------          ----------          ----------          ----------

Net income, as reported ..............................    $    3,400          $    3,588          $    6,760          $    8,839
Add back amortization:
  Real estate - negative goodwill ....................            --                 (56)                 --                (113)
  Textile products - positive goodwill ...............            --                  72                  --                 107
Deduct cumulative effect of change in accounting
  principle:
  Real estate - negative goodwill ....................            --                  --                (568)                 --
                                                          ----------          ----------          ----------          ----------
                                                                  --                  16                (568)                 (6)
                                                          ----------          ----------          ----------          ----------

Net income - pro forma ...............................    $    3,400          $    3,604          $    6,192          $    8,833
                                                          ==========          ==========          ==========          ==========

Net income per common share - assuming dilution,
  as reported ........................................    $     2.46          $     2.48          $     4.58          $     6.17
Adjustments ..........................................            --                0.01               (0.38)                 --
                                                          ----------          ----------          ----------          ----------

Net income per common share - assuming dilution,
  pro forma ..........................................    $     2.46          $     2.49          $     4.20          $     6.17
                                                          ==========          ==========          ==========          ==========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The Company reported net income of $3,400,000 for the second quarter ended June 30, 2002, compared to net income of $3,588,000 in 2001. Net income for the six month periods was $6,760,000 and $8,839,000, respectively.

     Income from continuing operations was $1,142,000 in the quarter, compared to a loss of $1,406,000 in 2001. Revenue from continuing operations for the 2002 second quarter was $25,833,000, compared to $21,175,000 in 2001. Income and revenue from continuing operations for the six months in 2002 was $2,458,000 and $50,187,000, compared to a loss of $1,055,000 and $42,054,000 in 2001.

     The Company had been engaged in four business segments - real estate, textile products, energy and hotels. During 2001 the Company sold its energy investment recording an $8.7 million gain and generating net cash proceeds of $11.1 million and commenced divestiture of its hotel operations. As of June 30, 2002, the Company had disposed of all of its hotel properties, apart from one leased property held for use which it continues to operate. The disposition of the energy and hotel business segments significantly improved the Company's liquidity position by the cash generated from sale of the energy investment and reduction of cash required to fund hotel operations. Future results are largely dependent on the remaining real estate and textile products business segments. Apart from executive level support, both segments operate autonomously utilizing separate management teams and operating systems.

     Fee income from real estate operations has remained consistent in recent years, with an occasional spike in lease fees due to the execution of a large lease or development fee due to completion of a major project. Correspondingly, during the same period expenses have been fairly steady, except for the litigation expense in 2001. Cash flow from operations, excluding the litigation expense, was $4.5 million, $4.7 million and $6.8 million, respectively, for the three years ended December 31, 2001. Future cash flows are largely dependent on the leasing, development and management activities of the Company's subsidiaries on behalf of HRP.

     The Company continues to face litigation risk related to its real estate operations, as the plaintiff in the aforementioned matter has appealed the court's award of monetary damages and seeks recision of certain transactions involving HRP's limited partner units as a remedy. An adverse ruling could impact the Company's general partner and limited partner ownership interests and disrupt the Company's cash flow stream.

     Textile products sales continues to experience severe competitive pressures from low-cost imports. This industry has been in decline in the United States; however, Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced lightweight, water resistant fabrics which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan. The ongoing enterprise value of Brookwood is contingent on its ability to adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained.

     The textile products business is not interdependent with any of the Company's other business operations. The parent company does not guarantee the Brookwood bank debt and is not obligated to contribute additional capital. If the textile products business were to deteriorate, creditors could look only to Brookwood's assets for the satisfaction of its obligations.

       The Company reentered the energy business in January 2002 through a $1.5 million investment in a newly-formed private energy company, of which the Company holds an approximate 24% equity interest. At the present time this company is in the development stage, having drilled four test wells, the results of which are being analyzed to determine if any of the wells may ultimately become economically feasible to place into commercial production and, if so, to determine the extent of future development.

     Following is an analysis of the results of continuing operations for the real estate and textile products business segments, and the discontinued operations for the hotel and energy business segments.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REAL ESTATE

     The real estate segment reported income of $1,262,000 for the second quarter and $2,526,000 for the six month period of 2002, compared to a loss of $533,000 and income of $1,437,000 in 2001, respectively.

     Revenues. Fee income of $1,309,000 for the 2002 quarter decreased by $619,000, or 32%, from $1,928,000 in 2001. Fee income of $2,428,000 for the six months decreased by $1,480,000, or 38%, from $3,908,000 for the similar period in 2001. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The decreases were due primarily to lower leasing and construction supervision fees, which are cyclical in nature, in the 2002 periods.

     Equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income. For the 2002 second quarter, the Company reported equity income of $414,000 compared to $483,000 in the prior-year period. For the 2002 six months, the equity income was $947,000, compared to $1,168,000. The decreases resulted principally from gains from property sales by HRP in 2001, partially offset by decreased litigation costs. The 2001 equity income amounts were exclusive of the Company's $9,000 pro rata share of HRP's extraordinary loss from early extinguishment of debt and its $40,000 pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption, both of which were reported separately.

     Expenses. Administrative expenses of $293,000 in the 2002 second quarter decreased by $218,000, or 43%, compared to $511,000 in 2001. For the six months, the decrease was $525,000 to $513,000, from $1,038,000 in 2001. The decreases were primarily attributable to the payments of commissions associated with leasing income during the 2001 periods.

     Amortization expense of $168,000 for the second quarter, and $336,000 for the six months in both the 2002 and 2001 periods relates to Hallwood Realty's general partner investment in HRP allocated to management rights, which is being amortized over a ten year period ending in October 2003. At June 30, 2002 there was $896,000 of unamortized investment remaining.

     Litigation expense in 2001 relates to the interest portion of the judgment accrued in June 2001 and paid in October 2001 by the Company to HRP as described in Note 11 to the consolidated financial statements.

TEXTILE PRODUCTS

     The textile products segment reported income of $776,000 and $1,283,00 for the second quarter and six month periods of 2002, compared to income of $377,000 and $27,000 in 2001, respectively.

     Revenue. Sales of $22,931,000 increased by $4,997,000, or 28%, in the 2002 second quarter, compared to $17,934,000 in the 2001 quarter. The comparative six month sales increased by $8,041,000, or 23%, to $43,752,000 from $35,711,000 in the 2001 period. The sales increases were principally due to renewed activity in the military business.

     During 2001 Brookwood formed a joint venture with an unrelated party that is also in a textile-related industry. The joint venture is 50% owned by each partner who also shares equally the operating and management decision-making. Brookwood's investment is accounted for utilizing the equity method of accounting as it does not exercise control over the joint venture. Brookwood's equity income from the joint venture was $149,000 in the 2002 second quarter and $723,000 for the six month period, compared to $101,000 in each of the 2001 periods, respectively.

     Expenses. Cost of sales of $19,151,000 increased by $4,311,000, or 29%, in the 2002 second quarter, compared to $14,840,000 in the 2001 second quarter. The comparative six month cost of sales of $37,204,000 increased by $7,228,000, or 24%, compared to $29,976,000. The increases in cost of sales were primarily the result of the increase

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in sales. The lower gross profit margin for the 2002 second quarter (16.5% vs. 17.3%) and the six month periods (15.0% vs. 16.1%) resulted from the sales increase in military business which has lower gross profit margins.

     Administrative and selling expenses of $2,945,000 increased by $395,000, or 15%, in the 2002 second quarter from $2,550,000 for the comparable 2001 quarter. The six month amount of $5,614,000 increased by $375,000, or 7%, from $5,239,000 in the comparable 2001 period. The increases resulted primarily from increases in indirect and administrative payroll costs.

     Interest expense of $208,000 decreased by $60,000, or 22%, in the 2002 second quarter from $268,000 in 2001. For the six months, interest expense of $374,000 decreased by $196,000, or 34%, from $570,000 for the comparable 2001 period. The decreases were primarily the result of lower interest rates.

OTHER

     The other segment reported a loss of $280,000 for the second quarter of 2002, compared to a loss of $867,000 in 2001. For the six months, the other segment reported a gain of $3,000, compared to a loss of $1,864,000 in 2001. The 2002 three month and six month periods included amortization of deferred revenue from a noncompetition agreement, and 2001 included interest on the former senior secured term loan that was repaid in May 2001.

     Revenue. Amortization of deferred revenue was $604,000 and $1,208,000 in the 2002 second quarter and six month periods, respectively, compared to $201,000 in the 2001 second quarter only, which is attributable to the noncompetition fee received in connection with the sale of the Company's investment in Hallwood Energy. The $7,250,000 noncompete agreement is being amortized over the three year period ending June 2004.

     Hotel revenue, which relates entirely to the leased GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate, was $458,000 in the 2002 second quarter and $898,000 for the six months, compared to $460,000 and $892,000 in the respective 2001 periods.

     Interest and other income decreased by $64,000 to $4,000 for the 2002 second quarter from $68,000 in 2001. The 2001 second quarter included a gain of $50,000 on the sale of a miscellaneous investment. The six month amount of $308,000 increased by $235,000 from $73,000 for the comparable 2001 period. The increase was attributable to a gain of $296,000 on the exercise of an option and sale of a marketable security in the 2002 first quarter.

     Equity loss of $36,000 for the quarter and $77,000 for the six months relates to the Company's pro rata share of loss from HEC's operations which commenced in 2002.

     Expenses. Administrative expenses of $592,000 for the 2002 second quarter increased by $8,000, from the prior-year amount of $584,000. For the six months, administrative expenses increased by $155,000 to $974,000 from $819,000 in 2001. The increases are primarily attributable to consulting and other professional fees.

     Hotel expenses, which include operating expenses, depreciation and interest costs associated with the GuestHouse Suites Plus hotel in Huntsville, Alabama, increased by $44,000, or 10%, to $493,000 in the 2002 second quarter, compared to $449,000 in 2001. For the six months, hotel expenses increased by $28,000 to $930,000 from $902,000 in 2001. The increases are principally due to an increase in the property's repairs and maintenance expense.

     Interest expense in the amount of $225,000 for the 2002 second quarter decreased by $338,000 from the prior year amount of $563,000. For the six months, interest expense decreased by $879,000 to $430,000 from $1,309,000 in 2001. The decreases were primarily due to the May 2001 early extinguishment of the former Senior Secured Term Loan, the repayment of the stockholder loans and imputed interest costs in the 2001 periods associated with the Separation Agreement, partially offset by interest costs on the new Term Loan and Revolving Credit Facility, obtained in March 2002.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

      Income taxes relating to continuing operations were $616,000 for the 2002 second quarter, compared to $383,000 in 2001. The 2002 quarter included a $520,000 non cash federal deferred charge, an $11,000 federal current charge and $85,000 for state taxes. The 2001 quarter included a $334,000 non cash federal deferred charge, a $33,000 federal current (benefit) and $82,000 for state taxes. Income taxes were $1,354,000 for the 2002 six month period, compared to $655,000 in 2001. The six months in 2002 included a deferred tax change of $1,086,000 , a current tax charge of $23,000 and state tax expense of $245,000. The 2001 six month amount included a deferred tax charge of $534,000, a federal current (benefit) of $12,000 and state tax expense of $133,000. State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of June 30, 2002, the Company had approximately $90,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $13,500,000 of the NOLs prior to their ultimate expiration in the year 2020.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS - HOTELS HELD FOR SALE

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and has been classified as an asset held for use, have been segregated from the Company's continuing operations and have been reported as a single line item -- Income Loss from Discontinued Operations, which for three months and the six months ended June 30, 2002 and 2001 are presented below (in thousands):

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                                ------------------------          -----------------------
                                                                  2002             2001             2002             2001
                                                                -------          -------          -------          -------

Gain from extinguishment of debt ......................         $ 3,237          $    --          $ 5,789          $    --
Deferred federal income tax (expense) .................            (925)              --           (1,800)              --
Sales .................................................              67            2,320              282            5,943
                                                                -------          -------          -------          -------
                                                                  2,379            2,320            4,271            5,943
Expenses
  Operating expenses ..................................              66            1,829              323            5,039
  Interest expense ....................................              46              668              183            1,248
  Other disposition costs .............................               9               --               31               --
  Loss reserve (recovery) .............................              --             (166)              --             (354)
                                                                -------          -------          -------          -------
                                                                    121            2,331              537            5,933
                                                                -------          -------          -------          -------

  Income (loss) from discontinued hotels operations ...         $ 2,258          $   (11)         $ 3,734          $    10
                                                                =======          =======          =======          =======

     Revenue. In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement which, among other terms, included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000, in the 2002 first quarter. In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a gain from extinguishment of debt in the 2002 second quarter in the amount of $3,237,000, before a deferred tax charge of $925,000. Sales of $67,000 in the 2002 second quarter decreased by $2,253,000, from the year-ago amount of $2,320,000. For the six months, the decrease was $5,661,000 to $282,000, compared to $5,943,000 in 2001. The decreases were primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida and the dispositions of the Oklahoma City, Oklahoma Embassy Suites hotel in June 2001 and Tulsa, Oklahoma GuestHouse Suites hotel in January 2002.

     Expenses. Operating expenses of $66,000 for the 2002 second quarter decreased by $1,763,000 from $1,829,000 in 2001. For the six months, operating expenses decreased by $4,716,000 to $323,000 from $5,039,000 in 2001. The decrease is primarily due to the aforementioned dispositions. Interest expense of $46,000 in the 2002 first quarter decreased by $622,000 from $668,000 in 2001 and decreased by $1,065,000 to $183,000 from $1,248,000 for the six months, principally due to principal amortization and debt extinguishment on the various hotel term loans and the interest expense associated with capital leases at the three GuestHouse properties. The disposition costs of $9,000 for the 2002 second quarter and $31,000 for the six months are primarily legal costs associated with the disposition of the hotels. Depreciation and amortization expense was not recorded for the periods due to the classification of the hotel operations as a discontinued operation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS - ENERGY

     In March 2001, the Company announced the sale of its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, energy operations segregated from the Company's continuing operations have been reported as a single line item - Income from Discontinued Operations. Operations for the three months and six months ended June 30, 2001 are presented below (in thousands):

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                   ----------------------         ----------------------
                                                                    2002           2001            2002           2001
                                                                   ------        --------         ------        --------

Gain from disposition of investment in Hallwood Energy ....           --         $  8,725            --         $ 8,725
Deferred income tax (expense) benefit .....................           --           (2,914)           --              672
Current income tax (expense) ..............................           --             (500)           --             (500)
Equity income from investment in Hallwood Energy ..........           --              495            --            1,837
                                                                                 --------                       --------

  Income from discontinued energy operations ..............           --         $  5,806            --         $ 10,734
                                                                                 ========                       ========

     The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and recorded a gain of $8,725,000 from the sale. The Company received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001, which the Company began amortizing in June 2001 in the other business segment.

     The equity income in the 2001 second quarter and six month periods from investment in Hallwood Energy of $495,000 and $1,837,000, respectively, represented the Company's pro rata share of income available to common stockholders, and amortization of negative goodwill.

     The Company recorded a deferred income tax benefit of $3,586,000 in the 2001 first quarter, principally due to the anticipated utilization of the Company's NOL's from the anticipated sale of its investment in Hallwood Energy in the 2001 second quarter. In the 2001 second quarter the Company recorded a deferred tax expense of $2,914,000, current federal tax expense of $400,000 and state taxes of $100,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RELATED PARTY TRANSACTIONS

     HRP. The Company's real estate subsidiaries earn asset management, property management leasing and construction supervision fees for their management of HRP's real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP's properties, (ii) acquisition fees equal to 1% of the purchase price of acquired properties and;
(iii) disposition fees equal to 10% of the amount by which the sales price of certain properties exceed the purchase price of such property. Hallwood Realty is also reimbursed for general and administrative costs, at cost, for administrative level salaries and compensation bonuses, employee and director insurance and allocated overhead costs. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP expires on June 30, 2004 and provide for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     A summary of the fees earned from HRP is detailed below (in thousands):

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                          ------------------------         -----------------------
                                           2002             2001            2002            2001
                                          -------          -------         -------         -------

Property management fees ..........       $   520         $   515          $   994         $ 1,037
Leasing fees ......................           464             758              690           1,714
Asset management fees .............           154             153              309             308
Construction supervision fees .....           128             431              385             562
Acquisition fees ..................            --             (21)              --             120
                                          -------          -------         -------         -------
  Total ...........................       $ 1,266          $ 1,836         $ 2,378         $ 3,741
                                          =======          =======         =======         =======

     HSC Financial Corporation. The Company has entered into a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation associated with Mr. Anthony J. Gumbiner, the Company's chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, at a rate of $795,000 per year ($495,000 prior to May 2001). HSC is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company's board of directors. Additionally, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. A summary of the fees and expenses paid to HSC are detailed below (in thousands):

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                 -----------------         -----------------
                                                 2002         2001         2002         2001
                                                 ----         ----         ----         ----

Consulting fees ........................         $199         $161         $398         $285
Office and administrative expenses .....           22           22           41           41
                                                 ----         ----         ----         ----
  Total ................................         $221         $183         $439         $326
                                                 ====         ====         ====         ====

         Hallwood Investments Limited. During 2000 and 2001, the Company entered into loan agreements totaling $4,000,000 with Hallwood Investments Limited, an entity with which Mr. Gumbiner is associated. Several factors contributed to the Company's cash flow needs at the time, including difficulties experienced by the Company's hotel operations and restriction on the availability of distributions and payments from Brookwood. The loans bore an interest rate of 10% and were repaid in December 2001 and March 2002.

         Hallwood Energy Corporation. In January 2002, the Company invested $1,500,000 in a newly-formed private energy company - Hallwood Energy Corporation ("HEC"). The Company owns approximately 24% of HEC

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and accounts for the investment using the equity method of accounting. Certain of the Company's current officers and directors and certain officers and directors of its former energy affiliate are investors in the new entity.

         Brookwood. In 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile related industry. Brookwood is a 50% joint venture partner. The joint venture has been developing advanced lightweight, water resistant water resistant fabrics. Brookwood reported sales to the joint venture of $4,516,000 and $8,981,000 for the three month and six month periods ended June 30, 2002, respectively, compared to $281,000 and $293,000 in the comparable 2001 periods.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company and its Brookwood subsidiary have entered into various obligations and commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2002 (in thousands):

                                                                  PAYMENTS DUE BY JUNE 30,
                                            -----------------------------------------------------------------------
                                              2003           2005            2007         THEREAFTER         TOTAL
                                            -------         -------         -------       ----------        -------

OBLIGATIONS
  Long term debt
    Term Loan and Revolving
      Credit Facility .............         $   947         $ 1,833         $    --         $    --         $ 2,780
    10% Debentures ................              --              --           6,468              --           6,468
    Loans payable (Brookwood) .....             291          14,306             287              --          14,884
  Capital lease obligations .......             512             792              --              --           1,304
  Operating leases ................           1,065           1,893           1,124           1,883           5,965
                                            -------         -------         -------         -------         -------

      Total .......................         $ 2,815         $18,824         $ 7,879         $ 1,883         $31,401
                                            =======         =======         =======         =======         =======


                                                AMOUNT OF COMMITMENT EXPIRATION BY JUNE 30,
                                      ---------------------------------------------------------
                                      2003          2005         2007     THEREAFTER      TOTAL
                                      ----          ----         ----     ----------      ----
COMMITMENTS (Brookwood)
  Letters of Credit ........          $265          $ --          --          --          $265
  Employment contracts .....           167           267          --          --           434
                                      ----          ----          --          --          ----

    Total ..................          $432          $267          --          --          $699
                                      ====          ====          ==          ==          ====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's new Term Loan and Revolving Credit Facility acquired in March 2002, and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Term Loan and Revolving Credit Facility requires a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a minimum net income and debt service coverage ratio and a debt to equity ratio.

         The principal ratios at June 30, 2002 are provided below:

            DESCRIPTION                                REQUIRED AMOUNT                          ACTUAL
            -----------                                ---------------                          ------

TERM LOAN AND REVOLVING CREDIT FACILITY
  Net cash flow, as defined                       must exceed $3,400,000                     $3,817,000
  Debt service coverage                           must exceed 1.2 to 1.0                           1.47
  Senior leverage                                 must be less than 2.5 to 1.0                     1.46
  Collateral value coverage                       must exceed 200% of loan balance                  743%

BROOKWOOD CREDIT AGREEMENT
  Minimum net income, as defined                  must exceed $750,000 ytd 6/30/02             $773,000
  Debt service coverage                           must exceed 1.25 to 1.00                         1.71
  Debt to equity                                  must be less than 50%                              48%

         The Indenture for the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue. The principal covenants prohibit any subsidiary of the Company from commencing receivership, bankruptcy or insolvency proceedings.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at June 30, 2002 totaled $2,463,000.

         In March 2002, the Company and its HWG, LLC subsidiary entered into the $7,000,000 Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. At June 30, 2002, the Company was in compliance with its loan covenants. The Company has not drawn any funds on the revolving credit facility, and therefore has $4,000,000 of unused borrowing capacity.

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

         Brookwood maintains a revolving line of credit facility which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At June 30, 2002, Brookwood had an additional $773,000 of borrowing base availability under its revolving line of credit facility. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement. At June 30, 2002, Brookwood was in compliance with all of its loan covenants.

         In February 2000, the Company, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. In the fourth quarter of 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, and recorded as a charge to operations the amount for the remaining years under the agreement.

         The Company's hotel segment experienced cash flow difficulties during 2000, due to weaker occupancy and average daily rates at several hotels. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. At June 30, 2002, the Company continues to operate one hotel, which has been classified as hotel held for use. The Company did not receive any proceeds from completion of foreclosure or sale of hotel properties and all non-recourse debt has been extinguished. Payments on the three capital leases continue to be made by the Company or its one operating hotel subsidiary.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risks during the six months ended June 30, 2002.

         The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of June 30, 2002, the Company's total outstanding loans and debentures payable of $25,436,000 (excluding debt associated with the discontinued hotel operations) were comprised of $11,787,000 of fixed rate debt and $13,649,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $254,000, assuming that outstanding debt remained at current levels.

         The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of June 30, 2002, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

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

     2   Changes in Securities                                                                              None

     3   Defaults upon Senior Securities                                                                    None

     4   Submission of Matters to a Vote of Security Holders
                                                                                                            None

         At the Company's Annual Meeting of Stockholders held on May 16, 2002, stockholders voted on one proposal:

         (a) To elect one director to hold office for three years and until a successor is elected and qualified:

               Nominee Director                  Votes For         Withheld        Term of Office
               ----------------                  ---------         --------        --------------
               Charles A. Crocco, Jr.            1,246,004           26,488          three years

     5   Other Information
                                                                                                            None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits
                                                                                                            None

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



                                      THE HALLWOOD GROUP INCORPORATED



Dated: August 14, 2002                By:          /s/ Melvin J. Melle
                                          -------------------------------------
                                             Melvin J. Melle, Vice President
                                              (Duly Authorized Officer and
                                                 Principal Financial and
                                                   Accounting Officer)