Form 10-Q
period 2002-09-30
HALLWOOD GROUP INC
filed 2002-11-15
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q



MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    -------------


FOR THE PERIOD ENDED SEPTEMBER 30, 2002          COMMISSION FILE NUMBER:  1-8303

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE
                 TITLE OF CLASS                                       ON WHICH REGISTERED
------------------------------------------------------------        -----------------------
          Common Stock ($.10 par value)                             American Stock Exchange
10% Collateralized Subordinated Debentures Due July 31, 2005        New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS

                       Series B Redeemable Preferred Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         1,361,343 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 2002.


================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                               TABLE OF CONTENTS


      ITEM NO.                            PART I - FINANCIAL INFORMATION                                  PAGE
      --------                            ------------------------------                                  ----
         1        Financial Statements (Unaudited):

                     Consolidated Balance Sheets as of September 30, 2002
                          and December 31, 2001........................................................      3

                     Consolidated Statements of Operations for the
                          Nine Months Ended September 30, 2002 and 2001................................      5

                     Consolidated Statements of Operations for the
                          Three Months Ended September 30, 2002 and 2001...............................      7

                     Consolidated Statements of Comprehensive Income for the
                          Nine Months Ended September 30, 2002 and  2001 and
                          Three Months Ended September 30, 2002 and 2001...............................      9

                     Consolidated Statements of Changes in Stockholders' Equity for the
                          Nine Months Ended September 30, 2002.........................................     10

                     Consolidated Statements of Cash Flows for the
                          Nine Months Ended September 30, 2002 and 2001................................     11

                     Notes to Consolidated Financial Statements........................................     12

         2        Managements's Discussion and Analysis of
                     Financial Condition and Results of Operations.....................................     25

         3        Quantitative and Qualitative Disclosures about Market Risk...........................     35

         4        Controls and Procedures..............................................................     35



                                             PART II - OTHER INFORMATION

     1 thru 6     Exhibits, Reports on Form 8-K, Signature Page and
                     Officers' Certifications..........................................................     36

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                             2002            2001
                                                          -------------   -------------
                                                          (UNAUDITED)
REAL ESTATE
    Investments in HRP ................................   $      13,604   $      12,261
    Receivables and other assets
       Related parties ................................             426             242
       Other ..........................................              53              55
                                                          -------------   -------------
                                                                 14,083          12,558

TEXTILE PRODUCTS
    Inventories .......................................          17,657          16,753
    Receivables
       Trade and other ................................          10,294          11,896
       Related party ..................................             685           5,217
    Property, plant and equipment, net ................           9,201           9,426
    Investment in joint venture .......................           1,833             676
    Prepaids, deposits and other assets ...............             560           1,030
                                                          -------------   -------------
                                                                 40,230          44,998
OTHER
    Deferred tax asset, net ...........................           4,201           5,677
    Investment in HEC .................................           2,879              --
    Cash and cash equivalents .........................           1,165           3,006
    Restricted cash ...................................             978             966
    Hotel held for use - assets .......................             562             448
    Prepaids, deposits and other assets ...............             476             408
                                                          -------------   -------------
                                                                 10,261          10,505
DISCONTINUED OPERATIONS
    Hotels held for sale
       Properties, net ................................              --           6,602
       Receivables and other assets ...................              --           1,104
       Deferred tax asset .............................              --           1,800
                                                          -------------   -------------
                                                                     --           9,506
                                                          -------------   -------------

       TOTAL ..........................................   $      64,574   $      77,567
                                                          =============   =============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                         (UNAUDITED)
REAL ESTATE
    Accounts payable and accrued expenses ............................   $         734    $       1,133

TEXTILE PRODUCTS
    Loans payable ....................................................          14,502           16,255
    Accounts payable and accrued expenses ............................           4,653            9,390
                                                                         -------------    -------------
                                                                                19,155           25,645

OTHER
    10% Collateralized Subordinated Debentures .......................           6,639            6,677
    Interest and other accrued expenses ..............................           4,197            4,167
    Deferred revenue - noncompetition agreement ......................           4,028            5,840
    Term loan ........................................................           2,551               --
    Capital lease obligations ........................................           1,186            1,386
    Hotel held for use - liabilities .................................             722              529
    Convertible loan from stockholder ................................              --            1,500
                                                                         -------------    -------------
                                                                                19,323           20,099

DISCONTINUED OPERATIONS
    Hotels held for sale
       Accounts payable and accrued expenses .........................             530            2,198
       Loans payable .................................................              --           11,609
                                                                         -------------    -------------
                                                                                   530           13,807
                                                                         -------------    -------------

       TOTAL LIABILITIES .............................................          39,742           60,684

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding ..................           1,000            1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as
       Series B ......................................................              --               --
    Common stock, issued 2,396,103 shares at both dates;
       outstanding 1,361,343 shares at both dates ....................             240              240
    Additional paid-in capital .......................................          54,452           54,452
    Accumulated deficit ..............................................         (15,736)         (23,729)
    Accumulated other comprehensive income ...........................             206              250
    Treasury stock, 1,034,760 shares at both dates; at cost ..........         (15,330)         (15,330)
                                                                         -------------    -------------

       TOTAL STOCKHOLDERS' EQUITY ....................................          23,832           15,883
                                                                         -------------    -------------

       TOTAL .........................................................   $      64,574    $      77,567
                                                                         =============    =============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ------------------------------
                                                                         2002             2001
                                                                     -------------    -------------
REAL ESTATE
    Fees
       Related parties ...........................................   $       3,838    $       4,895
       Other .....................................................             176              532
    Equity income from investments in HRP ........................           1,325            1,702
                                                                     -------------    -------------
                                                                             5,339            7,129

    Administrative expenses ......................................           1,000            1,630
    Amortization .................................................             504              504
    Litigation expense ...........................................              --            2,360
                                                                     -------------    -------------
                                                                             1,504            4,494
                                                                     -------------    -------------

       Income from real estate operations ........................           3,835            2,635

TEXTILE PRODUCTS
    Sales
       Trade .....................................................          49,914           48,571
       Related party .............................................          11,621            2,034
    Equity income from joint venture .............................           1,157              577
                                                                     -------------    -------------
                                                                            62,692           51,182

    Cost of sales ................................................          52,120           42,696
    Administrative and selling expenses ..........................           8,129            7,754
    Interest .....................................................             554              815
                                                                     -------------    -------------
                                                                            60,803           51,265
                                                                     -------------    -------------

       Income (loss) from textile products operations ............           1,889              (83)

OTHER
    Amortization of deferred revenue - noncompetition agreement ..           1,813              806
    Hotel revenue ................................................           1,290            1,291
    Interest and other income ....................................             316              188
    Equity loss from investment in HEC ...........................            (121)              --
                                                                     -------------    -------------
                                                                             3,298            2,285

    Administrative expenses ......................................           1,390            1,541
    Hotel expenses ...............................................           1,379            1,328
    Interest expense .............................................             637            1,660
                                                                     -------------    -------------
                                                                             3,406            4,529
                                                                     -------------    -------------

       Other loss, net ...........................................            (108)          (2,244)
                                                                     -------------    -------------

       Income from continuing operations before income taxes .....           5,616              308
       Income taxes ..............................................          (1,860)            (926)
                                                                     -------------    -------------

       Income (loss) from continuing operations ..................           3,756             (618)



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                          2002            2001
                                                                                      -------------   -------------
    Income from discontinued operations, net of tax
      Income (loss) from discontinued operations - Hotels .........................   $       3,719   $        (409)
      Income from discontinued operations - Energy ................................              --          10,734
                                                                                      -------------   -------------
        Income from discontinued operations .......................................           3,719          10,325
                                                                                      -------------   -------------
    Income before extraordinary loss and cumulative effect
      of changes in accounting principles .........................................           7,475           9,707
    Extraordinary loss from early extinguishment of debt ..........................              --            (908)
                                                                                      -------------   -------------

    Income before cumulative effect of changes in accounting principles ...........           7,475           8,799

    Income (loss) from cumulative effect of changes in accounting principles
      Income from cumulative effect of SFAS No. 142 adoption ......................             568              --
      Loss from cumulative effect of SFAS No. 133 adoption ........................              --             (40)
                                                                                      -------------   -------------
        Income (loss) from cumulative effect of changes in accounting principles ..             568             (40)
                                                                                      -------------   -------------

NET INCOME ........................................................................           8,043           8,759

    Preferred stock dividend ......................................................              50              50
                                                                                      -------------   -------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS .......................................   $       7,993   $       8,709
                                                                                      =============   =============

PER COMMON SHARE
    BASIC
      Income (loss) from continuing operations after preferred dividend ...........   $        2.72   $       (0.47)
      Income from discontinued operations .........................................            2.73            7.25
      Extraordinary loss from early extinguishment of debt ........................              --           (0.64)
      Income (loss) from cumulative effect of changes in accounting principles ....            0.42           (0.03)
                                                                                      -------------   -------------

        Net income available to common stockholders ...............................   $        5.87   $        6.11
                                                                                      =============   =============

    ASSUMING DILUTION
      Income (loss) from continuing operations after preferred dividend ...........   $        2.61   $       (0.47)
      Income from discontinued operations .........................................            2.59            7.25
      Extraordinary loss from early extinguishment of debt ........................              --           (0.64)
      Income (loss) from cumulative effect of changes in accounting principles ....            0.40           (0.03)
                                                                                      -------------   -------------

        Net income available to common stockholders ...............................   $        5.60   $        6.11
                                                                                      =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .........................................................................           1,361           1,425
                                                                                      =============   =============

    Assuming Dilution .............................................................           1,433           1,425
                                                                                      =============   =============



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  ------------------------------
                                                                      2002             2001
                                                                  -------------    -------------
REAL ESTATE
    Fees
       Related parties ........................................   $       1,460    $       1,154
       Other ..................................................              72              253
    Equity income from investments in HRP .....................             378              534
                                                                  -------------    -------------
                                                                          1,910            1,941

    Administrative expenses ...................................             433              480
    Amortization ..............................................             168              168
    Litigation expense ........................................              --               95
                                                                  -------------    -------------
                                                                            601              743
                                                                  -------------    -------------

       Income from real estate operations .....................           1,309            1,198

TEXTILE PRODUCTS
    Sales
       Trade ..................................................          15,143           13,154
       Related party ..........................................           2,640            1,741
    Equity income from joint venture ..........................             434              475
                                                                  -------------    -------------
                                                                         18,217           15,370

    Cost of sales .............................................          14,916           12,720
    Administrative and selling expenses .......................           2,515            2,515
    Interest ..................................................             180              245
                                                                  -------------    -------------
                                                                         17,611           15,480

       Income (loss) from textile products operations .........             606             (110)

OTHER
    Amortization of deferred revenue - noncompetition agreement             605              605
    Hotel revenue .............................................             392              400
    Interest and other income .................................               8              115
    Equity loss from investment in HEC ........................             (44)              --
                                                                  -------------    -------------
                                                                            961            1,120

    Hotel expenses ............................................             449              426
    Administrative expenses ...................................             416              722
    Interest expense ..........................................             207              351
                                                                  -------------    -------------
                                                                          1,072            1,499
                                                                  -------------    -------------

       Other loss, net ........................................            (111)            (379)
                                                                  -------------    -------------

       Income from continuing operations before income taxes ..           1,804              709
       Income taxes ...........................................            (506)            (272)
                                                                  -------------    -------------

       Income from continuing operations ......................           1,298              437



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                ------------------------------
                                                                    2002             2001
                                                                -------------    -------------
    Loss from discontinued operations, net of tax
      Loss from discontinued operations - Hotels ............   $         (15)   $        (419)
                                                                -------------    -------------

    Income before extraordinary loss ........................           1,283               18
    Extraordinary loss from early extinguishment of debt ....              --              (98)
                                                                -------------    -------------

NET INCOME (LOSS) ...........................................           1,283              (80)

    Preferred stock dividend ................................              --               --
                                                                -------------    -------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS ..........   $       1,283    $         (80)
                                                                =============    =============

PER COMMON SHARE
    BASIC
      Income from continuing operations .....................   $        0.95    $        0.31
      Income (loss) from discontinued operations ............           (0.01)           (0.30)
      Extraordinary loss from early extinguishment of debt ..              --            (0.07)
                                                                -------------    -------------

        Net income (loss) available to common stockholders ..   $        0.94    $       (0.06)
                                                                =============    =============

    ASSUMING DILUTION
      Income from continuing operations .....................   $        0.95    $        0.27
      Income (loss) from discontinued operations ............           (0.01)           (0.22)
      Extraordinary loss from early extinguishment of debt ..              --            (0.05)
                                                                -------------    -------------

        Net income (loss) available to common stockholders ..   $        0.94    $          --
                                                                =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ...................................................           1,361            1,425
                                                                =============    =============

    Assuming Dilution .......................................           1,361            1,973
                                                                =============    =============


          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                                  ----------------------    ----------------------
                                                                    2002         2001         2002         2001
                                                                  ---------    ---------    ---------    ---------
NET INCOME (LOSS) .............................................   $   1,283    $     (80)   $   8,043    $   8,759

Other Comprehensive Income (Loss)
    Pro rata share of other comprehensive (loss) income from
    equity investments:
       Adoption of SFAS No. 133
           Cumulative effect ..................................          --          276           --       (4,035)
           Realized upon disposition of energy investment .....          --           --           --        3,009
           Change in fair value of derivatives ................          --           --           --        1,302
       Amortization of interest rate swap .....................         (15)         (14)         (44)         (14)
                                                                  ---------    ---------    ---------    ---------
                                                                        (15)         262          (44)         262
                                                                  ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME ..........................................   $   1,268    $     182    $   7,999    $   9,021
                                                                  =========    =========    =========    =========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     ACCUMULATED
                                                    COMMON STOCK         ADDITIONAL                     OTHER
                                                ---------------------     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                                 SHARES     PAR VALUE     CAPITAL       DEFICIT         INCOME
                                                --------    ---------    ----------   -----------    ------------
BALANCE, JANUARY 1, 2002 ....................      2,396    $     240    $   54,452   $   (23,729)   $        250
    Net income ..............................                                               8,043
    Preferred stock dividend ................                                                 (50)
    Pro rata share of stockholders' equity
    transactions from equity investment:
        Amortization of interest rate swap ..                                                                 (44)
                                                --------    ---------    ----------   -----------    ------------

BALANCE, SEPTEMBER 30, 2002 .................      2,396    $     240    $   54,452   $   (15,736)   $        206
                                                ========    =========    ==========   ===========    ============

                                                  TREASURY STOCK           TOTAL
                                                -------------------    STOCKHOLDERS'
                                                 SHARES      COST         EQUITY
                                                --------   --------    -------------
BALANCE, JANUARY 1, 2002 ....................      1,035   $(15,330)   $      15,883
    Net income ..............................                                  8,043
    Preferred stock dividend ................                                    (50)
    Pro rata share of stockholders' equity
    transactions from equity investment:
        Amortization of interest rate swap ..                                    (44)
                                                --------   --------    -------------

BALANCE, SEPTEMBER 30, 2002 .................      1,035   $(15,330)   $      23,832
                                                ========   ========    =============



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     --------------------
                                                                                       2002        2001
                                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...................................................................   $  8,043    $  8,759
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred revenue - noncompetition agreement ...............     (1,813)       (806)
       Depreciation and amortization .............................................      1,523       1,686
       (Increase) decrease in deferred tax asset .................................      1,476      (1,725)
       Equity income from investments in HRP .....................................     (1,325)     (1,702)
       Equity income from textile products joint venture .........................     (1,157)       (577)
       (Income) loss from cumulative effect of changes in accounting principles ..       (568)         40
       Equity loss from investment in HEC ........................................        121          --
       Amortization of deferred gain from debenture exchange .....................        (38)        (35)
       Extraordinary loss from early extinguishment of debt ......................         --         908
       Net change in other assets and liabilities ................................       (939)      2,678
       Net change in textile products assets and liabilities .....................        670       1,003
       Discontinued operations:
          Extraordinary (gain) loss from extinguishment of hotel debt ............     (5,789)       (316)
          Net change in other hotel assets and liabilities .......................        235         754
          Decrease in deferred tax asset .........................................      1,800       1,553
          Gain from disposition of Hallwood Energy ...............................         --      (8,725)
          Equity income from investments in Hallwood Energy ......................         --      (1,837)
          Increase in loss reserve for hotels ....................................         --         375
                                                                                     --------    --------
           Net cash provided by operating activities .............................      2,239       2,033

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in HEC common stock ...............................................     (2,500)         --
    Investments in textile products property and equipment .......................       (705)       (582)
    Investment in hotel held for use .............................................        (18)         --
    Discontinued operations:
       Proceeds from sale of Hallwood Energy .....................................         --      18,000
       Proceeds from noncompetition agreement ....................................         --       7,250
                                                                                     --------    --------
          Net cash provided by (used in) investing activities ....................     (3,223)     24,668

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ..............................      3,542       1,500
    Repayment of bank borrowings and loans payable ...............................     (4,263)    (16,154)
    Payment of deferred loan costs ...............................................        (86)         --
    Payment of preferred stock dividend ..........................................        (50)        (50)
    Discontinued operations:
       Repayment of hotel bank borrowings and loans payable ......................         --        (308)
                                                                                     --------    --------
          Net cash (used in) financing activities ................................       (857)    (15,012)
                                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................     (1,841)     11,689

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................      3,006         901
                                                                                     --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................   $  1,165    $ 12,590
                                                                                     ========    ========



          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

     The textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is an integrated service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. In 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile related industry. The joint venture has been developing advanced lightweight, breathable, water resistant fabrics which have been well received by customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan.

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

     In March 2001, the Company announced the sale of its energy affiliate; accordingly, energy operations were reclassified as a discontinued operation. Prior to the disposition, the Company's energy revenues consisted of its pro rata share of earnings of Hallwood Energy Corporation ("Hallwood Energy"), a publicly traded oil and gas company, accounted for on the equity method of accounting.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

     Statement of Financial Accounting Standards No. 145 - Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in May 2002 and is effective for fiscal years beginning and transactions occurring after May 15, 2002. This statement rescinds certain authoritative pronouncements and amends, clarifies or describes the applicability of others. This will result in the reclassification, required with the 2003 first quarter, of previously reported extraordinary gains (losses) from early extinguishment of debt into continuing operations.

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

     Reclassifications. Certain reclassifications including the gross up of certain real estate revenues that were previously netted, have been made to prior year amounts to conform to the classifications used in the current year.

NOTE 2 -- INVESTMENTS IN REAL ESTATE AFFILIATE (DOLLAR AMOUNTS IN THOUSANDS)

                                          AS OF SEPTEMBER 30, 2002           AMOUNT AT              INCOME FROM INVESTMENTS
                                          ------------------------       WHICH CARRIED AT          FOR THE NINE MONTHS ENDED
                                                        COST OR    -----------------------------          SEPTEMBER 30,
                                            NUMBER OF   ASCRIBED   SEPTEMBER 30,   DECEMBER 31,    ---------------------------
      DESCRIPTION OF INVESTMENT               UNITS       VALUE         2002           2001            2002           2001
      -------------------------             ---------   --------   -------------   -------------   ------------   ------------
        HALLWOOD REALTY PARTNERS, L.P. ..
        - General partner interest ......          --   $  8,650   $       1,509   $       1,943   $         72   $         86
        - Limited partner interest ......     330,432      8,799          12,095          10,318          1,253          1,616
                                                        --------   -------------   -------------   ------------   ------------

           Totals .......................              $  17,449   $      13,604   $      12,261   $      1,325   $      1,702
                                                        ========   =============   =============   ============   ============

     At September 30, 2002, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over nineteen years, which was $568,000 as of January 1, 2002. In accordance with SFAS No. 142, the unamortized amount of such "negative goodwill" has been recorded as income from cumulative effect of a change in accounting principle. The Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro-rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro-rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through September 30, 2002, resulted in a $1,736,000 decrease in the carrying value of the HRP investment. In 2001, the Company also recognized an extraordinary loss of $108,000 from the recognition of the Company's pro rata share of HRP's extraordinary loss from early extinguishment of debt and a $40,000 loss from the Company's pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


     The carrying value of the Company's general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights over a ten-year period ending in October 2003. For the nine months ended September 30, 2002 and 2001 such amortization was $504,000 in each period.

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

     The quoted market price per unit and the Company's carrying value per limited partner unit (AMEX symbol HRY) at September 30, 2002 were $87.95 and $36.60, respectively. The general partner interest is not publicly traded.

NOTE 3 -- INVESTMENT IN HEC

     In January 2002, the Company invested $1,500,000 in a newly-formed private energy company - Hallwood Energy Corporation ("HEC"). An additional investment of $1,500,000 was made in September 2002. HEC is presently in the developmental stage, having drilled four test wells. HEC is also in the process of constructing a gathering system, production facilities and commercial pipeline tap to transport any production from these wells and any future wells. Until these transportation facilities are completed, HEC is not able to determine the ultimate productivity of these wells. The Company owns approximately 24% of HEC and accounts for the investment using the equity method of accounting. It reported an equity loss, representing its pro rata share of HEC's net loss, of $44,000 and $121,000 in the three month and nine month periods ended September 30, 2002, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 4 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2002            2001
                                                                                -------------   -------------
         Textile Products
           Revolving credit facility, prime + 0.25% or
               Libor + 3.25%, due January 2004 ..............................   $      12,338   $      14,449
           Acquisition credit facility, prime + 1.00% or
               Libor + 3.25%, due January 2004 ..............................           1,000           1,000
           Equipment term loan, 9.37% fixed, due October 2005 ...............             671             806
           Equipment term loan, Libor+ 3.25%, due March 2007 ................             493              --
                                                                                -------------   -------------
                                                                                       14,502          16,255
         Other
           Term loan, 7% fixed, due April 2005 ..............................           2,551              --
           Revolving credit facility, prime + 0.50% or
               Libor + 3.25%, due April 2005 ................................              --              --
           Capital lease obligations, 12.18% fixed , due December 2004 ......           1,186           1,386
           Convertible loan from stockholder, 10% fixed, repaid March 2002 ..              --           1,500
                                                                                -------------   -------------
                                                                                        3,737           2,886
                                                                                -------------   -------------

               Total ........................................................   $      18,239   $      19,141
                                                                                =============   =============

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

     The Key Credit Agreement has been extended through January 2, 2004, bears interest at Brookwood's option of prime plus 0.25% (5.00% at September 30, 2002) or Libor plus 3.25%, contains covenants, including minimum net income levels by quarter, maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company.

     Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. At September 30, 2002, Brookwood had an additional $1,224,000 of borrowing base availability under its revolving line of credit facility.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. This facility bears interest at Brookwood's option of prime plus 1.00% (5.75% at September 30, 2002) or Libor plus 3.25%. Brookwood has borrowed $1,000,000 under this facility.

     Equipment Credit Facility. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. During 2000 Brookwood borrowed $1,000,000 under this facility, and in September 2000 converted that amount into a term loan, at a fixed rate of 9.37%, with a maturity of October 2005 and a monthly principal and interest payment of $20,938. During 2002 Brookwood borrowed an additional $542,000 under this facility and in February 2002 converted that amount into a term loan, at a variable rate

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


of Libor plus 3.25% (5.10% at September 30, 2002), with a maturity date of March 2007 and a monthly principal and interest payment of $10,253. Brookwood has $458,000 availability under this facility.

     At September 30, 2002, Brookwood was in compliance with its loan covenants.

     The outstanding balance of the combined Key Bank credit facilities at September 30, 2002 was $14,502,000.

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility").

     Term loan proceeds were used in part to repay a $1,500,000 convertible loan from stockholder in March 2002. The term loan bears interest at a fixed rate of 7%, matures April 1, 2005, and is fully amortizing requiring a monthly payment of $92,631. The outstanding principal balance of the loan at September 30, 2002 was $2,551,000.

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

     At September 30, 2002, the Company was in compliance with its loan covenants.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. Interest expense in the amount of $112,000, representing the full interest costs through expiration of the capital leases associated with the two disposed hotels, was accrued at June 30, 2002, as a reduction of gain from extinguishment of debt. The outstanding principal and interest balance at September 30, 2002 was $1,186,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


     The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are detailed below (in thousands):

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                 DESCRIPTION                             2002            2001
                                 -----------                         -------------    ------------
              10% Debentures (face amount) .......................   $       6,468    $      6,468
              Unamortized gain, net of accumulated amortization ..             171             209
                                                                     -------------    ------------

                    Totals .......................................   $       6,639    $      6,677
                                                                     =============    ============

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

     The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to a lease concession from the owner. Accordingly, this hotel has been classified as hotel asset held for use, and prior year operating results have been reclassified to continuing operations in the other segment. The carrying value of the leasehold interest was $286,000 and $331,000, at September 30, 2002 and December 31, 2001, respectively.

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

     In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a gain from extinguishment of debt in the amount of $3,237,000, before a deferred tax charge of $925,000 in the 2002 second quarter, which had been classified within discontinued operations.

     A summary of the non-recourse loans payable associated with the hotels held for sale is detailed below (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                 DESCRIPTION                             2002              2001
                                 -----------                         -------------     ------------
              Term loan, 7.86% fixed, extinguished May 2002 ......              --     $      6,514
              Term loan, 8.20% fixed, extinguished January 2002 ..              --            5,095
                                                                                       ------------

                   Total .........................................              --     $     11,609
                                                                                       ============

     The Company is a defendant in two lawsuits in connection with the disposition of hotel properties in 2001. Plaintiffs allege violations of franchise and lease agreements and seek damages of approximately $1,500,000. The owner of the Longboat Key Holiday Inn hotel has made a claim against the Company under a guaranty which is scheduled for mediation in February 2003, and the franchiser of the Embassy Suites hotel has made a claim for liquidated damages under a franchise contract which is in mediation. Management believes that the claims are without merit and intends to vigorously defend the cases.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


  A summary of discontinued hotels operations is detailed below (in thousands)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                             --------------------------    --------------------------
                                                                2002           2001           2002           2001
                                                             -----------    -----------    -----------    -----------
     Gain from extinguishment of debt ....................   $        --    $       316    $     5,789    $       316
     Deferred federal income tax benefit(expense) ........            --            240         (1,800)           240
     Sales ...............................................            --          1,123            282          7,066
                                                             -----------    -----------    -----------    -----------
                                                                      --          1,679          4,271          7,622
     Expenses
       Operating expenses ................................            --          1,075            325          6,114
       Interest expense ..................................            --            294            183          1,542
       Other disposition costs ...........................            15             --             44             --
       Loss reserve ......................................            --            729             --            375
                                                             -----------    -----------    -----------    -----------
                                                                      15          2,098            552          8,031
                                                             -----------    -----------    -----------    -----------

       Income (loss) from discontinued hotel operations ..   $       (15)   $      (419)   $     3,719    $      (409)
                                                             ===========    ===========    ===========    ===========

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

     Accordingly, energy operations have been segregated from the Company's continuing operations and reported as discontinued operations. A summary of the income from discontinued energy operations is detailed below (in thousands):

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                           2002           2001          2002          2001
                                                        -----------   -----------   -----------   -----------
     Gain from disposition of investment in
       Hallwood Energy ..............................            --            --            --   $     8,725
     Deferred income tax benefit ....................            --            --            --           672
     Current income tax (expense) ...................            --            --            --          (500)
     Equity income from investment in Hallwood
       Energy .......................................            --            --            --         1,837
                                                                                                  -----------

       Income from discontinued energy operations ...            --            --            --   $    10,734
                                                                                                  ===========

     The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization, which is reported in the "other"

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



segment of the statement of income, was $1,813,000 and $605,000 in the nine months and three months ended September 30, 2002, compared to $806,000 and $605,000 in the 2001 periods, respectively.

NOTE 8 -- INCOME TAXES

     The following is a schedule of the income tax expense (benefit) (in thousands):

                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                  -------------------------    -------------------------
                                      2002          2001           2002          2001
                                  -----------   -----------    -----------   -----------
     Continuing Operations
        Federal
           Deferred ...........   $       390   $       206    $     1,476   $       740
           Current ............            11            36             34            23
                                  -----------   -----------    -----------   -----------
               Sub-total ......           401           242          1,510           763

        State .................           105            30            350           163
                                  -----------   -----------    -----------   -----------

               Total ..........   $       506   $       272    $     1,860   $       926
                                  ===========   ===========    ===========   ===========

     Discontinued Operations
        Federal
           Deferred ...........            --   $      (240)   $     1,800   $      (912)
           Current ............            --            --             --           400
                                                -----------    -----------   -----------
               Sub-total ......            --          (240)         1,800          (512)

        State .................            --            --             --           100
                                                -----------    -----------   -----------

               Total ..........            --   $      (240)   $     1,800   $      (412)
                                                ===========    ===========   ===========

     The amount of the deferred tax asset (net of valuation allowance) was $4,201,000 at September 30, 2002 (all of which is attributable to continuing operations). The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include the potential sale of certain real estate investments, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration.

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 9 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          --------------------------
                                                             2002           2001
                                                          -----------    -----------
     Supplemental schedule of non-cash investing and
        financing activities:
        Hotel assets and liabilities relinquished in
           connection with debt extinguishment
               Loan payable ...........................   $    11,609             --
               Other liabilities, net .................           837             --
               Hotel properties .......................        (6,552)            --
               Deferred tax asset .....................        (1,800)            --
                                                          -----------

                                                          $     4,094             --
                                                          ===========
        Pro rata share of stockholders' equity
        transactions of equity investment:
           Adoption of SFAS No. 133
               Cumulative effect ......................   $        --    $    (4,035)
               Realized upon disposition of energy
                 investment ...........................            --          3,009
               Change in fair value of derivatives ....            --          1,302
           Amortization of interest rate swap .........           (44)           (14)
                                                          -----------    -----------

               Other comprehensive loss ...............   $       (44)   $       262
                                                          ===========    ===========

     Supplemental disclosures of cash payments:

        Interest paid .................................   $     1,393    $     2,375
        Income taxes paid (refunded) ..................          (128)           723

NOTE 10 -- COMPUTATION OF EARNINGS PER SHARE

         The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders assuming dilution, and the number of common shares used in the calculation of net income for the basic and assumed dilution methods (in thousands):

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                -------------------------   --------------------------
                                                                   2002          2001          2002           2001
                                                                -----------   -----------   -----------    -----------
     INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
     Income (loss) from continuing operations ...............   $     1,298   $       437   $     3,756    $      (618)
     Less dividend on preferred stock .......................            --            --           (50)           (50)
     Impact of assumed loan conversion ......................            --            87            28             --
                                                                -----------   -----------   -----------    -----------
     Income (loss) from continuing operations available to
       common stockholders - basic ..........................   $     1,298   $       524   $     3,734    $      (668)
                                                                ===========   ===========   ===========    ===========

     WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic ..................................................         1,361         1,425         1,361          1,425
     Incremental shares from assumed loan conversions .......            --           548            72             --
                                                                -----------   -----------   -----------    -----------
     Assuming dilution ......................................         1,361         1,973         1,433          1,425
                                                                ===========   ===========   ===========    ===========

     The options issued under the Company's stock option plan are antidilutive for all periods presented.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 11 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2001.

     Beginning in 1997, the Company and its HRP affiliate have been defendants in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit filed in February 1997, styled Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No.15578), sought access to certain books and records of HRP and was subsequently settled, allowing certain access. The suit was dismissed in April 2001. The second action, filed in June 1997, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754), against the Company, HRP, HRC and the directors of HRC, alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to the Company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard in February 2002 and a rehearing en banc was held in March 2002. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. Discovery was completed in December 2000 and trial was held in February 2001. In February 2001, the court rendered a decision in favor of the defendants and the court ordered the complaint dismissed. HRP filed a Notice of Appeal in March 2001 with respect to the February 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard in March 2002. In April 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of the defendants. In April 2002, HRP filed with the court a Petition for Rehearing en banc with respect to the April 2002 decision. In June 2002 the Second Circuit denied the petition. HRP has not sought further appellate review and the determination in favor of defendants is now final.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


     In December 1999, the Company deposited $900,000 into an escrow account to secure the maximum amount which could be payable by the Company in a lawsuit brought by a former promissory note holder, styled Corporate Property Associates 6 & Corporate Property Associates 7 vs. The Hallwood Group Incorporated (C.A. No. 15661). The trial was held in June 2001 in the Delaware Court of Chancery. The parties submitted post-trial briefings in September 2001. In February 2002, the court rendered its decision in favor of the Company. In March 2002, the court entered an order that provides for the return of approximately $974,000, including accrued interest, to the Company from the escrow account. The noteholder filed an appeal in April 2002. The parties filed their appeal and reply briefs and oral arguments were heard before the Delaware Supreme Court in September 2002. A rehearing en banc was held on November 13, 2002. The Supreme Court has not yet issued its ruling.

     The Company is currently a defendant in two lawsuits in connection with the disposition of two hotel properties. Plaintiffs allege violations of franchise and lease agreements and seek damages of approximately $1,500,000. The owner of the Longboat Key Holiday Inn hotel has made a claim against the Company under a guaranty which is in discovery, and is scheduled for mediation in February 2003, and the franchiser of the Embassy Suites hotel has made a claim for liquidated damages under a franchise contract which is in mediation. Management believes that the claims are without merit and intends to vigorously defend the cases.

     Management believes that the resolution of the aforementioned litigation matters will not have a material adverse effect on the financial condition , results of operations or cash flows of the Company.

     In December 1999 the Company distributed certain assets, and incurred a contingent obligation, under the agreement to separate the interests of its former president and director (the "Separation Agreement"). Interest on the contingent obligation was imputed at 12.75% through December 31, 2001. In December 2001, the Company accrued an additional $500,000 under this agreement, all of which is expected to be paid in 2002. The contingent obligation of $3,125,000 at September 30, 2002, is the amount of all remaining payments under the Separation Agreement and is included in other accrued expenses.

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

     In October 2002, Brookwood entered into an agreement with its joint venture partner to acquire the remaining fifty percent interest in the joint venture. Among other things, terms include payment of $1,000,000, to be borrowed under Brookwood's revolving credit facility, and the issuance of a two-year promissory note, payable quarterly beginning January 2003, for an amount to be mutually agreed upon by the parties. Completion of the transaction is subject to various approvals.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 12 -- SEGMENT AND RELATED INFORMATION

     The following represents the Company's reportable segment operations for the nine months ended September 30, 2002 and 2001, respectively (in thousands):

                                                  REAL      TEXTILE              DISCONTINUED     CONSOL
                                                 ESTATE    PRODUCTS      OTHER    OPERATIONS      -IDATED
                                                --------  ---------    --------- ------------    ----------
     NINE MONTHS ENDED SEPTEMBER 30, 2002
     Total revenue from external sources....... $  5,339  $  62,692    $   3,298                 $   71,329
                                                ========  =========    =========                 ==========

     Operating income.......................... $  3,835  $   1,889                              $    5,724
                                                ========  =========
     Unallocable expenses, net.................                        $    (108)                      (108)
                                                                       =========                 ----------
     Income from continuing operations
        before income taxes....................                                                  $    5,616
                                                                                                 ==========
     Income from discontinued operations.......                                    $   3,719     $    3,719
                                                                                   =========     ==========

     NINE MONTHS ENDED SEPTEMBER 30, 2001
     Total revenue from external sources....... $  7,129  $  51,182    $   2,285                 $   60,596
                                                ========  =========    =========                 ==========

     Operating income (loss)................... $  2,635  $     (83)                             $    2,552
                                                 =======   ========
     Unallocable expenses, net.................                        $  (2,244)                    (2,244)
                                                                        ========                 ----------
     Income from continuing operations
        before income taxes....................                                                  $      308
                                                                                                 ==========
     Income from discontinued operations.......                                    $  10,325     $   10,325
                                                                                   =========     ==========

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2001 annual report on Form 10-K. Total assets of the Company's operating segments have not materially changed since the December 31, 2001 annual report on Form 10-K.

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

     During 2001, management conducted an analysis of the carrying value of certain intangible assets related to the textile products segment and recorded an impairment charge of $1,446,000 as of December 31, 2001. The Company no longer has any recorded goodwill or intangible assets that would be subject to amortization or impairment testing.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


     Had the provisions of SFAS No. 142 been applied retroactively, the Company's net income (loss) and net income (loss) per share for the three months and nine month periods ended September 30, 2002 and 2001, respectively, would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                                          ------------------    --------------------
                                                                           2002       2001       2002        2001
                                                                          -------    -------    -------    ---------
     Net income (loss), as reported ...............................       $ 1,283    $   (80)   $ 8,043    $   8,759
     Add back amortization:
       Real estate - negative goodwill ............................            --        (56)        --         (169)
       Textile products - positive goodwill .......................            --         53         --          160
     Deduct cumulative effect of change in accounting principle:
       Real estate - negative goodwill ............................            --         --       (568)          --
                                                                          -------    -------    -------    ---------
                                                                               --         (3)      (568)          (9)
                                                                          -------    -------    -------    ---------

     Net income (loss) - pro forma ................................       $ 1,283    $   (83)   $ 7,475    $   8,750
                                                                          =======    =======    =======    =========

     Net income (loss) per common share - assuming dilution,
       as reported ................................................       $  0.94    $    --    $  5.60    $    6.11
     Adjustments  .................................................            --         --      (0.40)       (0.01)
                                                                          -------    -------    -------    ---------

     Net income (loss) per common share - assuming dilution,
       pro forma .................................................        $  0.94    $    --    $  5.20    $    6.10
                                                                          =======    =======    =======    =========

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     The Company reported net income of $1,283,000 for the third quarter ended September 30, 2002, compared to a net loss of $80,000 in 2001. Net income for the nine month periods was $8,043,000 and $8,759,000, receptively.

     Income from continuing operations was $1,298,000 in the quarter, compared to $437,000 in 2001. Revenue from continuing operations for the 2002 third quarter was $21,088,000, compared to $18,431,000 in 2001. Income and revenue from continuing operations for the nine months in 2002 was $3,756,000 and $71,329,000, compared to a loss of $618,000 and revenue of $60,596,000 in 2001.

OVERVIEW

     The Company had been engaged in four business segments - real estate, textile products, energy and hotels. During 2001 the Company sold its energy investment, recording an $8.7 million gain and generating net cash proceeds of $11.1 million, and commenced divestiture of its hotel operations. The Company has disposed of all of its hotel properties, apart from one leased property held for use which it continues to operate. The disposition of the energy and hotel business segments significantly improved the Company's liquidity position by the cash generated from sale of the energy investment and reduction of cash required to fund hotel operations. Future results are largely dependent on the remaining real estate and textile products business segments. Apart from executive level support, both segments operate autonomously utilizing separate management teams and operating systems.

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

     The Company continues to face litigation risk related to its real estate operations, as the plaintiff in the aforementioned matter appealed the court's award of monetary damages and seeks recision of certain transactions involving HRP's limited partner units as a remedy. The Delaware Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. An adverse ruling could impact the Company's general partner and limited partner ownership interests and disrupt the Company's cash flow stream.

     Textile products sales continue to experience severe competitive pressures from low-cost imports. This industry has been in decline in the United States; however, Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced lightweight, water resistant, breathable fabrics which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan. The ongoing enterprise value of Brookwood is contingent on its ability to adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained.

     The textile products business is not interdependent with any of the Company's other business operations. The parent company does not guarantee the Brookwood bank debt and is not obligated to contribute additional capital. If the textile products business were to deteriorate, creditors could look only to Brookwood's assets for the satisfaction of its obligations.

     The Company reentered the energy business in January 2002 through a $1.5 million investment in a newly-formed private energy company. The Company invested an additional $1.5 million in September 2002. At September 30, 2002, the Company holds an approximate 24% equity interest. At the present time this company is in the development stage, having drilled four test wells. This company is also in the process of constructing a gathering system, production facilities and commercial pipeline tap to transport any production from these wells and any future wells. Until these transportation facilities are completed, HEC is not able to determine the ultimate productivity of these wells.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Following is an analysis of the results of continuing operations for the real estate and textile products business segments, and the discontinued hotel and energy business segments.

REAL ESTATE

     The real estate segment reported income of $1,309,000 for the third quarter and $3,835,000 for the nine month periods of 2002, compared to income of $1,198,000 and $2,635,000 in 2001, respectively.

     Revenues. Fee income of $1,532,000 for the 2002 third quarter increased by $125,000, or 9%, from $1,407,000 in 2001. Fee income of $4,014,000 for the nine months decreased by $1,413,000, or 26%, from $5,427,000 for the similar period in 2001. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to its Hallwood Realty Partners, L.P. affiliate, a real estate master limited partnership ("HRP") and various third parties. The fluctuations were due primarily to leasing and construction supervision fees, which are cyclical in nature.

     Equity income from investments in HRP represents the Company's recognition of its pro rata share of net income reported by HRP, adjusted for the elimination of intercompany income. For the 2002 third quarter, the Company reported equity income of $378,000 compared to $534,000 in the prior-year period. For the 2002 nine months, the equity income was $1,325,000, compared to $1,702,000. The decreases resulted principally from gains from property sales by HRP in 2001, partially offset by decreased litigation costs. The 2001 equity income amounts were exclusive of the Company's $108,000 pro rata share of HRP's extraordinary loss from early extinguishment of debt and its $40,000 pro rata share of HRP's loss from cumulative effect of SFAS No. 133 adoption, both of which were reported separately.

     Expenses. Administrative expenses of $433,000 in the 2002 third quarter decreased by $47,000, or 10%, compared to $480,000 in 2001. For the nine months, the decrease was $630,000 to $1,000,000, from $1,630,000 in 2001. The decreases were primarily attributable to the payments of commissions associated with leasing income during the 2001 periods and a reduction in tenant service costs in 2002.

     Amortization expense of $168,000 for the third quarter, and $504,000 for the nine months in both the 2002 and 2001 periods relates to Hallwood Realty's general partner investment in HRP allocated to management rights, which is being amortized over a ten year period ending in October 2003. At September 30, 2002 there was $728,000 of unamortized management rights investment remaining.

     Litigation expense in 2001 relates to the interest portion of the judgment accrued in June 2001 and paid in October 2001 by the Company to HRP as described in Note 11 to the consolidated financial statements.

TEXTILE PRODUCTS

     The textile products segment reported income of $606,000 and $1,889,000 for the third quarter and nine month periods of 2002, compared to a loss of $(110,000) and $(83,000) for the comparable periods in 2001, respectively.

     Revenue. Sales of $17,783,000 increased by $2,888,000, or 19%, in the 2002 third quarter, compared to $14,895,000 in the 2001 quarter. The comparative nine month sales increased by $10,930,000, or 22%, to $61,535,000 from $50,605,000 in the 2001 period. Sales included $2,034,000 and $11,621,000 to a related party joint venture for the third quarter and nine month periods of 2002, respectively, compared to $1,741,000 and $2,640,000 in the comparable 2001 periods. The sales increases were principally due to renewed activity in the military business.

     During 2001 Brookwood formed a joint venture with an unrelated party that is also in a textile-related industry. The joint venture is 50% owned by each partner who also shares equally the operating and management decision-making. Brookwood's investment is accounted for utilizing the equity method of accounting as it does not exercise control over the joint venture. Brookwood's equity income from the joint venture was $434,000 in the 2002 third

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


quarter and $1,157,000 for the nine month period, compared to $475,000 and $577,000 in the comparable 2001 periods, respectively.

     Expenses. Cost of sales of $14,916,000 increased by $2,196,000, or 17%, in the 2002 third quarter, compared to $12,720,000 in the 2001 third quarter. The comparative nine month cost of sales of $52,120,000 increased by $9,424,000, or 22%, compared to $42,696,000 in 2001. The increases in cost of sales were primarily the result of the increase in sales. The higher gross profit margin for the 2002 third quarter (16.1% vs. 14.6%) and lower margin for the nine month periods (15.3% vs. 15.6%) resulted from differing product mixes during the periods.

     Administrative and selling expenses of $2,515,000 in the 2002 third quarter were unchanged from the comparable 2001 quarter. The nine month amount of $8,129,000 increased by $375,000, or 5%, from $7,754,000 in the comparable 2001 period. The increase resulted primarily from an increase in indirect and administrative payroll costs.

     Interest expense of $180,000 decreased by $65,000, or 27%, in the 2002 third quarter from $245,000 in 2001. For the nine months, interest expense of $554,000 decreased by $261,000, or 32%, from $815,000 for the comparable 2001 period. The decreases were primarily the result of lower interest rates.

OTHER

     The other segment reported a loss of $111,000 for the third quarter of 2002, compared to a loss of $379,000 in 2001. For the nine months, the other segment reported a loss of $108,000, compared to a loss of $2,244,000 in 2001. The 2002 three month and nine month periods included amortization of deferred revenue from a noncompetition agreement, and 2001 included interest on the former senior secured term loan that was repaid in May 2001.

     Revenue. Amortization of deferred revenue was $605,000 and $1,813,000 in the 2002 third quarter and nine month periods, respectively, compared to $605,000 and $806,000 in the comparable 2001 periods, which is attributable to the noncompetition fee received in connection with the sale of the Company's investment in Hallwood Energy. The $7,250,000 noncompete agreement is being amortized over the three year period beginning June 2001.

     Hotel revenue, which relates entirely to the leased GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate, was $392,000 in the 2002 third quarter and $1,290,000 for the nine months, compared to $400,000 and $1,291,000 in the respective 2001 periods.

     Interest and other income decreased by $107,000 to $8,000 for the 2002 third quarter from $115,000 in 2001. The 2001 third quarter included increased interest income on invested funds from the sale of Hallwood Energy. The nine month amount of $316,000 increased by $128,000 from $188,000 for the comparable 2001 period. The increase was attributable to a gain of $296,000 on the exercise of an option and sale of a marketable security in the 2002 first quarter.

     Equity loss of $44,000 for the 2002 third quarter and $121,000 for the nine months relates to the Company's pro rata share of loss from HEC's operations which commenced in 2002.

     Expenses. Administrative expenses of $416,000 for the 2002 third quarter decreased by $306,000, from the prior-year amount of $722,000. For the nine months, administrative expenses decreased by $151,000 to $1,390,000 from $1,541,000 in 2001. The decreases are primarily attributable to consulting and other professional fees.

     Hotel expenses, which include operating expenses, depreciation and interest costs associated with the GuestHouse Suites Plus hotel in Huntsville, Alabama, increased by $23,000, or 5%, to $449,000 in the 2002 third quarter, compared to $426,000 in 2001. For the nine months, hotel expenses increased by $51,000 to $1,379,000 from $1,328,000 in 2001. The increases are principally due to an increase in the property's repairs and maintenance expense.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Interest expense in the amount of $207,000 for the 2002 third quarter decreased by $144,000 from the prior year amount of $351,000. For the nine months, interest expense decreased by $1,023,000 to $637,000 from $1,660,000 in 2001. The decreases were primarily due to the May 2001 early extinguishment of the former Senior Secured Term Loan, the repayment of the stockholder loans and imputed interest costs in the 2001 periods associated with the Separation Agreement, partially offset by interest costs on the new Term Loan and Revolving Credit Facility, obtained in March 2002.

INCOME TAXES

      Income taxes relating to continuing operations were $506,000 for the 2002 third quarter, compared to $272,000 in 2001. The 2002 quarter included a $390,000 non cash federal deferred charge, an $11,000 federal current charge and $105,000 for state taxes. The 2001 quarter included a $206,000 non cash federal deferred charge, a $36,000 federal current charge and $30,000 for state taxes. Income taxes were $1,860,000 for the 2002 nine month period, compared to $926,000 in 2001. The nine months in 2002 included a deferred tax charge of $476,000 , a current tax charge of $34,000 and state tax expense of $350,000. The 2001 nine month amount included a deferred tax charge of $740,000, a federal current charge of $23,000 and state tax expense of $163,000. State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of September 30, 2002, the Company had approximately $90,000,000 of combined tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $12,350,000 of the NOLs prior to their ultimate expiration in the year 2020.

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

DISCONTINUED OPERATIONS - HOTELS

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and has been classified as an asset held for use, have been segregated from the Company's continuing operations and have been reported as a single line item -- Income Loss from Discontinued Operations, which for three months and nine months ended September 30, 2002 and 2001 are presented below (in thousands):

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ----------------------------    ----------------------------
                                                                  2002            2001            2002            2001
                                                              ------------    ------------    ------------    ------------
     Gain from extinguishment of debt .....................   $         --    $        316    $      5,789    $        316
     Deferred federal income tax benefit (expense) ........             --             240          (1,800)            240
     Sales ................................................             --           1,123             282           7,066
                                                                              ------------    ------------    ------------
                                                                        --           1,679           4,271           7,622
     Expenses
       Operating expenses .................................             --           1,075             325           6,114
       Interest expense ...................................             --             294             183           1,542
       Other disposition costs ............................             15              --              44              --
       Loss reserve (recovery) ............................             --             729              --             375
                                                              ------------    ------------    ------------    ------------
                                                                        15           2,098             552           8,031
                                                              ------------    ------------    ------------    ------------

       Income (loss) from discontinued hotels operations ..   $        (15)   $       (419)   $      3,719    $       (409)
                                                              ============    ============    ============    ============

     As of June 2002, the Company completed the disposition of the four hotel properties it had classified as discontinued operations; however, it is currently a defendant in two lawsuits in connection with the disposition of the hotels.

     Revenue. In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement which, among other terms, included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000, in the 2002 first quarter. In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a gain from extinguishment of debt in the 2002 second quarter in the amount of $3,237,000, before a deferred tax charge of $925,000. Sales of $282,000 in the 2002 nine month period decreased by $6,784,000, from the year-ago amount of $7,066,000. The decrease was primarily due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida and the dispositions of the Oklahoma City, Oklahoma Embassy Suites hotel in June 2001; the Tulsa GuestHouse Suites hotel in January 2002; and the Greenville GuestHouse Suites hotel in June 2002.

     Expenses. Operating expenses of $325,000 for the 2002 nine months decreased by $5,789,000 from $6,114,000 in 2001. The decrease is primarily due to the aforementioned dispositions. Interest expense of $183,000 in the 2002 nine month period decreased by $1,359,000 from $1,542,000 in 2001, principally due to principal amortization and debt extinguishment on the various hotel term loans and the interest expense associated with capital leases at the three GuestHouse properties. The disposition costs of $44,000 for the 2002 nine month period are primarily legal costs associated with the disposition of the hotels. Depreciation and amortization expense was not recorded for the periods due to the classification of the hotel operations as a discontinued operation.

DISCONTINUED OPERATIONS - ENERGY

     In March 2001, the Company announced the sale of its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. Accordingly, energy operations segregated from the Company's continuing operations have been reported as a single line item - Income from Discontinued Operations. Operations for the three months and nine months ended September 30, 2001 are presented below (in thousands):

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                 -------------------------   -------------------------
                                                                    2002          2001          2002          2001
                                                                 -----------   -----------   -----------   -----------
     Gain from disposition of investment in Hallwood Energy ..            --            --            --   $     8,725
     Deferred income tax benefit .............................            --            --            --           672
     Current income tax (expense) ............................            --            --            --          (500)
     Equity income from investment in Hallwood Energy ........            --            --            --         1,837
                                                                                                           -----------

       Income from discontinued energy operations ............            --            --            --   $    10,734
                                                                                                           ===========

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

     The equity income in the 2001 nine month periods from investment in Hallwood Energy of $1,837,000, represented the Company's pro rata share of income available to common stockholders, and amortization of negative goodwill.

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

RELATED PARTY TRANSACTIONS

     HRP. The Company's real estate subsidiaries earn asset management, property management, leasing and construction supervision fees for their management of HRP's real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP's properties, (ii) acquisition fees equal to 1% of the purchase price of acquired properties and;
(iii) disposition fees equal to 10% of the amount by which the sales price of certain properties exceed the purchase price of such property. Hallwood Realty is also reimbursed for general and administrative costs, at cost, for administrative level salaries and compensation bonuses, employee and director insurance and allocated overhead costs. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP expire on June 30, 2004 and provide for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     A summary of the fees earned from HRP is detailed below (in thousands):

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------------------   -----------------------
                                           2002         2001         2002         2001
                                        ----------   ----------   ----------   ----------
     Property management fees .......   $      522   $      484   $    1,516   $    1,521
     Leasing fees ...................          714          169        1,404        1,883
     Asset management fees ..........          155          153          464          461
     Construction supervision fees ..           69          348          454          910
     Acquisition fees ...............           --           --           --          120
                                        ----------   ----------   ----------   ----------
       Total ........................   $    1,460   $    1,154   $    3,838   $    4,895
                                        ==========   ==========   ==========   ==========

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

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                2002          2001          2002          2001
                                             -----------   -----------   -----------   -----------
     Consulting fees .....................   $       198   $       198   $       596   $       483
     Office and administrative expenses ..            27            22            68            63
                                             -----------   -----------   -----------   -----------
       Total .............................   $       225   $       242   $       664   $       546
                                             ===========   ===========   ===========   ===========

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

         Hallwood Energy Corporation. In January 2002, the Company invested $1,500,000 in a newly-formed private energy company - Hallwood Energy Corporation ("HEC"). An additional investment of $1,500,000 was made in September 2002. The Company owns approximately 24% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's current officers and directors and certain officers and directors of its former Hallwood Energy affiliate are investors in the new privately-held entity.

         Brookwood. In 2000, Brookwood formed a joint venture with an unrelated third party that is also in a textile related industry. Brookwood is a 50% joint venture partner. The joint venture has been developing advanced lightweight, water resistant, breathable fabrics. Brookwood reported sales to the joint venture of $2,640,000 and $11,621,000 for the three month and nine month periods ended September 30, 2002, respectively, compared to $1,741,000 and $2,034,000 in the comparable 2001 periods.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company and its Brookwood subsidiary have entered into various obligations and commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2002 (in thousands):

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                           PAYMENTS DUE BY SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                           2003          2005           2007      THEREAFTER       TOTAL
                                        -----------   -----------   -----------   -----------   -----------
     OBLIGATIONS
       Long term debt
         Term Loan and Revolving
           Credit Facility ..........   $       965   $     1,586   $        --   $        --   $     2,551
         10% Debentures .............            --         6,468            --            --         6,468
         Loans payable (Brookwood) ..           295        13,995           212            --        14,502
       Capital lease obligations ....           515           671            --            --         1,186
       Operating leases .............         1,065         1,892         1,124         1,749         5,830
                                        -----------   -----------   -----------   -----------   -----------

           Total ....................   $     2,840   $    24,612   $     1,336   $     1,749   $    30,537
                                        ===========   ===========   ===========   ===========   ===========

                                             AMOUNT OF COMMITMENT EXPIRATION BY SEPTEMBER 30,
                                  -------------------------------------------------------------------
                                     2003          2005          2007       THEREAFTER       TOTAL
                                  -----------   -----------   -----------   -----------   -----------
     COMMITMENTS (Brookwood)
       Letters of Credit ......   $       109   $        --            --            --   $       109
       Employment contracts ...           279           250            --            --           629
                                  -----------   -----------   -----------   -----------   -----------

         Total ................   $       388   $       350            --            --   $       738
                                  ===========   ===========   ===========   ===========   ===========

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

         The principal ratios at September 30, 2002 are provided below (dollar amounts in thousands):

             DESCRIPTION                  REQUIRED AMOUNT                    ACTUAL
             -----------                  ---------------                    ------
TERM LOAN AND REVOLVING CREDIT FACILITY
   Net cash flow, as defined          must exceed $3,400                      $4,383
   Debt service coverage              must exceed 1.2 to 1.0                    1.54
   Senior leverage                    must be less than 2.5 to 1.0              1.22
   Collateral value coverage          must exceed 200% of loan balance         1,035%

BROOKWOOD CREDIT AGREEMENT
   Minimum net income, as defined     must exceed $1,100 ytd 9/30/02          $1,134
   Debt service coverage              must exceed 1.25 to 1.00                  1.43
   Debt to equity                     must be less than 45%                       43%

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's unrestricted cash and cash equivalents at September 30, 2002 totaled $1,165,000.

         In March 2002, the Company and its HWG, LLC subsidiary entered into the $7,000,000 Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder in March 2002 and requires a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. At September 30, 2002, the Company was in compliance with its loan covenants. The Company has not drawn any funds on the revolving credit facility, and therefore has $4,000,000 of unused borrowing capacity.

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

         Brookwood maintains a revolving line of credit facility which is collateralized by accounts receivable, certain inventory and equipment, and separate acquisition and equipment credit facilities. At September 30, 2002, Brookwood had an additional $1,224,000 of borrowing base availability under its revolving line of credit facility. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the amended loan agreement. At September 30, 2002, Brookwood was in compliance with its loan covenants.

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

         In October 2002, Brookwood entered into an agreement with its joint venture partner to acquire the remaining fifty percent interest in the joint venture. Among other things, terms include payment of $1,000,000, to be borrowed under Brookwood's revolving credit facility, and the issuance of a two-year promissory note, payable quarterly beginning January 2003, for an amount to be mutually agreed upon by the parties. Completion of the transaction is subject to various approvals.

         The Company's hotel segment experienced cash flow difficulties during 2000, due to weaker occupancy and average daily rates at several hotels. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. At September 30, 2002, the Company continues to operate one hotel, which has been classified as hotel held for use. The Company did not receive any proceeds from completion of foreclosure or sale of hotel properties and all non-recourse debt has been extinguished. Payments on the three capital leases continue to be made by the Company or its one operating hotel subsidiary.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABUT MARKET RISK

         There have been no material changes to the Company's market risks during the nine months ended September 30, 2002.

         The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of September 30, 2002, the Company's total outstanding loans and debentures payable of $24,707,000 were comprised of $11,369,000 of fixed rate debt and $12,338,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $247,000, assuming that outstanding debt remained at current levels.

         The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of September 30, 2002, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. It is the conclusion of the registrant's principal executive officer and principal financial officer that the registrant's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this quarterly report, are effective.

         Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     2   Changes in Securities                                                   None

     3   Defaults upon Senior Securities                                         None

     4   Submission of Matters to a Vote of Security Holders                     None

     5   Other Information                                                       None

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits                                                           None

         (b)  Reports on Form 8-K

              (i) Dated August 14, 2002 -- Certification of principal executive officer and principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of Form 10-Q for the quarter ended June 30, 2002

              (ii) Dated September 3, 2002 -- Disclosure of Supreme Court of
                   Delaware decision in Gotham Partners, L.P. vs. Hallwood Realty Partners, L.P., et al (c.a. no. 15754)

----------

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE HALLWOOD GROUP INCORPORATED



Dated: November 14, 2002                 By:         /s/ Melvin J. Melle
                                             ----------------------------------
                                               Melvin J. Melle, Vice President
                                                (Duly Authorized Officer and
                                                   Principal Financial and
                                                     Accounting Officer)

                              OFFICER CERTIFICATION


I, Anthony J. Gumbiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hallwood Group Incorporated (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                          /s/ Anthony J. Gumbiner
       ------------------                         ------------------------------
                                                  By: Anthony J. Gumbiner
                                                  Title: Chief Executive Officer

                              OFFICER CERTIFICATION


I, Melvin J. Melle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Hallwood Group Incorporated (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                          /s/ Melvin J. Melle
       --------------------                       ------------------------------
                                                  By: Melvin J. Melle
                                                  Title: Chief Financial Officer