Form 10-K
period 2002-12-31
HALLWOOD GROUP INC
filed 2003-04-15
CIK 355766

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM           TO

     FOR THE YEAR ENDED DECEMBER 31, 2002                COMMISSION FILE NUMBER: 1-8303

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 528-5588

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    --------------                          -----------------------------------------
            Common Stock ($0.10 par value)                           American Stock Exchange
           10% Collateralized Subordinated                           New York Stock Exchange
             Debentures Due July 31, 2005

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X].

     The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of the last business day of June 2002, based on the closing price of $5.97 per share on the American Stock Exchange, was $3,784,000.

     1,361,343 shares of Common Stock, $0.10 par value per share, were outstanding at March 28, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        THE HALLWOOD GROUP INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    2
Item 2.     Properties..................................................   13
Item 3.     Legal Proceedings...........................................   14
Item 4.     Submission of Matters to a Vote of Security Holders.........   14

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   14
Item 6.     Selected Financial Data.....................................   15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   16
Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   28
Item 8.     Financial Statements and Supplementary Data.................   29
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   29

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   29
Item 11.    Executive Compensation......................................   29
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   30
Item 13.    Certain Relationships and Related Transactions..............   30
Item 14.    Controls and Procedures.....................................   30

                                   PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   31

                                     PART I

ITEM 1.  BUSINESS

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (AMEX:HWG), a Delaware corporation, is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. Financial information for each business segment is set forth in Note 19 to the consolidated financial statements. The Company's former energy and hotel business segments were previously reclassified to discontinued operations.

     Real Estate. Real estate operations are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC ("Hallwood Realty") and Hallwood Commercial Real Estate, LLC ("HCRE"). Hallwood Realty is the sole general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly-traded, master limited partnership (AMEX:HRY). At December 31, 2002, HRP owned 14 real estate properties in six states containing 5,199,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses. The HRP Form 10-K for the year ended December 31, 2002 is included elsewhere within this document.

     Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. Hallwood Realty and HWG, LLC account for their ownership in HRP using the equity method of accounting, recording their pro rata share of net income (loss) and partners' capital transactions reported by HRP.

     Real estate accounted for 7% of the Company's total revenues from continuing operations in 2002, compared to 10% in 2001 and 8% in 2000.

     Textile Products. Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated subsidiary ("Brookwood"). Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Brookwood principally operates as a converter in the textile industry, purchasing fabric from mills that is dyed and finished at its own plant, located in Rhode Island, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood, a large textile converter of nylon and polyester fabrics, is one of the largest coaters of woven nylons in the United States. Brookwood is known for its extensive, in-house expertise in high-tech and high-fashion fabric development, and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by consumers, military and industrial customers.

     The Brookwood Roll Goods Division serves manufacturers by maintaining an extensive in-stock, short-lot service of woven nylon and polyester fabrics, offering an expansive inventory in excess of two million yards stocked in a wide array of colors. As speed is essential in this area, Brookwood Roll Goods has positioned its sales and distribution facilities in southern California and Rhode Island to allow shipment on a same day/next day basis.

     The First Performance Fabric Division buys and sells short lots, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at promotional prices. The products offered include nylon for consumer uses, such as activewear, outerwear, swimwear as well as nylons used for balloons, luggage, bags, flags and banners.

     During 2000, Brookwood formed a joint venture, Strategic Technical Alliance, LLC ("STA"), with an unrelated party that is also in a textile-related industry. The business of STA is to produce advanced breathable, waterproof laminate materials for military applications. STA was 50% owned by each party with operating and management decision-making shared equally by both parties. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood, effectively making STA a wholly owned Brookwood subsidiary. Since that date, the financial results of STA have been fully consolidated. Prior to the acquisition, Brookwood utilized the equity method of accounting.

     The textile industry historically experiences seasonality swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood enjoys a fairly steady stream of orders that comprise its backlog. However, the seasonality swings and backlog are subject to military contracts granted, from time to time, to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to support its sales requirements and has historically enjoyed a consistent turnover ratio.

     In January 2003, Brookwood was granted a patent for its "breathable waterproof laminate and method for making same", which is a critical process in its production of speciality fabric for U.S. military contractors. Brookwood has no other patents pending. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

     Textile products accounted for 88% of the Company's total revenues from continuing operations in 2002, compared to 86% in 2001 and 90% in 2000.

     Other. Other revenues include amortization of the Company's noncompetition agreement fee received from the sale of its former energy investment in 2001, revenue from a leased hotel property (a 112-room GuestHouse Suites Plus hotel in Huntsville, Alabama), interest and other income and equity income (loss) from its investment in a newly-formed, private energy company.

     Other expenses include administrative, interest, hotel operating costs, cost of Separation Agreement and loss from debt extinguishment. Administrative expenses represent the general costs of operating a public company, including consulting fees paid to HSC Financial Corporation, an entity associated with the Company's chairman and principal stockholder, Anthony J. Gumbiner. Hotel operating costs relate only to the leased hotel property the Company continues to operate. Interest expense relates principally to the Term Loan and Revolving Credit Facility, 10% Debentures, the Company's obligation in connection with the Separation Agreement among the Company, a former officer and director and a related trust (the "Separation Agreement"), a former Senior Secured Term Loan and former loans from the Company's chairman and principal stockholder. The cost of Separation Agreement represents an additional accrual of future cash payments through December 2004 to the aforementioned trust. The loss from extinguishment of debt relates to the write off of unamortized deferred loan costs associated with the repayment of the former Senior Secured Term Loan in 2001.

     New Energy Investment. During 2002, the Company invested $3,500,000 in a newly-formed, private energy company -- Hallwood Energy Corporation ("HEC"). HEC is presently in the developmental stage, having drilled seven test wells in the Barnett Shale Formation of Johnson County, Texas. After constructing an extensive gas gathering system, HEC commenced commercial production and sales from three of the seven wells in February 2003. In March 2003, a fourth well was placed in production, a fifth well was in the process of being completed and a sixth well was nearing completion of drilling operations. These two wells are expected to begin production in April 2003. One well, after numerous completion attempts, has been temporarily abandoned. HEC anticipates that it will drill at least six additional wells during the remainder of 2003. HEC holds oil and gas leases covering 32,254 and 28,329 gross and net acres, respectively, in Johnson and Hill Counties, Texas as of March 2003. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's current officers and directors and certain officers and directors of its former energy affiliate are investors in HEC.

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

     In December 2000, the Company decided to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures, or by selling or otherwise disposing of its hotel properties. As part of the planned disposition, in December 2001 and 2000, the Company evaluated the operations and economic environment in which each of the hotels operated and determined it was appropriate to record impairments of $935,000 and $4,000,000, respectively, to reduce their carrying values to estimated fair market values.

     In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites hotel in Sarasota, Florida. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites hotel in Oklahoma City, Oklahoma. In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby the Company transferred all of its capital stock of Hallwood Hotels-OKC, Inc., the entity that owned the Embassy Suites hotel, to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan. The Company reported the transaction as a gain from extinguishment of debt in the amount of $316,000, before a deferred tax charge of $100,000.

     During 2001, the Company determined it would retain its leasehold interest in the GuestHouse Suites Plus hotel located in Huntsville, Alabama, the results of which have been reported in continuing operations.

     In January 2002, with assistance and consent of the lender, the Company sold the GuestHouse Suites Plus hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement, which included a release that discharged the Company from any further loan obligations. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000. In February 2002, the lender for the GuestHouse Suites Plus hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000.

     The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over eighteen months, in exchange for a full release regarding the Embassy Suites hotel; and (ii) to pay $250,000 in cash, in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters.

     Discontinued Operations -- Energy. In March 2001, Hallwood Energy Corporation ("Hallwood Energy") announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. ("Pure"), agreed to acquire all the outstanding common stock of Hallwood Energy at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood Energy at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood Energy. The Company also agreed to tender all of its shares of common stock in the tender offer and granted to Pure an irrevocable proxy to vote in favor of the merger, on the same terms as provided in the merger agreement. Pure commenced its tender offer in April 2001, with an expiration date of May 8, 2001. On May 9,

2001, Pure announced that it had successfully completed its tender offer, and had acquired approximately 85% of the Hallwood Energy common stock and 78% of the Hallwood Energy preferred stock. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. Hallwood Energy was engaged in the development, exploration, acquisition and production of oil and gas properties. Hallwood Energy owned interests in properties primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the Permian Basin in West Texas and onshore South Louisiana. The Company also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential.

COMPETITION, RISKS AND OTHER FACTORS

  THE COMPANY

     If the Company cannot generate sufficient cash flows from operations, it may need additional capital. If the Company cannot generate enough cash flow from operations to finance its business in the future, it will need to raise additional capital through public or private financing or asset sales. If the Company borrows money, it may be required to agree to restrictions limiting its operating flexibility. If the Company requires additional capital but is not able to obtain such capital, it would have a material adverse effect on its operations and the Company's ability to service its debt.

     Risk of Rising Interest Rates. A portion of the Company's indebtedness bears interest at variable rates. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Accordingly, increases in interest rates could increase the Company's interest expense, which could adversely affect cash flow from future operations and the Company's ability to service its debt.

     Influence of Significant Stockholder. The Company's chairman, Anthony J. Gumbiner, is also a significant stockholder of the Company. A trust, of which Mr. Gumbiner and his family are beneficiaries, indirectly owns approximately 56% of the Company's outstanding common stock (61% including currently exercisable stock options held by Mr. Gumbiner) as of March 31, 2003. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

     Competition for skilled personnel could increase our labor costs. The Company competes with various other companies in attracting and retaining qualified and skilled personnel. The Company depends on its ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of the Company. Competitive pressures may require that the Company enhance its pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if the Company fails to attract and retain qualified and skilled personnel, its business and operating results could be adversely affected.

     The Company is dependent on its key personnel whose continued service is not guaranteed. The Company is dependent upon its executive officers for strategic business direction and real estate experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company's operations.

     Restrictions on Stock Transfers and Ownership Limits. The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits. The restriction prohibits any transfer of common stock to any person that results in ownership in excess of 4.75% of the then outstanding shares. The restriction can be waived only with the approval of the Company's board of directors. The restriction can impede a third party from acquiring the Company, even if such an acquisition would be beneficial to the Company's stockholders.

     Risk of Loan Covenant Violations or 10% Debenture Restrictions. The Company's Term Loan and Revolving Credit Facility and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Term Loan and Revolving Credit Facility requires a minimum debt service coverage ratio for each rolling four quarter period, as defined, of 1.20 to 1.00, a senior leverage ratio, as defined, of no greater than 2.50 to 1.00 and a minimum collateral value coverage of 200% of the outstanding loan balance. Additionally, Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a minimum debt service coverage ratio of 1.25 to 1.00, a debt to equity ratio of 50% and a minimum net income requirement both at the interim quarters, as well as for the year ended December 31, 2002. Brookwood did not meet the minimum net income requirement for the 2002 year, which caused an event of default as of December 31, 2002. Brookwood received a waiver from its lender for the covenant violation. The Indenture for the 10% Debentures contains various covenants, principally the risk associated with a subsidiary commencing receivership, bankruptcy or insolvency proceedings, which if violated, may result in a call of the entire issue.

     Risk of Litigation. The Company is currently a party to various litigation matters, as described more fully in Item 3 -- Legal Proceedings and Note 18 to the Company's consolidated financial statements. An unfavorable decision on the matters could have an adverse effect on the Company. In particular, the Company is a defendant in certain litigation in Delaware state court. The trial court in that matter ruled that the Company pay a judgment in the amount of $3,417,000 to HRP, plus pre-judgment interest of approximately $2,891,000 to HRP. In October 2001, the Company paid $6,405,000, including post-judgment interest of $97,000, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. The plaintiff and certain defendants appealed the ruling. In August 2002, the Supreme Court of Delaware affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, however, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Delaware Court of Chancery in October 2002. A further hearing on the remand is scheduled to take place in May 2003, with a decision by the Chancery Court to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

REAL ESTATE

     Concentration Risks. The Company's real estate subsidiaries receive a substantial portion of their revenues from management, leasing and other services provided to HRP. Any adverse effect on HRP's operations could affect the Company through reduced fee income. Further, the early cancellation or non-renewal of the management contracts between HRP and the Company's real estate subsidiaries, which expire in June 2004, would have a material adverse effect on the Company.

     Deterioration in Economic Conditions and the Real Estate Markets Could Impair HRP's Business. The commercial real estate industry depends on a number of factors relating to global, national, regional and local general and economic conditions, including inflation, interest rates, taxation policies, availability of credit, war, threat of war, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP's business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP's financial position could be adversely affected. Such effects could include: a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate. HRP's cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessful appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

     Interest Rate Risks. Because only one of its mortgage loans, with a $25,000,000 principal balance and interest at LIBOR plus 130 basis points, has a floating interest rate, HRP's exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing interest rate. As of December 31, 2002, HRP had mortgage loans totaling $172,552,000 with fixed interest rates from 6.97% to 8.7% (with an effective average interest rate of 8.21%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate, compared to the existing rate, will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

     Insurance Risks. Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business, and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retention and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP's ability to obtain appropriate insurance coverages at reasonable costs; however, at this time the only impact on HRP has been an increase in premiums. HRP has $250,000,000 of terrorism insurance coverage.

     Environmental Risks. Various national, state and local laws and regulations impose liability on real property owners, such as HRP, for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances. The liability may be imposed even if the original actions were legal and HRP did not know of, or was not responsible for, the presence of such hazardous or toxic substances. HRP may also be solely responsible for the entire payment of the liability if it is subject to joint and several liability with other responsible parties who are unable to pay. HRP may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site. HRP cannot be sure that any of such liabilities to which it may become subject will not have a material adverse effect upon its business, results of operations or financial condition. Certain HRP properties are known to contain asbestos. Removal of asbestos at HRP's properties is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

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

     Other. HRP's business is subject to other factors: (i) HRP's basic investment strategy is to hold real estate properties until what it believes to be an optimal time to sell them. HRP normally would sell properties during relatively strong real estate markets, however factors beyond HRP's control could make it necessary for HRP to dispose of properties during weak markets. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing assets during weak markets; (ii) HRP has financed its operations with cash flow from profitably operating its established properties. If HRP does not generate enough cash from operations to finance its business in the future, it will need to raise additional funds through public or private financing or asset sales. If HRP borrows additional funds, it may be required to agree to restrictions limiting its operating flexibility. If HRP requires additional funds and is not able to obtain such funds, it would have a material adverse effect on HRP's operations; (iii) HRP has certain mortgage loans that require compliance with loan covenants and restrictions, which if not met will trigger a default. Additionally, these loans contain restrictions that limit certain actions; (iv) HRP's properties are subject to the Americans with Disabilities Act. HRP and the Company's real estate subsidiaries acting on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues; and (v) HRP is currently a party to certain litigation, the outcome of which is uncertain.

  TEXTILE PRODUCTS

     Supplier Risks. Brookwood purchases a significant amount of the fabric it uses from a small number of suppliers. Brookwood believes that the loss of any one or more of its suppliers would not have a long-term material adverse effect on Brookwood, because other manufacturers with which Brookwood conducts business would be able to fulfill Brookwood's requirements. However, the loss of certain of Brookwood's suppliers could, in the short term, adversely affect Brookwood's business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Brookwood has not experienced any significant disruptions in supply as a result of shortages in the supply fabrics.

     Concentration of Credit Risk. The financial instruments that potentially subject Brookwood to concentration of credit risk consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. Brookwood manages its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors.

     The amount of receivables that Brookwood could factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk, if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors' performance under their agreements.

     Risk of Loan Covenant Violations. Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a minimum debt service coverage ratio of 1.25 to 1.00, a debt to equity ratio of 50% and a minimum net income requirement at the interim quarters, as well as $1,500,000 for the year ended December 31, 2002. Brookwood did not meet the minimum net income requirement for the 2002 year, which caused an event of default under the credit agreement as of December 31, 2002. Brookwood received a waiver from its lender for the covenant violation.

     Environmental Risks. Kenyon Industries, Inc. ("Kenyon") and Brookwood Laminating, Inc. ("Brookwood Laminating") are wholly owned subsidiaries of Brookwood. Kenyon and Brookwood Laminating are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements. Kenyon and Brookwood Laminating are also subject to laws, such as The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Kenyon and Brookwood Laminating are not aware of any releases for which they may be liable under CERCLA or any analogous provision. Actions by federal, state and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the cost and/or the ability to produce products and thereby have a material adverse effect upon Kenyon, Brookwood Laminating or Brookwood.

     Brookwood does not currently anticipate any material adverse effect on its business, results of operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of Brookwood's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

     Patent and Trademark Risks. Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States patent and trademark registrations. Brookwood has a number of trademark applications pending, although no assurance can be given that trademarks will ever be issued from such applications or that any trademarks, if issued, will be determined to be valid. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent or trademark protection and therefore such trade secrets could be infringed upon and such infringement could have a material adverse effect on its business, results of operations, financial condition or competitive position.

     Competition. The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

     Brookwood sells primarily to domestic apparel manufacturers, some of which operate offshore sewing operations. Some of Brookwood's customers have moved their business offshore during the past few years. Brookwood has responded by shipping fabric to Asia directly and also by supplying finished products and garments directly to manufacturers. Brookwood competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than Brookwood. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Brookwood's management believes that Brookwood maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

     Brookwood's competitive position varies by product line. There are several major domestic competitors in the synthetic fabrics business, none of which dominates the market. Brookwood believes, however, that it has a strong competitive position. In addition, Brookwood believes it is one of only three finishers successful in printing camouflage on nylon for sale to apparel suppliers of the U.S. government. Additional competitive strengths of Brookwood include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art fabric finishing equipment at its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

     Risks Relating to Imports. Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements, which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration is estimated to represent in excess of 90% of the U.S. market.

     The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization ("WTO") in 1995 has resulted in the phase out of quotas on textiles and apparel through 2004. In addition, tariffs on textile and apparel products will be reduced, but not eliminated, over the same ten-year period. After the end of ten years, the textile and apparel trade would revert to regular WTO rules that prohibit quotas and most other non-tariff barriers. Various other proposals have been presented for WTO consideration, which could lead to further significant changes in worldwide tariffs beyond those already anticipated.

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

     Labor Relations. Brookwood's Kenyon Industries, Inc. subsidiary has entered into a collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately

239 employees at its Rhode Island plant facilities. The collective bargaining agreement expires on February 29, 2004. Management believes that overall relations with employees are good.

RELATED PARTY TRANSACTIONS

     HRP. The Company's real estate subsidiaries earn asset management, property management leasing and construction supervision fees for their management of HRP's real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP's properties,
(ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount by which the sales price of a property exceeds the purchase price of such property. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP expire on June 30, 2004 and provide for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     Hallwood Realty is also reimbursed for certain costs and expenses, at cost, for administrative level salaries and bonuses, employee and director insurance and allocated overhead costs. In addition, since HRP does not employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Hallwood Realty and HCRE by HRP.

     A summary of the fees earned from HRP is detailed below (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Leasing fees...............................................  $2,151   $2,158   $2,601
Property management fees...................................   2,029    2,009    1,916
Asset management fees......................................     618      609      581
Construction supervision fees..............................     582    1,204      917
Acquisition fees...........................................      --      120       74
                                                             ------   ------   ------
     Total.................................................  $5,380   $6,100   $6,089
                                                             ======   ======   ======

     HSC Financial Corporation. The Company has entered into a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation associated with Mr. Anthony J. Gumbiner, the Company's chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, at a rate of $795,000 per year ($495,000 prior to May 2001). HSC is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company's or its subsidiaries' board of directors. Additionally, the Company reimburses HSC for reasonable and necessary expenses of office space and administrative services. A summary of the fees and expenses paid to HSC are detailed below (in thousands):

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Consulting fees.............................................  $795   $683   $495
Office space and administrative services....................    98     86    117
Bonus.......................................................    33     33     --
                                                              ----   ----   ----
     Total..................................................  $926   $802   $612
                                                              ====   ====   ====

     In addition, HSC performs services for certain affiliated entities that are not subsidiaries of the Company, for which it receives consulting fees, bonuses or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.

     Hallwood Investments Limited. During 2000 and 2001, the Company entered into loan agreements totaling $4,000,000 with Hallwood Investments Limited, an entity with which Mr. Gumbiner is associated. Several factors contributed to the Company's cash flow needs at the time, including difficulties experienced by the Company's hotel operations and restriction on the availability of distributions and tax-sharing payments from Brookwood. The loans bore an interest rate of 10% and were repaid in December 2001 and March 2002.

     HEC. During 2002, the Company invested $3,500,000 in HEC, a newly-formed, private energy company. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's current officers and directors and certain officers and directors of its former energy affiliate are investors in HEC.

     Brookwood. During 2000, Brookwood formed STA with an unrelated party that is also in a textile-related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 note bearing interest at the prime rate and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. Brookwood reported sales to STA of $11,444,000, $5,342,000 and $4,516,000 for the period through September 2002 and for the years ended December 31, 2001 and 2000, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2002 (in thousands):

                                           PAYMENTS DUE DURING THE YEAR ENDING DECEMBER 31,
                                    --------------------------------------------------------------
                                     2003     2004      2005    2006   2007   THEREAFTER    TOTAL
                                    ------   -------   ------   ----   ----   ----------   -------
CONTRACTUAL OBLIGATIONS
Long term debt
  Term Loan and Revolving Credit
    Facility......................  $  980   $ 1,052   $  785   $ --   $ --     $   --     $ 2,817
  10% Debentures..................      --        --    6,468     --     --         --       6,468
  Loans payable (Brookwood).......     824    11,763      383    180     97         --      13,247
Capital lease obligations.........     522       544       --     --     --         --       1,066
Separation Agreement..............     500     3,500       --     --     --         --       4,000
Operating leases..................   1,121     1,076      834    653    538      1,614       5,836
                                    ------   -------   ------   ----   ----     ------     -------
    Total.........................  $3,947   $17,935   $8,470   $833   $635     $1,614     $33,434
                                    ======   =======   ======   ====   ====     ======     =======

                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                     DURING THE YEAR ENDING DECEMBER 31,
                                            ------------------------------------------------------
                                            2003   2004   2005   2006   2007   THEREAFTER   TOTAL
                                            ----   ----   ----   ----   ----   ----------   ------
COMMERCIAL COMMITMENTS
  Employment contracts....................  $400   $200   $50     --     --        --       $  650
  Letters of Credit.......................   393     --    --     --     --        --          393
                                            ----   ----   ---     --     --        --       ------
    Total.................................  $793   $200   $50     --     --        --       $1,043
                                            ====   ====   ===     ==     ==        ==       ======

     The Company's Term Loan and Revolving Credit Facility and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Term Loan and Revolving Credit Facility requires a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a minimum net income and debt service coverage ratio and a debt to equity ratio.

     The principal ratios, as defined in the respective agreements, as of the end of the quarters in the year ended December 31, 2002 are provided below (dollar amount in thousands):

DESCRIPTION                            REQUIRED AMOUNT        DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
-----------                            ---------------        ------------   -------------   --------   ---------
TERM LOAN AND REVOLVING
CREDIT FACILITY
  Net cash flow, as defined       must exceed $3,400........     $5,941         $4,756        $4,117       n/a
  Debt service coverage           must exceed 1.2 to 1.0....       2.01           1.67          1.58       n/a
  Senior leverage                 must be less than 2.5 to
                                    1.0.....................       1.53           1.22          1.46       n/a
  Collateral value coverage       must exceed 200% of loan
                                    balance.................        877%         1,035%          743%      n/a
BROOKWOOD CREDIT AGREEMENT
  Minimum net income, as defined  must exceed:
                                    $300 ytd 3/31/02........                                              $304
                                    $750 ytd 6/30/02........                                  $  770
                                    $1,100 ytd 9/30/02......                    $1,134
                                    $1,500 ytd 12/31/02.....     $1,436
  Debt service coverage           must exceed 1.25 to
                                    1.00....................       1.91           1.43          1.71      1.33
  Debt to equity                  must be less than 50%.....         39%            43%           48%       40%

     The Company was in compliance with its loan covenants under the Term Loan and Revolving Credit Facility as of December 31, 2002 and for all interim periods during 2002.

     Brookwood was in compliance with its loan covenants for all interim periods during 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required for a minimum net income of $1,500,000, was not met as Brookwood's net income for the year ended December 31, 2002 was $1,436,000. Brookwood obtained a waiver for this violation from the lender, and believes that it will be in compliance with all of its covenants for 2003.

     The Indenture for the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue. The principal covenants prohibit any subsidiary of the Company from commencing receivership, bankruptcy or insolvency proceedings.

     Number of Employees. The Company had 548 and 546 employees as of February 28, 2003 and 2002, respectively, comprised as follows:

                                                              FEBRUARY 28,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Continuing Operations
  Hallwood..................................................     5       5
  Brookwood.................................................   425     401
  HCRE......................................................    68      75
  Hotel.....................................................    28      28
  Hallwood Realty...........................................    22      20
                                                               ---     ---
     Sub-total..............................................   548     529
Discontinued Operations
  Hotels....................................................    --      17
                                                               ---     ---
     Total..................................................   548     546
                                                               ===     ===

     A substantial amount of the salaries and related costs for the employees of HCRE and Hallwood Realty are reimbursed by HRP.

     Brookwood's Kenyon Industries, Inc. subsidiary has entered into a collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 239 employees at its Rhode Island plant facilities. The collective bargaining agreement expires on February 29, 2004. Management believes that overall relations with employees are good.

ITEM 2.  PROPERTIES

  REAL PROPERTIES

     The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

     Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

                                                           DECEMBER 31, 2002
                                            ------------------------------------------------
                                            OPERATING    NON-OPERATING
PROPERTY TYPE                               PROPERTIES    PROPERTIES     TOTAL    PERCENTAGE
-------------                               ----------   -------------   ------   ----------
Dyeing and finishing plant -- Rhode
  Island(1)...............................    $4,919          $--        $4,919       91%
Hotel -- Alabama(2).......................       442           --           442        9
Parking Lot -- Texas(3)...................        --           50            50        *
                                              ------          ---        ------      ---
     Total................................    $5,361          $50        $5,411      100%
                                              ======          ===        ======      ===

---------------

 *  Less than 1%.

(1) Property pledged as collateral under loan agreement.

(2) Cost represents purchased leasehold interest and capital improvements. Property pledged as collateral under bond indenture.

(3) Pledged in March 2003 in connection with settlement of hotel litigation matter.

                                                                 DECEMBER 31, 2002
                                                         ---------------------------------
                                                          NUMBER OF
GEOGRAPHIC DISTRIBUTION                                  INVESTMENTS   AMOUNT   PERCENTAGE
-----------------------                                  -----------   ------   ----------
Rhode Island...........................................       1        $4,919       91%
Alabama................................................       1           442        9
Texas..................................................       1            50        *
                                                             --        ------      ---
     Total.............................................       3        $5,411      100%
                                                             ==        ======      ===

---------------

* Less than 1%.

     As of December 31, 2002 no real estate property constituted 10% or more of consolidated assets.

     The textile products' dyeing and finishing plant was custom-built and is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood's revolving credit agreement contains a covenant to reasonably maintain property and equipment.

     The Company intends to continue operating the leased GuestHouse Suites Plus hotel in Huntsville, Alabama under license and, as such, must meet and maintain standards established by the licensor. The Company does not plan to make any additional significant investment in property.

  OFFICE SPACE

     The Company shares offices with HRP in Dallas, Texas and pays a pro-rata share of lease and other office-related costs. The lease for the office space expires in November 2008 and contains a one-time option to terminate the lease in November 2005.

     Brookwood maintains its corporate headquarters in New York City and leases its office space pursuant to a lease, which expires in August 2006.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, certain of its affiliates and others have been named as defendants in several lawsuits relating to various transactions in which it or its affiliated entities participated. The Company and its affiliates intend to defend, or in some cases negotiate to settle, the remaining actions and does not currently anticipate that such actions will have a material adverse effect on its financial condition, results of operations or cash flows of the Company. See
Note 18 to the Company's consolidated financial statements for a discussion of such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock, $0.10 par value per share ("Common Stock"), are traded on the American Stock Exchange under the symbol of HWG. There were 769 stockholders of record as of March 28, 2003.

     The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the American Stock Exchange.

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                             2002            2001
                                                         -------------   -------------
QUARTERS                                                 HIGH     LOW    HIGH     LOW
--------                                                 -----   -----   -----   -----
First..................................................  $6.60   $6.00   $6.62   $4.00
Second.................................................   6.90    5.60    7.45    5.10
Third..................................................   7.60    5.30    7.40    4.85
Fourth.................................................   7.26    6.50    6.20    5.15

     The Company did not pay cash dividends in 2002 or 2001 and, so long as the Term Loan and Revolving Credit Facility remains outstanding, is restricted from paying cash dividends on its Common Stock.

     The closing price per share of the Common Stock on the American Stock Exchange on March 28, 2003 was $6.50.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   2002      2001      2000       1999      1998
                                                  -------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES
Real estate(a), (b).............................  $ 7,095   $ 8,514   $ 6,763   $ 10,358   $10,850
Textile products................................   85,933    69,579    73,852     80,704    80,343
Other...........................................    4,128     3,309     1,628      2,198     5,303
                                                  -------   -------   -------   --------   -------
                                                   97,156    81,402    82,243     93,260    96,496
EXPENSES
Real estate(a)..................................    2,491     5,347     3,008      3,828     4,470
Textile products................................   83,266    71,705    73,397     79,139    79,245
Other...........................................    5,688     7,392     7,768      7,541     7,675
                                                  -------   -------   -------   --------   -------
                                                   91,445    84,444    84,173     90,508    91,390
                                                  -------   -------   -------   --------   -------
Income (loss) from continuing operations before
  income taxes (benefit)(b).....................    5,711    (3,042)   (1,930)     2,752     5,106
Income taxes (benefit)..........................    2,319     2,423    (1,210)    (1,014)   (3,069)
                                                  -------   -------   -------   --------   -------
Income (loss) from continuing operations........    3,392    (5,465)     (720)     3,766     8,175
Income (loss) from discontinued operations, net
  of tax
  Income (loss) from discontinued operations --
     hotels(c)..................................    3,402    (1,384)   (6,973)    (2,485)   (1,515)
  Income from discontinued
     operations -- energy(d)....................       --    11,134     2,826        438       407
                                                  -------   -------   -------   --------   -------
                                                    3,402     9,750    (4,147)    (2,047)   (1,108)
                                                  -------   -------   -------   --------   -------
Income (loss) before cumulative effect of
  accounting changes............................    6,794     4,285    (4,867)     1,719     7,067
Income (loss) from cumulative effect of
  accounting changes(e).........................      568       (40)       --         --        --
                                                  -------   -------   -------   --------   -------
Net Income (Loss)...............................  $ 7,362   $ 4,245   $(4,867)  $  1,719   $ 7,067
                                                  =======   =======   =======   ========   =======
INCOME (LOSS) PER COMMON SHARE FROM CONTINUING
  OPERATIONS(f)
  Basic.........................................  $  2.45   $ (3.89)  $ (0.54)  $   1.99   $  4.32
  Assuming dilution.............................     2.38     (3.89)    (0.54)      1.96      4.17

NET INCOME (LOSS) PER COMMON SHARE
  Basic.........................................  $  5.37   $  2.95   $ (3.45)  $   0.89   $  3.73
  Assuming dilution.............................     5.19      2.95     (3.45)      0.88      3.60

DIVIDENDS PER COMMON SHARE......................       --        --        --         --        --

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.........................................    1,361     1,420     1,425      1,870     1,882
  Assuming dilution.............................    1,415     1,420     1,425      1,899     1,947

FINANCIAL CONDITION
  Total assets..................................  $69,548   $77,567   $95,923   $101,253   $96,586
  Loans payable.................................   17,130    30,750    61,628     61,463    42,521
  Subordinated debentures.......................    6,625     6,677     6,725      6,768    21,535
  Redeemable preferred stock....................    1,000     1,000     1,000      1,000     1,000
  Common stockholders' equity...................   23,136    15,883    11,814     17,058    20,938

---------------

(a) Includes reclassification to gross-up certain construction and facilities management expenses that were previously netted against revenues. The reclassification occurred due to the adoption of

     EITF No. 01-14 -- "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income.

(b) Includes amounts previously reported as extraordinary gain (loss) from early extinguishment of debt under SFAS No. 145.

(c) The Company's hotel operations consisted of five hotel properties. In December 2000, the Company decided to discontinue and dispose of its hotel segment; however, the Company subsequently determined that it would retain the leasehold interest in one of the hotels. Historical results of the four hotels that have been disposed of have been reclassified to discontinued operations from continuing operations. The one leasehold property that the Company retained has been reported as a continuing operation.

(d) In May 2001, the Company sold its investment in Hallwood Energy which has been reclassified and reported as a discontinued operation for all periods presented herein.

(e) SFAS No. 142 became effective on January 1, 2002, which resulted in the recording of income in 2002 of $568,000, which represented negative goodwill associated with the Company's HRP investment. 2001 results included a loss from adoption of SFAS No. 133.

(f) Per share amounts have been recast for discontinued hotel and energy reclassifications and for previously reported extraordinary items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations. The Company reported net income of $7,362,000 for the year ended December 31, 2002, compared to net income of $4,245,000 for 2001, and a net loss of $4,867,000 for 2000.

     The Company reported income from continuing operations of $3,392,000 for 2002, compared to losses of $5,465,000 for 2001 and $720,000 for 2000. Revenue from continuing operations was $97,156,000 for 2002, $81,402,000 for 2001 and $82,243,000 for 2000.

     Following is an analysis of the results of continuing operations for the real estate and textile products business segments and the discontinued operations for the energy and hotel business segments:

REAL ESTATE

     Revenues. Real estate revenues of $7,095,000 for 2002, $8,514,000 for 2001 and $6,763,000 for 2000, include fee income and equity income (loss) from the Company's investments in HRP.

     Fee income of $5,667,000 for 2002 decreased by $1,128,000, or 17%, compared to $6,795,000 for 2001. The 2001 fee income decreased by $215,000, or 3%, compared to $7,010,000 for 2000. The decreases were principally due to lower leasing and construction supervision fees, which are cyclical in nature. The Company's Hallwood Realty subsidiary is the general partner of HRP and earns an asset management fee and other fees from HRP properties, which amounted to $618,000 for 2002, $729,000 for 2001 and $655,000 for 2000. The Company's HCRE
subsidiary is responsible for day-to-day on-site property management at all of HRP's properties and other properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees, which amounted to $4,762,000 for 2002, $5,371,000 for 2001 and $5,434,000 for 2000.

     The equity income (loss) from investments in HRP represents the Company's pro-rata share of the net income (loss) reported by HRP, adjusted for the elimination of intercompany income and, prior to January 1, 2002, amortization of negative goodwill. The Company recorded equity income of $1,428,000 for 2002, compared to income of $1,719,000 in 2001 and a loss of $247,000 for 2000. The 2002 decrease resulted principally from gains from property sales by HRP in 2001, partially offset by decreased litigation costs for 2002. The 2001 increase resulted from gains from property sales by HRP, improved operating performance and reduced administrative and litigation costs. The 2001 equity income was exclusive of the Company's $40,000 pro-rata share of HRP's $192,000 loss from cumulative effect of adopting SFAS No. 133, which is reported separately on the statement of operations. The 2000 equity loss resulted from reduced income reported by HRP, partially offset by reduced intercompany income adjustment related to leasing and development fees from HRP. In addition, the Company adopted Statement of Financial Accounting Standards No. 142 -- Goodwill and other Intangible Assets ("SFAS No. 142"), which resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000. This represented the unamortized amount of negative goodwill associated with the Company's equity investment in HRP.

     Expenses. Real estate expenses of $2,491,000 for 2002, $5,347,000 for 2001 and $3,008,000 for 2000, include administrative expenses, depreciation and amortization and litigation expense.

     Administrative expenses decreased by $496,000, or 21%, to $1,819,000 for 2002, compared to $2,315,000 for 2001. The 2001 expenses decreased by $21,000, or 1%, compared to $2,336,000 for 2000. The decreases were primarily attributable to the payments of commissions associated with leasing income and fluctuations in construction and facilities management expenses, which can vary significantly from year to year due to the transactional nature of the services.

     Amortization expense of $672,000 for each of the three years 2002, 2001 and 2000 relates to Hallwood Realty's general partner interest in HRP to the extent allocated to management rights, which is being amortized over a ten year period ending in October 2003. At December 31, 2002, the unamortized cost remaining was $560,000.

     Litigation expense of $2,360,000 was recorded for 2001. The Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000. The principal component of the judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and added to the Company's investment in the limited partnership units. The interest component of the judgment amount has been recorded as an expense, after elimination of the Company's $533,000 pro rata share of the income that will be reported by HRP as a result of the payment. The Company paid $6,405,000 (including post-judgment interest) to HRP in October 2001, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal.

TEXTILE PRODUCTS

     Revenues.  Textile revenues were $85,933,000 in 2002, $69,579,000 in 2001 and $73,852,000 in 2000.

     Sales of $84,770,000 in 2002 increased by $15,876,000, or 23%, compared to $68,894,000 in 2001 and decreased by $4,958,000, or 7%, in 2001, compared to
$73,852,000 in 2000. The 2002 increase was principally due to renewed activity in the military business. The 2001 decrease was principally in the distribution business as a result of lower overall demand, the continued trend of U.S. customers moving production out of the country and the September 11th terrorist attacks that adversely impacted the tourism industry, as well as luggage and outerwear business, partially offset by increased revenues at the dyeing and finishing and laminating plants and revenues from new customers and new production processes to diversify Brookwood's product base. Brookwood had one customer that accounted for more than 10% of its net sales during 2002. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2003. Sales to that customer were $18,600,000, $3,800,000 and $42,000 in 2002, 2001 and 2000, respectively.

     During 2000, Brookwood formed STA with an unrelated third party that is also in a textile-related industry. STA acquired the 50% ownership interest not owned by Brookwood in September 2002. Accordingly, STA became a wholly owned subsidiary in September 2002. Prior to the acquisition, Brookwood utilized the equity method of accounting. Brookwood's equity income from STA in 2002 was $1,163,000 (prior to acquisition) and $685,000 in 2001.

     Expenses. Total expenses increased $11,561,000, or 16%, to $83,266,000 in 2002. The 2001 expenses decreased $1,692,000 to $71,705,000 from $73,397,000 in
2000.

     Cost of sales increased $13,096,000 to $71,481,000, or 22%, in 2002. The
2001 cost of sales of $58,385,000 decreased by $4,016,000, or 6%, compared to $62,401,000 in 2000. The gross profit margin was 15.7%, 15.2% and 15.5% in 2002,
2001 and 2000, respectively.

     Administrative and selling expenses of $11,243,000 for 2002 increased by $487,000, or 5%, from the 2001 amount of $10,756,000, which increased $945,000, or 10%, compared to the 2000 amount of $9,811,000. The increase in 2002 resulted primarily from an increase in indirect and administrative payroll costs. The increase in 2001 was attributable to costs related to the development of new business products, costs incurred in a brief strike at the dyeing and finishing plant and costs associated with the settlement of a contingent obligation in the amount of $375,000.

     Interest expense decreased by $576,000, or 52%, to $542,000 for 2002, and increased by $67,000 for 2001 to $1,118,000 in 2001 from the 2000 amount of $1,185,000. The 2002 decrease was principally due to lower interest rates, while the 2001 decrease was the result of higher average borrowings and lower interest rates.

     In 2001, management conducted an analysis of the carrying values of certain intangible assets related to acquisitions made in prior years by Brookwood and determined that Brookwood suffered an impairment to those values due to adverse economic trends and conditions. Accordingly, an impairment charge of $1,446,000 was recorded in December 2001.

OTHER

     Revenues. Total revenues were $4,128,000 in 2002, $3,309,000 in 2001 and $1,628,000 in 2000.

     Fee revenue of $2,417,000 in 2002 and $1,410,000 in 2001 is attributable to the amortization of deferred revenue from the noncompetition agreement associated with the sale of the Company's investment in Hallwood Energy. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in oil and gas activities in certain geographic areas, for period of three years. The original $7,250,000 cash payment is being amortized over a three year period which began June 2001.

     Hotel revenue from the leased GuestHouse Suites Plus hotel in Huntsville, Alabama was $1,576,000 in 2002, compared to $1,677,000 in 2001 and $1,540,000 in
2000. The $101,000 decrease, or 6%, in 2002 was due to decreased occupancy, partially offset by an increased average daily rate. The 9% increase in 2001 was attributable to increased occupancy, partially offset by a reduced average daily rate. Revenues have been adversely impacted by a general downturn in the hotel industry and increased competition in the Huntsville market.

     Interest and other income in 2002 was $322,000, compared to the 2001 amount of $222,000 and $88,000 in 2000. The 2002 increase was due to a gain of $296,000 on the exercise of an option and sale of a marketable security. The 2001 increase resulted from increased interest income on invested funds from the sale of Hallwood Energy.

     Equity loss of $187,000 in 2002 relates to the Company's pro rata share of loss from HEC's operations, which commenced in 2002.

     Expenses. Administrative expenses were $1,940,000 for 2002, compared to $2,279,000 for 2001 and $1,837,000 for 2000. The decrease of $339,000, or 15%, in 2002 and increase of $442,000, or 24%, in 2001 were primarily attributable to fluctuating consulting and professional fees.

     Hotel expenses include operating expenses, depreciation and interest costs associated with the GuestHouse Suites Plus hotel in Huntsville, Alabama, which the Company has retained and continues to operate. Hotel expenses increased by $83,000, or 5%, to $1,898,000 in 2002, compared to $1,815,000 in 2001, principally due to an increase in repairs and maintenance expense. 2001 expenses decreased by $1,018,000, or 36%, from $2,833,000 in 2000 due to the recording of an impairment of $680,000 in December 2000, reduced depreciation due to the adjustment in basis from the impairment and lower operating expenses as a result of improved cost controls.

     In 1999, the Company entered into the Separation Agreement. The Separation Agreement provided that a former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in Hallwood Energy, all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination or extinguishment in certain events. The additional cost of the Separation Agreement recorded in 2002 and 2001 in the amounts of $1,000,000 and $500,000, respectively, represent future cash payments to the trust through the period ending December 2004. The Company has an option to extinguish the future cash payments to the trust at any time prior to its expiration in December 2004 upon the payment of $3,000,000.

     Interest expense relates to the Company's Term Loan and Revolving Credit Facility, 10% Collateralized Subordinated Debentures, former Senior Secured Term Loan, stockholder loans and interest costs on contingent payments associated with the Separation Agreement. Interest expense of $850,000 for 2002 decreased by $1,148,000, or 57%, compared to 2001 interest of $1,998,000. The decrease was primarily due to the payoff of the former Senior Secured Term Loan in May 2001, partially offset by increased interest expense associated with the Term Loan and Revolving Credit Facility obtained in March 2002. Interest expense for 2001 decreased $1,100,000, or 36%, to $1,998,000, compared to 2000 interest of $3,098,000. The decrease was principally due to the principal amortization on the former Senior Secured Term Loan prior to its payoff in May 2001, partially offset by increased interest costs associated with the stockholder loans.

     The loss from debt extinguishment of $800,000 in 2001 relates to the write off of unamortized deferred loan costs associated with the repayment of the former Senior Secured Term loan in May 2001. Previously, this loss was reported as an extraordinary loss, but has been reclassified into continuing operations in accordance with Statement of Financial Standards No. 145.

INCOME TAXES

     The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax basis of assets and liabilities (approximately $49,793,000 at December 31, 2002), tax net operating loss carryforwards ("NOLs") (approximately $29,278,000 at December 31, 2002) and tax credit carryforwards (approximately $2,228,000 at December 31, 2002), to the extent that realization of such benefits is "more likely than not", as contemplated in Statement of Financial Accounting Standards No. 109 -- Accounting for Income Taxes ("SFAS No. 109"). As a result of the fluctuations in the anticipated gain on the sale of the HRP limited partner units, the realization of a gain on the sale of Hallwood Energy, and the projected income from operations, partially offset by the decline in value and disposition of the Company's hotel properties, management has determined that the deferred tax asset should be adjusted to reflect the anticipated utilization of NOLs resulting from the expected income from these assumptions. Accordingly the Company recorded a deferred tax expense of $3,256,000 in 2002 and $949,000 in 2001, and deferred tax (benefit) of $(1,205,000) in 2000, respectively, which resulted in the recognition of deferred tax assets of $4,221,000 at December 31, 2002, $7,477,000 at December 31, 2001 and $8,426,000 at December 31, 2000. The portion of the deferred tax expense (benefit) during the years ended December 31, 2002, 2001 and 2000 related to continuing operations was $1,456,000, $2,121,000 and $(1,546,000), respectively, and the portion relating to discontinued operations was $1,800,000, $(1,172,000) and $341,000, respectively.

     The Company recorded a federal current charge of $50,000, $58,000 and $46,000 from continuing operations in the three years ended December 31, 2002, respectively, principally for the filing of separate returns of certain subsidiaries not included in the Company's consolidated federal tax return. The Company recorded state tax expense of $813,000 in 2002, $244,000 in 2001 and $290,000 in 2000.

     The Company's NOLs expire as follows: 2007 -- $7,083,000;
2008 -- $12,896,000; and 2009 to 2020 -- $9,299,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be "more likely than not". Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $12,415,000 of the NOLs prior to their ultimate expiration in the year 2020.

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

     Although the use of such carryforwards could, under certain circumstances be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations. In addition, utilization of NOLs in the future may be limited if changes in the Company's stock ownership create a change of control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

DISCONTINUED OPERATIONS -- HOTELS

     Dispositions. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, the Company evaluated the operations and economic environment in which each of the hotels operated and in December 2001 and December 2000 recorded impairments of $935,000 and $4,000,000 ($3,320,000 for the hotels designated as held for sale and $680,000 for the remaining hotel held for use), respectively, to reduce hotel carrying values to estimated fair market values. Apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and report as an asset held for use, hotel operations have been segregated from the Company's continuing operations and reported as discontinued hotel operations.

     A summary of the discontinued hotel operations for each of the three years in the period ended December 31, 2002 are presented below (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
Revenue and Gain from Disposition
  Gain from extinguishment of debt.......................  $5,789   $   316   $    --
  Sales..................................................     282     7,619    16,839
                                                           ------   -------   -------
                                                            6,071     7,935    16,839
Expenses
  Deferred federal income tax expense (benefit)..........   1,800      (500)      341
  Operating expenses.....................................     324     6,822    14,746
  Interest expense.......................................     183     1,848     2,607
  Litigation and other disposition costs.................     362       214       115
  Impairment.............................................      --       935     3,320
  Depreciation and amortization..........................      --        --     2,683
                                                           ------   -------   -------
                                                            2,669     9,319    23,812
                                                           ------   -------   -------
     Income (loss) from discontinued hotel operations....  $3,402   $(1,384)  $(6,973)
                                                           ======   =======   =======

     As of June 2002, the Company completed the disposition of all four hotel properties it had previously designated as hotels held for sale.

     The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Holiday Inn and Embassy Suites hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over eighteen months, in exchange for a full release regarding the Embassy Suites hotel and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. Comparisons are generally not meaningful due to the disposition of the Company's two full-service hotel properties in 2001 and two limited service hotel properties in 2002.

     Revenues. In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement, which included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000, in the 2002 first quarter. In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company and completed the foreclosure in June 2002. The Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000 in the 2002 second quarter.

     In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby (i) the Company transferred to the lender the stock ownership of Hallwood Hotels-OKC, Inc., the entity that owned the Embassy Suites hotel and (ii) the mezzanine lender released the Company from its obligations under the first mortgage and the mezzanine loan. The Company reported a gain from extinguishment of debt of $316,000, before a deferred tax charge of $100,000 in connection with the settlement agreement.

     Sales of $282,000 in 2002 decreased by $7,337,000 from the 2001 amount of $7,619,000 which decreased by $9,220,000, from the 2000 amount of $16,839,000, due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida; and the dispositions of the Embassy Suites hotel in Oklahoma City, Oklahoma in June 2001, the Tulsa GuestHouse Suites hotel in January 2002, and the Greenville GuestHouse Suites hotel in June 2002.

     Expenses. Hotel expenses were $2,669,000 for 2002, $9,319,000 for 2001, and $23,812,000 for 2000.

     Operating expenses of $324,000 for 2002 decreased by $6,498,000, or 95%, from the 2001 amount of $6,822,000, which decreased by $7,924,000, or 54%, from the 2000 amount of $14,746,000. The decreases were primarily due to the aforementioned dispositions of the four hotels.

     Interest expense of $183,000 for 2002 decreased by $1,665,000, or 90%, from the 2001 amount of $1,848,000, which decreased by $759,000, or 29%, from the 2000 amount of $2,607,000. Again, the decreases were due to the aforementioned dispositions.

     The impairment of hotel assets of $935,000 in 2001 and $3,320,000 in 2000 were recorded to reduce the carrying values to their estimated fair values.

     The litigation and other disposition costs principally relate to legal fees and other expenses in connection with the dispositions and the resolution of the two litigation matters discussed above, including a loss provision of $247,000 in the fourth quarter of 2002 for the settlement costs.

     The deferred tax charge of $1,800,000 in 2002 is associated with the gains from extinguishment of debt. The deferred income tax benefit of $500,000 (net of the $100,000 deferred tax charge related to the disposition of the Embassy Suites hotel) in 2001 increased the deferred tax asset associated with the hotels held for sale to $1,800,000 in anticipation of debt extinguishment gains in 2002. The deferred income tax expense of $341,000 in 2000 was the result of the impairment charges in 2000.

     Depreciation and amortization expense was not recorded in 2002 or 2001 due to the impairment charges and classification of the hotels as a discontinued operation. Depreciation and amortization expense was $2,683,000 for 2000.

DISCONTINUED OPERATIONS -- ENERGY

     Revenues and Sale Transaction. In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, an indirect subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Hallwood Energy in May 2001 and recorded a gain of $8,725,000 from this transaction. Accordingly, the former energy operations have been segregated from the Company's continuing operations and reported as a single line item -- income from discontinued energy operations. A summary of its operations for each of the three years in the period ended December 31, 2002 are presented below:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002     2001      2000
                                                              -----   -------   ------
Revenues
  Gain on sale of investment in Hallwood Energy.............  $ --    $ 8,725   $   --
  Equity income from investment in Hallwood Energy..........    --      1,837    2,826
                                                              -----   -------   ------
                                                                       10,562    2,826
Expense
  Deferred federal income tax benefit.......................    --       (672)      --
  State income tax expense..................................    --        100       --
                                                              -----   -------   ------
                                                                --       (572)      --
                                                              -----   -------   ------
     Income from discontinued energy operations.............  $ --    $11,134   $2,826
                                                              =====   =======   ======

     The Company received an additional $7,250,000, pursuant to the terms of a noncompetition agreement, that was paid by Pure upon the completion of the merger in June 2001. The Company began amortizing the deferred revenue from the noncompetition agreement over a three-year period commencing June 2001. The amortization of $2,417,000 in 2002 and $1,410,000 in 2001 is reported in the "other" section of the statement of operations.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without the prior written consent of Pure and Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. Hallwood Energy was engaged in the development, exploration, acquisition and production of oil and gas properties. The Company also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential.

     The equity income from the investment in Hallwood Energy represented the Company's 15% pro rata share of income available to common stockholders and amortization of negative goodwill. The 2001 amount reflects equity in Hallwood Energy's earnings through the May 2001 sale date.

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

     Expenses. The Company recorded a net deferred federal income tax benefit of $672,000 in 2001, principally due to the utilization of the Company's NOL's associated with the gain on sale of its investment in Hallwood Energy, and state income tax expense of $100,000.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 by the Company resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company's equity investment in HRP. In 2001, the Company recognized a loss from cumulative effect of Statement of Financial Accounting Standard No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), in the amount of $40,000, from the recognition of the Company's pro rata share of HRP's loss from cumulative effect.

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

     Revenue Recognition -- Fee income from real estate operations is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements. The Company records a non-cash adjustment for the elimination of intercompany profits associated with leasing and construction supervision fees earned from HRP to the extent of their 22% ownership interest in HRP. Such intercompany profits are deferred and amortized to income over the term of the related leases and the depreciable lives of property improvements as recorded by HRP.

     Textile products sales are recognized upon shipment or release of product, when title passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

     On occasion, Brookwood receives written instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and segregates the inventory from Brookwood's inventory.

     Equity Method of Accounting -- The Company accounts for its investments in HRP and HEC, using the equity method of accounting. The Company owns approximately 22% of HRP and 28% of HEC as of December 31, 2002, respectively. The equity method is used because the Company has the ability to exercise significant influence over the operating and financial policies of each entity. The Company records its pro rata share of each entity's net income (loss) adjusted for certain items, such as the elimination of intercompany profits, as well as a pro rata share of partners' capital and stockholders' equity transactions and comprehensive income.

     Impairment of Long-Lived Assets -- The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of assets and result in an impairment charge. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the investment, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes, future rental and occupancy rates, and the level of expected operating expenses.

     Inventories -- Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position decreased by $1,629,000 during 2002 to $1,377,000 as of December 31, 2002. The principal source of cash during the year was $6,676,000 provided by operating activities. The principal uses of cash were $3,500,000 for the HEC investment, $1,950,000 for textile products machinery, equipment and capital items and $2,719,000 for net repayment of bank borrowings and loans payable.

     The Company principally operates in the real estate and textile products business segments. During 2002, the Company reentered the energy business as a minority owner in HEC.

     The Company's real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. The Company has pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Term Loan and Revolving Credit Facility, described below, and the remaining 30,035 HRP units to secure all of the capital leases. Each quarter, Hallwood Realty reviews HRP's capacity to make cash distributions to its partners. No distributions were declared by HRP in 2002.

     The Company's textile products segment generates funds from the dyeing and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities. All facilities have a maturity of January 2004. At December 31, 2002, Brookwood had $4,365,000 of unused borrowing capacity on its revolving line of credit facility. In the years ended December 31, 2002, 2001 and 2000, Brookwood paid to the Company, payments of $250,000, $-0- and $200,000, respectively, under its tax sharing agreement but no cash dividends. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for all interim periods in 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income was $1,436,000. Brookwood obtained a waiver for this violation from the lender, and believes that it will be in compliance with all of its covenants for 2003.

     In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). The term loan proceeds were used in part to repay the aforementioned $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of one-half percent over the prime rate, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company was in compliance with the loan covenants for all periods during the year and as of December 31, 2002. The Company borrowed $500,000 under this Revolving Credit Facility in December 2002 and $800,000 in March 2003, and therefore has $2,700,000 of unused borrowing capacity.

     In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,988,000. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, with a portion of the proceeds from the sale of its Hallwood Energy investment, the Company paid HRP $6,405,000, including post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. As further discussed in Note 18, the Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. Preliminary hearings have been held and a further hearing on the remand is scheduled for May 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgement, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     The Company tendered its 1,440,000 shares of common stock in Hallwood Energy, pursuant to a tender offer and merger agreement with a subsidiary of Pure announced in March 2001 and completed in May 2001. The Company received $18,000,000 for the tender of its shares in May 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement upon completion of the merger in June 2001. The former Senior Secured Term Loan, with a remaining balance of $14,059,000, was fully repaid in May 2001 with a portion of the proceeds from the sale.

     In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. As of December 31, 2002, no amounts have been paid or were owed in relation to the contingency payments.

     In accordance with the Separation Agreement, the Company has an obligation to pay a trust related to a former officer and director 20% of the net cash flow from the Company's real estate activities, up to $500,000 per year. These future cash payments are subject to termination or extinguishment in certain events. The Company has an option extinguish the future cash payments to the trust at any time prior to its expiration in December 2004 upon the payment of $3,000,000.

     During 2003 debt obligations in the amount of $2,326,000 are due, primarily composed of $824,000 debt at Brookwood and $980,000 from the Secured Term Loan and Revolving Credit Facility. In January 2004, the Brookwood revolving and acquisition facilities, with a balance of $11,000,000 at December 31, 2002, mature. The Company intends to extend or refinance these facilities prior to their maturity.

     In accordance with its plan to dispose of its hotel segment, the Company completed the disposition of its hotels held for sale in 2002 and did not receive any amounts in excess of the debt outstanding on the properties; however, all non-recourse debt associated with the properties has been extinguished. At December 31, 2002, the Company continues to operate one leased hotel, located in Huntsville, Alabama, which has been classified as hotel held of use. The capital lease obligations are collateralized by 30,035 HRP units. The lease payments are being made by the Company for the leases on the two properties that were disposed of in 2002. Payments on the capital leases, which expire in December 2004, are current.

     The Company has outstanding contingencies and commitments of approximately $18,954,000, principally associated with a $13,118,000 subscription obligation of Hallwood Realty to HRP and operating lease commitments of $5,836,000.

     The Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. The Company's performance will also be affected by prevailing economic conditions and the resolution of pending legal matters. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facilities or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. The Company believes it can generate sufficient revenues and/or borrow on its credit facilities to meet its liquidity needs. See Notes 5 and 6 to the Company's consolidated financial statements for a further discussion of the Company's loan and debenture obligations.

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

     Statement of Financial Accounting Standards No. 143 -- Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued in June 2001, and was adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has no such obligations as of December 31, 2002.

     Statement of Financial Accounting Standards No. 144 -- Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes Statement of Financial Accounting Standards No. 121 -- Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. The accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur. The Company early adopted the requirements of this statement and accordingly, the hotel assets disposed of or to be disposed of were reclassified into discontinued operations for each of the years presented.

     Statement of Financial Accounting Standards No. 145 -- Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in May 2002 and is effective for fiscal years beginning and transactions occurring after May 15, 2002. This statement rescinds certain authoritative pronouncements and amends, clarifies or describes the applicability of others. One of its provisions requires the reclassification of previously reported extraordinary gains (losses) from early extinguishment of debt into continuing operations. The Company elected to early adopt SFAS No. 145 as of December 31, 2002, and, accordingly, has reclassified extraordinary gains (losses) from debt extinguishment of debt into continuing operations. The portion of the previously reported extraordinary gain (loss) which represented the Company's pro-rata share of an extraordinary gain (loss) reported by HRP, was reclassified to "Equity income (loss) from investments in HRP". The remaining amount was reclassified to "Loss from debt extinguishment". The reclassification had no effect on previously reported net income (loss).

     Statement of Financial Accounting Standards No. 146 -- Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") was issued in June 2002, and will be effective for exit or disposal activities subsequent to December 31, 2002. This statement addresses financial accounting and reporting of costs associated with exit or disposal activities. The Company anticipates no material impact on its financial statements from the adoption of SFAS No. 146

     Statement of Financial Accounting Standards No. 148 -- Accounting for Stock Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement ("SFAS No. 148") was issued in December 2002. This statement provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123, as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company expects that the impact will be limited to additional disclosure requirements.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it previously issued. As of December 31, 2002, the Company had no such guarantees.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 -- Consolidation of Variable Interest Entities ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. While it has not fully completed its process of determining the impact of the adoption of this interpretation, FIN 46 requires the Company to disclose information about a variable interest entity if it is reasonably possible that the Company will consolidate or disclose information about the variable interest entity upon adoption of the interpretation. The Company has two entities which are currently accounted for utilizing the equity method of accounting, HRP and HEC. Information including the relationship of the Company to HRP and HEC and certain summarized financial information are described Notes 2 and 3.

INFLATION

     Inflation did not have a significant impact on the Company in 2002, 2001 and 2000, and is not anticipated to have a material impact in 2003.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no foreign operations, and it does not enter into financial instrument transactions for trading or other speculative purposes.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of December 31, 2002, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. The Company's management does not consider the portion attributable to the Company to be significant.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company's fixed rate and variable rate debt at December 31, 2002 (in thousands):

                                          EXPECTED MATURITIES AS OF DECEMBER 31,
                                    ---------------------------------------------------    FAIR
DEBT CLASSIFICATION                  2003     2004      2005    2006    2007     TOTAL     VALUE
-------------------                 ------   -------   ------   -----   -----   -------   -------
Fixed Rate........................  $1,983   $ 2,106   $7,136   $ 180   $  97   $11,502   $11,130
  Average Interest Rate...........    9.05%     9.24%    9.55%   4.90%   4.78%
Variable Rate.....................  $  343   $11,253   $  500      --      --   $12,096   $12,096
  Average Interest Rate...........    4.56%     4.57%    4.75%     --      --

     There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause a loss in income and cash flows of approximately $236,000 during 2003, assuming that outstanding debt remained at current levels.

FORWARD-LOOKING STATEMENTS

     In the interest of providing stockholders and debentureholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties are described in Item 1 and may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the independent auditors' report, are included elsewhere herein. Reference is made to Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the "Proxy Statement") under the heading "Election of Directors," and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

     In addition to Anthony J. Gumbiner, age 58, who serves as Director, Chairman and President, the following individuals also serve as executive officers of the Company:

     William L. Guzzetti, age 59, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of Hallwood Energy from December 1998 until May 2001. He was President, Chief Operating Officer and a director of the general partner of HEP from February 1985 until June 1999 and as President, Chief Operating Officer and a Director of HCRC from May 1991 until June 1999. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He is a member of the Florida Bar and the State Bar of Texas.

     Melvin J. Melle, age 60, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is contained in the Proxy Statement under the headings "Executive Compensation," "Compensation of Directors" and "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information as of December 31, 2002 about the Company's common stock that may be issued upon the exercise of options granted pursuant to the Company's 1995 Stock Option Plan, as amended to date:

                                                      EQUITY COMPENSATION PLAN INFORMATION
                                  ----------------------------------------------------------------------------
                                                                                       NUMBER OF SECURITIES
                                                                                       AVAILABLE FOR FUTURE
                                   NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       ISSUANCE UNDER EQUITY
                                   BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       COMPENSATIONS PLANS,
                                   OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     EXCLUDING SECURITIES
PLAN CATEGORY                     WARRANTS AND RIGHTS(1)(2)   WARRANTS AND RIGHTS    REFLECTED IN FIRST COLUMN
-------------                     -------------------------   --------------------   -------------------------
Equity compensation plans
  approved by stockholders......           204,000                   $12.23                      --
Equity compensation plans not
  approved by stockholders......                --                       --                      --
                                           -------                   ------                    ----
Total...........................           204,000                   $12.23                      --
                                           =======                   ======                    ====

---------------

(1) Reflects the three for two stock split effected by the Company in November 1999.

(2) The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Committee administering the plan may, in its discretion, make adjustments as appropriate in connection with any transaction.

     Information regarding ownership of certain of the Company's outstanding securities is contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference. Information regarding equity compensation plans is contained in the Proxy Statement under the heading "Equity Compensation Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is contained in the Proxy Statement under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. It is the conclusion of the Company's principal executive officer and principal financial officer that the Company's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Reference is made to the "Index to Financial Statements and Schedules" appearing after the signature page hereof.

     1.  Financial Statements.

        Included in Part II, Item 8. of this report are the following

           Independent Auditors' Report

           Consolidated Balance Sheets, December 31, 2002 and 2001

           Consolidated Statements of Operations, Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Comprehensive Income (Loss), Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Changes in Stockholders' Equity, Years ended December 31, 2000, 2001 and 2002

           Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001 and 2000

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

          Hallwood Realty Partners, L.P. -- Form 10-K for the year ended December 31, 2002

     3.  Exhibits and Reports on Form 8-K.

          (a) Exhibits.

   3.1    --    Second Restated Certificate of Incorporation of The Hallwood
                Group Incorporated, is incorporated herein by reference to
                Exhibit 4.2 to the Company's Form S-8 Registration
                Statement, File No. 33-63709.
   3.2    --    Restated Bylaws of the Company is incorporated herein by
                reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1997, File No. 1-8303.
   4.1    --    Indenture Agreement and related Pledge and Security
                Agreement, dated as of August 31, 1998 among Bank One, N.A., a national banking association, as Trustee and the Company, regarding 10% Collateralized Subordinated Debentures due
                July 31, 2005, is incorporated herein by reference to Form
                T-3 filed June 2, 1998 and related T-3/A amendments filed on
                June 17, 1998, August 4, 1998 and August 31, 1998, File No.
                1-8303.
 *10.1    --    Employment Agreement, dated January 1, 1994, between the
                Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal
                year ended July 31, 1994, File No. 1-8303.
  10.2    --    Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is
                incorporated herein by reference to Exhibit 10.25 to the
                Company's Form 10-K for the fiscal year ended July 31, 1989,
                File No. 1-8303.

 *10.3    --    Amended Tax-Favored Savings Plan Agreement of the Company,
                effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company's Form 10-K for
                the fiscal year ended July 31, 1992, File No. 1-8303.
 *10.4    --    Hallwood Special Bonus Agreement, dated as of August 1,
                1993, between the Company and all members of its control
                group that now, or hereafter, participate in the Hallwood
                Tax Favored Savings Plan and its related trust, and those
                employees who, during the plan year of reference are
                highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company's Form
                10-K for the fiscal year ended July 31, 1994, File No.
                1-8303.
 *10.5    --    1995 Stock Option Plan for The Hallwood Group Incorporated
                is incorporated herein by reference to Exhibit 4.1 of the
                Company's Form S-8 Registration Statement, File No.
                33-63709.
  10.6    --    Revolving credit loan and security agreement, related
                revolving credit notes and stock pledge and security
                agreements, all dated as of December 22, 1999, by and among
                Brookwood Companies Incorporated, Kenyon Industries, Inc.,
                Brookwood Laminating, Inc. and Key Bank National
                Association, is incorporated herein by reference to Exhibit
                10.7 to the Company's Form 10-K for the year ended December
                31, 1999, File No. 1-8303.
 *10.7    --    Financial Consulting Agreement, dated as of December 31,
                1996, between the Company and HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the
                Company's Form 10-K for the year ended December 31, 1996,
                File No. 1-8303.
 *10.8    --    Amendment to Financial Consulting Agreement, dated as of May
                16, 2001, between the Company and HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.9 to the
                Company's Form 10-K for the year ended December 31, 2001,
                File No. 1-8303.
  10.9    --    Agreement, as of May 5, 1999, among The Hallwood Group
                Incorporated, Epsilon Trust and Brian Troup, is incorporated herein by reference to Exhibit 10.34 to the Company's Form
                10-Q for the quarter ended March 31, 1999, File No. 1-8303.
  10.10   --    Amendment to Financial Consulting Agreement, dated as of
                January 1, 2000, between the Company and HSC Financial
                Corporation, is incorporated herein by refinance to Exhibit
                10.15 to the Company's Form 10-Q for the quarter ended March
                31, 2000, File No. 1-8303.
  10.11   --    First Amendment to First Amended and Restated Revolving
                Credit Loan and Security Agreement, dated as of October 23,
                2000 by and among Key Bank National Association, Brookwood
                Companies Incorporated and certain subsidiaries, is
                incorporated herein by reference to Exhibit 10.19 to the
                Company's Form 10-Q for the quarter ended September 30,
                2000, File No. 1-8303.
  10.12   --    Second Amendment to First Amended and Restated Revolving
                Credit Loan and Security Agreement, dated as of January 2,
                2001, by and among Key Bank National Association, Brookwood
                Companies Incorporated and certain subsidiaries, is
                incorporated herein by reference to Exhibit 10.20 to the
                Company's Form 10-K for the year ended December 31, 2000,
                File No. 1-8303.
  10.13   --    Third Amendment to First Amended and Restated Revolving
                Credit Loan and Security Agreement, dated as of May 13,
                2002, by and among Key Bank National Association, Brookwood
                Companies Incorporated and certain subsidiaries, is
                incorporated herein by reference to Exhibit 10.17 to the
                Company's Form 10-Q for the quarter ended March 31, 2002,
                File No. 1-8303.
  10.14   --    Promissory Note and Security Agreement regarding equipment term loan in the amount of $1,000,000.00, dated as of
                September 29, 2000, between Brookwood Companies
                Incorporated, Kenyon Industries, Inc., Brookwood Laminating,
                Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean
                III, Inc. and Key Leasing, a division of Key Corporate
                Capital, Inc., fixed interest -- 9.37%, due September 29,
                2005, is incorporated herein by reference to exhibit 10.19 to the Company's Form 10-Q for the quarter ended March 31,
                2002, File No. 1-8303.
  10.15   --    Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February
                25, 2002, between Brookwood Companies Incorporated, Kenyon
                Industries, Inc., Brookwood Laminating, Inc., Ashford
                Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and
                Key Leasing, a division of Key Corporate Capital, Inc.,
                Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the
                Company's Form 10-Q for the quarter ended March 31, 2002,
                File No. 1-8303.

  10.16   --    Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December
                20, 2002, between Brookwood Companies Incorporated, Kenyon
                Industries, Inc., Brookwood Laminating, Inc., Ashford
                Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and
                Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest -- 4.67%, due
                December 20, 2007, filed herewith.
  10.17   --    Credit Agreement, dated as of March 21, 2002, among HWG,
                LLC, as the Borrower, The Hallwood Group Incorporated, as
                Parent Guarantor, First Bank & Trust, as Administrative
                Agent and the Financial Institution Now or Hereafter Parties
                Thereto, as the Lenders, regarding a $3,000,000 Term Loan
                and a $4,000,000 Revolving Credit Facility, is incorporated herein by reference to Exhibit 10.18 to the Company's Form
                10-K for the year ended December 31, 2001, File No. 1-8303.
  10.18   --    Subordinated Secured Promissory Note, dated September 28,
                2002, Between Strategic Technical Alliance, LLC, as Maker,
                and Burlington Industries, Inc., as Holder, in the amount of
                $685,695, payable in eight quarterly installments beginning
                January 31, 2003, filed herewith.
  21.     --    Active subsidiaries of the Registrant as of February 28,
                2003, filed herewith.
  99.1    --    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

---------------

* Constitutes a compensation plan or agreement for executive officers.

          (b) Reports on Form 8-K. Dated November 14, 2002 -- Certification of principal executive officer and principal financial officer, pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of Form 10-Q for the quarter ended September 30, 2002.

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

                                          THE HALLWOOD GROUP INCORPORATED

                                          By:      /s/ MELVIN J. MELLE
                                            ------------------------------------
                                                      Melvin J. Melle
                                                 Vice President -- Finance
                                            (Principal Financial and Accounting
                                                           Officer)

     Dated: April 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 15th day of April 2003.


             /s/ MELVIN J. MELLE                          Vice President -- Finance
---------------------------------------------   (Principal Financial and Accounting Officer)
              (Melvin J. Melle)


           /s/ ANTHONY J. GUMBINER              Director, Chairman of the Board and President
---------------------------------------------    (Principal Executive and Operating Officer)
            (Anthony J. Gumbiner)


          /s/ CHARLES A. CROCCO, JR                               Director
---------------------------------------------
          (Charles A. Crocco, Jr.)


            /s/ J. THOMAS TALBOT                                  Director
---------------------------------------------
             (J. Thomas Talbot)

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Anthony J. Gumbiner, certify that:

     1. I have reviewed this annual report on Form 10-K of The Hallwood Group Incorporated (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ ANTHONY J. GUMBINER
                                          --------------------------------------
                                          By: Anthony J. Gumbiner
                                          Title: Chief Executive Officer

Date: April 14, 2003

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Melvin J. Melle, certify that:

     1. I have reviewed this annual report on Form 10-K of The Hallwood Group Incorporated (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ MELVIN J. MELLE
                                          --------------------------------------
                                          By: Melvin J. Melle
                                          Title: Chief Financial Officer

Date: April 14, 2003

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   38
Financial Statements:
  Consolidated Balance Sheets, December 31, 2002 and 2001...   39
  Consolidated Statements of Operations, Years Ended
     December 31, 2002, 2001 and 2000.......................   40
  Consolidated Statements of Comprehensive Income (Loss),
     Years ended December 31, 2002, 2001 and 2000...........   41
  Consolidated Statements of Changes in Stockholders'
     Equity, Years Ended December 31, 2000, 2001 and 2002...   42
  Consolidated Statements of Cash Flows, Years Ended
     December 31, 2002, 2001 and 2000.......................   43
  Notes to Consolidated Financial Statements................   44
Independent Auditors' Report on Schedules...................   77
Schedules:
  I   Condensed Financial Information of Registrant (Parent
     Company)...............................................   78
  II  Valuation and Qualifying Accounts and Reserves........   85
  All other schedules are omitted since the required
     information is not applicable or is included in the
     financial statements or related notes.
Financial Statements of Hallwood Realty Partners, L.P.
  Form 10-K for the Year Ended December 31, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements under the caption "Depreciation and Amortization", the Company changed its method of accounting for goodwill in 2002 as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 7, 2003 (April 15, 2003 as to
the last paragraph of Note 5
under the heading "Textile Products")

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                     ASSETS
REAL ESTATE
 Investments in HRP.........................................  $ 13,525   $ 12,261
 Receivables and other assets
   Related parties..........................................       732        242
   Other....................................................        60         55
                                                              --------   --------
                                                                14,317     12,558
TEXTILE PRODUCTS
 Receivables
   Other....................................................    15,743     11,896
   Related parties..........................................        --      5,217
 Inventories................................................    18,913     16,753
 Property, plant and equipment, net.........................     9,315      9,426
 Prepaids, deposits and other assets........................       548      1,030
 Investment in joint venture................................        --        676
                                                              --------   --------
                                                                44,519     44,998
OTHER
 Deferred tax asset, net....................................     4,221      5,677
 Investment in HEC..........................................     3,313         --
 Cash and cash equivalents..................................     1,377      3,006
 Restricted cash............................................       982        966
 Hotel assets held for use..................................       362        448
 Prepaids, deposits and other assets
   Other....................................................       317        240
   Related parties..........................................       140        168
                                                              --------   --------
                                                                10,712     10,505
DISCONTINUED OPERATIONS
 Hotels held for sale
   Properties, net..........................................        --      6,602
   Deferred tax asset, net..................................        --      1,800
   Receivables and other assets.............................        --      1,104
                                                              --------   --------
                                                                    --      9,506
                                                              --------   --------
   TOTAL ASSETS.............................................  $ 69,548   $ 77,567
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
REAL ESTATE
 Accounts payable and accrued expenses......................  $  1,306   $  1,133
TEXTILE PRODUCTS
 Loans payable..............................................    13,247     16,255
 Accounts payable and accrued expenses......................    10,803      9,390
                                                              --------   --------
                                                                24,050     25,645
OTHER
 10% Collateralized Subordinated Debentures.................     6,625      6,677
 Separation Agreement obligations...........................     4,000      3,500
 Deferred revenue -- noncompetition agreement...............     3,424      5,840
 Loans payable..............................................     2,817         --
 Interest and other accrued expenses........................     1,274        667
 Capital lease obligations..................................     1,066      1,386
 Hotel accounts payable and accrued expenses................       850        529
 Convertible loan from stockholder..........................        --      1,500
                                                              --------   --------
                                                                20,056     20,099
DISCONTINUED OPERATIONS
 Hotels held for sale
   Accounts payable and accrued expenses....................        --      2,198
   Loans payable............................................        --     11,609
                                                              --------   --------
                                                                    --     13,807
                                                              --------   --------
   TOTAL LIABILITIES........................................    45,412     60,684
REDEEMABLE PREFERRED STOCK
 Series B, $0.10 par value; 250,000 shares issued and
   outstanding..............................................     1,000      1,000
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
 Preferred stock, $0.10 par value; authorized 500,000
   shares; 250,000 shares issued and outstanding as Series
   B........................................................        --         --
 Common stock, $0.10 par value; authorized 10,000,000
   shares; issued 2,396,103 shares in both years;
   outstanding 1,361,343 shares in both years...............       240        240
 Additional paid-in capital.................................    54,452     54,452
 Accumulated deficit........................................   (16,417)   (23,729)
 Accumulated other comprehensive income.....................       191        250
 Treasury stock 1,034,760 shares in both years, at cost.....   (15,330)   (15,330)
                                                              --------   --------
   TOTAL STOCKHOLDERS' EQUITY...............................    23,136     15,883
                                                              --------   --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............  $ 69,548   $ 77,567
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
REAL ESTATE
 Fees
   Related parties..........................................  $ 5,380   $ 6,100   $ 6,089
   Other....................................................      287       695       921
 Equity income (loss) from investments in HRP...............    1,428     1,719      (247)
                                                              -------   -------   -------
                                                                7,095     8,514     6,763

 Administrative expenses....................................    1,819     2,315     2,336
 Depreciation and amortization..............................      672       672       672
 Litigation expense.........................................       --     2,360        --
                                                              -------   -------   -------
                                                                2,491     5,347     3,008
                                                              -------   -------   -------
   Income from real estate operations.......................    4,604     3,167     3,755

TEXTILE PRODUCTS
   Sales....................................................   84,770    68,894    73,852
 Equity income from joint venture...........................    1,163       685        --
                                                              -------   -------   -------
                                                               85,933    69,579    73,852

 Cost of sales..............................................   71,481    58,385    62,401
 Administrative and selling expenses........................   11,243    10,756     9,811
 Interest...................................................      542     1,118     1,185
 Impairment of intangible assets............................       --     1,446        --
                                                              -------   -------   -------
                                                               83,266    71,705    73,397
                                                              -------   -------   -------
   Income (loss) from textile products operations...........    2,667    (2,126)      455

OTHER
 Amortization of deferred revenue -- noncompetition
   agreement................................................    2,417     1,410        --
 Hotel revenue..............................................    1,576     1,677     1,540
 Interest and other income..................................      322       222        88
 Equity loss from investment in HEC.........................     (187)       --        --
                                                              -------   -------   -------
                                                                4,128     3,309     1,628

 Administrative expenses....................................    1,940     2,279     1,837
 Hotel expenses.............................................    1,898     1,815     2,833
 Cost of Separation Agreement...............................    1,000       500        --
 Interest expense...........................................      850     1,998     3,098
 Loss from debt extinguishment..............................       --       800        --
                                                              -------   -------   -------
                                                                5,688     7,392     7,768
                                                              -------   -------   -------
   Other loss, net..........................................   (1,560)   (4,083)   (6,140)
                                                              -------   -------   -------
 Income (loss) from continuing operations before income
   taxes (benefit)..........................................    5,711    (3,042)   (1,930)
 Income taxes (benefit).....................................    2,319     2,423    (1,210)
                                                              -------   -------   -------
 Income (loss) from continuing operations...................    3,392    (5,465)     (720)

 Income (loss) from discontinued operations, net of tax:
   Income (loss) from discontinued operations -- hotels
     (including gains from extinguishment of debt of $5,789
     and $316 in 2002 and 2001, respectively)...............  $ 3,402   $(1,384)  $(6,973)
   Income from discontinued operations -- energy (including
     a gain on disposal of $8,725 in 2001)..................       --    11,134     2,826
                                                              -------   -------   -------
                                                                3,402     9,750    (4,147)
                                                              -------   -------   -------
 Income (loss) before cumulative effect of changes in
   accounting principles....................................    6,794     4,285    (4,867)
 Income (loss) from cumulative effect of changes in
   accounting principles:
   Income from SFAS No. 142 adoption........................      568        --        --
   Loss from SFAS No. 133 adoption..........................       --       (40)       --
                                                              -------   -------   -------
                                                                  568       (40)       --
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................    7,362     4,245    (4,867)
 Cash dividend on preferred stock...........................      (50)      (50)      (50)
                                                              -------   -------   -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS..........  $ 7,312   $ 4,195   $(4,917)
                                                              =======   =======   =======
PER COMMON SHARE
 BASIC
   Income (loss) from continuing operations after preferred
     dividends..............................................  $  2.45   $ (3.89)  $ (0.54)
   Income (loss) from discontinued operations...............     2.50      6.87     (2.91)
   Income (loss) from cumulative effect of changes in
     accounting principles..................................     0.42     (0.03)       --
                                                              -------   -------   -------
     Net income (loss) available to common stockholders.....  $  5.37   $  2.95   $ (3.45)
                                                              =======   =======   =======
 ASSUMING DILUTION
   Income (loss) from continuing operations after preferred
     dividends..............................................  $  2.38   $ (3.89)  $ (0.54)
   Income (loss) from discontinued operations...............     2.41      6.87     (2.91)
   Income (loss) from cumulative effect of changes in
     accounting principles..................................     0.40     (0.03)       --
                                                              -------   -------   -------
     Net income (loss) available to common stockholders.....  $  5.19   $  2.95   $ (3.45)
                                                              =======   =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC......................................................    1,361     1,420     1,425
                                                              =======   =======   =======
 ASSUMING DILUTION..........................................    1,415     1,420     1,425
                                                              =======   =======   =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
                                                                (AMOUNTS IN THOUSANDS)
NET INCOME (LOSS)...........................................  $7,362   $ 4,245   $(4,867)
Other Comprehensive Income (Loss)
  Pro rata share of other comprehensive income from equity
     investments
     Adoption of SFAS No. 133
       Cumulative effect....................................      --    (4,035)       --
       Realized upon disposition of Energy Investment.......      --     3,009        --
       Change in fair value of derivatives..................      --     1,302        --
     Amortization of interest rate swap.....................     (59)      (26)       --
                                                              ------   -------   -------
                                                                 (59)      250        --
                                                              ------   -------   -------
COMPREHENSIVE INCOME (LOSS).................................  $7,303   $ 4,495   $(4,867)
                                                              ======   =======   =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                          COMMON                                  ACCUMULATED
                                          STOCK                                      OTHER
                                      --------------   ADDITIONAL                   COMPRE-      TREASURY STOCK         TOTAL
                                                PAR     PAID-IN     ACCUMULATED     HENSIVE     -----------------   STOCKHOLDERS'
                                      SHARES   VALUE    CAPITAL       DEFICIT       INCOME      SHARES     COST        EQUITY
                                      ------   -----   ----------   -----------   -----------   ------   --------   -------------
                                                                        (AMOUNTS IN THOUSANDS)
BALANCE, JANUARY 1, 2000............  2,396    $240     $54,743      $(23,007)      $    --       971    $(14,918)     $17,058
  Net loss..........................                                   (4,867)                                          (4,867)
  Pro rata share of stockholders'
    equity transactions from equity
    investments.....................                       (327)                                                          (327)
  Cash dividend on preferred
    stock...........................                                      (50)                                             (50)
                                      -----    ----     -------      --------       -------     -----    --------      -------
BALANCE, DECEMBER 31, 2000..........  2,396     240      54,416       (27,924)           --       971     (14,918)      11,814
  Net income........................                                    4,245                                            4,245
  Purchase of treasury stock........                                                               64        (412)        (412)
  Pro rata share of stockholders'
    equity transactions from equity
    investments.....................
    Adoption of SFAS No. 133
      Cumulative effect.............                                                 (4,035)                            (4,035)
      Realized upon disposition of
         Hallwood Energy............                         36                       3,009                              3,045
      Change in fair value of
         derivatives................                                                  1,302                              1,302
    Amortization of interest rate
      swap..........................                                                    (26)                               (26)
  Cash dividend on preferred
    stock...........................                                      (50)                                             (50)
                                      -----    ----     -------      --------       -------     -----    --------      -------
BALANCE, DECEMBER 31, 2001..........  2,396     240      54,452       (23,729)          250     1,035     (15,330)      15,883
  Net income........................                                    7,362                                            7,362
  Amortization of interest rate
    swap............................                                                    (59)                               (59)
  Cash dividend on preferred
    stock...........................                                      (50)                                             (50)
                                      -----    ----     -------      --------       -------     -----    --------      -------
BALANCE, DECEMBER 31, 2002..........  2,396    $240     $54,452      $(16,417)      $   191     1,035    $(15,330)     $23,136
                                      =====    ====     =======      ========       =======     =====    ========      =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2002       2001      2000
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $ 7,362   $  4,245   $(4,867)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
  Amortization of deferred revenue -- noncompetition
    agreement...............................................   (2,417)    (1,410)       --
    Depreciation, amortization and impairment...............    2,162      3,661     2,071
    Equity income from joint venture........................   (1,163)      (685)       --
    Equity (income) loss from investments in HRP............   (1,428)    (1,719)      247
    Loss from extinguishment of debt........................       --        800        --
    Equity loss from investment in HEC......................      187         --        --
    Amortization of deferred gain from debenture
     exchanges..............................................      (52)       (48)      (43)
    (Increase) decrease in deferred tax asset...............    1,456       (344)   (1,546)
    Litigation expense......................................       --       (627)       --
    (Income) loss from cumulative effect of changes in
     accounting principles..................................     (568)        40        --
    Net change in textile products assets and liabilities...    4,228     (2,503)      300
    Net change in other assets and liabilities..............      408      1,281     2,070
    Discontinued operations/Assets held for sale
      Gain from extinguishment of hotel debt................   (5,789)        --        --
      Decrease in deferred tax asset........................    1,800      1,193       341
      Net change in other hotel and energy assets and
       liabilities..........................................      490        676     1,484
      Gain on sale of investment in Hallwood Energy.........       --     (8,725)       --
      Equity income from investments in Hallwood Energy.....       --     (1,837)   (2,826)
      Hotel depreciation, amortization and impairments......       --        935     7,010
                                                              -------   --------   -------
         Net cash provided by (used in) operating
           activities.......................................    6,676     (5,067)    4,241

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in HEC common stock............................   (3,500)        --        --
  Investments in textile products property and equipment....     (950)    (1,015)   (1,735)
  Payments for textile products business acquisition........   (1,000)        --    (1,479)
  Investment in HRP affiliate...............................       --     (3,417)       --
  Investments in hotel held for use.........................       --         (3)       (3)
  Discontinued operations/Assets held for sale
    Proceeds from sale of Hallwood Energy stock.............       --     18,000       303
    Proceeds from noncompetition agreement..................       --      7,250        --
    Purchase of minority shares in energy company...........       --         --      (465)
    Investments in hotel properties.........................       --         --    (1,247)
    Net change in restricted cash from investing
     activities.............................................       --         --       281
                                                              -------   --------   -------
         Net cash provided by (used in) investing
           activities.......................................   (5,450)    20,815    (4,345)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank borrowings and loans payable............   (7,433)   (18,149)   (3,541)
  Proceeds from bank borrowings and loans payable...........    4,714      5,012     4,500
  Payment of deferred loan costs............................      (86)        --        --
  Payment of cash dividend on preferred stock...............      (50)       (50)      (50)
  Purchase of common stock for treasury.....................       --       (412)       --
  Net change in restricted cash from financing activities...       --        (29)      (36)
  Discontinued operations/Assets held for sale
    Repayment of bank borrowings and loan payable...........       --        (15)     (794)
                                                              -------   --------   -------
         Net cash provided by (used in) financing
           activities.......................................   (2,855)   (13,643)       79
                                                              -------   --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (1,629)     2,105       (25)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    3,006        901       926
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 1,377   $  3,006   $   901
                                                              =======   ========   =======

          See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     The Hallwood Group Incorporated ("Hallwood" or the "Company") (AMEX:HWG), a Delaware corporation, is a holding company and classifies its primary operations into two business segments: real estate and textile products. Financial information for each industry segment is set forth in Note 19 to the consolidated financial statements. In May 2001, the Company decided to discontinue and dispose of its energy segment, accordingly, this former business segment was reclassified as a discontinued operation. The Company's energy revenues consisted of its pro rata share of earnings of Hallwood Energy Corporation ("Hallwood Energy"), a publicly traded oil and gas company, on the equity method of accounting. In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company's hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company determined in late 2001 that it would retain and continue to operate a leasehold interest in one hotel. Balance sheet presentation for the two remaining hotels which were disposed of in 2002 is "hotels held for sale" and for the leasehold interest is "hotel assets held for use."

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

     Textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

 PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries:

     Ashford Bromley, Inc.
     Brock Suite Greenville, Inc.
     Brock Suite Hotels, Inc.
     Brock Suite Huntsville, Inc.
     Brock Suite Tulsa, Inc.
     Brookwood Companies Incorporated
     Brookwood Laminating, Inc.
     HCRE California, Inc.
     HEPGP Ltd. (through May 2001)
     HSC Securities Corporation
     HWG, LLC
     HWG 95 Advisors, Inc.
     HWG 98 Advisors, Inc.
     HWG Holding One, Inc.
     HWG Holding Two, Inc.
     HWG Realty Investors, LLC
     Hallwood Commercial Real Estate, LLC
     Hallwood G.P., Inc. (through May 2001)
     Hallwood Hotels, Inc.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Hallwood Hotels -- OKC, Inc. (through June 2001)
     Hallwood Hotels -- OKC Mezz, Inc (through June 2001)
     Hallwood-Integra Holding Company
     Hallwood Investment Company
     Hallwood-Kenyon Holding Company
     Hallwood Realty, LLC
     Kenyon Industries, Inc.
     Land and Ocean III, Inc.
     Strategic Technical Alliance, LLC (from September 2002)
     XtraMile, Inc.

     The Company fully consolidates all subsidiaries and records a minority interest in those less than wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

 RECOGNITION OF INCOME

     Fee income from real estate operations is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements. The Company records a non-cash adjustment for the elimination of intercompany profits associated with leasing and construction supervision fees earned from HRP to the extent of their 22% ownership interest in HRP. Such intercompany profits are deferred and amortized to income over the depreciable term of the related leases and property improvements as recorded by HRP.

     Textile products sales are recognized upon shipment or release of product, when title passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     On occasion, Brookwood receives written instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and segregates the inventory from Brookwood's inventory.

     Reclassifications, including a gross-up for construction and facilities management expenses that were previously netted against revenues, have been made in the prior-year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No.
01-14 -- "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The reclassifications had no effect on previously reported net income or loss.

 CARRYING VALUE OF INVESTMENTS AND REAL ESTATE

     Common shares and other securities are recorded at fair value determined as of the date acquired. Thereafter, equity accounting is utilized where the Company exercises significant influence over the issuer's operating and financial policies.

     Real estate is carried at cost, including interest costs associated with properties under development or renovation.

 INVESTMENT IN FORMER ENERGY AFFILIATE

     The Company utilized the equity method of accounting for its former Hallwood Energy affiliate, since the Company exercised significant influence over the operations and financial policies of the entity.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

 IMPAIRMENT

     The Company's management reviews its investments for impairment losses when events and circumstances indicate that the carrying amount of an asset may not be recoverable. In the event such indicators exist for assets held for use, and if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. Assets held for sale are carried at the lower of cost or estimated sales price less costs of sale.

 DEPRECIATION AND AMORTIZATION

     Depreciation of fee-owned hotel properties was computed on the straight-line method over a period of 20 to 25 years for buildings, 5 to 20 years for improvements, and 3 to 10 years for furniture and equipment. The Company completed the disposition of its fee-owned hotels in 2002. Depreciation and amortization of the hotels held for sale were discontinued in January 2001. Amortization of hotel leasehold interests was computed on the straight-line method over the remaining lease term and varies from 6 to 10 years. The one remaining leasehold interest, which had earlier been written down to a new cost basis at December 31, 2000, is being amortized on the straight line basis over 4 years.

     The excess of the Company's share of the underlying equity in the net assets of Hallwood Realty Partners, L.P. ("HRP") over its investment was amortized on a straight line basis over a period of 19 years. Such amortization was discontinued, effective January 1, 2002, upon the adoption of SFAS No. 142. The effect of adopting SFAS No. 142 resulted in the recording of income from cumulative effect of a change in accounting principle of $568,000, which represented the unamortized amount of negative goodwill associated with the Company's equity investment in HRP.

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

 CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

 ENVIRONMENTAL REMEDIATION COSTS

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES management is not aware of any environmental remediation obligations which would significantly affect the operations, financial position or cash flow of the Company.

 COMMON STOCK

     The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

 EQUITY-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 -- Accounting for Stock-Based Compensations ("SFAS No. 123") establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options. Refer to Note 10 for a discussion of the difference between the historical operations and pro forma operations for the three years ended December 31, 2002, had the expense provisions of SFAS No. 123 been adopted.

 COMPREHENSIVE INCOME

     Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America that are excluded from current period results and reflected as a component of stockholders' equity. The Company recorded a pro-rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting.

 USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

 CONCENTRATION OF CREDIT RISK

     The financial instruments of its wholly-owned subsidiaries, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and the use of factors.

 DERIVATIVES

     The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Company does not directly have any derivative instruments, however HRP does and Hallwood Energy did have such instruments. Accordingly, the Company records its proportional share of any impact of these instruments in accordance with the equity method of accounting.

     HRP has one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, are recognized immediately in current earnings.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Hallwood Energy determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since Hallwood Energy's derivatives were designated as cash flow hedges, changes in the fair value of the derivatives were recognized in other comprehensive income until the hedged item was recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings. The Company realized its pro-rata share of Hallwood Energy's accumulated other comprehensive income upon the disposition of its Hallwood Energy investment in May 2001.

 COMPUTATION OF INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share was computed by dividing net income (loss) available to common stockholders by the weighted average shares outstanding.

     Income (loss) per common share assuming dilution was computed by dividing net income (loss) available to common stockholders, adjusted for the interest expense (net of tax) of the convertible loan, by the weighted average of shares and potential shares outstanding.

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

     The following table reconciles the Company's income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders-assuming dilution, and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002     2001      2000
                                                            ------   -------   ------
INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS
Income (loss) from continuing operations..................  $3,392   $(5,465)  $ (720)
Less dividend on preferred stock..........................     (50)      (50)     (50)
Interest expense (net of tax) of assumed loan
  conversion..............................................      28        --       --
                                                            ------   -------   ------
Income (loss) from continuing operations available to
  common stockholders -- assuming dilution................  $3,370   $(5,515)  $ (770)
                                                            ======   =======   ======
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic.....................................................   1,361     1,420    1,425
Potential shares from assumed loan conversion.............      54        --       --
                                                            ------   -------   ------
Assuming dilution.........................................   1,415     1,420    1,425
                                                            ======   =======   ======

     Due to the loss from continuing operations in 2001 and 2000, potential shares from assumed loan conversions of 456,000 and 155,000, respectively, were anti-dilutive.

 RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

 NEW ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 143 -- Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued in June 2001, and was adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has no such obligations as of December 31, 2002.

     Statement of Financial Accounting Standards No. 144 -- Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144") was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. The accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur. The Company early adopted the requirements of this statement and accordingly, the hotel assets disposed of or to be disposed of were reclassified into discontinued operations for each of the years presented.

     Statement of Financial Accounting Standards No. 145 -- Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145") was issued in May 2002 and is effective for fiscal years beginning and transactions occurring after May 15, 2002. This statement rescinds certain authoritative pronouncements and amends, clarifies or describes the applicability of others. One of its provisions requires the reclassification of previously reported extraordinary gains (losses) from early extinguishment of debt into continuing operations. The Company elected to early adopt SFAS No. 145 as of December 31, 2002, and, accordingly, has reclassified extraordinary gains (losses) from debt extinguishment of debt into continuing operations. The portion of the previously reported extraordinary gain (loss) which represented the Company's pro-rata share of an extraordinary gain (loss) reported by HRP, was reclassified to "Equity income (loss) from investments in HRP". The remaining amount was reclassified to "Loss from debt extinguishment". The reclassification had no effect on previously reported net income (loss).

     Statement of Financial Accounting Standards No. 146 -- Accounting for Costs Associated with Exit or disposal Activities ("SFAS No. 146") was issued in June 2002, and will be effective for exit or disposal activities subsequent to December 31, 2002. This statement addresses financial accounting and reporting of costs associated with exit or disposal activities. The Company anticipates no material impact on its financial statements from the adoption of SFAS No. 146.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Statement of Financial Accounting Standards No. 148 -- Accounting for Stock Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement ("SFAS No. 148") was issued in December 2002. This statement provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123, as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company expects that the impact of SFAS No. 148 will be limited to additional disclosure requirements.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it previously issued. As of December 31, 2002, the Company had no such guarantees.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 -- Consolidation of Variable Interest Entities ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. While it has not fully completed its process of determining the impact of the adoption of this interpretation, FIN 46 requires the Company to disclose information about a variable interest entity if it is reasonably possible that the Company will consolidate or disclose information about the variable interest entity upon adoption of the interpretation. The Company has two entities which are currently accounted for utilizing the equity method of accounting, HRP and HEC. Information including the relationship of the Company to HRP and HEC and certain summarized financial information are described Notes 2 and 3.

NOTE 2 -- INVESTMENTS IN HRP (DOLLAR AMOUNTS IN THOUSANDS):

                                 DECEMBER 31, 2002        AMOUNT AT
                                -------------------   WHICH CARRIED AT        INCOME (LOSS) FOR
                                           COST OR      DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                 NUMBER    ASCRIBED   -----------------   --------------------------
DESCRIPTION OF INVESTMENT       OF UNITS    VALUE      2002      2001      2002      2001      2000
-------------------------       --------   --------   -------   -------   -------   -------   ------
HALLWOOD REALTY PARTNERS, L.P.
  -- General partner
     interest.................             $ 8,650    $ 1,350   $ 1,943   $   81    $   97    $  11
  -- Limited partner
     interest.................  330,432      8,799     12,175    10,318    1,347     1,622     (258)
                                           -------    -------   -------   ------    ------    -----
     Totals...................             $17,449    $13,525   $12,261   $1,428    $1,719    $(247)
                                           =======    =======   =======   ======    ======    =====

     The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company, but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

     At December 31, 2002, the Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. ("HRP") affiliate, respectively.

     In 1990, the Company, through a wholly owned subsidiary, acquired from Equitec Financial Group, Inc. ("Equitec") the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into HRP. See Note
14. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income (loss), the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through December 31, 2002, resulted in a $1,795,000 decrease in the carrying value of the HRP investment. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over nineteen years, which was $568,000 as of January 1, 2002. In accordance with SFAS No. 142, the unamortized amount of such "negative goodwill" was recorded as income from cumulative effect of a change in accounting principle on January 1, 2002. In 2001, the Company recognized a loss from cumulative effect of SFAS No. 133 adoption of $40,000, from the recognition of the Company's pro-rata share of HRP's loss from cumulative effect.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. Beginning in November 1993, the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $672,000 for each of the years ended December 31, 2002, 2001 and 2000. At December 31, 2002, the unamortized cost remaining was $560,000.

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

     The quoted market price per unit and the carrying value per limited partner unit (AMEX:HRY) at December 31, 2002 were $82.20 and $36.85, respectively. The general partner interest is not publicly traded.

     The following table sets forth summarized financial data of Hallwood Realty Partners, L.P., obtained from Securities and Exchange Commission filings on Form 10-K, as of and for each of the three years ended December 31, 2002 (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Balance Sheet Data
  Real estate property, net..........................  $209,838   $213,574   $206,392
  Total assets.......................................   274,420    269,875    254,504
  Mortgages payable..................................   197,552    201,224    200,096
  Total partners' capital............................    60,675     54,022     44,490

Statement of Operations Data
  Revenue............................................  $ 73,739   $ 74,691   $ 69,901
  Income (loss) before cumulative effect of SFAS No.
     133 adoption....................................     6,931      8,520       (299)
  Net income (loss)..................................     6,931      8,328       (299)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 3 -- INVESTMENT IN HEC (DOLLAR AMOUNTS IN THOUSANDS):

                                       DECEMBER 31, 2002        AMOUNT AT
                                     ---------------------   WHICH CARRIED AT      INCOME (LOSS) FOR
                                                  COST OR      DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                      NUMBER      ASCRIBED   ----------------   ------------------------
DESCRIPTION OF INVESTMENT            OF SHARES     VALUE      2002      2001     2002     2001     2000
-------------------------            ---------    --------   -------    -----   ------    -----    -----
HALLWOOD ENERGY CORPORATION
Common stock.......................    1,750       $3,500    $3,313       --    $(187)      --       --
                                                   ======    ======             =====

     The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC's net income (loss), its pro rata share of HEC's stockholder's equity transactions and comprehensive income adjustments, if any.

     During 2002, the Company invested $3,500,000 in a newly-formed, private energy company -- Hallwood Energy Corporation ("HEC"). HEC is presently in the developmental stage, having drilled seven test wells in the Barnett Shale Formation of Johnson County, Texas. After constructing an extensive gas gathering system, HEC commenced commercial production and sales from three of the seven wells in February 2003. In March 2003, a fourth well was placed in production, a fifth well was in the process of being completed and a sixth well was nearing completion of drilling operations. These two wells are expected to begin production in April 2003. One well, after numerous completion attempts, has been temporarily abandoned. HEC anticipates that it will drill at least six additional wells during the remainder of 2003. HEC holds oil and gas leases covering 32,254 and 28,329 gross and net acres, respectively, in Johnson and Hill Counties, Texas as of March 2003.

     The following table sets forth summarized financial data of HEC as of and for the year ended December 31, 2002 (in thousands):

Balance Sheet Data
  Oil and gas properties, net...............................  $ 7,524
  Total assets..............................................   11,994
  Total liabilities.........................................      160
  Stockholders' equity......................................   11,834
Statement of Operations Data
  Revenue...................................................  $    46
  Net loss..................................................     (666)

     Certain of the Company's current officers and directors and certain officers and directors of its former energy affiliate are investors in HEC.

NOTE 4 -- RESTRICTED CASH

     Restricted cash, of $982,000 and $966,000 at December 31, 2002 and 2001, respectively, represents a deposit to secure a litigation claim, as discussed in
Note 18. On March 21, 2003, the parties submitted to the Delaware Court of Chancery an agreed proposed Order and Judgment, which was signed by the Court and terminated the litigation. The Order and Judgement provided for payment out of the escrowed funds of approximately $547,000 to the noteholder and $437,000 to the Company. The Company received its share of the funds on March 31, 2003.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 5 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
TEXTILE PRODUCTS
  Revolving credit facility, prime + .25% or Libor + 3.00%,
     due January 2004.......................................  $10,000   $14,449
  Acquisition credit facility, prime + 1.00% or Libor
     +3.25%, due January 2004...............................    1,000     1,000
  Equipment term loan, 9.37% fixed, due October 2005........      623       806
  Subordinated secured promissory note, prime rate, due July
     2004...................................................      596        --
  Equipment term loan, 5.10% fixed, due March 2007..........      469        --
  Equipment term loan, 4.67% fixed, due December 2007.......      298        --
  Subordinated secured promissory note, non-interest
     bearing, due February 2005.............................      261        --
                                                              -------   -------
                                                               13,247    16,255
                                                              -------   -------
OTHER
  Term loan, 7% fixed, due April 2005.......................    2,317        --
  Revolving credit facility, prime + 0.50% or Libor + 3.25%,
     due April 2005.........................................      500        --
  Capital lease obligations, 12.18% fixed, due December
     2004...................................................    1,066     1,386
  Convertible loan from stockholder, 10% fixed, repaid March
     2002...................................................       --     1,500
                                                              -------   -------
                                                                3,883     2,886
                                                              -------   -------
     Total..................................................  $17,130   $19,141
                                                              =======   =======

     Further information regarding loans payable is provided below:

  TEXTILE PRODUCTS

     Revolving Credit Facility. The Company's Brookwood subsidiary has a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base as defined in the agreement. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

     The Key Credit Agreement has a maturity date of January 2, 2004, bears interest at Brookwood's option of prime plus 0.25% (4.50% and 5.75% at December 31, 2002 and 2001, respectively) or Libor + 3.25%, contains various covenants, including minimum net income levels by quarter, maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the parent company. The outstanding balance at December 31, 2002 was $10,000,000.

     Cash dividends and tax sharing payments to the parent company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. As of December 31, 2002, Brookwood had $4,365,000 of unused borrowing capacity.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. Brookwood borrowed $1,000,000 under this line during 2001. This facility bears interest at one percent over the prime rate (5.25% and 5.75%, at December 31, 2002 and 2001, respectively). The outstanding balance at December 31, 2002 was $1,000,000.

     Subordinated Secured Promissory Note. Brookwood was a 50% partner in Strategic Technical Alliance, LLC ("STA") with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, effectively making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.25% at December 31, 2002), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at December 31, 2002 was $596,000.

     Equipment Credit Facility and Term Loans. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75 (4.13% and 4.18% at December 31, 2002 and 2001, respectively). In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. Brookwood has $610,000 availability under this facility. The outstanding balance at December 31, 2002 was $1,390,000.

     Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is fully amortizing over 36 months and has a maturity date of February 2005. The outstanding balance at December 31, 2002 was $261,000.

     Loan Covenants. Brookwood was in compliance with its loan covenants for all interim periods during 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income for the year ended December 31, 2002 was $1,436,000. Brookwood obtained a waiver for this violation from the lender, and believes that it will be in compliance with all of its covenants for 2003.

  OTHER

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). Term loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder discussed below. The term loan bears interest at a fixed rate of 7%, matures April 2005 and is fully amortizing requiring monthly payments of $92,631. The outstanding principal balance of the loan at December 31, 2002 was $2,317,000.

     The revolving credit facility bears interest at the Company's option of one-half percent over prime, or Libor plus 3.25%, and matures April 2005. In December 2002, the Company borrowed $500,000 under the facility, proceeds which were principally used to invest in the Company's HEC affiliate. The interest rate is 4.75% at December 31, 2002. The Company borrowed an additional $800,000 under the facility in March 2003 and therefore has $2,700,000 of unused borrowing capacity.

     Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of certain financial ratios, restrictions on certain new indebtedness and the payment of dividends.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Loan Covenants. At December 31, 2002, and during the interim 2002 periods, the Company was in compliance with its loan covenants under the Term Loan and Revolving Credit Facility.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. Interest expense in the amount of $112,000, representing the full interest costs through expiration of the capital leases associated with the two disposed hotels, was accrued in the 2002 second quarter, as a reduction of gain from extinguishment of debt. The outstanding balance at December 31, 2002 was $1,066,000.

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

     Schedule of Maturities. Maturities of loans payable and 10% Debentures for the next five years are presented below (in thousands):

                                              TERM LOAN        CAPITAL
         YEARS ENDED            TEXTILE     AND REVOLVING       LEASE         10%
         DECEMBER 31,           PRODUCTS   CREDIT FACILITY   OBLIGATIONS   DEBENTURES     TOTAL
         ------------           --------   ---------------   -----------   ----------    -------
2003..........................  $   824        $  980          $  522        $   --      $ 2,326
2004..........................   11,763         1,052             544            --       13,359
2005..........................      383           785              --         6,468(a)     7,636
2006..........................      180            --              --            --          180
2007..........................       97            --              --            --           97
                                -------        ------          ------        ------      -------
     Total....................  $13,247        $2,817          $1,066        $6,468      $23,598
                                =======        ======          ======        ======      =======

---------------

(a) Face amount.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 6 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

     The Company has outstanding an issue of 10% Collateralized Subordinated Debentures ("10% Debentures"), due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes, a pro rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue is being amortized over its term using the effective interest method. As a result, the effective interest rate is 8.9%. The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are presented below (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
10% Debentures (face amount)................................  $6,468   $6,468
Unamortized gain, net of accumulated amortization...........     157      209
                                                              ------   ------
     Total..................................................  $6,625   $6,677
                                                              ======   ======

     As a result of certain hotel properties of the Company being placed into receivership, as further discussed in Note 7, the Company determined that a technical default occurred under the terms of the Indenture for the 10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the "Notice") to debentureholders in July 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default, rescind and annul the declaration of acceleration and its consequences. In October 2001, the Company announced that a solicitation of its bondholders, which began in September 2001, was completed and that bondholders consented to grant the waiver and rescind and annul the acceleration. The overdue interest was subsequently deposited with the Trustee and was paid in November 2001. The payment consisted of interest that was to have been paid in July 2001 and October 2001, which the Company was prohibited from paying by the Indenture during the default, together with default interest on these amounts at the rate of 10% per annum. The normal quarterly interest payments resumed in January 2002.

NOTE 7 -- DISCONTINUED OPERATIONS -- HOTELS

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

     The Company determined that it would retain ownership of the leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to a lease concession from the owner. Accordingly, this hotel has been classified as an asset held for use and operating results are reported within continuing operations. The carrying value of the leasehold interest was $221,000 and $331,000, at December 31, 2002 and 2001, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A summary of discontinued hotel operations is provided below (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
Revenue and Gain from Disposition
  Gain from extinguishment of debt.......................  $5,789   $   316   $    --
  Sales..................................................     282     7,619    16,839
                                                           ------   -------   -------
                                                            6,071     7,935    16,839
Expenses
  Deferred federal income tax expense (benefit)..........   1,800      (500)      341
  Operating expenses.....................................     324     6,822    14,746
  Interest expense.......................................     183     1,848     2,607
  Litigation and other disposition costs.................     362       214       115
  Impairment.............................................      --       935     3,320
  Depreciation and amortization..........................      --        --     2,683
                                                           ------   -------   -------
                                                            2,669     9,319    23,812
                                                           ------   -------   -------
  Income (loss) from discontinued hotel operations.......  $3,402   $(1,384)  $(6,973)
                                                           ======   =======   =======

     As of June 2002, the Company completed the disposition of all four hotel properties it had previously designated as discontinued operations.

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

     In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby the Company transferred all of its capital stock of Hallwood Hotels -- OKC, Inc., the entity that owned the Embassy Suites hotel, to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan. The Company reported a gain from extinguishment of debt of $316,000 before a deferred tax charge of $100,000.

     In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement, which included a release that discharge the Company from any further loan obligations. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000 in the 2002 first quarter.

     In February 2002, the lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company and completed the foreclosure in June 2002. The Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000 in the 2002 second quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A summary of the non-recourse loans payable associated with the hotels held for sale is detailed below (in thousands):

                                                                         DECEMBER 31,
                                                                        ---------------
DESCRIPTION                                               LOCATION      2002     2001
-----------                                            --------------   -----   -------
Term loan, 7.86% fixed, extinguished June 2002.......  Greenville, SC   $ --    $ 6,514
Term loan, 8.20% fixed, extinguished January 2002....  Tulsa, OK          --      5,095
                                                                        -----   -------
     Total...........................................................   $ --    $11,609
                                                                        =====   =======

     The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over eighteen months, in exchange for a full release regarding the Embassy Suites hotel and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters.

NOTE 8 -- DISCONTINUED OPERATIONS -- ENERGY

     In March 2001, the Company agreed to sell its investment in its Hallwood Energy affiliate, which represented the Company's energy operations, to Pure Resources II, Inc., an indirect subsidiary of Pure Resources, Inc., subject to Hallwood Energy's shareholder approval which was obtained in May 2001. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without the prior written consent of Pure and Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. The Company also agreed to keep Hallwood Energy's confidential and proprietary information strictly confidential.

     Accordingly, energy operations have been segregated from the Company's continuing operations and reported as discontinued operations. A summary of the income from discontinued energy operations is detailed below (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002     2001      2000
                                                              -----   -------   ------
Revenue
  Gain on sale of investment in Hallwood Energy.............  $ --    $ 8,725   $   --
  Equity income from investment in Hallwood Energy..........    --      1,837    2,826
                                                              -----   -------   ------
                                                                       10,562    2,826
Expenses
  Deferred federal income tax benefit.......................    --       (672)      --
  State income tax expense..................................    --        100       --
                                                              -----   -------   ------
                                                                --       (572)      --
                                                              -----   -------   ------
     Income from discontinued energy operations.............  $ --    $11,134   $2,826
                                                              =====   =======   ======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization, which is reported in the "other" section of the statement of operations, was $2,417,000 and $1,410,000 in the years ended December 31, 2002 and 2001, respectively.

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

NOTE 9 -- REDEEMABLE PREFERRED STOCK

     The Company has outstanding 250,000 shares of preferred stock (the "Series B Preferred Stock"). The holders of Series B Preferred Stock are entitled to cash dividends in an annual amount of $0.20 per share (total annual amount of $50,000), which have been paid in each of the years beginning in 1996 through and including 2002. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001 dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company's common stock. The shares are subject to mandatory redemption fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company's stockholders, except as otherwise provided by law.

NOTE 10 -- STOCKHOLDERS' EQUITY

     Common Stock. The Company's Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company's common stock in order to protect certain federal income tax benefits.

     Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of Series B Preferred Stock.

     Treasury Stock. During December 2001, the Company repurchased 63,400 shares of its common stock from its principal stockholder, Anthony J. Gumbiner for $412,000, the same amount paid by Mr. Gumbiner, who purchased the shares in October 2001 from an unrelated third party. As of December 31, 2002 and 2001, the Company held 1,034,760 treasury shares.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A summary of options granted and the changes therein during the three years ended December 31, 2002 are presented below:

                                                                YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                     2002                 2001                 2000
                                              ------------------   ------------------   ------------------
                                                        WEIGHTED             WEIGHTED             WEIGHTED
                                              NUMBER    AVERAGE    NUMBER    AVERAGE    NUMBER    AVERAGE
                                                OF      EXERCISE     OF      EXERCISE     OF      EXERCISE
                                              OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                              -------   --------   -------   --------   -------   --------
Outstanding, beginning of year..............  204,000    $12.23    204,000    $12.23    133,200    $13.25
Granted.....................................       --        --         --        --     70,800     10.31
Exercised...................................       --        --         --        --         --        --
Forfeited...................................       --        --         --        --         --        --
Reacquired..................................       --        --         --        --         --        --
                                              -------    ------    -------    ------    -------    ------
Outstanding, end of year....................  204,000    $12.23    204,000    $12.23    204,000    $12.23
                                              =======    ======    =======    ======    =======    ======
Options exercisable, at end of year.........  204,000    $12.23    204,000    $12.23    204,000    $12.23
                                              =======    ======    =======    ======    =======    ======

     Below is the status of the 1995 Stock Option Plan as of December 31, 2002:

Total authorized.......................   204,000
Less: Number granted, not exercised:
  May 2000.............................   (70,800)  Exercise price of $10.31, expiring May 2010
  September 1997.......................   (66,600)  Exercise price of $17.37, expiring September
                                                    2007
  February 1997........................   (12,375)  Exercise price of $15.00, expiring February
                                                    2007
  September 1996.......................   (41,850)  Exercise price of $7.83, expiring September
                                                    2006
  June 1995............................   (12,375)  Exercise price of $7.67, expiring June 2005
                                         --------
     Sub-total.........................  (204,000)
                                         --------
Total available........................        --
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

Net income (loss) available to common stockholders -- as
  reported..................................................  $(4,917)
Net income (loss) available to common stockholders -- pro
  forma.....................................................   (5,316)
Net income (loss) per common share -- as reported
  Basic.....................................................  $ (3.45)
  Assuming dilution.........................................    (3.45)
Net income (loss) per common share -- pro forma
  Basic.....................................................  $ (3.73)
  Assuming dilution.........................................    (3.73)

     The fair value of options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 55%, risk-free interest rate of 6.0%-6.7%,

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES expected life of 5 years and no distribution yield. The Company issued options for 70,800 shares of common stock in 2000 which vested immediately and did not issue options during 2001 or 2002. The weighted average fair value of the options granted during 2000 was $399,000. All options previously issued were fully vested.

NOTE 11 -- SEPARATION AGREEMENT

     In 1999, the Company entered into the Separation Agreement. The Separation Agreement provided that a former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in Hallwood Energy, all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination or extinguishment in certain events. The additional cost of the Separation Agreement recorded in 2002 and 2001 in the amounts of $1,000,000 and $500,000, respectively, represents an additional accrual of future cash payments to the trust through the period ending December 2004. The Company has an option to extinguish the future cash payments to the trust at any time prior to its expiration in December 2004 upon the payment of $3,000,000.

NOTE 12 -- INCOME TAXES

     The following is a schedule of the income tax expense (benefit) (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
CONTINUING OPERATIONS                                        2002     2001     2000
---------------------                                       ------   ------   -------
Federal
  Deferred................................................  $1,456   $2,121   $(1,546)
  Current.................................................      50       58        46
                                                            ------   ------   -------
     Sub-total............................................   1,506    2,179    (1,500)
State.....................................................     813      244       290
                                                            ------   ------   -------
     Total................................................  $2,319   $2,423   $(1,210)
                                                            ======   ======   =======

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
DISCONTINUED OPERATIONS                                        2002       2001     2000
-----------------------                                       -------   --------   -----
Federal
  Deferred..................................................  $1,800    $(1,172)   $341
  Current...................................................      --         --      --
                                                              ------    -------    ----
     Sub-total..............................................   1,800     (1,172)    341
State.......................................................      --        100      --
                                                              ------    -------    ----
     Total..................................................  $1,800    $(1,072)   $341
                                                              ======    =======    ====

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Reconciliations of the expected tax (or benefit) at the statutory tax rate to the effective tax or (benefit) are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Expected tax (benefit) at the statutory tax rate........  $ 3,903   $ 1,930   $(1,949)
Increase (decrease) in deferred tax asset valuation
  allowance.............................................   (1,218)   (1,489)      928
Other...................................................      884       562       (89)
State taxes.............................................      537       227       191
Foreign loss not taxable................................       13       121        50
                                                          -------   -------   -------
  Effective tax or (benefit)............................  $ 4,119   $ 1,351   $  (869)
                                                          =======   =======   =======

     As a result of the expected gains from the Company's disposition of certain hotels, the expected appreciation in the market value of the HRP limited partner units and projected income from continuing operations, management determined that the deferred tax asset should be adjusted to reflect the anticipated utilization of net operating loss carryforwards ("NOLs") from assumed realization of the gains and projected income from continuing operations. Accordingly, the Company recorded a deferred tax expense of $3,256,000 and $949,000 in 2002 and 2001, respectively, and a deferred tax benefit of $1,205,000 in 2000, which adjusted the deferred tax asset to $4,221,000 at December 31, 2002 from $7,477,000 ($1,800,000 attributable to hotels held for sale) at December 31, 2001.

     Although the Company reported significant taxable income in 2002 from continuing operations and hotel dispositions and in 2001 from the sale of its investment in Hallwood Energy, it incurred no federal alternative minimum tax due to a change in the tax law affecting the calculation of the alternative minimum tax, however current federal taxes of $50,000 and $58,000 were incurred by subsidiaries in 2002 and 2001, respectively. For 2000, the Company incurred no federal alternative minimum tax, due to federal tax losses, however $46,000 was incurred by subsidiaries. The accrued federal income tax payable (receivable) was $33,000 and $(358,000), and state taxes payable were $460,000 and $157,000 at December 31, 2002 and 2001, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     A schedule of the types and amounts of existing temporary differences and NOL's, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

                                                          DEFERRED TAX ASSET, NET
                                              -----------------------------------------------
                                                DECEMBER 31, 2002        DECEMBER 31, 2001
                                              ----------------------   ----------------------
                                               ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                              --------   -----------   --------   -----------
Basis differences...........................  $ 14,906     $   --      $ 12,999      $ --
Net operating loss carryforward.............     9,955         --        12,739        --
Equity in earnings of unconsolidated
  affiliates................................       361         --         3,540        --
Tax credits.................................     2,228         --         2,212        --
Reserves recorded for financial statement
  purposes and not for tax purposes.........     1,495         --         2,093        --
Original issue discounts and cancellation of
  debt income on debentures.................       194         --           712        --
Depreciation and amortization...............        --      3,713            --       475
Other temporary differences.................     3,687         --            --       233
                                              --------     ------      --------      ----
Deferred tax assets and liabilities.........    32,826     $3,713        34,295      $708
                                                           ======                    ====
Less: Deferred tax liabilities..............    (3,713)                    (708)
                                              --------                 --------
                                                29,113                   33,587
Less: Valuation allowance...................   (24,892)                 (26,110)
                                              --------                 --------
     Deferred tax asset, net................  $  4,221(a)              $  7,477(b)
                                              ========                 ========

---------------

(a) Full amount is attributable to continuing operations.

(b) $5,667 is attributable to continuing operations and $1,800 to hotels held for sale.

     Below is a schedule of expiring NOLs for tax purposes by year (in thousands):

YEARS ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  -------
2007........................................................  $ 7,083
2008........................................................   12,896
2009........................................................    6,916
2010........................................................    1,346
2020........................................................    1,037
                                                              -------
     Total..................................................  $29,278
                                                              =======

     In addition, the Company has approximately $2,228,000 of alternative minimum tax credits, which have no expiration date, and a depletion carryforward of approximately $6,323,000, which may be used to offset future taxable income without an expiration limitation.

     Current tax laws and regulations relating to specified changes in ownership may limit the Company's ability to utilize its NOLs and tax credit carryforwards. As of December 31, 2002, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 13 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

     Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002       2001      2000
                                                          -------   --------   ------
Recording of proportionate share of stockholders'
  equity/partners' capital transactions of equity
  investments
  Adoption of SFAS No. 133:
     Cumulative effect..................................  $    --   $ (4,035)  $   --
     Realized upon disposition of Hallwood Energy.......       --      3,009       --
     Change in fair value of derivatives................       --      1,302       --
  Amortization of interest rate swap....................      (59)       (26)      --
                                                          -------   --------   ------
     Accumulated other comprehensive income.............  $   (59)  $    250       --
                                                          =======   ========   ======
  Other
     HRP................................................  $    --   $     --   $  291
     Hallwood Energy....................................       --        (36)      36
Hotel assets and liabilities relinquished in connection
  with debt extinguishment:
  Loans payable.........................................  $11,609   $ 17,726   $   --
  Other liabilities, net................................      837        398       --
  Hotel properties......................................   (6,552)   (17,808)      --
  Deferred tax asset....................................   (1,800)      (100)      --
                                                          -------   --------   ------
                                                          $ 4,094   $    216       --
                                                          =======   ========   ======
Supplemental disclosures of cash payments
Interest paid...........................................  $ 1,606   $  3,474   $6,143
Income taxes paid.......................................      168        738      397

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

     Operations. The Company's real estate subsidiaries earn asset management, property management leasing and construction supervision fees for their management of HRP's real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP's properties,
(ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount by which the sales price of a property exceeds the purchase price of such

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES property. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP expire on June 30, 2004 and provide for:
(i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and
(iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     Hallwood Realty is also reimbursed for certain costs and expenses, at cost, for administrative level salaries and bonuses, employee and director insurance and allocated overhead costs. In addition, since HRP does not employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Hallwood Realty and HCRE by HRP.

     A summary of the fees earned from HRP is detailed below (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Leasing fees...............................................  $2,151   $2,158   $2,601
Property management fees...................................   2,029    2,009    1,916
Asset management fees......................................     618      609      581
Construction supervision fees..............................     582    1,204      917
Acquisition fees...........................................      --      120       74
                                                             ------   ------   ------
     Total.................................................  $5,380   $6,100   $6,089
                                                             ======   ======   ======

NOTE 15 -- ORGANIZATION AND OPERATIONS OF BROOKWOOD COMPANIES INCORPORATED

     Organization. Brookwood Companies Incorporated, a wholly owned subsidiary of the Company ("Brookwood"), was formed in March 1989 to acquire certain assets and assume certain liabilities of a nylon textile converting and finishing company. Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

     Operations. Brookwood maintains factoring agreements which provide that receivables, resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor's prior approval. Commissions paid to the factors were approximately $297,000, $240,000 and $322,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Brookwood had one customer that accounted for more than 10% of its net sales during 2002. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2003. Sales to that customer were $18,600,000, $3,800,000 and $42,000 in 2002, 2001 and 2000, respectively.

     Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Finished goods..............................................  $10,316   $ 9,987
Work in process.............................................    4,904     2,851
Raw materials...............................................    4,266     4,336
                                                              -------   -------
                                                               19,486    17,174
Less: Obsolescence reserve..................................     (573)     (421)
                                                              -------   -------
     Total..................................................  $18,913   $16,753
                                                              =======   =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Property, plant and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Machinery and equipment.....................................  $ 13,620   $ 12,187
Buildings and improvements..................................     4,528      4,424
Office furniture and equipment..............................     3,338      3,148
Construction in progress....................................       862      1,401
Land........................................................       391        391
Leasehold improvements......................................       368        392
                                                              --------   --------
                                                                23,107     21,943
Less: Accumulated depreciation..............................   (13,792)   (12,517)
                                                              --------   --------
     Total..................................................  $  9,315   $  9,426
                                                              ========   ========

     In 2001, management conducted an analysis of the carrying values of certain intangible assets related to acquisitions made in prior years and determined that Brookwood suffered an impairment to those values due to adverse economic trends and conditions. Accordingly, an impairment charge of $1,446,000 was recorded in December 31, 2001.

     During 2000, Brookwood formed a joint venture, Strategic Technical Alliance, LLC ("STA"), with an unrelated third party that is also in a textile related industry. The business of STA is to produce advanced breathable waterproof laminate materials for military applications.

     In September 2002, STA acquired the shares owned by the unrelated third party, effectively making STA a wholly owned subsidiary, for $1,000,000 in cash, the issuance of a $596,000 promissory note and royalty payments for three years based upon production under a specified contract. For the first three quarters of 2002, Brookwood accounted for its investment under the equity method of accounting. Since that date, the results of STA have been fully consolidated.

     The following table sets forth summarized financial data of STA as of and for the years ended December 31, 2002 and 2001(in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002      2001
                                                              -------   ------
Balance Sheet Data
  Total assets..............................................       --   $8,522
  Total liabilities.........................................       --    7,288
  Joint venture equity......................................       --    1,234
Statement of Operations Data (through September 2002 only)
  Revenue...................................................  $15,380   $6,596
  Net income................................................    2,429    1,252

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The fair value of financial instruments that are short-term or reprice frequently and have history of negligible credit losses are considered to approximate their carrying value. These include cash and cash equivalents, restricted cash, short term receivables, accounts payable and other liabilities.

     Management has reviewed the carrying value of its loans payable and 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Loans payable associated with the Company's assets held for sale and discontinued operations have not been considered. Management has determined that the estimated fair value of the loans payable would be approximately $17,243,000 and $19,141,000 at December 31, 2002 and 2001, compared to the carrying value of $17,130,000 and $19,141,000, respectively. The estimated fair value of the 10% Debentures is $5,983,000 and $5,045,000, based on market prices on the New York Stock Exchange, compared to the carrying values of $6,625,000 and $6,677,000 at December 31, 2002 and 2001, respectively. The fair value of the Company's hotel obligations approximated the carrying value given their proximity to expected extinguishment, which occurred during 2001 and 2002.

     The fair value information presented as of December 31, 2002 and 2001 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 -- RELATED PARTY TRANSACTIONS

     HSC Financial Corporation. Effective January 1997, the compensation committee approved a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation with which Mr. Gumbiner is and Mr. Troup was associated, that provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $825,000, excluding reimbursement for out-of-pocket and other reasonable expenses. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract had an original termination date of July 1998, however, it automatically renews for one-year periods if not terminated by the parties beforehand. The contract was amended to reduce the annual consulting fee to $495,000 in January 2000 and amended to increase the fee to $795,000 in May 2001. In addition, the Board of Directors awarded a bonus to HSC in March 2003 and 2002, accrued into the prior year, in the amount of $33,000 from its HCRE subsidiary.

     Pursuant to the HSC financial consulting agreement, the Company reimburses HSC for reasonable and necessary expenses in providing office space and administrative services. The Company reimbursed HSC $392,000, $344,000 and $304,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Of the amounts paid, the Company incurred $98,000, $86,000 and $117,000 of expense for the years ended December 31, 2002, 2001 and 2000, respectively. The remainder was reimbursed by HRP and certain energy affiliates.

     Hallwood Investments Limited. In March 2000, September 2000 and March 2001, the Company entered into loan agreements with an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, in the amount of $1,500,000, $1,000,000 and $1,500,000, respectively. Significant terms included:
(i) term of five years; (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured; and (v) convertible into common stock twelve months after date of issuance, if not previously repaid, at a per share price which was 115% of the market price on the date each of the loans was approved by the Company's independent board members. Two of the loans were repaid in December 2001 in the amount of $2,881,000, which represented principal of $2,500,000 and accrued interest of $381,000. The remaining loan was repaid in March 2002 in the amount of $1,648,000, which represented principal of $1,500,000 and accrued interest of $148,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Hallwood Realty Partners, L.P. As previously discussed in Note 14, the Company earns management fees, leasing commissions and other fees from HRP.

     Stanwick. The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. ("Stanwick"). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $25,000 for each of the years ended December 31, 2002, 2001 and 2000, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. ("HHSA"). Anthony J. Gumbiner is a director of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

     Strategic Technical Alliance, LLC. In the normal course of business, Brookwood sold inventory to STA, its joint venture investee. These sales totalled $11,444,000, $5,342,000 and $67,000 for the period through September 2002 and for the years ended December 31, 2001 and 2000, respectively. In September 2002, STA became a wholly owned Brookwood subsidiary. At December 31, 2001 STA owed $5,217,000 to Brookwood under this arrangement, and at December 31, 2002 the intercompany balance due has been eliminated in consolidation.

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

     In June 1997, an action was filed against the Company, HRP, the general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Delaware Court of Chancery, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to the Company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments before the Delaware Supreme Court were heard in February 2002, and a rehearing en banc was held in March 2002. In August 2002, the Supreme Court affirmed the judgement of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES appropriate relief. A hearing on the remand proceedings was held before the Delaware Court of Chancery in October 2002. A further hearing on the remand is scheduled to take place in May 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     In February 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P., et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of HRP's limited partnership units, including Gotham Partners, L.P., Gotham Partners, III L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that the defendants, by acquiring more than 15% of the outstanding HRP limited partnership units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. In November 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, LLC, Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant. Discovery was completed in December 2000 and trial was held in February 2001. In February 2001, the court rendered a decision in favor of the defendants and the court ordered the complaint dismissed. HRP filed a Notice of Appeal in March 2001. Oral arguments were heard in March 2002. In April 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of the defendants. In April 2002, HRP filed with the court a Petition for Rehearing en banc with respect to the April 2002 decision. In June 2002 the Second Circuit denied the petition. HRP has not sought further appellate review and the determination in favor of defendants is now final.

     The Company was a party to certain litigation in the Delaware Court of Chancery styled, Corporate Property Associates 6 and Corporate Property Associates 7 v. The Hallwood Group Incorporated (C.A. 15661-NC), that involves a four-year, $500,000 promissory note of the Company due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The agreement under which the note was issued also provided that the pledgee ("CPA," or the "Noteholder") had the right to receive up to an additional $500,000 based on the increase in price of the HRP units (the "HRP Participation Amount"). In 1996, the Company and CPA entered into an agreement under which the Company would pay off the principal and interest on the note and all other obligations between the parties would be ended. Subsequently, CPA refused to go forward with the agreement and this litigation was instituted. In December 1999, the Company and the Noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the Noteholder; (ii) the Company deposit $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The parties reserved their rights to proceed with the litigation. Trial was held in June 2001 in the Delaware Court of Chancery. In February 2002, the court rendered its decision in favor of the Company. In March 2002, the court entered an order that provided for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The Noteholder filed an appeal in April 2002. Oral arguments before the Delaware Supreme Court were heard in September 2002, and a rehearing en banc was held in November 2002. In March 2003, the Delaware Supreme Court issued its opinion reversing the finding of the Trial Court that certain language in the letter agreement in question constituted a general release of Hallwood's obligations. On March 21, 2003, the parties submitted to the Chancery Court an agreed proposed Order and Judgment, which was signed by the Court and terminated the litigation. The Order and Judgment provided for payment out of the escrowed funds of approximately $547,000 to CPA and $437,000 to the Company. The Company received its share of the escrowed funds on March 31, 2003.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed to pay $150,000 in cash and $250,000 in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel, and $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters.

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

     In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement discussed in Note 11. The contingent obligation, in the amount of $4,000,000 at December 31, 2002 is the estimated value of the remaining payments under the Separation Agreement and is included in other accrued expenses. Interest on the contingent obligation was imputed at 12.75% and amounted to $395,000 and $408,000 for the years ended December 31, 2001 and 2000, respectively. In December 2001 the Company evaluated the contingent obligation and accrued an additional $500,000 under this agreement, which was paid in 2002. Similarly, the Company reevaluated the obligation at December 2002, and determined that a further cost of $1,000,000 should be accrued, which is expected to be paid in 2003 and 2004.

     In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. As of December 31, 2002, no amounts have been paid or were owed in relation to the contingency payments.

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

     Commitments. Total lease expense for noncancelable operating leases was $1,518,000, $1,718,000 and $3,456,000 for the years ended December 31, 2002,
2001 and 2000, respectively. The Company leases certain textile manufacturing equipment and certain hotel property, including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HRP and pays a proportionate share of the lease expense. Two hotel leases (one of which was terminated in February 2001) required the payment of contingent rent if revenue was in excess of a base amount. Contingent rent was $-0-, $88,000 and $295,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     At December 31, 2002 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  ------
2003........................................................  $1,121
2004........................................................   1,076
2005........................................................     834
2006........................................................     653
2007........................................................     538
Thereafter..................................................   1,614
                                                              ------
     Total..................................................  $5,836
                                                              ======

     Employment Contracts. The Company's Brookwood subsidiary has employment agreements that expire in 2003 and 2005. The approximate minimum annual compensation due under this commitment are as follows (in thousands):

YEARS ENDING
DECEMBER 31,                                                  AMOUNT
------------                                                  ------
2003........................................................   $400
2004........................................................    200
2005........................................................     50
2006........................................................     --
2007........................................................     --
                                                               ----
  Total.....................................................   $650
                                                               ====

NOTE 19 -- SEGMENT AND RELATED INFORMATION

     The Company is a holding company and classifies its primary business operations into two reportable segments; real estate and textile products. Both segments have different management teams and infrastructures that engage in different businesses and offer different services.

     Real Estate. The real estate operations are conducted primarily through the Company's wholly owned subsidiaries, HWG, LLC, Hallwood Realty and HCRE. Hallwood Realty is the sole general partner of HRP. At December 31, 2002, HRP owned fourteen real estate properties in six states containing 5,199,000 net rentable square feet. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting recording its pro-rata share of net income (loss) and partners capital transactions reported by HRP.

     Textile Products. The textile products operations are conducted through the Company's wholly owned Brookwood subsidiaries. Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

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

     In May 2001, the Company sold its investment in Hallwood Energy. Accordingly, the Company's former energy operations have been reclassified as discontinued operations for all periods presented herein.

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

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, which consisted of five hotel properties at that time. Accordingly, the Company's hotel operations which it intended to dispose of were reclassified as discontinued operations. The Company subsequently determined that it would retain a leasehold interest in one of the hotels which has been reclassified as a continuing operation and is included in "other" within the following schedule.

     The following represents the Company's reportable amounts by segment, including its discontinued operations, as of and for the years ended December 31, 2002, 2001 and 2000, respectively ( in thousands):

                                   REAL     TEXTILE              DISCONTINUED
                                  ESTATE    PRODUCTS    OTHER     OPERATIONS    CONSOLIDATED
                                  -------   --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2002
Total revenue from external
  sources.......................  $ 7,095   $85,933    $ 4,128                    $97,156
                                  =======   =======    =======                    =======
Operating income (loss).........  $ 4,604   $ 2,667                               $ 7,271
                                  =======   =======
Unallocable expenses, net.......                       $(1,560)                    (1,560)
                                                       =======                    -------
Loss from continuing operations
  before income taxes...........                                                  $ 5,711
                                                                                  =======
Income from discontinued
  operations....................                                   $ 3,402        $ 3,402
                                                                   =======        =======
Identifiable assets, December
  31, 2002......................  $14,317   $44,519                               $58,836
Cash allocable to segment.......      119       869      1,371                      2,359
                                  -------   -------    -------                    -------
                                  $14,436   $45,388    $ 1,371                     61,195
                                  =======   =======    =======
Corporate assets................                       $ 8,353                      8,353
                                                       =======                    -------
Total assets, December 31,
  2002..........................                                                  $69,548
                                                                                  =======
Depreciation, amortization and
  impairment....................  $   672   $ 1,373    $   117                    $ 2,162
                                  =======   =======    =======                    =======
Capital
  expenditures/acquisitions.....            $ 1,950                               $ 1,950
                                            =======                               =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                   REAL     TEXTILE              DISCONTINUED
                                  ESTATE    PRODUCTS    OTHER     OPERATIONS    CONSOLIDATED
                                  -------   --------   -------   ------------   ------------
YEAR ENDED DECEMBER 31, 2001
Total revenue from external
  sources.......................  $ 8,514   $69,579    $ 3,309                    $81,402
                                  =======   =======    =======                    =======
Operating income................  $ 3,167   $(2,126)                              $ 1,041
                                  =======   =======
Unallocable expenses, net.......                       $(4,083)                    (4,083)
                                                       =======                    -------
Loss from continuing operations
  before income taxes...........                                                  $(3,042)
                                                                                  =======
Income from discontinued
  operations....................                                   $ 9,750        $ 9,750
                                                                   =======        =======
Identifiable assets, December
  31, 2001......................  $12,558   $44,998    $    --     $ 9,506        $67,062
Cash allocable to segment.......       97       323      3,552          --          3,972
                                  -------   -------    -------     -------        -------
                                  $12,655   $45,321    $ 3,552     $ 9,506         71,034
                                  -------   =======    =======     =======
Corporate assets................                       $ 6,533                      6,533
                                                       =======                    -------
Total assets, December 31,
  2001..........................                                                  $77,567
                                                                                  =======
Depreciation, amortization and
  impairment....................  $   672   $ 2,879    $   110     $   935        $ 4,596
                                  =======   =======    =======     =======        =======
Capital
  expenditures/acquisitions.....            $ 1,015                $     3        $ 1,018
                                            =======                =======        =======
YEAR ENDED DECEMBER 31, 2000
Total revenue from external
  sources.......................  $ 6,763   $73,852    $ 1,628                    $82,243
                                  =======   =======    =======                    =======
Operating income................  $ 3,755   $   455                               $ 4,210
                                  =======   =======
Unallocable expenses, net.......                       $(6,140)                    (6,140)
                                                       =======                    -------
Loss from continuing operations
  before income taxes...........                                                  $(1,930)
                                                                                  =======
Loss from discontinued
  operations....................                                   $(4,147)       $(4,147)
                                                                   =======        =======
Identifiable assets, December
  31, 2000......................  $ 7,406   $41,479    $    --     $37,888        $86,773
Cash allocable to segment.......      283       211      1,344          --          1,838
                                  -------   -------    -------     -------        -------
                                  $ 7,689   $41,690    $ 1,344     $37,888         88,611
                                  =======   =======    =======     =======
Corporate assets................                       $ 7,312                      7,312
                                                       =======                    -------
Total assets, December 31,
  2000..........................                                                  $95,923
                                                                                  =======
Depreciation, amortization and
  impairment....................  $   672   $ 1,399    $ 1,007     $ 6,003        $ 9,081
                                  =======   =======    =======     =======        =======
Capital
  expenditures/acquisitions.....            $ 3,214    $     3     $ 1,247        $ 4,464
                                            =======    =======     =======        =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTE 20 -- EMPLOYEE BENEFIT RETIREMENT PLANS

     In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company's matching contribution is discretionary, to be determined annually by the Company's Board of Directors;
(iii) excludes the Company's hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company's matching contributions, which were 50% of its employees contributions up to the first 6% contributed for each of the three years ended December 31, 2002, vest at a rate of 20% per year of service and become fully vested after five years. Employees of Hallwood Realty, HCRE and salaried hotel employees also participate in the Company's 401(k) plan. Brookwood has a separate 401(k) plan which is similar to the Company's plan. Brookwood did not provide a matching employer contribution to its 401(k) plan in the three years ended December 31, 2002. Employer contributions paid on behalf of Hallwood Realty employees were substantially paid by HRP. The Company's contributions to the plans for the years ended December 31, 2002, 2001 and 2000, respectively, excluding contributions from the Hallwood Realty affiliate paid on behalf of HRP were $71,000, $62,000, and $76,000, respectively.

     Brookwood's union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the years ended December 31, 2002, 2001 and 2000 were $268,000, $245,000 and $222,000, respectively. At March 31, 2002, the date of the latest actuarial valuation, Brookwood was not subject to a withdrawal liability upon termination of the pension plan because it was fully funded.

NOTE 21 -- CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Had the provisions of SFAS No. 142 been applied retroactively, the Company's net income (loss) and net income (loss) per share for each of the three years ended December 31, 2002, would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002     2001     2000
                                                            ------   ------   -------
Net income(loss), as reported.............................  $7,362   $4,245   $(4,867)
Add back amortization:
  Real estate -- negative goodwill........................      --     (113)     (226)
  Textile products -- positive goodwill...................      --       59       122
Deduct cumulative effect of change in accounting
  principle:
  Real estate -- negative goodwill........................    (568)      --        --
                                                            ------   ------   -------
Net income (loss) -- pro forma............................  $6,794   $4,191   $(4,971)
                                                            ======   ======   =======
Net income (loss) per common share -- assuming dilution,
  as reported.............................................  $ 5.19   $ 2.95   $ (3.45)
Adjustments...............................................   (0.40)    (.04)     (.07)
                                                            ------   ------   -------
Net income (loss) per common share -- assuming dilution,
  pro forma...............................................  $ 4.79   $ 2.91   $ (3.52)
                                                            ======   ======   =======

NOTE 22 -- SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Results of operations by quarter for the years ended December 31, 2002 and 2001, are summarized below (in thousands, except per share amounts):

                                                            YEAR ENDED DECEMBER 31, 2002
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
Operating revenues(a)............................  $24,354    $25,887     $21,088        $25,827
Gross profit.....................................    5,325      5,641       5,168          4,579
Income (loss) from continuing operations.........    1,316      1,142       1,298           (364)
Income (loss) from discontinued operations.......    1,476      2,258         (15)          (317)
Net income (loss)................................    3,360      3,400       1,283           (681)
Comprehensive income (loss)......................    3,346      3,385       1,268           (696)
Per Share Data:
Income (loss) from continuing operations
  Basic..........................................     0.97       0.80        0.95          (0.27)
  Assuming dilution..............................     0.85       0.80        0.95          (0.27)
Income (loss) from discontinued operations
  Basic..........................................     1.08       1.66       (0.01)         (0.23)
  Assuming dilution..............................     0.93       1.66       (0.01)         (0.23)
Net income (loss)
  Basic..........................................     2.47       2.46        0.94          (0.50)
  Assuming dilution..............................     2.15       2.46        0.94          (0.50)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                                            YEAR ENDED DECEMBER 31, 2001
                                                   -----------------------------------------------
                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
Operating revenues(a)............................  $20,934    $21,222     $18,333        $20,913
Gross profit.....................................    4,130      1,868       4,329          1,981
Income (loss) from continuing operations(b)......      342     (2,206)        338         (3,939)
Income (loss) from discontinued operations.......    4,950      5,794        (419)          (575)
Net income (loss)................................    5,252      3,588         (81)        (4,514)
Comprehensive income (loss)......................    2,519      6,597         (95)        (4,526)
Per Share Data:
Income (loss) from continuing operations
  Basic..........................................     0.24      (1.58)       0.24          (2.80)
  Assuming dilution..............................     0.23      (1.58)       0.22          (2.80)
Income (loss) from discontinued operations
  Basic..........................................     3.47       4.07       (0.29)         (0.41)
  Assuming dilution..............................     2.87       4.07       (0.29)         (0.41)
Net income (loss)
  Basic..........................................     3.69       2.48       (0.06)         (3.21)
  Assuming dilution..............................     3.07       2.48       (0.06)         (3.21)

---------------

(a) Includes reclassification to gross-up certain construction and facilities management expenses that were previously netted against revenues. The reclassification occurred due to the adoption of EITF No. 01-14 -- "Income Statement Characterization of Reimbursements Received for Out-of-pocket Expenses Incurred". The reclassifications had no effect on previously reported net income.

(b) Includes amounts previously reported as extraordinary gain (loss) from early extinguishment of debt.

     Year ended December 31, 2002. In January 2002, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma and recognized a gain from debt extinguishment of $2,552,000, before a deferred tax charge of $875,000. In June 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina completed a foreclosure on the hotel and the Company recognized a gain from debt extinguishment of $3,237,000, before a deferred tax charge of $925,000. In December 2002, the Company recorded a loss provision of $247,000 to fully accrue the settlement cost of two hotel litigation matters.

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

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Stockholders and Directors of
The Hallwood Group Incorporated

     We have audited the consolidated balance sheets of The Hallwood Group Incorporated and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002 and have issued our report thereon dated April 7, 2003 (April 15, 2003 as to the last paragraph of Note 5 under the heading "Textile Products"), which contained an explanatory paragraph referring to the Company's change in its method of accounting for goodwill in 2002 as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and its subsidiaries, listed in the accompanying index at
Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 7, 2003

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                ASSETS

Investments in subsidiaries -- continuing operations........  $ 31,361   $ 30,909
Deferred tax asset, net.....................................     4,221      5,677
Investment in HEC...........................................     3,313         --
Restricted cash.............................................       982        966
Receivables and other assets................................       363        664
Cash and cash equivalents...................................       296      2,464
                                                              --------   --------
  Total Assets..............................................  $ 40,536   $ 40,680
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

10% Collateralized Subordinated Debentures..................  $  6,625   $  6,677
Deferred cost -- Separation Agreement.......................     4,000      3,500
Deferred revenue -- noncompetition agreement................     3,424      5,840
Accounts payable, accrued interest and other accrued
  expenses..................................................     1,285      2,093
Capital lease obligations...................................     1,066      1,386
Investment in subsidiaries -- discontinued hotels held for
  sale......................................................        --      4,301
                                                              --------   --------
     Total Liabilities......................................    16,400     23,797

Redeemable preferred stock..................................     1,000      1,000

Common stock................................................       240        240
Additional paid-in capital..................................    54,452     54,452
Accumulated deficit.........................................   (16,417)   (23,729)
Accumulated other comprehensive income......................       191        250
Treasury stock..............................................   (15,330)   (15,330)
                                                              --------   --------
     Total Stockholders' Equity.............................    23,136     15,883
                                                              --------   --------
     Total Liabilities and Stockholders' Equity.............  $ 40,536   $ 40,680
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

   See accompanying "Notes to Condensed Financial Information of Registrant".

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
INCOME
  Intercompany income from subsidiaries
     Interest income........................................  $3,065   $ 3,158   $ 3,294
     Management fees........................................   2,019     2,331     2,302
     Dividends..............................................      --        --       400
  Amortization of deferred revenue -- noncompetition
     agreement..............................................   2,417     1,410        --
  Equity in net income of subsidiaries -- continuing
     operations.............................................     563        --        --
  Interest and other income.................................     318       215        75
  Equity loss from investment in HEC........................    (187)       --        --
  Fee income................................................      --        --       237
                                                              ------   -------   -------
     Total income...........................................   8,195     7,114     6,308

EXPENSES
  Administrative expenses...................................   1,930     2,266     2,055
  Cost of Separation Agreement..............................   1,000       500        --
  Interest expense..........................................     622     1,088     1,243
  Intercompany interest expense.............................     156       559     1,710
  Litigation expense........................................      --     2,360        --
  Equity in net loss of subsidiaries -- continuing
     operations.............................................      --     2,023     3,485
  Loss from debt extinguishment.............................      --       800        --
                                                              ------   -------   -------
     Total expenses.........................................   3,708     9,596     8,493
                                                              ------   -------   -------
  Income (loss) from continuing operations before income
     taxes (benefit)........................................   4,487    (2,482)   (2,185)
  Income taxes (benefit)....................................     527     3,023    (1,465)
                                                              ------   -------   -------
  Income (loss) from continuing operations..................   3,960    (5,505)     (720)

  Income (loss) from discontinued operations, net of tax
     Income (loss) from discontinued operations -- hotels
       (includes gains from extinguishment of debt of $5,789
       and $316 in 2002 and 2001, respectively).............   3,402    (1,384)   (6,973)
     Income from discontinued operations -- energy..........      --    11,134     2,826
                                                              ------   -------   -------
                                                               3,402     9,750    (4,147)
                                                              ------   -------   -------
NET INCOME (LOSS)...........................................   7,362     4,245    (4,867)
  Cash dividend on preferred stock..........................     (50)      (50)      (50)
                                                              ------   -------   -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS..........  $7,312   $ 4,195   $(4,917)
                                                              ======   =======   =======

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

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
NET INCOME (LOSS)...........................................  $7,362   $ 4,245   $(4,867)
Other Comprehensive Income (Loss)
  Pro rata share of other comprehensive income from equity
     investments
     Adoption of SFAS No. 133
       Cumulative effect....................................      --    (4,035)       --
       Realized upon disposition of Hallwood Energy.........      --     3,009        --
       Change in fair value of derivatives..................      --     1,302        --
     Amortization of interest rate swap.....................     (59)      (26)       --
                                                              ------   -------   -------
                                                                 (59)      250        --
                                                              ------   -------   -------
COMPREHENSIVE INCOME (LOSS).................................  $7,303   $ 4,495   $(4,867)
                                                              ======   =======   =======

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

   See accompanying "Notes to Condensed Financial Information of Registrant."

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2002       2001      2000
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........  $  (317)  $   (887)  $ 1,844

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in HEC common stock............................   (3,500)        --        --
  Return of (additional) investment in subsidiaries.........    2,019    (21,350)   (1,995)
  Proceeds from sale of Hallwood Energy stock...............       --     18,000       303
  Proceeds from noncompetition agreement....................       --      7,250        --
  Purchase of minority shares of Hallwood Energy............       --         --      (465)
                                                              -------   --------   -------
     Net cash provided by (used in) investing activities....   (1,481)     3,900    (2,157)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of common stock for treasury.....................       --       (412)       --
  Repayment of bank borrowings and loans payable............     (320)      (388)       --
  Payment of cash dividend on preferred stock...............      (50)       (50)      (50)
                                                              -------   --------   -------
     Net cash used in financing activities..................     (370)      (879)      (86)
                                                              -------   --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   (2,168)     2,163      (363)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    2,464        301       664
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   296   $  2,464   $   301
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
DESCRIPTION                                                   2002     2001      2000
-----------                                                   -----   -------   ------
                                                                   (IN THOUSANDS)
Proportionate share of stockholders' equity/partners'
  capital transactions of equity investments
  Adoption of SFAS No. 133:
     Cumulative effect......................................  $  --   $(4,035)  $   --
     Realized upon disposition of Hallwood Energy...........     --     3,009       --
     Change in fair value of derivatives....................     --     1,302       --
  Amortization of interest rate swap........................    (59)      (26)      --
                                                              -----   -------   ------
                                                              $ (59)  $   250       --
                                                              =====   =======   ======
  Other
     Hallwood Energy........................................     --   $   (36)  $   36

SUPPLEMENTAL DISCLOSURES OF CASH PAYMENTS
Interest paid...............................................  $ 653   $ 1,607   $1,002
Income taxes paid (refunded)................................   (202)      517      156

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

NOTE 2 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

     As referenced in Note 6 in the Consolidated Financial Statements, the Registrant's 10% Collateralized Subordinated Debentures due July 31, 2005, are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
10% Debentures (face amount)................................  $6,468   $6,468
Unamortized gain, net of accumulated amortization...........     157      209
                                                              ------   ------
     Total..................................................  $6,625   $6,677
                                                              ======   ======

NOTE 3 -- INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, the Company evaluated the operations and economic environment in which each of the hotels operated and in December 2001 and December 2000 recorded impairments of $935,000 and $4,000,000, respectively, to reduce hotel carrying values to estimated fair market values, which is included in the equity in net loss of hotel subsidiaries in the table below. Apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and report as an asset held for use, hotel operations have been segregated from the Company's continuing operations and reported as discontinued hotel operations. The loss from discontinued operations consists of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Gain from extinguishment of debt........................  $ 5,789   $   316   $    --
Deferred income tax (expense) benefit...................   (1,800)      500      (341)
Equity in net loss of hotel subsidiaries................     (225)   (1,986)   (6,917)
Litigation and other disposition costs..................     (362)     (214)     (115)
Intercompany management fee.............................       --        --       400
                                                          -------   -------   -------
  Income (loss) from discontinued hotel operations......  $ 3,402   $(1,384)  $(6,973)
                                                          =======   =======   =======

                                                                      SCHEDULE I

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

     Energy operations have been segregated from the Company's continuing operations and reported as a single line item -- income from discontinued energy operations. A summary of its operations for each of the three years ended December 31, 2002 are presented below:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2002     2001      2000
                                                              -----   -------   ------
Revenues
  Gain on sale of investment in Hallwood Energy.............  $ --    $ 8,725   $   --
  Equity income from investment in Hallwood Energy..........    --      1,837    2,826
                                                              -----   -------   ------
                                                                --     10,562    2,826
Expense
  Deferred federal income tax (benefit).....................    --       (672)      --
  State income tax expense..................................    --        100       --
                                                              -----   -------   ------
                                                                --       (572)      --
                                                              -----   -------   ------
     Income from discontinued energy operations.............  $ --    $11,134   $2,826
                                                              =====   =======   ======

NOTE 4 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     See Note 18 to the consolidated financial statements.

     The capital lease obligations associated with the Company's hotel properties have been included as parent company liabilities, because the lease obligations have been guaranteed by the parent company.

                                                                     SCHEDULE II

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                        CHARGED TO
                                           BALANCE,    (RECOVERY OF)   CHARGED                  BALANCE,
                                           BEGINNING     COSTS AND     TO OTHER                  END OF
                                            OF YEAR      EXPENSES      ACCOUNTS   DEDUCTIONS      YEAR
                                           ---------   -------------   --------   ----------    --------
                                                                  (IN THOUSANDS)
TEXTILE PRODUCTS
  Allowance for losses -- accounts
     receivable:
     Year ended December 31, 2002........    $498          $181            --       $(369)(a)     $310
     Year ended December 31, 2001........     375           147            --         (24)(a)      498
     Year ended December 31, 2000........     427           (13)         $(10)        (29)(a)      375

---------------

Notes:

(a) Write-offs, net of recoveries

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16     Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December
          20, 2002, between Brookwood Companies Incorporated, Kenyon
          Industries, Inc., Brookwood Laminating, Inc., Ashford
          Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and
          Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest -- 4.67%, due
          December 20, 2007
10.18     Subordinated Secured Promissory Note, dated September 28,
          2002, Between Strategic Technical Alliance, LLC, as Maker,
          and Burlington Industries, Inc., as Holder, in the amount of
          $685,695, payable in eight quarterly installments beginning
          January 31, 2003
21.       Active subsidiaries of the Registrant as of February 28,
          2003
99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         COMMISSION FILE NUMBER: 1-10643

              ----------------------------------------------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

              ----------------------------------------------------

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

       Registrant's telephone number, including area code: (214) 528-5588

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange on
Title of each class                                  which registered
------------------------------------------------     ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS     AMERICAN STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                                                    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act):  Yes  X   No
                                        ---     ---

The aggregate market value of units held by nonaffiliates of the registrant as of June 28, 2002 was $86,860,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 14, 2003: 1,593,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
       PART 1

       Item 1            Business                                                                       3

       Item 2            Properties                                                                     6

       Item 3            Legal Proceedings                                                              7

       Item 4            Submission of Matters to a Vote of Security Holders                            8

       PART II

       Item 5            Market for Registrant's Units and Related Security Holder Matters              8

       Item 6            Selected Financial Data                                                        9

       Item 7            Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                      10

       Item 7a           Quantitative and Qualitative Disclosures about Market Risk                     17

       Item 8            Financial Statements and Supplemental Information                              18

       Item 9            Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosures                                                      39

       PART III

       Item 10           Directors and Executive Officers of the Registrant                             40

       Item 11           Executive Compensation                                                         41

       Item 12           Security Ownership of Certain Beneficial Owners and Management                 43

       Item 13           Certain Relationships and Related Transactions                                 44

       Item 14           Controls and Procedures                                                        44

       PART IV

       Item 15           Exhibits, Financial Statement Schedule and Reports on Form 8-K                 44

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

As of December 31, 2002, HRP owned 14 real estate properties (the "Properties") located in six states containing 5,199,000 net rentable square feet (for additional information, see Item 2 - Properties). HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

RISKS, COMPETITION AND OTHER FACTORS

DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKETS COULD HARM HRP'S BUSINESS.

The commercial real estate industry is sensitive to a number of factors relating to global, national, regional and local general and economic conditions, including war, threat of war, inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP's business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP's financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

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

HRP MAY BE SENSITIVE TO CHANGES IN INTEREST RATES.

Because only one of its mortgage loans has a floating interest rate, HRP's exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2002, HRP had mortgage loans totaling $172,552,000 with fixed interest rates from 6.97% to 8.7% (with an effective average interest rate of 8.21%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

A $25,000,000 mortgage loan secured by Allfirst Building bears interest at LIBOR plus 130 basis points, and therefore HRP's actual cash interest costs are affected by changes in market interest rates. The interest rate for this loan was 2.68% as of December 31, 2002. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

INSURANCE RISKS HAVE INCREASED AS A RESULT OF RECENT EVENTS.

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP's ability to obtain appropriate insurance coverages. However, at this time the only impact on HRP has been an increase in premiums. HRP has $250,000,000 of terrorism insurance coverage.

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

Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP's properties is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

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

SOME OF HRP'S LOANS CONTAIN COVENANTS AND RESTRICTIONS, WHICH AFFECT
FLEXIBILITY.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan's annual debt service. The ratio, for a loan requiring a minimum
1.15 ratio, was 2.25, 2.35, and 2.19 for 2002, 2001, and 2000, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.39, 1.94, and 2.45 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2002. As of December 31, 2002, the outstanding balance of the loans is $111,553,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP's ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans also, under certain circumstances, may restrict the ability of HRP to merge, to consolidate or to liquidate.

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

HRP does not directly employ any individuals. Currently, approximately 90 employees of Realty and/or HCRE render services on behalf of HRP and its Properties.

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

ITEM 2.   PROPERTIES


As of December 31, 2002, HRP owned 14 properties located in six states with 5,199,000 net rentable square feet.

                                                                                            NET
                                                                                         RENTABLE      ACRES       PERCENTAGE
                                                                         YEAR(S)          SQUARE        OF        LEASED AS OF
NAME AND LOCATION                               DESCRIPTION           CONSTRUCTED          FEET        LAND        12/31/2002
-------------------------------        --------------------------    ------------        ---------     -----      ------------

AIRPORT PLAZA                                  three story                1982             48,637         2          100%
San Diego, California                        office building

ALLFIRST BUILDING                               22 story                  1972            343,080       0.6           98%
Baltimore, Maryland                          office building

BELLEVUE CORPORATE PLAZA                        ten story                 1980            242,861       3.6           74%
Bellevue, Washington                         office building

BRADSHAW BUSINESS PARKS                      21 single story          1974 to 1980        452,838        31           95%
Sacramento and Rancho Cordova,         office/warehouse buildings
California                                    at four sites

CORPORATE SQUARE                          10 one to seven story       1967 to 1973,       593,061        34           94%
Atlanta, Georgia                            office buildings              2000

EXECUTIVE PARK                             26 one to six story        1965 to 1972,     1,019,615        70           88%
Atlanta, Georgia                            office buildings              2002

FAIRLANE COMMERCE PARK                  11 single story buildings     1973 to 1990        416,056        35          100%
Dearborn, Michigan                      in office/industrial park

FOUNTAIN VIEW BUSINESS CENTER                 3 three story               1980             89,432       4.3           96%
San Diego, California                       office buildings

GULLEY ROAD INDUSTRIAL PARK             5 single story buildings      1990 to 1993        154,360        11           83%
Dearborn, Michigan                        in an industrial park

MONTROSE OFFICE CENTER                          ten story                 1980            147,337         3           99%
Rockville, Maryland                          office building

PARKLANE TOWERS                            twin fifteen story             1973            486,607      31.8           94%
Dearborn, Michigan                          office buildings

RAINTREE INDUSTRIAL PARK                14 single story buildings     1971 to 1979        795,198        49           84%
Solon, Ohio                            in office/industrial complex

RIVERBANK PLAZA                               2 three story               1978            40,222        1.6          100%
San Diego, California                       office buildings

SEATTLE BUSINESS PARKS                       17 single story          1972 to 1978,       369,248        23           87%
Kent and Tukwila, Washington                buildings in two              1993
                                         office/industrial parks

Allfirst Bank, the principal tenant of Allfirst Building, has options to purchase the building from HRP for $28,000,000 in either 2004 or 2006. For information regarding this project as well as encumbrances to which any properties are subject and the status of related mortgage loans, see "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 to the Consolidated Financial Statements and Schedule III in Item 8 - Financial Statements and Supplemental Information.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP's portion is approximately $210,000 annually.

ITEM 3.   LEGAL PROCEEDINGS

On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. A further hearing on the remand is scheduled to take place in May or June 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV 1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001. Oral argument was heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing and Rehearing En Banc with respect to the April 11, 2002 decision. On June 3, 2002, the Second Circuit denied that petition. HRP has not sought further appellate review and the determination in favor of defendants is now final.

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2002.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

HRP's units are traded on the American Stock Exchange under the symbol "HRY". As of March 14, 2003, there were approximately 24,000 unitholders owning the 1,593,948 units outstanding. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners. HRP has not paid any cash distributions since February, 1992.

The following table shows the high and low closing prices for the periods indicated, as reported by the American Stock Exchange:



                        CLOSING PRICES
                    --------------------
                       HIGH       LOW
                    ---------  ---------
2001 -

    1st Quarter     $   71.75  $   47.50

    2nd Quarter         67.50      56.00

    3rd Quarter         60.00      52.00

    4th Quarter         71.02      52.75


2002 -

    1st Quarter     $   72.25  $   69.00

    2nd Quarter         70.25      68.50

    3rd Quarter         94.50      58.00

    4th Quarter         87.95      80.50


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


                                                                              YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                        2002            2001            2000            1999             1998
                                                    -----------     -----------     -----------      -----------     -----------
                                                                      (in thousands except per unit amounts)

STATEMENTS OF OPERATIONS:

Total revenues(a)                                   $    73,739     $    74,691     $    69,901      $    61,470     $    58,056

Income (loss) before interest income, gain from
property sales, and cumulative effect of
SFAS No. 133 adoption                                     6,294           3,293          (1,267)           3,154          10,723

Income (loss) before cumulative effect
of SFAS No. 133 adoption                                  6,931           8,520            (299)           4,062          11,593

Net income (loss)                                         6,931           8,328            (299)           4,062          11,593


Income (loss) per unit and equivalent unit :

  Basic -

      Income (loss) before cumulative effect
      of SFAS No. 133 adoption                             4.32            5.31           (0.18)            2.40            6.86

      Net income (loss)                                    4.32            5.19           (0.18)            2.40            6.86

  Assuming dilution -

      Income (loss) before cumulative effect
      of SFAS No. 133 adoption                             4.16            5.13           (0.18)            2.31            6.59

      Net income (loss)                                    4.16            5.01           (0.18)            2.31            6.59


BALANCE SHEETS:

Real estate, net(b)                                 $   209,838     $   213,574     $   206,392      $   192,814     $   175,779

Total assets                                            274,420         269,875         254,504          230,386         214,023

Mortgages payable                                       197,552         201,224         200,096          171,312         162,078

Partners' capital(c)                                     60,675          54,022          44,490           48,696          44,634



NOTES TO SELECTED FINANCIAL DATA:

(a) Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income or loss.

(b) Acquisition and development activity from 1999 to 2001 increased HRP's real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

(c) Partners' capital includes Accumulated Other Comprehensive Income of $926,000 and $1,204,000 as of December 31, 2002 and 2001, respectively.
        Partners' capital balance is allocated 99% to the limited partners and 1% to the General Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001 -

REVENUE FROM PROPERTY OPERATIONS in 2002 increased $399,000, or 0.6%, compared to 2001. The following table illustrates the components of the change, in thousands:

Rental income, net        $ 830
Other property income      (431)
                          -----
 Net increase             $ 399
                          =====


Net rental income increased primarily due to an overall 5% increase in rental rates offset by a decrease in average occupancy between periods from 90.9% to 87.3%. Average occupancy for 2002 was 89.0% excluding the new, but unoccupied, building at Executive Park, which was completed in April 2002 - see Note 5 to the Consolidated Financial Statements for more information. Other property income decreased due to a reduction in tenant expense recoveries.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for 2002 decreased $1,351,000, or 16.7%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for 2002 increased $271,000, or 1.0%, compared to 2001. The change in expense includes non-specific, or general, increases in real estate taxes, property and liability insurance premiums, and property level salaries, partially offset by a general decrease in utilities and landscaping costs.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for 2002 decreased $787,000, or 14.8%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for 2002 decreased $980,000, or 6.1%, compared to 2001, as a result of a decrease in mortgage loan interest of $611,000 (primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building), a decrease in capitalized interest of $230,000, and a decrease in loan cost amortization and other interest costs of $40,000. (For more information about the variable rate mortgage, see Item 7a - Quantitative and Qualitative Disclosures About Market Risk.) Additionally, 2001 included $559,000 of prepayment penalties and other costs related to the early payoff of loans; these costs were reclassified in the fourth quarter of 2002 from an extraordinary item to current operations within interest expense as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145.

DEPRECIATION AND AMORTIZATION EXPENSE for 2002 increased $335,000, or 2.3%, primarily due to depreciation for the newly completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for 2002 increased $239,000, or 5.5%, compared to 2001, due to increases in certain professional fees, state franchise taxes, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $777,000 and $3,808,000 for 2002 and 2001, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 10 to the Consolidated Financial Statements.

INTEREST INCOME decreased by $406,000, or 38.9%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between years.

2001 COMPARED TO 2000 -

REVENUE FROM PROPERTY OPERATIONS in 2001 increased $2,929,000, or 4.6%, compared to 2000. The following table illustrates the components of the change, in thousands:

Rental income, net        $   2,208
Other property income           721
                          ---------
 Net increase             $   2,929
                          =========

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

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for 2001 increased $1,861,000, or 29.8%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

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

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for 2001 increased $1,757,000, or 49.1%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for 2001 increased $313,000, or 2.0%, compared to 2000 as a result of an increase in mortgage loan interest of $845,000 (due to a higher average mortgage loan balance), partially offset by the capitalization of $486,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the Consolidated Financial Statements), and a decrease in loan cost amortization and other interest costs of $46,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent between years and increased $64,000, or 0.4%.

GENERAL AND ADMINISTRATIVE EXPENSES for 2001 decreased $690,000, or 13.7%, compared to 2000 primarily due to $601,000 of non-qualified unit option compensation in 2000.

LITIGATION COSTS were $3,808,000 and $5,663,000 for 2001 and 2000, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 10 to the Consolidated Financial Statements.

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

INTEREST INCOME increased by $75,000, or 7.7%, as a result of increased earnings on overnight cash investments due to a higher average cash balance available for investment, partially offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL INFORMATION -

HRP operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends, operations, and other factors to determine if any should be considered for disposition.

As of December 31, 2002, HRP owned 14 real estate assets (the "Properties") located in six states containing 5,199,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2002, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $7,450,000 during 2002 to $32,363,000 as of December 31, 2002. The source of cash during the year was $19,726,000 of cash provided by operating activities,. The uses of cash were $6,617,000 for property and tenant improvements, $1,977,000 for property development costs, $3,672,000 for scheduled mortgage principal payments, and $10,000 for loan fees.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP has leases in place as of December 31, 2002 to provide $54,963,000 of minimum rental payments during 2003 (see "Liquidity and Capital Resources - Lease Agreements and Major Tenant Information"). For 2002, HRP had leases in place to provide $55,261,000 of minimum rental payments (based on leases in place as of December 31, 2001), however the actual rental payments recorded for 2002 were $61,481,000. Actual rental payment results for 2002 were greater than the minimum rental payment amount primarily due to our ability to attract and retain tenants. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. HRP has estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000 for 2003. Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

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

Impairment of Long-Lived Assets - HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2002, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

Assets Held for Sale - Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

Revenue Recognition - SFAS No. 13 "Accounting for Leases" requires management to estimate the economic life of lease payments. However, this does not require subjective input by management, as rental income is recognized on a straight-line basis over the lease term, as defined in each respective lease. Adjustments to convert cash rental income (which may include free rent, reduced rent, or periodic rental rate increases over the term of the lease) to straight-line rental income increased revenues by $99,000, $256,000, and $569,000 in 2002, 2001, and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS -

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and was adopted January 1, 2002. Among other things, SFAS No. 142 requires that in conjunction with an acquisition of a property in the future all intangible assets associated with such property will be separately evaluated and recorded.

SFAS No. 143 "Accounting for Asset Retirement Obligations" was adopted January 1, 2003. It establishes an accounting standard for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. HRP has no such obligations as of December 31, 2002.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was adopted January 1, 2002 and requires current, as well as historical, results of operations for disposed properties and those properties held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations.

SFAS No. 145 "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and was adopted in the fourth quarter of 2002. Among other things, SFAS No. 145 limits debt extinguishments that can be classified as extraordinary items. As a result, HRP has reclassified previously recorded gains and losses from early extinguishment of debt from an extraordinary item to current operations within interest expense. Accordingly, the reclassifications had no effect on previously reported net income or loss.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. HRP anticipates no material impact on its financial statements from the adoption of this accounting standard.

SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123, as well as requiring additional disclosures in interim and annual financial statements. At this time, HRP expects that the impact will be limited to additional disclosure requirements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. As of December 31, 2002 HRP had no such guarantees.

LEASE AGREEMENTS AND MAJOR TENANT INFORMATION -

Lease provisions generally require HRP's tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $3,755,000, $4,197,000, and $3,315,000 in 2002, 2001, and 2000,
respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2002, the Properties, in the aggregate, were 91% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2002 (in thousands):

                         Payments            Payments
                      from Leases         from Leases
                    without Early          with Early
                      Termination         Termination
                           Rights              Rights               Total
                  ---------------     ---------------     ---------------

2003              $        54,963     $           651     $        55,614
2004                       48,306                 413              48,719
2005                       40,003                 238              40,241
2006                       27,928               1,837              29,765
2007                       20,348               3,485              23,833
Thereafter                 75,796              35,962             111,758
                  ---------------     ---------------     ---------------
  Total           $       267,344     $        42,586     $       309,930
                  ===============     ===============     ===============

Based on leases in place as of December 31, 2002, set forth below are the percentages of leased square footage scheduled for lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:


2003           23%
2004           14%
2005           14%
2006           15%
2007            7%
Thereafter     27%

During 2002 and 2001, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 12% of revenues in 2002 and 2001, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 17% and 14% of revenues in 2002 and 2001, respectively.

As of December 31, 2002, Ford leased 199,000 square feet of office space under seven leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under seven leases at Fairlane Commerce Park. These leases expire between 2003 and 2005 and most contain options providing for one to ten year renewals. As of December 31, 2002, GSA leased 450,000 square feet of office space at Executive Park (including 128,000 square feet associated with a lease that begins in 2003 - see "Liquidity and Capital Resources - Property Development at Executive Park") under seven leases which expire between 2003 and 2015. Also, as of December 31, 2002, GSA leased 310,000 square feet of office space at Corporate Square under three leases which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

LITIGATION & JUDGMENT -

In July 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard in February 2002 and a rehearing en banc was held in March 2002. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery in October 2002. A further hearing on the remand is scheduled to take place in May or June 2003, with a decision by the Court of Chancery to follow. (For more information about this litigation, see Item 3 - Legal Proceedings.) Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by 11 non-recourse mortgage loans aggregating $197,552,000 as of December 31, 2002. These mortgage loans have interest rates varying from 2.68% to 8.70% (with an effective average interest rate of 7.51%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                            Total
                                                           Mortgage
                     Principal          Balloon              Loan
                     Payments           Payments           Payments
                  --------------     --------------     --------------

2003              $        3,998     $           --     $        3,998
2004                       4,310                 --              4,310
2005                       4,167             74,515             78,682
2006                       2,852             25,000             27,852
2007                       3,079                 --              3,079
Thereafter                22,894             56,737             79,631
                  --------------     --------------     --------------
Total             $       41,300     $      156,252     $      197,552
                  ==============     ==============     ==============


Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2003. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan's annual debt service. The ratio, for a loan requiring a minimum
1.15 ratio, was 2.25, 2.35, and 2.19 for 2002, 2001, and 2000, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.39, 1.94, and 2.45 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2002. As of December 31, 2002, the outstanding balance of the loans is $111,553,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP's ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans also, under certain circumstances, may restrict the ability of HRP to merge, to consolidate or to liquidate.

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

Realty and HCRE are compensated for services provided to HRP and its Properties as described above and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                       Entity
                                       Paid or
                                      Reimbursed          2002            2001             2000
                                      -----------      -----------     -----------     -----------

Asset management fee                     Realty        $       618     $       609     $       581
Acquisition fee                          Realty                 --              --              74
Disposition fee                          Realty                 --             120              --
Reimbursement of costs(a)                Realty              3,477           3,161           2,720
Property management fee                   HCRE               2,022           2,005           1,914
Lease commissions(b)                      HCRE               2,151           2,158           2,605
Construction fees                         HCRE                 582           1,204             917
Reimbursement of costs(c)                 HCRE               3,916           3,826           3,521

          (a) These expenses are recorded as general and administrative expenses and represent reimbursement, at cost, to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

          (b) As of December 31, 2002, $567,000 of the 2002 lease commissions are accrued and are scheduled to be paid in 2003.

          (c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

INFLATION -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2002 and is not anticipated to have a material impact in 2003.

RISKS, COMPETITION AND OTHER FACTORS -

For information about risks, see "Risks, Competition and Other Factors" in Item 1 - Business.

PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

In early 2001, HRP demolished a one-story office building at its Executive Park property, which contained 18,000 net rentable square feet. In order to do so, HRP obtained a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a five-story office building containing 128,000 net rentable square feet. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A seven-year lease for the entire building, with an option for five additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime between May and August 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $15,000,000 to $16,000,000 will be obtained in the second half of 2003.

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

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2002 and 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $926,000 and $1,204,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.68% and 3.44% as of December 31, 2002 and 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2002 and 2001, the estimated fair value of the interest rate cap was $55,000 and $68,000, respectively.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



                                  ITEM 8 INDEX



       FINANCIAL STATEMENTS:                                                                     Page
                                                                                                 ----

              Independent Auditors' Report                                                         19

              Consolidated Balance Sheets as of December 31, 2002 and 2001                         20

              Consolidated Statements of Operations for the years
              ended December 31, 2002, 2001 and 2000                                               21

              Consolidated Statements of Comprehensive Income for the years
              ended December 31, 2002, 2001 and 2000                                               22

              Consolidated Statements of Partners' Capital for the years
              ended December 31, 2002, 2001 and 2000                                               23

              Consolidated Statements of Cash Flows for the years
              ended December 31, 2002, 2001 and 2000                                               24

              Notes to Consolidated Financial Statements                                           25

       FINANCIAL STATEMENT SCHEDULE:

              Schedule III - Real Estate and Accumulated Depreciation                              38

              All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit for the year ended December 31, 2002 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 6, 2003

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                                   DECEMBER 31,
                                                        ----------------------------------
                                                             2002                2001
                                                        --------------      --------------
ASSETS

Real estate:
     Land                                               $       59,015      $       59,015
     Buildings and improvements                                310,154             290,674
     Tenant improvements                                        23,504              22,301
     Construction in progress                                      836              18,303
                                                        --------------      --------------
                                                               393,509             390,293
     Accumulated depreciation and amortization                (183,671)           (176,719)
                                                        --------------      --------------
   Real estate, net                                            209,838             213,574

Cash and cash equivalents                                       32,363              24,913
Accounts receivable                                              2,315               2,315
Escrow deposits held by lenders                                  8,918               8,359
Effective rent receivable                                        4,729               4,630
Lease commissions, net                                          11,390              10,868
Loan costs, net                                                  2,677               3,258
Prepaid expenses and other assets                                2,190               1,958
                                                        --------------      --------------

   Total assets                                         $      274,420      $      269,875
                                                        ==============      ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                                  $      197,552      $      201,224
     Accounts payable and accrued expenses                       5,743               5,147
     Prepaid rent, security deposits and other                   3,533               3,061
     Payable to affiliates                                         512                  16
     Deferred litigation proceeds                                6,405               6,405
                                                        --------------      --------------
   Total liabilities                                           213,745             215,853
                                                        --------------      --------------
Commitments and contingencies

Partners' capital:
     Limited partners - 1,589,948 units outstanding             59,152              52,290
     General partner                                               597                 528
     Accumulated other comprehensive income                        926               1,204
                                                        --------------      --------------
   Total partners' capital                                      60,675              54,022
                                                        --------------      --------------

   Total liabilities and partners' capital              $      274,420      $      269,875
                                                        ==============      ==============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         2002              2001                 2000
                                                                    --------------     --------------      --------------
REVENUES:

   Property operations                                              $       66,992     $       66,593      $       63,664
   Parking, construction and tenant services                                 6,747              8,098               6,237
                                                                    --------------     --------------      --------------
      Total revenues                                                        73,739             74,691              69,901
                                                                    --------------     --------------      --------------

EXPENSES:
   Property operations                                                      27,464             27,193              26,552
   Parking, construction and tenant services                                 4,547              5,334               3,577
   Interest                                                                 15,165             16,145              15,832
   Depreciation and amortization                                            14,897             14,562              14,498
   General and administrative                                                4,595              4,356               5,046
   Litigation costs                                                            777              3,808               5,663
                                                                    --------------     --------------      --------------
      Total expenses                                                        67,445             71,398              71,168
                                                                    --------------     --------------      --------------

INCOME (LOSS) BEFORE INTEREST INCOME, GAIN FROM PROPERTY SALES,
AND CUMULATIVE EFFECT                                                        6,294              3,293              (1,267)
Interest income                                                                637              1,043                 968
Gain from property sales                                                        --              4,184                  --
                                                                    --------------     --------------      --------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT                                       6,931              8,520                (299)
Cumulative effect of SFAS No. 133 adoption -
valuation of interest rate cap                                                  --               (192)                 --
                                                                    --------------     --------------      --------------
NET INCOME (LOSS)                                                   $        6,931     $        8,328      $         (299)
                                                                    ==============     ==============      ==============
ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                                 $        6,862     $        8,245      $         (296)
   General partner                                                              69                 83                  (3)
                                                                    --------------     --------------      --------------
      Total                                                         $        6,931     $        8,328      $         (299)
                                                                    ==============     ==============      ==============

NET INCOME (LOSS) PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income (loss) before cumulative effect                        $         4.32     $         5.31      $        (0.18)
      Cumulative effect of SFAS No. 133 adoption                                --              (0.12)                 --
                                                                    --------------     --------------      --------------
            Net income (loss)                                       $         4.32     $         5.19      $        (0.18)
                                                                    ==============     ==============      ==============
    Earnings per unit - assuming dilution
       Income (loss) before cumulative effect                       $         4.16     $         5.13      $        (0.18)
       Cumulative effect of SFAS No. 133 adoption                               --              (0.12)                 --
                                                                    --------------     --------------      --------------
          Net income (loss)                                         $         4.16     $         5.01      $        (0.18)
                                                                    ==============     ==============      ==============

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER
UNIT AND POTENTIAL UNIT:

   Basic                                                                     1,590              1,590               1,620
                                                                    ==============     ==============      ==============

   Assuming dilution                                                         1,648              1,645               1,674
                                                                    ==============     ==============      ==============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                                  2002                2001                2000
                                             --------------      --------------      --------------

NET INCOME (LOSS)                            $        6,931      $        8,328      $         (299)

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                          --               1,481                  --

Amortization of deferred gain
from sale of interest rate swap                        (278)               (277)                 --
                                             --------------      --------------      --------------

COMPREHENSIVE INCOME                         $        6,653      $        9,532      $         (299)
                                             ==============      ==============      ==============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                              Accumulated                          Limited
                                                                                 Other                           Partnership
                                               General         Limited        Comprehensive                        Units
                                               Partner         Partners          Income           Total          Outstanding
                                             -----------      -----------     -------------     -----------      -----------

PARTNERS' CAPITAL, JANUARY 1, 2000           $       487      $    48,209      $        --      $    48,696        1,672,556

Exercise and issuance of unit options                  8              806               --              814           17,200

Purchase of units                                    (47)          (4,674)              --           (4,721)         (99,808)

Net loss                                              (3)            (296)              --             (299)              --
                                             -----------      -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 2000                 445           44,045               --           44,490        1,589,948

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                       --               --            1,481            1,481               --

Amortization of deferred gain from
sale of interest rate swap                            --               --             (277)            (277)              --

Net income                                            83            8,245               --            8,328               --
                                             -----------      -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 2001                 528           52,290            1,204            54,022       1,589,948

Amortization of deferred gain from
sale of interest rate swap                            --               --             (278)            (278)              --

Net income                                            69            6,862               --            6,931               --
                                             -----------      -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 2002         $       597      $    59,152      $       926      $    60,675        1,589,948
                                             ===========      ===========      ===========      ===========      ===========




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                      2002              2001               2000
                                                                 -------------      -------------      -------------
OPERATING ACTIVITIES:
   Net income (loss)                                             $       6,931      $       8,328      $        (299)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                                     14,897             14,562             14,498
      Gain from property sales                                              --             (4,184)                --
      Cumulative effect of SFAS No. 133 adoption -
         valuation of interest rate cap                                     --                192                 --
      Non-qualified unit option compensation                                --                 --                601
      Effective rent adjustments                                           (99)              (256)              (569)
   Changes in assets and liabilities:
      Account receivable                                                    --                896               (924)
      Lease commission payments                                         (2,951)            (2,752)            (5,043)
      Prepaid expenses, escrow deposits and other assets                  (200)              (174)               956
      Accounts payable and other liabilities                             1,148               (740)             3,660
                                                                 -------------      -------------      -------------
         Net cash provided by operating activities                      19,726             15,872             12,880
                                                                 -------------      -------------      -------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                     (6,617)            (9,417)           (10,933)
   Property development cost                                            (1,977)           (13,406)            (8,811)
   Property acquisitions                                                    --                 --             (7,791)
   Cash proceeds from property sales, net of selling costs                  --              8,435                 --
                                                                 -------------      -------------      -------------
         Net cash used in investing activities                          (8,594)           (14,388)           (27,535)
                                                                 -------------      -------------      -------------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                              --             10,000             50,623
   Mortgage principal refinanced                                            --             (2,760)           (18,346)
   Loan fees                                                               (10)              (138)            (1,210)
   Mortgage principal early payoff                                          --             (2,125)                --
   Mortgage prepayment penalties                                            --               (423)              (286)
   Mortgage principal scheduled payments                                (3,672)            (3,987)            (3,493)
   Exercise and issuance of unit options                                    --                 --                213
   Purchase of units                                                        --                 --             (4,721)
   Deferred litigation proceeds                                             --              6,405                 --
                                                                 -------------      -------------      -------------
         Net cash provided by (used in) financing activities            (3,682)             6,972             22,780
                                                                 -------------      -------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                    7,450              8,456              8,125
BEGINNING CASH AND CASH EQUIVALENTS                                     24,913             16,457              8,332
                                                                 -------------      -------------      -------------
ENDING CASH AND CASH EQUIVALENTS                                 $      32,363      $      24,913      $      16,457
                                                                 =============      =============      =============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


1         ORGANIZATION

          Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 2002 there were 1,589,948 units outstanding.

          As of December 31, 2002, HRP owned 14 real estate assets (the "Properties") located in six states containing 5,199,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

2         ACCOUNTING POLICIES

          CONSOLIDATION

          HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2002, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

          HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

          CASH AND CASH EQUIVALENTS

          HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

          PROPERTY

          Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2002, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002

2         ACCOUNTING POLICIES - (CONTINUED)

          Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

          Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

          HRP capitalizes all costs related to the development and construction of its projects, including interest of $256,000, $486,000, and $493,000 in 2002, 2001, and 2000, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof has commenced. All costs for construction are capitalized and allocated to each building. Capitalization of such costs is discontinued when the building is available for occupancy.

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

          OTHER ASSETS

          Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2003 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2005 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $2,817,000, $2,889,000, and $3,180,000 in 2002, 2001, and 2000, respectively.
          Amortization of loan costs, included in interest expense, was $591,000, $624,000, and $855,000 in 2002, 2001, and 2000,
          respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets includes prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

          REVENUE RECOGNITION

          Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $99,000, $256,000, and $569,000 in 2002, 2001, and 2000, respectively.
          Lease provisions generally require tenants to pay their proportionate share of certain building operating costs and real property taxes. Revenue from these expense recoveries, included in property operations, are recorded as earned and was $3,755,000, $4,197,000, and $3,315,000 in 2002, 2001, and 2000, respectively.

          Revenues and expenses from short-term construction and tenant service projects are recorded at the time of project completion. Revenues and expenses from long-term construction projects are accounted for using the percentage-of-completion method. Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income or loss.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


2         ACCOUNTING POLICIES - (CONTINUED)

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

          INCOME TAXES

          Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $280,000, $178,000, and $182,000 in 2002, 2001, and
          2000, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

          EQUITY-BASED COMPENSATION

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options. HRP has elected, as provided by SFAS No. 123, not to recognize employee equity-based compensation expense as calculated under SFAS No. 123, but has recognized such expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for each of the three years ended December 31, 2002 had the expense provisions of SFAS No. 123 been adopted.

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

                                                                2002            2001             2000
                                                            -----------      -----------      -----------

Weighted average units outstanding - basic                        1,590            1,590            1,620
Potential weighted average units issued from options                 69               69               75
Potential repurchase of units from unit option proceeds             (11)             (14)             (21)
                                                            -----------      -----------      -----------
Potential weighted average units outstanding - assuming           1,648            1,645            1,674
                                                            ===========      ===========      ===========

          COMPREHENSIVE INCOME

          Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted accounting principles are excluded from current period results and reflected as a component of equity. HRP recorded comprehensive income related to its unrealized gain from the sale of an interest rate swap.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


2         ACCOUNTING POLICIES - (CONTINUED)

          SEGMENT REPORTING

          Operating segments are defined as components of an entity for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management believes that HRP operates in only one business segment, real estate.

          RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

          SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and was adopted January 1, 2002. Among other things, SFAS No. 142 requires that in conjunction with an acquisition of a property in the future all intangible assets associated with such property will be separately evaluated and recorded.

          SFAS No. 143 "Accounting for Asset Retirement Obligations" was adopted January 1, 2003. It establishes an accounting standard for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. HRP has no such obligations as of December 31, 2002.

          SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was adopted January 1, 2002 and requires current, as well as historical, results of operations for disposed properties and those properties held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations.

          SFAS No. 145 "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and was adopted in the fourth quarter of 2002. Among other things, SFAS No. 145 limits debt extinguishments that can be classified as extraordinary items. As a result, HRP has reclassified previously recorded gains and losses from early extinguishment of debt from an extraordinary item to current operations within interest expense. Accordingly, the reclassifications had no effect on previously reported net income or loss.

          SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. HRP anticipates no material impact on its financial statements from the adoption of this accounting standard.

          SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123, as well as requiring additional disclosures in interim and annual financial statements. At this time, HRP expects that the impact will be limited to additional disclosure requirements.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. As of December 31, 2002 HRP had no such guarantees.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


3         STATEMENTS OF CASH FLOWS

          Cash interest payments were $14,602,000 (net of capitalized interest of $256,000), $14,947,000 (net of capitalized interest of $486,000), and $13,831,000 (net of capitalized interest of $523,000) in 2002, 2001, and 2000, respectively.

          Supplemental disclosure of noncash investing and financing activities are as follows -

                As of December 31, 2001, HRP had a construction payable for property development at Executive Park of $250,000.


4         TRANSACTIONS WITH RELATED PARTIES

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

          Realty and HCRE are compensated for services provided to HRP and its Properties as described above and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                         ENTITY
                                         PAID OR
                                        REIMBURSED           2002            2001            2000
                                        ----------        -----------     -----------     -----------

Asset management fee                      Realty          $       618     $       609     $       581
Acquisition fee                           Realty                   --              --              74
Disposition fee                           Realty                   --             120              --
Reimbursement of costs(a)                 Realty                3,477           3,161           2,720
Property management fee                    HCRE                 2,022           2,005           1,914
Lease commissions(b)                       HCRE                 2,151           2,158           2,605
Construction fees                          HCRE                   582           1,204             917
Reimbursement of costs(c)                  HCRE                 3,916           3,826           3,521

(a) These expenses are recorded as general and administrative expenses and represent reimbursement, at cost, to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b) As of December 31, 2002, $567,000 of the 2002 lease commissions are accrued and are scheduled to be paid in 2003.

(c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

          In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


5         PROPERTY TRANSACTIONS

          PROPERTY DEVELOPMENT AT EXECUTIVE PARK

          In early 2001, HRP demolished a one-story office building at its Executive Park property in Atlanta, Georgia, which contained 18,000 net rentable square feet. In order to do so, HRP obtained a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a five-story office building containing 128,000 net rentable square feet. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A seven-year lease for the entire building, with an option for five additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime between May and August 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $15,000,000 to $16,000,000 will be obtained in the second half of 2003.

          PROPERTY DEVELOPMENT AT CORPORATE SQUARE

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

          ACQUISITION

          On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View Business Center) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The acquisition cost was $7,791,000.

          DISPOSITIONS

          In March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as interest expense.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



6         MORTGAGES PAYABLE

          Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by 11 non-recourse mortgage loans aggregating $197,552,000 as of December 31, 2002 and $201,224,000 as of December 31, 2001. These mortgage loans have interest rates varying from 2.68% to 8.70% (with an effective average interest rate of 7.51% as of December 31, 2002) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table sets forth, by real estate property, mortgages payable balances as of December 31, 2002 and 2001 (in thousands), maturity dates, and interest rates:


                                                      Mortgages          Mortgages                              Interest
                                                  Payable as of      Payable as of          Maturity            Rate as of
                                                     12-31-2002         12-31-2001             Date             12-31-2002
                                                 --------------     --------------          ----------          ----------

               Airport Plaza                     $          721     $          735          10-11-2005             8.70%
               Allfirst Building                         25,000             25,000          4-30-2006              2.68%(a)
               Bellevue Corporate Plaza                  14,414             14,701          10-11-2005             8.70%
               Bradshaw Business Parks                   11,980             12,261          12-31-2020             8.10%(b)
               Corporate Square                           7,838              7,993          10-11-2005             8.70%
               Corporate Square                           9,782              9,944          8-11-2011              7.70%
               Corporate Square                          20,468             20,970          8-15-2020              7.97%
               Executive Park                            31,915             32,427          4-11-2008              7.32%
               Fairlane Commerce Park                    19,099             19,479          10-11-2005             8.70%
               Fountain View Business Center              5,151              5,284          2-10-2010              8.17%
               Gulley Road Industrial Park                4,144              4,487          5-11-2011             7.375%
               Montrose Office Center                     5,856              5,972          10-11-2005             8.70%
               Parklane Towers                           21,621             22,051          10-11-2005             8.70%
               Raintree Industrial Park                  10,090             10,291          10-11-2005             8.70%
               Riverbank Plaza                            2,364              2,422          2-10-2010              8.29%
               Seattle Business Parks                     7,109              7,207           6-7-2008              6.97%
                                                 --------------     --------------
                  Total                          $      197,552     $      201,224
                                                 ==============     ==============


         (a)  Variable interest rate.  LIBOR plus 1.30%.  Rate was 3.44% as of December 31, 2001.

         (b)  Call options exercisable by lender on 2-1-2011 and 2-1-2016.


          The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                                        Total
                                                                       Mortgage
                            Principal             Balloon                Loan
                             Payments             Payments             Payments
                         ----------------     ----------------     ----------------

2003                     $          3,998     $             --     $          3,998
2004                                4,310                   --                4,310
2005                                4,167               74,515               78,682
2006                                2,852               25,000               27,852
2007                                3,079                   --                3,079
Thereafter                         22,894               56,737               79,631
                         ----------------     ----------------     ----------------

Total                    $         41,300     $        156,252     $        197,552
                         ================     ================     ================

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



6       MORTGAGES PAYABLE - (CONTINUED)

        The following discussions pertain to financing and refinancing activities during the three years ended December 31, 2002.

        ALLFIRST BUILDING

        On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2002 and 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $926,000 and $1,204,000, respectively.

        Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.68% and 3.44% as of December 31, 2002 and 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2002 and 2001, the estimated fair value of the interest rate cap was $55,000 and $68,000, respectively.

        BRADSHAW BUSINESS PARKS

        In December 2000, HRP refinanced Bradshaw Business Park's existing loan with a new lender. The interest rate was reduced to 8.1% from 8.5% and the maturity date was extended by 17 years, subject to two call options exercisable by the lender on February 1, 2011 and February 1, 2016. The monthly principal payments amortize the loan over 20 years. The loan proceeds of $12,500,000 were used (i) to pay the outstanding principal balance of $5,724,000 with the former lender, (ii) to pay transaction costs of $267,000, (iii) to pay a prepayment penalty of $286,000, (iv) to fund $288,000 of loan reserves, and (v) to add $5,935,000 to general working capital. The prepayment penalty along with the writeoff of $103,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as interest expense.

        CORPORATE SQUARE

        On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an interest expense.

        FOUNTAIN VIEW

        In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



6       MORTGAGES PAYABLE - (CONTINUED)

        JOY ROAD DISTRIBUTION CENTER

        In August 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by Joy Road Distribution Center in Detroit, Michigan. The loan proceeds were for general working capital purposes. The loan was scheduled to mature July 31, 2002, however it was paid off in March 2001 when Joy Road Distribution Center was sold. The loan had a variable interest rate of LIBOR plus 3.0%.

        LINE OF CREDIT

        Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2003. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

        RIVERBANK PLAZA

        In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds, which is secured by Riverbank Plaza (acquired in August 1999 in a cash transaction). The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

7       LEASE AGREEMENTS AND MAJOR TENANT INFORMATION

        HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP's portion is approximately $210,000 annually.

        Lease provisions generally require HRP's tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $3,755,000, $4,197,000, and $3,315,000 in
        2002, 2001, and 2000, respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2002, the Properties, in the aggregate, were 91% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2002 (in thousands):

                                   Payments             Payments
                                from Leases          from Leases
                              without Early           with Early
                                Termination          Termination
                                     Rights               Rights                Total
                           ----------------     ----------------     ----------------

2003                       $         54,963     $            651     $         55,614
2004                                 48,306                  413               48,719
2005                                 40,003                  238               40,241
2006                                 27,928                1,837               29,765
2007                                 20,348                3,485               23,833
Thereafter                           75,796               35,962              111,758
                           ----------------     ----------------     ----------------
Total                      $        267,344     $         42,586     $        309,930
                           ================     ================     ================


        During 2002 and 2001, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 12% of revenues in 2002 and 2001, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 17% and 14% of revenues in 2002 and 2001, respectively.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


7       LEASE AGREEMENTS AND MAJOR TENANT INFORMATION - (CONTINUED)

        As of December 31, 2002, Ford leased 199,000 square feet of office space under seven leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under seven leases at Fairlane Commerce Park. These leases expire between 2003 and 2005 and most contain options providing for one to ten year renewals. As of December 31, 2002, GSA leased 450,000 square feet of office space at Executive Park (including 128,000 square feet associated with a lease that begins in 2003 - see Note 5) under seven leases which expire between 2003 and 2015. Also, as of December 31, 2002, GSA leased 310,000 square feet of office space at Corporate Square under three leases which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

8       PARTNERS' CAPITAL

        In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2002, 17,200 options had been exercised (all during 2000), none have been canceled and 68,800 options remained exercisable. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. No options have been granted since 1995.

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

9       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to HRP for borrowing with similar characteristics and maturities (approximately 7.5% as of December 31, 2002 and 2001). Based on those interest rates, management has determined that the estimated fair values of HRP's mortgages payable as of December 31, 2002 and 2001 would equal approximately $199,383,000 and $204,158,000, respectively, as compared to the carrying values of $197,552,000 and $201,224,000, respectively.

        The estimated fair value of HRP's interest rate cap as of December 31, 2002 and 2001 was $55,000 and $68,000, respectively, based on quotes obtained from the issuer of the cap agreement (see Note 6 for more information). The carrying value of HRP's interest rate cap as of December 31, 2002 and 2001 was $55,000 and $68,000, respectively.

        The fair value information presented herein is based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



10      COMMITMENTS AND CONTINGENCIES

        LITIGATION

        On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and
        (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

        A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. A further hearing on the remand is scheduled to take place in May or June 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

        On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV 1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001. Oral argument was heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing and Rehearing En Banc with respect to the April 11, 2002 decision. On June 3, 2002, the Second Circuit denied that petition. HRP has not sought further appellate review and the determination in favor of defendants is now final.

        HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



10      COMMITMENTS AND CONTINGENCIES - (CONTINUED)

        ASBESTOS

        The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP's properties is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

        RIGHTS PLAN

        HRP has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each unit of HRP to holders of record at the close of business as of December 10, 1990. The rights will not trade separately from the units until, and will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of HRP's units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either HRP units or shares in an "acquiring entity" at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units. Unless and until a triggering event under the Rights Plan occurs, there is one right for each outstanding unit, the rights do not trade separately from the units, and the rights are not currently exercisable.

        OTHER

        HRP has estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000 for 2003.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


11      SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

        Set forth below is selected quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands except per unit amounts) :

                                                                                Quarter Ending
                                                    ------------------------------------------------------------------------
                                                       March 31            June 30          September 30       December 31
                                                    --------------      --------------     --------------     --------------
                2002

Total revenues(a)                                   $       18,067      $       19,153     $       17,781     $       18,738


Property operations revenues less property
operations expenses, general and administrative
expenses and litigation costs(a)(b)                          8,979               8,935              8,599              7,643

Net income(b)                                                2,474               1,942              1,843                672

Earnings per unit - basic
     Net income(b)                                            1.54                1.21               1.15               0.42
Earnings per unit - assuming dilution
     Net income(b)                                            1.49                1.17               1.11               0.40

                2001

Total revenues(a)                                   $       18,876      $       18,979     $       18,742     $       18,094

Property operations revenues less property
operations expenses, general and administrative
expenses and litigation costs(a)(b)                          5,943               8,994              8,662              7,637

Income before cumulative effect of
SFAS No. 133 adoption(b)                                     3,411               2,371              1,840                898
Net income(b)                                                3,219               2,371              1,840                898

Earnings per unit - basic
     Income before cumulative effect of
     SFAS No. 133 adoption                                    2.12                1.48               1.15               0.56
     Cumulative effect of SFAS No. 133 adoption              (0.12)                 --                 --                 --
     Net income(b)                                            2.00                1.48               1.15               0.56

Earnings per unit - assuming dilution
     Income before cumulative effect of
     SFAS No. 133 adoption                                    2.05                1.43               1.11               0.54
     Cumulative effect of SFAS No. 133 adoption              (0.11)                 --                 --                 --
     Net income(b)                                            1.94                1.43               1.11               0.54




        (a) Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income or loss.

        (b) Litigation costs were $217, $148, $106 and $306 in the first, second, third, and fourth quarters of 2002, respectively. Litigation costs were $2,690, $639, $206 and $273 in the first, second, third, and fourth quarters of 2001, respectively. (See Note 10 to the Consolidated Financial Statements for more information.)

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                                                          Costs
                                                                                                       Capitalized
                                                                                                      Subsequent To
                                                                      Initial Cost                     Acquisition
                                                        ---------------------------------------     -----------------
                                                                                  Buildings            Buildings
                                                                                     And                  And
Description(A)                      Encumbrances              Land               Improvements         Improvements
------------------------------    -----------------     -----------------     -----------------     -----------------

Airport Plaza                     $             721     $             300     $           4,013     $             655
Allfirst Building                            25,000                 2,100                43,772                 3,225
Bellevue Corporate Plaza                     14,414                 7,428                17,617                 2,298
Bradshaw Business Parks                      11,980                 5,018                15,563                 5,709
Corporate Square                             38,088                 6,142                14,112                24,620
Executive Park                               31,915                15,243                34,982                29,790
Fairlane Commerce Park                       19,099                 4,883                17,894                 6,684
Fountain View Business Center                 5,151                 1,858                 5,933                   677
Gulley Road Industrial Park                   4,144                 1,227                 7,022                   316
Montrose Office Center                        5,856                 5,096                15,754                 3,518
Parklane Towers                              21,621                 3,420                37,592                 7,410
Raintree Industrial Park                     10,090                 1,191                18,208                 1,701
Riverbank Plaza                               2,364                   710                 1,644                 1,823
Seattle Business Parks                        7,109                 4,399                 7,608                 4,170
Corporate office - FF&E                          --                    --                    --                   184
                                  -----------------     -----------------     -----------------     -----------------

TOTAL                             $         197,552     $          59,015     $         241,714     $          92,780
                                  =================     =================     =================     =================



                                                 Gross Amount At Which
                                               Carried At Close Of Period
                                ----------------------------------------------------------    -----------------
                                                       Buildings                                Accumulated
                                                          And                                   Depreciation         Date(s)
Description(A)                        Land             Improvements         Total (B)              (B)(C)            Acquired
------------------------------  ----------------    -----------------    -----------------    -----------------  -----------------

Airport Plaza                   $            300    $           4,668    $           4,968    $           4,239   4/30/87
Allfirst Building                          2,100               46,997               49,097               31,051   6/29/84
Bellevue Corporate Plaza                   7,428               19,915               27,343                7,057   6/30/88
Bradshaw Business Parks                    5,018               21,272               26,290               13,183   9/24/85
Corporate Square                           6,142               38,732               44,874               17,909   8/2/85 & 10/1/92
Executive Park                            15,243               64,772               80,015               32,936   12/19/85
Fairlane Commerce Park                     4,883               24,578               29,461               13,342   12/30/86 & 7/1/87
Fountain View Business Center              1,858                6,610                8,468                  888   1/26/00
Gulley Road Industrial Park                1,227                7,338                8,565                1,159   10/29/99
Montrose Office Center                     5,096               19,272               24,368                9,551   1/8/88
Parklane Towers                            3,420               45,002               48,422               31,683   12/16/84
Raintree Industrial Park                   1,191               19,909               21,100               11,757   7/17/86
Riverbank Plaza                              710                3,467                4,177                1,125   8/19/99
Seattle Business Parks                     4,399               11,778               16,177                7,690   4/24/86
Corporate office - FF&E                       --                  184                  184                  101   various
                                ----------------    -----------------    -----------------    -----------------

TOTAL                           $         59,015    $         334,494    $         393,509    $         183,671
                                ================    =================    =================    =================



                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)


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




(B)      RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                          Accumulated
                                                       Cost              Depreciation
                                                  ---------------      ---------------

Balance, January 1, 2000$                                 358,315      $       165,501

    Additions                                              24,896               11,318
    Retirements                                            (5,949)              (5,949)
                                                  ---------------      ---------------

Balance, December 31, 2000                                377,262              170,870

    Additions                                              23,073               11,674
    Retirements and dispositions                          (10,042)              (5,825)
                                                  ---------------      ---------------

Balance, December 31, 2001                                390,293              176,719

    Additions                                               8,344               12,080
    Retirements                                            (5,128)              (5,128)
                                                  ---------------      ---------------

Balance, December 31, 2002                        $       393,509      $       183,671
                                                  ===============      ===============

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

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 58, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
          Mr. Gumbiner has served as director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood's President and Chief Operating Officer since December 21, 1999. Formerly, he served as Chairman of the Board and Chief Executive Officer of Hallwood Energy Corporation and its predecessors ("HEC") from 1987 until HEC was sold in 2001. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 59, PRESIDENT AND DIRECTOR OF REALTY
          Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He also served as President, Chief Operating Officer and a director of HEC from 1985 until HEC was sold in 2001 and in that capacity devoted a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 59, EXECUTIVE VICE PRESIDENT AND SECRETARY
          Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 55, SENIOR VICE PRESIDENT
          Mr. Walther has been a Senior Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 55, VICE PRESIDENT - FINANCE
          Mr. Gent joined Hallwood in March 1990 as the Vice President-Finance. He previously served as Vice President-Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 61, DIRECTOR OF REALTY
          Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international and British companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University.

WILLIAM F. FORSYTH, 53, DIRECTOR OF REALTY
          Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 59, DIRECTOR OF REALTY
          Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company, and Exploration and Production Controller with Exxon Corporation.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2002 to December 31, 2002, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements.


ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2002, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood and Realty, and a member of the Board of Directors of Hallwood, which serves as the compensation committee for Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $25,000 in 2002, 2001, and 2000, respectively, for director fees.

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

Realty and HCRE are compensated for services provided to HRP and its Properties as described above and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                        Entity
                                        Paid or
                                       Reimbursed              2002             2001             2000
                                       ----------      ------------     ------------     ------------
Asset management fee                     Realty        $        618     $        609     $        581
Acquisition fee                          Realty                  --               --               74
Disposition fee                          Realty                  --              120               --
Reimbursement of costs(a)                Realty               3,477            3,161            2,720
Property management fee                   HCRE                2,022            2,005            1,914
Lease commissions(b)                      HCRE                2,151            2,158            2,605
Construction fees                         HCRE                  582            1,204              917
Reimbursement of costs(c)                 HCRE                3,916            3,826            3,521

(a) These expenses are recorded as general and administrative expenses and represent reimbursement, at cost, to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b) As of December 31, 2002, $567,000 of the 2002 lease commissions are accrued and are scheduled to be paid in 2003.

(c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

CASH COMPENSATION OF EXECUTIVE OFFICERS

HRP has no executive officers, however, employees of Realty (general partner of HRP) perform all functions ordinarily performed by executive officers. The following table sets forth the compensation paid for services performed for HRP to the Chief Executive Officer and the four other executive officers. Bonuses are with respect to years presented and are usually paid in the following year.

                             SUMMARY COMPENSATION TABLE

                                                                Annual Compensation
                                         --------------------------------------------------------------------
                                                                                               Other Annual
Name and Principal Position              Year        Salary(a)               Bonus            Compensation(b)
---------------------------              ----     ---------------       -----------------     ---------------
Anthony J. Gumbiner                       2002     $           --        $        150,000      $           --
Chairman of the Board and                 2001                 --                 150,000                  --
Chief Executive Officer                   2000                 --                 150,000                  --

William L. Guzzetti                       2002            200,000                  32,333                  --
President and Chief                       2001            200,000                  32,333                  --
Operating Officer                         2000            200,000                  32,333                  --

John G. Tuthill                           2002            150,360                  68,265               7,643
Executive Vice President                  2001            150,360                  68,265               7,895
and Secretary                             2000            150,360                  68,265               7,923

Udo H. Walther                            2002            150,000                  68,250               7,643
Senior Vice President                     2001            150,000                  68,250               7,895
                                          2000            150,000                  68,250                  --
Jeffrey D. Gent                           2002            129,203                  20,075               6,308
Vice President - Finance                  2001            120,750                  19,547               6,245
                                          2000            115,000                  19,471               6,206

----------

(a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

(b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2002, 17,200 options had been exercised (all during
2000), none have been canceled and 68,800 options remained exercisable. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2002. None of the executive officers exercised any options during the year ended December 31, 2002 and HRP has not granted SARs.

                      AGGREGATED OPTION/SAR EXERCISES IN 2002
                     AND OPTION/SAR VALUES AT DECEMBER 31, 2002

                                                                                           Value of Unexercised
                                                      Number of Unexercised                    In-the-Money
                                                            Options at                          Options at
                                     Units              December 31, 2002                    December 31, 2002
                                   Acquired       ------------------------------        ---------------------------
     Name                         on Exercise     Exercisable      Unexercisable        Exercisable   Unexercisable
     ----                         -----------     -----------      -------------        -----------   -------------
     Anthony J. Gumbiner               0                  25,800         0              $ 1,814,385         $ 0
     William L. Guzzetti               0                  15,000         0                1,054,875           0
     John G. Tuthill                   0                  13,000         0                  914,225           0
     Jeffrey D. Gent                   0                   7,000         0                  492,275           0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 14, 2003 concerning the number of HRP units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

                                                           Amount               Percent
Name and Address of                                     Beneficially              of
Beneficial  Owner                                         Owned(a)               Class
------------------------------------                  ----------------        -----------

HWG, LLC                                                 330,432                  20.7%
c/o The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219

High River Limited Partnership                           235,000                  14.7%
c/o Icahn Associates Corp.
767 Fifth Avenue, 47th Floor
New York, NY                                                                     10153

Interstate Properties                                    160,200                  10.1%
Park 80 West, Plaza II
Saddle Brook, NJ 07662

Alan G. Crisp(b)                                              --                    --

William F. Forsyth(b)                                         --                    --

Anthony J. Gumbiner(b)                                    25,800(c)                1.6%(c)

William L. Guzzetti(b)                                    15,100(d)                0.9%(d)

Edward T. Story(b)                                            --                    --

All directors and executive officers
as a group (8 persons)                                    60,900(e)                3.7%(e)

----------

(a) Unless otherwise indicated, each of the persons named has sole voting and investment.

(b) Represented by the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

(c)       Comprised of currently exercisable options to purchase 25,800 units.

(d)       Includes currently exercisable options to purchase 15,000 units.

(e)       Includes currently exercisable options to purchase 60,800 units.


EQUITY COMPENSATION PLAN INFORMATION

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2002, 17,200 options had been exercised (all during
2000), none have been canceled and 68,800 options remained exercisable. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (CONTINUED)


The following table provides information as of December 31, 2002 about HRP's units that may be issued upon the exercise of options granted pursuant to HRP's 1995 Unit Option Plan, as amended to date.

                                           A                          B                                 C
                                Number of units to be        Weighted-average        Number of units remaining available for
                                issued upon exercise of      exercise price of       future issuance under equity compensation
Plan category                   outstanding options          outstanding options     plans (excluding units reflected in column A)
-------------                   ------------------------     -------------------     ---------------------------------------------

Equity compensation plans
approved by unitholders         None                         n/a                     None

Equity compensation plans
not approved by unitholders     68,800(1)                    $11.875                 None


(1) HRP is a partnership and, as such, does not hold meetings of its unitholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Consolidated Financial Statements included in Item 8 for information covered by this item.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. It is the conclusion of the registrant's principal executive officer and principal financial officer that the registrant's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this annual report on Form 10-K, are effective.

(b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (1)       Financial Statements.

                    See Index contained in Item 8.

          (2)       Reports on Form 8-K.

                    HRP filed a report on Form 8-K, dated November 13, 2002, to report that its Form 10-Q for the period ended September 30, 2002 was accompanied by a written statement of each of the Principal Executive Officer and the Principal Financial Officer. This statement was furnished in Item 9 of said Form 8-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


DATE: March 18, 2003            BY:   /s/ WILLIAM L.  GUZZETTI
      --------------                  -------------------------------------
                                      William L. Guzzetti
                                      President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2002, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

       Signature                              Capacity                             Date
------------------------          -----------------------------------          --------------

/s/ ANTHONY J.  GUMBINER          Chairman of the Board and Director,          March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Anthony J. Gumbiner               (Chief Executive Officer)



/s/ WILLIAM L.  GUZZETTI          President and Director,                      March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
William L. Guzzetti               (Chief Operating Officer)



/s/ JEFFREY D.  GENT              Vice President-Finance,                      March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Jeffrey D. Gent                   (Chief Accounting Officer)



/s/ ALAN G. CRISP                 Director,                                    March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Alan G. Crisp


/s/ WILLIAM F.  FORSYTH           Director,                                    March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
William F. Forsyth


/s/ EDWARD T. STORY               Director,                                    March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Edward T. Story


                         HALLWOOD REALTY PARTNERS, L.P.

                  CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K


I, Anthony J. Gumbiner, certify that:

1. I have reviewed this annual report on Form 10-K of Hallwood Realty Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003                                  /s/ Anthony J. Gumbiner
      --------------                                  -----------------------
                                                      Anthony J. Gumbiner
                                                      Chief Executive Officer

                         HALLWOOD REALTY PARTNERS, L.P.

                  CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K


I, Jeffrey D. Gent, certify that:

1. I have reviewed this annual report on Form 10-K of Hallwood Realty Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003              /s/ Jeffrey D. Gent
      --------------              --------------------------------------------
                                  Jeffrey D. Gent
                                  Vice President - Finance
                                  (Principal Financial and Accounting Officer)