Form 10-Q
period 2003-03-31
HALLWOOD GROUP INC
filed 2003-05-15
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    ---------------


FOR THE PERIOD ENDED MARCH 31, 2003              COMMISSION FILE NUMBER:  1-8303

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

               Common Stock ($0.10 par value)                      American Stock Exchange
10% Collateralized Subordinated Debentures Due July 31, 2005       New York Stock Exchange

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
YES   X    NO
    -----     -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).
YES        NO   X
    -----     -----

         1,361,343 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 2003.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM NO.                    PART I - FINANCIAL INFORMATION                  PAGE
--------                    ------------------------------                  ----

    1      Financial Statements (Unaudited):

              Consolidated Balance Sheets as of March 31, 2003
                   and December 31, 2002..................................    3

              Consolidated Statements of Income for the
                   Three Months Ended March 31, 2003 and 2002.............    5

              Consolidated Statements of Comprehensive Income for the
                   Three Months Ended March 31, 2003 and 2002.............    7

              Consolidated Statements of Changes in Stockholders' Equity
                   for the Three Months Ended March 31, 2003..............    8

              Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2003 and 2002.............    9

              Notes to Consolidated Financial Statements..................   10

    2      Managements's Discussion and Analysis of
              Financial Condition and Results of Operations...............   23

    3      Quantitative and Qualitative Disclosures about Market Risk.....   32

    4      Controls and Procedures and Internal Controls..................   32



                    PART II - OTHER INFORMATION

1 thru 6   Other Information, Exhibits and Reports on Form 8-K............   33

           Signature Page.................................................   34

           Officers' Certifications.......................................   35

           Index to Exhibits..............................................   37

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                 MARCH 31,    DECEMBER 31,
                                                   2003           2002
                                               ------------   ------------
                                               (UNAUDITED)
REAL ESTATE
    Investments in HRP .....................   $     13,638   $     13,525
    Receivables and other assets
       Related parties .....................            624            732
       Other ...............................             40             60
                                               ------------   ------------
                                                     14,302         14,317
TEXTILE PRODUCTS
    Inventories ............................         19,133         18,913
    Receivables ............................         18,002         15,743
    Property, plant and equipment, net .....          9,180          9,315
    Prepaids, deposits and other assets ....            473            548
                                               ------------   ------------
                                                     46,788         44,519
OTHER
    Deferred tax asset, net ................          3,825          4,221
    Investment in HEC ......................          3,364          3,313
    Cash and cash equivalents ..............          1,285          1,377
    Hotel assets held for use ..............            350            362
    Prepaids, deposits and other assets
       Other ...............................            319            317
       Related parties .....................            116            140
    Restricted cash ........................             --            982
                                               ------------   ------------
                                                      9,259         10,712
                                               ------------   ------------
       TOTAL ...............................   $     70,349   $     69,548
                                               ============   ============


         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            MARCH 31,     DECEMBER 31,
                                                              2003            2002
                                                          ------------    ------------
                                                          (UNAUDITED)
REAL ESTATE
    Accounts payable and accrued expenses .............   $        246    $      1,306

TEXTILE PRODUCTS
    Loans payable .....................................         13,804          13,247
    Accounts payable and accrued expenses .............         11,297          10,803
                                                          ------------    ------------
                                                                25,101          24,050
OTHER
    10% Collateralized Subordinated Debentures ........          6,612           6,625
    Separation Agreement obligations ..................          3,875           4,000
    Loans payable .....................................          3,378           2,817
    Deferred revenue - noncompetition agreement .......          2,819           3,424
    Interest and other accrued expenses ...............          1,008           1,274
    Capital lease obligations .........................            938           1,066
    Hotel accounts payable and accrued expenses .......            919             850
                                                          ------------    ------------
       Total other liabilities ........................         19,549          20,056

       TOTAL LIABILITIES ..............................         44,896          45,412

REDEEMABLE PREFERRED STOCK
    Series B, 250,000 shares issued and outstanding ...          1,000           1,000

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and
       outstanding as Series B ........................             --              --
    Common stock, issued 2,396,103 shares at both
       dates; outstanding 1,361,343 shares at
       both dates .....................................            240             240
    Additional paid-in capital ........................         54,429          54,452
    Accumulated deficit ...............................        (15,064)        (16,417)
    Accumulated other comprehensive income ............            178             191
    Treasury stock, 1,034,760 shares at both
       dates; at cost .................................        (15,330)        (15,330)
                                                          ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY .....................         24,453          23,136
                                                          ------------    ------------

       TOTAL ..........................................   $     70,349    $     69,548
                                                          ============    ============


         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
REAL ESTATE
    Fees
       Related parties ...........................................   $      1,207    $      1,112
       Other .....................................................             40               7
    Equity income from investments in HRP ........................            316             533
                                                                     ------------    ------------
                                                                            1,563           1,652

    Administrative expenses ......................................            256             220
    Amortization .................................................            168             168
                                                                     ------------    ------------
                                                                              424             388
                                                                     ------------    ------------

       Income from real estate operations ........................          1,139           1,264

TEXTILE PRODUCTS
    Sales ........................................................         24,799          20,821
    Equity income from joint venture .............................             --             574
                                                                     ------------    ------------
                                                                           24,799          21,395

    Cost of sales ................................................         20,210          18,053
    Administrative and selling expenses ..........................          3,552           2,669
    Interest .....................................................            149             166
                                                                     ------------    ------------
                                                                           23,911          20,888
                                                                     ------------    ------------
       Income from textile products operations ...................            888             507

OTHER
    Amortization of deferred revenue - noncompetition agreement ..            604             604
    Hotel revenue ................................................            337             440
    Equity income (loss) from investment in HEC ..................             51             (41)
    Interest and other income ....................................              1             304
                                                                     ------------    ------------
                                                                              993           1,307

    Hotel expenses ...............................................            448             437
    Administrative expenses ......................................            428             382
    Interest expense .............................................            203             205
                                                                     ------------    ------------
                                                                            1,079           1,024
                                                                     ------------    ------------

       Other income (loss), net ..................................            (86)            283
                                                                     ------------    ------------

       Income from continuing operations before income taxes .....          1,941           2,054
       Income taxes ..............................................           (588)           (738)
                                                                     ------------    ------------

       Income from continuing operations .........................          1,353           1,316


         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                                 2003           2002
                                                                             ------------   ------------

    Income from discontinued hotel operations, net of tax ................   $         --   $      1,476
                                                                             ------------   ------------

      Income before cumulative effect of change in accounting principle ..          1,353          2,792

    Income from cumulative effect of change in accounting principle ......             --            568
                                                                             ------------   ------------

NET INCOME ...............................................................   $      1,353   $      3,360
                                                                             ============   ============

PER COMMON SHARE
    BASIC
      Income from continuing operations ..................................   $       0.99   $       0.97
      Income from discontinued operations ................................             --           1.08
      Income from cumulative effect of change in accounting principle ....             --           0.42
                                                                             ------------   ------------

        Net income .......................................................   $       0.99   $       2.47
                                                                             ============   ============

    ASSUMING DILUTION
      Income from continuing operations ..................................   $       0.99   $       0.85
      Income from discontinued operations ................................             --           0.94
      Income from cumulative effect of change in accounting principle ....             --           0.36
                                                                             ------------   ------------

        Net income .......................................................   $       0.99   $       2.15
                                                                             ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ................................................................          1,361          1,361
                                                                             ============   ============

    Assuming dilution ....................................................          1,361          1,579
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                        2003          2002
                                                                                     ----------    ----------

NET INCOME .......................................................................   $    1,353    $    3,360

Other Comprehensive Income (Loss)
    Pro rata share of other comprehensive income (loss) from equity investments
       Amortization of interest rate swap ........................................          (13)          (14)
                                                                                     ----------    ----------

COMPREHENSIVE INCOME .............................................................   $    1,340    $    3,346
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     ACCUMULATED
                                                    COMMON STOCK        ADDITIONAL                      OTHER
                                              -----------------------    PAID-IN      ACCUMULATED   COMPREHENSIVE
                                                SHARES      PAR VALUE     CAPITAL       DEFICIT        INCOME
                                              ----------   ----------   ----------    -----------   -------------

BALANCE, JANUARY 1, 2003 ..................        2,396   $      240   $   54,452    $  (16,417)   $        191
    Net income ............................                                                1,353
    Pro rata share of partners' capital
    transactions from equity investment:
      Exercise of stock options ...........                                    (23)
      Amortization of interest rate swap ..                                                                  (13)
                                              ----------   ----------   ----------    ----------    ------------
BALANCE, MARCH 31, 2003 ...................        2,396   $      240   $   54,429    $  (15,064)   $        178
                                              ==========   ==========   ==========    ==========    ============



                                                   TREASURY STOCK            TOTAL
                                              ------------------------   STOCKHOLDERS'
                                                 SHARES        COST         EQUITY
                                              -----------   ----------   ------------

BALANCE, JANUARY 1, 2003 ..................        1,035     $  (15,330)   $   23,136
    Net income ............................                                     1,353
    Pro rata share of partners' capital
    transactions from equity investment:
      Exercise of stock options ...........                                       (23)
      Amortization of interest rate swap ..                                       (13)
                                              ----------     ----------    ----------
BALANCE, MARCH 31, 2003 ...................        1,035     $  (15,330)   $   24,453
                                              ==========     ==========    ==========

         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ----------------------------
                                                                                    2003            2002
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .............................................................   $      1,353    $      3,360
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Decrease in restricted cash .........................................            982              --
       Amortization of deferred revenue - noncompetition agreement .........           (604)           (604)
       Depreciation and amortization .......................................            570             521
       Deferred tax expense.................................................            396             566
       Equity income from investments in HRP ...............................           (316)           (533)
       Equity income/loss from investment in HEC ...........................            (51)             41
       Amortization of deferred gain from debenture exchange ...............            (13)            (12)
       Equity income from textile products joint venture ...................             --            (574)
       Income from cumulative effect of changes in accounting principles ...             --            (568)
       Net change in textile products assets and liabilities ...............         (1,910)          2,679
       Net change in other assets and liabilities ..........................         (1,000)           (563)
       Discontinued operations:
          Net change in other hotel assets and liabilities .................           (250)            199
          Gain from extinguishment of hotel debt ...........................             --          (2,552)
          Deferred tax expense..............................................             --             875
                                                                               ------------    ------------

          Net cash provided by (used in) operating activities ..............           (843)          2,835

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in textile products property and equipment .................           (239)           (303)
    Investment in HEC common stock .........................................             --          (1,500)
    Investment in hotel held for use .......................................             --              (8)
    Investment in marketable securities ....................................             --            (901)
                                                                               ------------    ------------

          Net cash (used in) investing activities ..........................           (239)         (2,712)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ........................          1,555           3,000
    Repayment of bank borrowings and loans payable .........................           (565)         (4,137)
    Payment of deferred loan costs .........................................             --             (35)
                                                                               ------------    ------------

          Net cash provided by  (used in) financing activities .............            990          (1,172)
                                                                               ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS ......................................            (92)         (1,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................          1,377           3,006
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $      1,285    $      1,957
                                                                               ============    ============

         See accompanying notes to consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1 -- INTERIM CONSOLIDATED FINANCIAL STATEMENTS, NEW ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

     Interim Consolidated Financial Statements. The consolidated financial statements of The Hallwood Group Incorporated (the "Company") (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002.

     Continuing Operations. The Company is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. During 2002, the Company re-entered the energy business as a 28% owner in a private energy company - Hallwood Energy Corporation ("HEC"), but it is not considered a material business segment.

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

     The textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated ("Brookwood") subsidiary. Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood's subsidiary, Strategic Technical Alliance, LLC ("STA") produces advanced breathable, waterproof laminate materials for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan.

     During 2002, the Company invested $3,500,000 in HEC. HEC is presently in the developmental stage having drilled 7 test wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC. See Note 3.

     Discontinued Operations. In December 2000, the Company discontinued its hotel segment, which at that time consisted of five hotel properties. Two hotels were disposed of in 2001, one hotel was sold in January 2002 and the lender completed a foreclosure on one hotel in May 2002. The Company continues to operate a leasehold interest in one hotel.

     New Accounting Pronouncements. Statement of Financial Accounting Standards No. 148 - Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148"), was issued in December 2002. This statement provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 - Accounting for Stock Based Compensation, as well as requiring additional disclosures in interim and annual financial statements. No options have been granted since 2000. As all options were fully vested as of December 31, 2000, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of SFAS No. 123 been adopted.

     Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

NOTE 2 -- INVESTMENTS IN HRP (DOLLAR AMOUNTS IN THOUSANDS)

                                        AS OF MARCH 31, 2003            AMOUNT AT             INCOME FOR THE
                                      -----------------------       WHICH CARRIED AT        THREE MONTHS ENDED
                                                     COST OR    ------------------------         MARCH 31,
                                       NUMBER OF     ASCRIBED    MARCH 31,  DECEMBER 31,  -----------------------
     DESCRIPTION OF INVESTMENT           UNITS        VALUE        2003         2002         2003         2002
     -------------------------        ----------   ----------   ----------  ------------  ----------   ----------

HALLWOOD REALTY PARTNERS, L.P .....
- General partner interest ........           --   $    8,650   $    1,199   $    1,350   $       16   $       27
- Limited partner interest ........      330,432        8,799       12,439       12,175          300          506
                                                   ----------   ----------   ----------   ----------   ----------

   Totals .........................                $   17,449   $   13,638   $   13,525   $      316   $      533
                                                   ==========   ==========   ==========   ==========   ==========

     At March 31, 2003, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income, the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP's comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through March 31, 2003, resulted in a $1,819,000 decrease in the carrying value of the HRP investment. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over nineteen years. In accordance with Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangibles ("SFAS No. 142") the unamortized amount of such "negative goodwill" in the amount of $568,000, as of January 1, 2002 was recorded as income from cumulative effect of a change in accounting principle.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the three months ended March 31, 2003 and 2002 such amortization was $168,000 in each period. At March 31, 2003, the remaining unamortized cost was $392,000.

     As further discussed in Note 12, Hallwood Realty, the Company and other defendants are involved in various litigation matters. An unfavorable decision in any of the matters could have an adverse impact on the Company and its investment in HRP.

     The Company has pledged 300,397 HRP limited partner units to collateralize the Term Loan and Revolving Credit Facility and the remaining 30,035 units to secure all of the capital leases.

     The quoted market price per unit and the Company's carrying value per limited partner unit (AMEX symbol HRY) at March 31, 2003 were $86.50 and $37.64, respectively. The general partner interest is not publicly traded.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

NOTE 3 -- INVESTMENT IN HEC (DOLLAR AMOUNTS IN THOUSANDS)

                                         AS OF MARCH 31,2003                AMOUNT AT              INCOME (LOSS) FOR THE
                                    ---------------------------         WHICH CARRIED AT             THREE MONTHS ENDED
                                                     COST OR      ---------------------------             MARCH 31,
                                      NUMBER OF      ASCRIBED      MARCH 31,     DECEMBER 31,   ---------------------------
    DESCRIPTION OF INVESTMENT          SHARES         VALUE           2003           2002           2003           2002
    -------------------------       ------------   ------------   ------------   ------------   ------------   ------------

HALLWOOD ENERGY CORPORATION
       Common stock .............          1,750   $      3,500   $      3,364   $      3,313   $         51   $        (41)
                                                   ============   ============   ============   ============   ============

      The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC's net income (loss), stockholder's equity transactions and comprehensive income
(loss) adjustments, if any.

      During 2002, the Company invested $3,500,000 in HEC, which is presently in the development stage, having drilled seven test wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales from three of the seven wells in February 2003. Currently, six wells are producing and one well has been temporarily abandoned. Aggregate production, including royalty owner share and minor working interest participation, rose to three million cubic feet of gas per day during the first week of May 2003, and was approximately two million cubic feet of gas per day at May 14, 2003.

      HEC currently plans to drill between 10 and 20 wells during the balance of 2003; however, this number may vary based upon a variety of operational and economic conditions. Whether HEC drills 10 or 20 additional wells this year, additional capital will be required. HEC currently anticipates that it will solicit equity contributions from its shareholders in combination with commercial, secured bank borrowings to meet its capital requirements. Depending on the level of bank borrowings, coupled with the ultimate level of well development activity, HEC has requested from its shareholders additional equity contributions over the next several months of approximately $3,300,000. Based on the Company's ownership, its board of directors has resolved to make an additional equity contribution of approximately $925,000.

      HEC holds oil and gas leases covering approximately 37,500 gross and 33,500 net acres of undeveloped leasehold, predominantly in Johnson County, Texas as of May 1, 2003.

      Certain of the Company's officers and directors are investors in HEC.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

NOTE 4 -- LOANS PAYABLE

      Loans payable at the balance sheet dates are as follows (in thousands):

                                                                         MARCH 31,    DECEMBER 31,
                                                                           2003           2002
                                                                       ------------   ------------
Textile Products
  Revolving credit facility, prime + .25% or
     Libor + 3.00%, due January 2004 ...............................   $     10,755   $     10,000
  Acquisition credit facility, prime + 1.00% or
     Libor + 3.25%, due January 2004 ...............................          1,000          1,000
  Equipment term loan, 9.37% fixed, due October 2005 ...............            575            623
  Subordinated secured promissory note, prime rate, due July 2004 ..            510            596
  Equipment term loan, 5.10% fixed, due March 2007 .................            445            469
  Equipment term loan, 4.67% fixed, due December 2007 ..............            290            298
  Subordinated promissory note, non-interest bearing,
     due February 2005 .............................................            229            261
                                                                       ------------   ------------
                                                                             13,804         13,247
Other
  Loans payable
     Term loan, 7% fixed, due April 2005 ...........................          2,078          2,317
     Revolving credit facility, prime + 0.50% or
       Libor + 3.25%, due April 2005 ...............................          1,300            500
                                                                       ------------   ------------
         Sub total .................................................          3,378          2,817
  Capital lease obligations, 12.18% fixed , due December 2004 ......            938          1,066
                                                                       ------------   ------------
                                                                              4,316          3,883
                                                                       ------------   ------------

     Total .........................................................   $     18,120   $     17,130
                                                                       ============   ============

     Further information regarding loans payable is provided below:

Textile Products

     Revolving Credit Facility. The Company's Brookwood subsidiary has a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association ("Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base as defined in the agreement. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement has a maturity date of January 2, 2004, bears interest at Brookwood's option of prime + 0.25% (4.50% at March 31, 2003) or Libor plus 3.25%, contains various covenants, including maintenance of certain financial ratios, restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at March 31, 2003 was $10,755,000.

     Cash dividends and tax sharing payments to the Company are contingent upon Brookwood's compliance with the covenants contained in the loan agreement. Brookwood was not in compliance with its minimum net income covenant at December 31, 2002. Brookwood obtained a waiver for this violation from the lender and believes it will be in compliance with all of its covenants for 2003. The Key Credit Agreement does not contain a minimum net income covenant for 2003. At March 31, 2003, Brookwood was in compliance with its loan covenants.

     As of March 31, 2003, Brookwood had approximately $4,950,000 of borrowing base availability.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. This facility bears interest at Brookwood's option of prime plus 1.00% (5.25% at March 31, 2003) or Libor plus 3.25%. Brookwood has borrowed $1,000,000 under this facility.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

     Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.25% at March 31, 2003), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at March 31, 2003 was $510,000.

     Equipment Credit Facility and Term Loans. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. Brookwood has $690,000 availability under this facility. The outstanding balance at March 31, 2003 was $1,310,000.

     Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is being fully amortized over thirty-six months and has a maturity date of February 2005. The outstanding balance at March 31, 2003 was $229,000.

     In January 2004, the Brookwood revolving and acquisition facilities, with a balance of $11,755,000 at March 31, 2003, mature. The Company intends to extend or refinance these facilities prior to their maturity.

     The outstanding balance of the combined Key Bank credit facilities at March 31, 2003 was $13,804,000.

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). Term loan proceeds were used in part to repay a $1,500,000 convertible loan from stockholder. The term loan bears interest at a fixed rate of 7%, matures April 2005 and is fully amortizing requiring a monthly payment of $92,631. The outstanding principal balance of the term loan at March 31, 2003 was $2,078,000.

     The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 2005. The interest rate is 4.75% at March 31, 2003. The Company borrowed an additional $800,000 under the facility in March 2003 and therefore has $2,700,000 of unused borrowing capacity.

     Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. At March 31, 2003 and December 31, 2002, the Company was in compliance with its loan covenants under the Term Loan and Revolving Credit Facility.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding principal balance at March 31, 2003 was $938,000.

NOTE 5 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

     The Company has an issue of 10% Collateralized Subordinated Debentures ("10% Debentures") outstanding due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes a

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

pro-rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue, and is being amortized over its term. As a result, the effective interest rate is 8.9%.

     The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are detailed below (in thousands):

                                                          MARCH 31,    DECEMBER 31,
                   DESCRIPTION                              2003           2002
-----------------------------------------------------   ------------   ------------

10% Debentures (face amount) ........................   $      6,468   $      6,468
Unamortized gain, net of accumulated amortization ...            144            157
                                                        ------------   ------------

      Totals ........................................   $      6,612   $      6,625
                                                        ============   ============

NOTE 6 -- SEPARATION AGREEMENT

     In 1999, the Company entered into the Separation Agreement. The Separation Agreement provided that a former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in the former Hallwood Energy Corporation ("Former HEC"), all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination or extinguishment in certain events. The Separation Agreement obligation of $3,875,000 and $4,000,000 at March 31, 2003 and December 31, 2002,
respectively, represents the estimated future cash payments to the trust through the period ending December 2004. The Company has an option to extinguish the future cash payments at any time prior to its expiration in December 2004 upon the payment of $3,000,000.

NOTE 7 -- DISCONTINUED OPERATIONS - HOTELS

     In December 2000, the Company discontinued its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


     A summary of the income from discontinued hotels operations for the quarter ended March 31, 2002 is detailed below (in thousands):

Revenue and Gain from Disposition
    Gain from extinguishment of debt ...............   $      2,552
    Sales ..........................................            215
                                                       ------------
                                                              2,767
Expenses
    Deferred federal income tax expense ............            875
    Operating expenses .............................            256
    Interest expense ...............................            137
    Litigation and other disposition costs .........             23
                                                       ------------
                                                              1,291
                                                       ------------
    Income from discontinued hotel operations ......   $      1,476
                                                       ============

     In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement which included a release that discharged the Company from any further loan obligations. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000, in the 2002 first quarter.

     In February 2002, the lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgement of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgement against the Company and completed the foreclosure in June 2002. The Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000, in the 2002 second quarter.

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

NOTE 8 -- DEFERRED REVENUE - NONCOMPETITION AGREEMENT

     In March 2001, the Company agreed to sell its investment in Former HEC, which represented the Company's former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. ("Pure"). The Company received $18,000,000 for the tender of its shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without the prior written consent of Pure and Former HEC. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company will not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. The Company also agreed to keep Former HEC's confidential and proprietary information strictly confidential.

     The Company began amortizing the deferred revenue from the noncompetition agreement, in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $604,000 in each of the quarters ended March 31, 2003 and 2002.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 9 -- INCOME TAXES

     The following is a schedule of the income tax expense (in thousands):

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                         ---------------------------
                                             2003           2002
                                         ------------   ------------
Continuing Operations
    Federal
       Deferred ......................   $        396   $        566
       Current .......................             29             11
                                         ------------   ------------
          Sub-total ..................            425            577

    State ............................            163            161
                                         ------------   ------------

       Total .........................   $        588   $        738
                                         ============   ============

Discontinued Operations
    Federal
       Deferred ......................   $         --   $        875
                                         ============   ============

     The amount of the deferred tax asset (net of valuation allowance) was $3,825,000 at March 31, 2003. The deferred tax asset arises principally from the anticipated utilization of the Company's NOLs and tax credits from the implementation of various tax planning strategies, which include an anticipated gain from the potential sale of the HRP limited partner units and projected income from operations.

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 10 -- SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ----------------------------
                          DESCRIPTION                                             2003         2002
-----------------------------------------------------------------------      ------------    ------------

Supplemental schedule of non-cash investing and financing activities:
    Hotel assets and liabilities relinquished in connection with debt extinguishment:
          Loan payable ...................................................             --    $      5,095
          Other liabilities, net .........................................             --             227
          Hotel properties ...............................................             --          (2,770)
          Deferred tax asset .............................................             --            (875)
                                                                             ------------    ------------
                                                                                       --    $      1,677
                                                                             ============    ============
    Pro rata share of partner capital transactions of equity investment in HRP:
       Amortization of interest rate swap ................................   $        (13)   $        (14)
       Exercise of stock options .........................................            (23)             --

Supplemental disclosures of cash payments:

    Interest paid ........................................................   $        374    $        526
    Income taxes paid ....................................................            424             161

NOTE 11 -- COMPUTATION OF INCOME PER SHARE

         The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders - assuming dilution, and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                    DESCRIPTION                                    2003           2002
------------------------------------------------------         ------------   ------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS
Income from continuing operations ..........................   $      1,353   $      1,316
Interest expense (net of tax) of assumed loan conversion ...             --             28
                                                               ------------   ------------
Income from continuing operations available to
    common stockholders - assuming dilution ................   $      1,353   $      1,344
                                                               ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ......................................................          1,361          1,361
Potential shares from assumed loan conversion ..............             --            218
                                                               ------------   ------------

Assuming dilution ..........................................          1,361          1,579
                                                               ============   ============

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 12 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2002.

     Litigation.. In June 1997, an action was filed against the Company, HRP, the general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Delaware Court of Chancery, styled Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company is alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. in its decision, the court determined that an option plan and a sale of units to the company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. the court also found that the sale of units to the company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments before the Delaware Supreme Court were heard in February 2002, and a rehearing en banc was held in March 2002. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Delaware Court of Chancery in October 2002. A further hearing on the remand is scheduled to take place in May 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to the Company.

     On April 23, 2003, an action was filed against HRP's general partner, Hallwood Realty, LLC (the "General Partner"), its directors and HRP as nominal defendant by High River Limited Partnership ("High River"), which is wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action challenges the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claims in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of HRP, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. The complaint seeks as relief an order preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer. An initial request by High River for an expedited hearing on the matter was denied.

     On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283). The action asserts that in allegedly refusing to consider a tender offer by High River for the units of HRP, the defendants are not acting in good faith and

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly, and damages.

     The Company was a party to certain litigation in the Delaware Court of Chancery styled, Corporate Property Associates 6 and Corporate Property Associates 7 v. The Hallwood Group Incorporated (C.A. 15661 - NC), that involves a four-year, $500,000 promissory note of the Company due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The agreement under which the note was issued also provided that the pledgee ("CPA," or the "Noteholder") had the right to receive up to an additional $500,000 based on the increase in price of the HRP units (the "HRP Participation Amount"). In 1996, the Company and CPA entered into an agreement under which the Company would pay off the principal and interest on the note and all other obligations between the parties would be ended. Subsequently, CPA refused to go forward with the agreement and this litigation was instituted. In December 1999, the Company and the Noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the Noteholder; (ii) the Company deposit $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The parties reserved their rights to proceed with the litigation. Trial was held in June 2001 in the Delaware Court of Chancery. In February 2002, the court rendered its decision in favor of the Company. In March 2002, the court entered an order that provided for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The Noteholder filed an appeal in April 2002. Oral arguments before the Delaware Supreme Court were heard in September 2002, and a rehearing en banc was held in November 2002. In March 2003, the Delaware Supreme Court issued its opinion reversing the finding of the Trial Court that certain language in the letter agreement in question constituted a general release of Hallwood's obligations. On March 21, 2003, the parties submitted to the Chancery Court an agreed proposed Order and Judgment, which was signed by the Court and terminated the litigation. The Order and Judgment provided for payment out of the escrowed funds of approximately $547,000 to CPA and $437,000 to the Company. The Company received its share of the escrowed funds on March 31, 2003.

     The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel, and (ii) $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters.

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

     In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement. The contingent obligation, in the amount of $4,000,000 at December 31, 2002, was the estimated value of the remaining payments under the Separation Agreement. In December 2001 the Company evaluated the contingent obligation and accrued an additional $500,000 under this agreement, which was paid in 2002. Similarly, the Company reevaluated the obligation at December 2002, and determined that a further cost of $1,000,000 should be accrued, which is expected to be paid in 2003 and 2004. The Company has an option to

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

extinguish the future cash payments at any time prior to its expiration in December 2004 upon payment of $3,000,000.

     In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. As of March 31, 2003, no amounts have been paid or were owed in relation to the contingency payments.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)


NOTE 13 -- SEGMENT AND RELATED INFORMATION

     The following represents the Company's reportable segment operations for the three months ended March 31, 2003 and 2002, respectively (in thousands):

                                                REAL        TEXTILE                 DISCONTINUED     CONSOL
                                               ESTATE       PRODUCTS       OTHER     OPERATIONS      -IDATED
                                               ------       --------       -----    ------------     -------
THREE MONTHS ENDED MARCH 31, 2003
Total revenue from external sources........   $  1,563      $ 24,799      $    993                  $ 27,355
                                              ========      ========      ========                  ========
Operating income...........................   $  1,139      $    888                                $  2,027
                                              ========     ========
Unallocable (loss) income, net.............                               $    (86)                      (86)
                                                                          ========                  --------
Income from continuing operations
   before income taxes.....................                                                         $  1,941
                                                                                                    ========
THREE MONTHS ENDED MARCH 31, 2002
Total revenue from external sources........   $  1,652      $ 21,395      $  1,307                  $ 24,354
                                              ========      ========      ========                  ========
Operating income...........................   $  1,264      $    507                                $  1,771
                                              ========      ========
Unallocable income, net....................                               $    283                       283
                                                                          ========                  --------
Income from continuing operations
   before income taxes.....................                                                         $  2,054
                                                                                                    ========
Income from discontinued operations........                                            $  1,476     $  1,476
                                                                                       ========     ========


     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2002 annual report. The total assets for the Company's operating segments have not materially changed since the December 31, 2002 annual report.

NOTE 14 -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company's equity investment in HRP.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     The Company reported net income of $1,353,000 for the first quarter ended March 31, 2003, compared to net income of $3,360,000 in 2002. Income from continuing operations was $1,353,000 in 2003, compared to $1,316,000 in 2002. Revenue from continuing operations was $27,355,000 in 2003, compared to $24,354,000 in 2002.

     Following is an analysis of the results of continuing operations for the real estate, textile products and other business segments, as well as the discontinued operations for the hotel business segment.

REAL ESTATE

     The real estate segment reported income of $1,139,000 for the first quarter of 2003, compared to $1,264,000 in 2002.

     Revenues. Fee income of $1,247,000 for 2003 increased by $128,000, or 11%, compared to $1,119,000 in 2002. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to HRP and various third parties. The increase was due primarily to higher leasing fees in the 2003 first quarter.

     Equity income from investments in HRP represents the Company's pro rata share of net income reported by HRP, adjusted for the elimination of intercompany profits. For the 2003 first quarter, the Company reported equity income of $316,000, compared to $533,000 in the prior-year period. The decrease resulted principally from increased property operating and administrative costs in 2003.

     Expenses. Administrative expenses of $256,000 increased by $36,000, or 16%, in the 2003 first quarter, compared to $220,000 in 2002. The decrease was primarily attributable to the payments of commissions to third party brokers associated with leasing income.

     Amortization expense of $168,000 in both the 2003 and 2002 quarters related to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights.

TEXTILE PRODUCTS

     The textile products segment reported income of $888,000 for the first quarter of 2003, compared to $507,000 in 2002.

     Revenue. Sales of $24,799,000 increased $3,978,000, or 19%, in the 2003 first quarter, compared to $20,821,000 in the 2002 first quarter. The increase was principally due to additional sales of specialty fabric to U.S. military contractors.

     During 2000, Brookwood formed STA, a 50-50 joint venture, with an unrelated third party that is also in a textile-related industry. STA acquired the 50% ownership interest not owned by Brookwood in September 2002. Accordingly, STA became a wholly owned subsidiary in September 2002. Prior to the acquisition, Brookwood utilized the equity method of accounting for its investment in STA. Brookwood's equity income from STA was $574,000 in the first quarter of 2002.

     Expenses. Cost of sales of $20,210,000 increased by $2,157,000, or 12%, in the 2003 first quarter, compared to $18,053,000 in the 2002 first quarter. The increase in cost of sales was principally the result of the increase in sales. The higher gross profit margin for the 2003 first quarter (18.5% versus 13.3%) resulted from the sales increase of specialty fabric to military contractors. Administrative and selling expenses of $3,552,000 increased by $883,000 in the 2003 first quarter, compared to $2,669,000 for the 2002 period. The increase is primarily attributable to royalties incurred in 2003 to the Company's former joint venture partner in STA. Interest expense of $149,000 decreased by $17,000, or 10%, for the 2003 first quarter, compared to $166,000 in 2002, principally due to a decrease in average borrowings.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

     The other segment reported a loss of $86,000 for the first quarter of 2003, compared to income of $283,000 in 2002.

     Revenue. Amortization of deferred revenue of $604,000 in the 2003 and 2002 quarters is attributable to the noncompetition fee received in connection with the sale of the Company's investment in Former HEC. The original $7,250,000 cash payment is being amortized over a three year period which began June 2001.

     Hotel revenue was $337,000 in the 2003 first quarter, compared to $440,000 in 2002. The 23% decrease in 2003 was attributable to reduced occupancy, partially offset by an increased average daily rate. Revenues have been adversely impacted by a general downturn in the hotel industry and increased competition in the local market.

     Equity income from investment in Hallwood Energy Corporation ("HEC") in the amount of $51,000 for the 2003 first quarter relates to the Company's pro rata share of income from HEC's operations, compared to an equity loss of $41,000 in 2002.

     Interest and other income decreased to $1,000 for the 2003 first quarter, compared to $304,000 in 2002, principally attributable to a gain of $296,000 on the exercise of an option and related sale of a marketable security in the 2002 first quarter.

     Expenses. Administrative expenses of $428,000 for the 2003 first quarter increased by $46,000, or 12%, from the prior-year amount of $382,000, due to increased professional fees. Interest expense in the amount of $203,000 for the 2003 first quarter decreased by $2,000 from the prior year amount of $205,000. The decrease was primarily due to the repayment of the stockholder loan in 2002 partially offset by borrowings under the Term Loan and Revolving Credit Facility.

     Hotel expenses, which include operating expenses, depreciation and interest costs was $448,000 for the 2003 first quarter, which increased by $11,000, or 3%, compared to $437,000 in 2002.

INCOME TAXES

     Income taxes relating to continuing operations were $588,000 for the 2003 first quarter, compared to $738,000 in 2002. The 2003 quarter included a $396,000 non cash federal deferred charge, a $29,000 federal current charge and $163,000 for state taxes. The 2002 quarter included a $566,000 non cash federal deferred charge, a $11,000 federal current charge and $161,000 for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of March 31, 2003, the Company had approximately $78,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $11,250,000 of the NOLs prior to their ultimate expiration in the year 2020.

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

such limitations. In addition, utilization of NOLs in the future may be limited if changes in the Company's stock ownership create a change in control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

DISCONTINUED OPERATIONS - HOTELS

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations (apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and has been classified as an asset held for use) have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three months ended March 31, 2002 are presented below (in thousands):


   Revenue and Gain from Disposition
   Gain from extinguishment of debt ..............     $2,552
   Sales .........................................        215
                                                       ------
                                                        2,767
Expenses
   Deferred federal income tax expense ...........        875
   Operating expenses ............................        256
   Interest expense ..............................        137
   Litigation and other disposition costs ........         23
                                                       ------
                                                        1,291
                                                       ------

   Income from discontinued hotels operations ....     $1,476
                                                       ======

     As of June 2002, the Company completed the disposition of all four hotel properties it had previously designated as discontinued operations.

     Revenue. In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement which included a release that discharges the Company from any further loan obligations. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000, in the 2002 first quarter.

     Sales of $215,000 in the 2002 first quarter were principally attributable to the GuestHouse Suites hotel in Greenville, South Carolina, prior to its disposition in June 2002.

     Expenses. Operating expenses of $256,000 and interest expense of $137,000 for the 2002 first quarter related to the Greenville hotel prior to its disposition. The litigation and other disposition costs principally relate to legal fees and other expenses in connection with the disposition and resolution of two litigation matters discussed below.

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

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

INVESTMENT IN HALLWOOD ENERGY CORPORATION

     The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC's net income (loss), stockholder's equity transactions and comprehensive income
(loss) adjustments, if any.

     During 2002, the Company invested $3,500,000 in HEC, which is presently in the development stage, having drilled seven test wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales from three of the seven wells in February 2003. Currently, six wells are producing and one well has been temporarily abandoned. Aggregate production, including royalty owner share and minor working interest participation, rose to three million cubic feet of gas per day during the first week of May 2003, and was approximately two million cubic feet of gas per day at May 14, 2003.

     HEC currently plans to drill between 10 and 20 wells during the balance of 2003; however, this number may vary based upon a variety of operational and economic conditions. Whether HEC drills 10 or 20 additional wells this year, additional capital will be required. HEC currently anticipates that it will solicit equity contributions from its shareholders in combination with commercial, secured bank borrowings to meet its capital requirements. Depending on the level of bank borrowings, coupled with the ultimate level of well development activity, HEC has requested from its shareholders additional equity contributions over the next several months of approximately $3,300,000. Based on the Company's ownership, its board of directors has resolved to make an additional equity contribution of approximately $925,000.

     HEC holds oil and gas leases covering approximately 37,500 gross and 33,500 net acres of undeveloped leasehold, predominantly in Johnson County, Texas as of May 1, 2003.

CRITICAL ACCOUNTING POLICIES

     There have been no changes to critical accounting policies identified and set forth in the Company's Form 10-K for the year ended December 31, 2002.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A summary of the fees earned from HRP is detailed below (in thousands)

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        ------------------
                                         2003        2002
                                        ------     -------
Property management fees ..........     $  486     $  474
Leasing fees ......................        385        227
Construction supervision fees .....        184        257
Asset management fees .............        152        154
                                        ------     ------

   Total ..........................     $1,207     $1,112
                                        ======     ======


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

     HSC Financial Corporation. The Company has entered into a financial consulting contract with HSC Financial Corporation ("HSC"), a corporation associated with Mr. Anthony J. Gumbiner, the Company's chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, at a rate of $795,000 per year. HSC is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company's or its subsidiaries' board of directors. Additionally, the Company reimburses HSC for reasonable and necessary expenses of office space and administrative services.

     A summary of the fees and expenses paid to HSC are detailed below (in thousands):

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                               ------------------
                                                 2003       2002
                                               -------     ------

Consulting fees .............................     $199     $199
Office space and administrative services ....       25       19
                                                  ----     ----

   Total ....................................     $224     $218
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

     HEC. During 2002, the Company invested $3,500,000 in HEC, a private energy company. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC.

     Brookwood. During 2000, Brookwood formed STA with an unrelated party that is also in a textile-related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 note bearing interest at the prime rate and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. Brookwood reported sales to STA of $4,325,000 for the three month period ended March 31, 2002.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2003 (in thousands):

                                                                  PAYMENTS DUE DURING THE YEAR ENDING DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                    2003*      2004        2005        2006        2007     THEREAFTER     TOTAL
                                                  -------     -------     -------     -------     -------   ----------    -------
CONTRACTUAL OBLIGATIONS
  Long term debt
    Term Loan and Revolving
      Credit Facility .......................     $   741     $ 1,052     $ 1,585     $    --     $    --     $    --     $ 3,378
    10% Debentures (face amount) ............          --          --       6,468          --          --          --       6,468
    Loans payable (Brookwood) ...............         626      12,518         383         180          97          --      13,804
  Capital lease obligations .................         394         544          --          --          --          --         938
  Separation Agreement ......................         375       3,500          --          --          --          --       3,875
  Operating leases ..........................         840       1,076         834         653         538       1,614       5,555
                                                  -------     -------     -------     -------     -------     -------     -------

      Total .................................     $ 2,976     $18,690     $ 9,270     $   833     $   635     $ 1,614     $34,018
                                                  =======     =======     =======     =======     =======     =======     =======

                                                                 AMOUNT OF COMMITMENT EXPIRATION
                                                              DURING THE YEAR ENDING  DECEMBER 31,
                                                      -------------------------------------------------------
                                                      2003*     2004     2005   2006   2007 THEREAFTER  TOTAL
                                                      -----     ----     ----   ----   ---- ----------  -----
COMMERCIAL COMMITMENTS
  Employment contracts ...........................     $300     $200     $ 50     --     --     --      $550
  Letters of credit ..............................      295       --       --     --     --     --       295
                                                       ----     ----     ----     --     --     --      ----

    Total ........................................     $595     $200     $ 50     --     --     --      $845
                                                       ====     ====     ====     ==     ==     ==      ====

----------

* For the nine months ended December 31, 2003.

     The Company's Term Loan and Revolving Credit Facility and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Term Loan and Revolving Credit Facility requires a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a debt service coverage ratio and a debt to equity ratio.

     The principal ratios, as defined in the respective agreements, as of the end of the first quarter in the year ended December 31, 2003 and as of December 31, 2002 are provided below (dollar amount in thousands):

                                                                                       MARCH 31,     DECEMBER 31,
           DESCRIPTION                     REQUIREMENT                                   2003            2002
  -----------------------------            -----------                                 ---------     ------------
TERM LOAN AND REVOLVING
CREDIT FACILITY
   Net cash flow, as defined          must exceed $3,400.............................    $5,995         $5,941
   Debt service coverage              must exceed 1.2 to 1.0.........................      1.77           2.01
   Senior leverage                    must be less than 2.5 to 1.0...................      1.45           1.53
   Collateral value coverage          must exceed 200% of loan
                                        balance......................................       769%           877%


     The Company was in compliance with its loan covenants under the Term Loan and Revolving Credit Facility as of December 31, 2002 and March 31, 2003.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                      MARCH 31,     DECEMBER 31,
           DESCRIPTION                               REQUIREMENT                         2003           2002
  -----------------------------                      -----------                      ---------     ------------
BROOKWOOD CREDIT AGREEMENT
   Minimum net income, as defined     must exceed $1,500 ytd 12/31/02................        --         $1,436
   Debt service coverage              must exceed 1.25 to 1.00.......................      2.22           1.91
   Debt to equity                     must be less than 45% in 2003; 50% in 2002.....        40%            39%

     Brookwood was in compliance with its loan covenants for all interim periods during 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income for the year ended December 31, 2002 was $1,436,000. Brookwood obtained a waiver for this violation from the lender. The Key Credit Agreement does not contain a minimum net income covenant for 2003. Brookwood was in compliance with its covenants as of March 31, 2003, and believes that it will be in compliance with its covenants for calendar 2003.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position decreased by $92,000 during the 2003 first quarter to $1,285,000 as of March 31, 2003. The primary source of cash was $990,000 provided by financing activities. The primary uses of cash were $843,000 for operating activities, principally an increase in inventories and receivables at Brookwood, net of $437,000 received in connection with the settlement of litigation, and $239,000 for textile products equipment.

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

     The Company's textile products segment generates funds from the dyeing and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities. All facilities have a maturity of January 2004. At March 31, 2003, Brookwood had approximately $4,950,000 of unused borrowing capacity on its revolving line of credit facility. In the year ended December 31, 2002, Brookwood paid $250,000 to the Company under its tax sharing agreement but no cash dividends. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood's compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for all interim periods in 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income was $1,436,000. Brookwood obtained a waiver for this violation from the lender. The loan does not contain a minimum net income covenant for 2003. Brookwood was in compliance with its covenants as of March 31, 2003, and believes that it will be in compliance with its covenants for calendar 2003.

     In March 2002, the Company and its HWG, LLC subsidiary entered into the $7,000,000 Credit Agreement with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). The term loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company was in compliance with the loan covenants at March 31, 2003. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and $800,000 in March 2003, and therefore has $2,700,000 of unused borrowing capacity.

     In January 2004, the Brookwood revolving and acquisition facilities, with a balance of $11,755,000 at March 31, 2003, mature. Brookwood intends to extend or refinance these facilities prior to their maturity.

     In February 2000, Brookwood, acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement.

     In May 2003, the Company agreed to invest additional funds in HEC in the approximate amount of $925,000. Depending upon the timing of the investment, an additional borrowing under the Company's revolving credit facility may be required.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risks during the quarter ended March 31, 2003.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of March 31, 2003, the Company's total outstanding loans and debentures payable of $24,588,000 were comprised of $11,023,000 of fixed rate debt and $13,565,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $246,000, assuming that outstanding debt remained at current levels.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of March 31, 2003, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.


ITEM 4. CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

     Controls and procedures. It is the conclusion of the Company's principal executive officer and principal financial officer that the Company's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this Quarterly Report, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     The Company's independent auditors have provided written communication to management and the audit committee on the need to improve the closing process at the Brookwood subsidiary. Management has begun making improvements to this process.

     Internal controls. Other than noted above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item
----


     1    Legal Proceedings

         Reference is made to Note 12 to the Company's consolidated financial statements included within this Form 10-Q.

     2   Changes in Securities                                           None

     3   Defaults upon Senior Securities                                 None

     4   Submission of Matters to a Vote of Security Holders
                                                                         None

     5   Other Information

         On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP. On May 7, 2003, HRP announced that the management, board of directors and professional advisors of the General Partner were evaluating the offer and has subsequently advised its unitholders of its recommendation to reject the tender offer.

     6   Exhibits and Reports on Form 8-K

         (a)  Exhibits
              99.1 Certification of Principal Executive Officer and Principal Financial Officer, dated May 15, 2003, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K
                     Dated April 22, 2003 - On April 15, 2003, The Hallwood Group Incorporated issued a press release regarding its results of operations for the fourth quarter and year ended December 31, 2002.

----------

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE HALLWOOD GROUP INCORPORATED



Dated: May 15, 2003                       By: /s/ Melvin J. Melle
                                              --------------------------------
                                              Melvin J. Melle, Vice President
                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                    Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this quarterly report;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 15, 2003                       /s/ Anthony J. Gumbiner
       --------------                   -------------------------------
                                        By:  Anthony J. Gumbiner
                                        Title:  Chief Executive Officer

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this quarterly report;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    May 15, 2003                    /s/ Melvin J. Melle
       ---------------               -------------------------------
                                     By:  Melvin J. Melle
                                     Title:  Chief Financial Officer

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER     DESCRIPTION
    ------     -----------
99.1           Certification of Principal Executive Officer and Principal Financial
               Officer, dated May 15, 2003, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.