Form 10-Q
period 2003-06-30
HALLWOOD GROUP INC
filed 2003-08-14
CIK 355766

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

FOR THE PERIOD ENDED JUNE 30, 2003               COMMISSION FILE NUMBER:  1-8303

                        THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        51-0261339
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

        3710 RAWLINS, SUITE 1500
              DALLAS, TEXAS                                        75219
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (214) 528-5588

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
               TITLE OF CLASS                           ON WHICH REGISTERED

       Common Stock ($0.10 par value)                 American Stock Exchange
10% Collateralized Subordinated Debentures            New York Stock Exchange
             Due July 31, 2005

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

YES |X|    NO   | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).

YES | |    NO   |X|

      1,326,343 shares of Common Stock, $.10 par value per share, were outstanding at August 8, 2003.
================================================================================

                         THE HALLWOOD GROUP INCORPORATED

                                TABLE OF CONTENTS

ITEM NO.                            PART I - FINANCIAL INFORMATION                               PAGE
--------                            ------------------------------                               ----

    1        Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets as of June 30, 2003
                     and December 31, 2002...................................................      3

                Condensed Consolidated Statements of Income for the
                     Six Months Ended June 30, 2003 and 2002.................................      5

                Condensed Consolidated Statements of Income for the
                     Three Months Ended June 30, 2003 and 2002...............................      7

                Condensed Consolidated Statements of Comprehensive Income for the
                     Six Months Ended June 30, 2003 and 2002 and
                     Three Months Ended June 30, 2003 and 2002...............................      9

                Condensed Consolidated Statements of Changes in Stockholders'
                     Equity for the Six Months Ended June 30, 2003 ..........................     10

                Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2003 and 2002.................................     11

                Notes to Condensed Consolidated Financial Statements.........................     12

    2        Managements's Discussion and Analysis of
                Financial Condition and Results of Operations................................     26

    3        Quantitative and Qualitative Disclosures about Market Risk......................     37

    4        Controls and Procedures and Internal Controls...................................     37

                                     PART II - OTHER INFORMATION

 1 to  6     Other Information, Exhibits and Reports on Form 8-K.............................     38

             Signature Page..................................................................     40

             Index to Exhibits...............................................................     41

                         THE HALLWOOD GROUP INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                            JUNE 30,     DECEMBER 31,
                                              2003           2002
                                          ------------   ------------
REAL ESTATE
    Investments in HRP .................  $     15,938   $     13,525
    Receivables and other assets
       Related parties .................           422            732
       Other ...........................            36             60
                                          ------------   ------------
                                                16,396         14,317
TEXTILE PRODUCTS
    Inventories ........................        20,611         18,913
    Receivables ........................        18,718         15,743
    Property, plant and equipment, net .         9,027          9,315
    Prepaids, deposits and other assets            442            548
                                          ------------   ------------
                                                48,798         44,519
OTHER
    Deferred tax asset, net ............         6,972          4,221
    Investment in HEC ..................         4,333          3,313
    Cash and cash equivalents ..........         3,486          1,377
    Prepaids, deposits and other assets
       Other ...........................           337            317
       Related parties .................            66            140
    Hotel assets held for use ..........           307            362
    Restricted cash ....................            --            982
                                          ------------   ------------
 .......................................        15,501         10,712

       TOTAL ...........................  $     80,695   $     69,548
                                          ============   ============

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2003            2002
                                                                         ------------    ------------
REAL ESTATE
    Accounts payable and accrued expenses .............................  $        196    $      1,306

TEXTILE PRODUCTS
    Loans payable .....................................................        15,436          13,247
    Accounts payable and accrued expenses .............................        12,883          10,803
                                                                         ------------    ------------
                                                                               28,319          24,050
OTHER
    Interest, litigation and other accrued expenses ...................         7,233           1,274
    10% Collateralized Subordinated Debentures ........................         6,598           6,625
    Loans payable .....................................................         4,372           2,817
    Separation Agreement obligations ..................................         3,750           4,000
    Deferred revenue - noncompetition agreement .......................         2,215           3,424
    Redeemable preferred stock, Series B ..............................         1,000           1,000
    Hotel accounts payable and accrued expenses .......................           984             850
    Capital lease obligations .........................................           808           1,066
                                                                         ------------    ------------
                                                                               26,960          21,056

       TOTAL LIABILITIES ..............................................        55,475          46,412

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as Series B             --              --
    Common stock, issued 2,396,103 shares at both dates;
       outstanding 1,361,343 shares at both dates .....................           240             240
    Additional paid-in capital ........................................        54,429          54,452
    Accumulated deficit ...............................................       (14,283)        (16,417)
    Accumulated other comprehensive income ............................           164             191
    Treasury stock, 1,034,760 shares at both dates; at cost ...........       (15,330)        (15,330)
                                                                         ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY .....................................        25,220          23,136
                                                                         ------------    ------------

       TOTAL ..........................................................  $     80,695    $     69,548
                                                                         ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
REAL ESTATE
    Fees
       Related parties .............................................  $  2,288    $  2,378
       Other .......................................................       110         104
    Equity income (loss) from investments in HRP ...................      (347)        947
                                                                      --------    --------
                                                                         2,051       3,429

    Litigation expense .............................................     3,602          --
    Administrative expenses ........................................       538         567
    Amortization ...................................................       336         336
                                                                      --------    --------
                                                                         4,476         903
                                                                      --------    --------

       Income (loss) from real estate operations ...................    (2,425)      2,526

TEXTILE PRODUCTS
    Sales
       Trade .......................................................    49,065      34,771
       Related party ...............................................        --       8,981
    Equity income from joint venture ...............................        --         723
                                                                      --------    --------
                                                                        49,065      44,475

    Cost of sales ..................................................    39,083      37,204
    Administrative and selling expenses ............................     7,069       5,614
    Interest .......................................................       332         374
                                                                      --------    --------
                                                                        46,484      43,192
                                                                      --------    --------
       Income from textile products operations .....................     2,581       1,283

OTHER
    Amortization of deferred revenue - noncompetition agreement ....     1,208       1,208
    Hotel revenue ..................................................       704         898
    Equity income (loss) from investment in HEC ....................       107         (77)
    Interest and other income ......................................         2         308
                                                                      --------    --------
                                                                         2,021       2,337

    Administrative expenses ........................................       949         974
    Hotel expenses .................................................       919         930
    Interest expense ...............................................       423         430
                                                                      --------    --------
                                                                         2,291       2,334
                                                                      --------    --------

       Other income (loss) .........................................      (270)          3
                                                                      --------    --------

       Income (loss) from continuing operations before income taxes       (114)      3,812
       Income tax benefit (expense) ................................     2,298      (1,354)
                                                                      --------    --------

       Income from continuing operations ...........................     2,184       2,458

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            2003        2002
                                                                          --------    --------
    Income from discontinued hotel operations, net of tax                 $     --    $  3,734
                                                                          --------    --------

      Income before cumulative effect of change in accounting principle      2,184       6,192

    Income from cumulative effect of change in accounting principle ....        --         568
                                                                          --------    --------

NET INCOME .............................................................     2,184       6,760

    Preferred stock dividend ...........................................       (50)        (50)
                                                                          --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ............................  $  2,134    $  6,710
                                                                          ========    ========

PER COMMON SHARE
    BASIC
      Income from continuing operations after preferred dividend .......  $   1.57    $   1.77
      Income from discontinued operations ..............................        --        2.74
      Income from cumulative effect of change in accounting principle ..        --        0.42
                                                                          --------    --------

        Net income available to common stockholders ....................  $   1.57    $   4.93
                                                                          ========    ========

    ASSUMING DILUTION
      Income from continuing operations after preferred dividend .......  $   1.56    $   1.66
      Income from discontinued operations ..............................        --        2.54
      Income from cumulative effect of change in accounting principle ..        --        0.38
                                                                          --------    --------

        Net income available to common stockholders ....................  $   1.56    $   4.58
                                                                          ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic ..............................................................     1,361       1,361
                                                                          ========    ========

    Assuming dilution ..................................................     1,372       1,470
                                                                          ========    ========

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
REAL ESTATE
    Fees
       Related parties .............................................  $  1,081    $  1,266
       Other .......................................................        70          97
    Equity income (loss) from investments in HRP ...................      (663)        414
                                                                      --------    --------
                                                                           488       1,777

    Litigation expense .............................................     3,602          --
    Administrative expenses ........................................       282         347
    Amortization ...................................................       168         168
                                                                      --------    --------
                                                                         4,052         515
                                                                      --------    --------

       Income (loss) from real estate operations ...................    (3,564)      1,262

TEXTILE PRODUCTS
    Sales
       Trade .......................................................    24,266      18,415
       Related party ...............................................        --       4,516
    Equity income from joint venture ...............................        --         149
                                                                      --------    --------
                                                                        24,266      23,080

    Cost of sales ..................................................    18,873      19,151
    Administrative and selling expenses ............................     3,517       2,945
    Interest .......................................................       183         208
                                                                      --------    --------
                                                                        22,573      22,304
                                                                      --------    --------
       Income from textile products operations .....................     1,693         776

OTHER
    Amortization of deferred revenue - noncompetition agreement ....       604         604
    Hotel revenue ..................................................       367         458
    Equity income (loss) from investment in HEC ....................        56         (36)
    Interest and other income ......................................         1           4
                                                                      --------    --------
                                                                         1,028       1,030

    Administrative expenses ........................................       521         592
    Hotel expenses .................................................       471         493
    Interest expense ...............................................       220         225
                                                                      --------    --------
                                                                         1,212       1,310
                                                                      --------    --------

       Other income (loss) .........................................      (184)       (280)
                                                                      --------    --------

       Income (loss) from continuing operations before income taxes     (2,055)      1,758
       Income tax benefit (expense) ................................     2,886        (616)
                                                                      --------    --------

       Income from continuing operations ...........................       831       1,142

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                   --------------------
                                                                     2003        2002
                                                                   --------    --------
    Income from discontinued hotel operations, net of tax .......  $     --    $  2,258
                                                                   --------    --------

NET INCOME ......................................................       831       3,400

    Preferred stock dividend ....................................       (50)        (50)
                                                                   --------    --------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS .....................  $    781    $  3,350
                                                                   ========    ========

PER COMMON SHARE
    BASIC
      Income from continuing operations after preferred dividend   $   0.57    $   0.80
      Income from discontinued operations .......................        --        1.66
                                                                   --------    --------

        Net income available to common stockholders .............  $   0.57    $   2.46
                                                                   ========    ========

    ASSUMING DILUTION
      Income from continuing operations after preferred dividend   $   0.56    $   0.80
      Income from discontinued operations .......................        --        1.66
                                                                   --------    --------

        Net income available to common stockholders .............  $   0.56    $   2.46
                                                                   ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic .......................................................     1,361       1,361
                                                                   ========    ========

    Assuming dilution ...........................................     1,399       1,361
                                                                   ========    ========

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30,                JUNE 30,
                                                               --------------------    --------------------
                                                                 2003        2002        2003        2002
                                                               --------    --------    --------    --------
NET INCOME ..................................................  $    831    $  3,400    $  2,184    $  6,760

Other Comprehensive Income (Loss)
    Pro rata share of other comprehensive income (loss) from
    equity investments
       Amortization of interest rate swap ...................       (14)        (15)        (27)        (29)
                                                               --------    --------    --------    --------

COMPREHENSIVE INCOME ........................................  $    817    $  3,385    $  2,157    $  6,731
                                                               ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                        COMMON STOCK     ADDITIONAL                     OTHER       TREASURY STOCK        TOTAL
                                      -----------------   PAID-IN     ACCUMULATED   COMPREHENSIVE  ----------------   STOCKHOLDERS'
                                      SHARES  PAR VALUE   CAPITAL       DEFICIT         INCOME     SHARES    COST         EQUITY
                                      ------  ---------  ----------   -----------   -------------  ------  --------   -------------
BALANCE, JANUARY 1, 2003 ...........   2,396  $     240  $   54,452   $   (16,417)  $         191   1,035  $(15,330)  $      23,136
    Net income .....................                                        2,184                                             2,184
    Pro rata share of partners'
    capital transactions from equity
    investment: ....................
      Exercise of stock options ....                            (23)                                                            (23)
      Amortization of interest rate
      swap .........................                                                          (27)                              (27)
    Cash dividend on preferred stock                                          (50)                                              (50)
                                      ------  ---------  ----------   -----------   -------------  ------  --------   -------------

BALANCE, JUNE 30, 2003 .............   2,396  $     240  $   54,429   $   (14,283)  $         164   1,035  $(15,330)  $      25,220
                                      ======  =========  ==========   ===========   =============  ======  ========   =============

     See accompanying notes to condensed consolidated financial statements.

                         THE HALLWOOD GROUP INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         -------------------
                                                                           2003       2002
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ........................................................  $  2,184   $  6,760
    Adjustments to reconcile net income to net cash provided by operating activities:
       Accrued litigation expense .....................................     3,602         --
       Deferred tax expense (benefit) .................................    (2,751)     1,086
       Amortization of deferred revenue - noncompetition agreement ....    (1,208)    (1,208)
       Depreciation and amortization ..................................     1,139      1,026
       Decrease in restricted cash ....................................       982         --
       Equity income/loss from investments in HRP .....................       347       (947)
       Equity income/loss from investment in HEC ......................      (107)        77
       Amortization of deferred gain from debenture exchange ..........       (27)       (25)
       Equity income from textile products joint venture ..............        --       (723)
       Income from cumulative effect of changes in accounting principle        --       (568)
       Net change in textile products assets and liabilities ..........    (2,487)       503
       Net change in other assets and liabilities .....................      (979)      (470)
       Discontinued operations:
          Net change in other hotel assets and liabilities ............      (400)       242
          Gain from extinguishment of hotel debt ......................        --     (5,789)
          Deferred tax expense ........................................        --      1,800
                                                                         --------   --------

          Net cash provided by operating activities ...................       295      1,764

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in HEC common stock ....................................      (912)    (1,500)
    Investments in textile products property and equipment ............      (460)      (369)
    Investment in hotel held for use ..................................        --        (17)
                                                                         --------   --------

          Net cash (used in) investing activities .....................    (1,372)    (1,886)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank borrowings and loans payable ...................     4,251      3,429
    Repayment of bank borrowings and loans payable ....................    (1,015)    (3,714)
    Payment of cash dividend on preferred stock .......................       (50)       (50)
    Payment of deferred loan costs ....................................        --        (86)
                                                                         --------   --------

          Net cash provided by  (used in) financing activities ........     3,186       (421)
                                                                         --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................     2,109       (543)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................     1,377      3,006
                                                                         --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................  $  3,486   $  2,463
                                                                         ========   ========

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1 -- INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, NEW ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

      Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated (the "Company") (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002.

      Continuing Operations. The Company is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. During 2002, the Company re-entered the energy business as a 28% owner in a private energy company, Hallwood Energy Corporation ("HEC"), but HEC is not considered a material business segment.

      The Company's real estate activities are conducted primarily through wholly-owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly traded master limited partnership. Revenues are generated through the Company's pro rata share of earnings of HRP using the equity method of accounting and the receipt of management fees, leasing commissions and other fees from HRP and third parties.

      The textile products operations are conducted through the Company's wholly owned Brookwood Companies Incorporated subsidiary ("Brookwood"). Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood's subsidiary, Strategic Technical Alliance, LLC ("STA"), produces advanced breathable, waterproof laminate fabrics for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan.

      The Company invested $3,500,000 in HEC during 2002 and an additional $1,051,000 in 2003 (including $139,000 in July 2003). HEC is presently in the development stage, having drilled and completed nine test wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC. See Note 3.

      Discontinued Operations. In December 2000, the Company discontinued its hotel segment, which at that time consisted of five hotel properties. Two hotels were disposed of in 2001, one hotel was sold in January 2002 and the lender completed a foreclosure on one hotel in May 2002. The Company continues to operate a leasehold interest in one hotel.

      New Accounting Pronouncements. Statement of Financial Accounting Standards No. 148 - Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148"), was issued in December 2002. This statement provides new transition methods if an entity adopts the fair value-based method of valuing stock-based compensation suggested in SFAS No. 123 - Accounting for Stock Based Compensation, as well as requiring additional disclosures in interim and annual financial statements. No options have been granted since 2000. As all options were fully vested as of December 31, 2000, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of SFAS No. 123 been adopted.

      Statement of Financial Accounting Standards No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"), was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the impact of this statement and does not believe that is will have a material impact on its financial results.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      Statement of Financial Accounting Standards No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150 , the Company has reclassified its redeemable Series B Preferred Stock as a liability at the balance sheet dates.

      Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

NOTE 2 -- INVESTMENTS IN HRP (DOLLAR AMOUNTS IN THOUSANDS)

                                AS OF JUNE 30, 2003       AMOUNT AT            INCOME (LOSS) FOR THE
                                -------------------    WHICH CARRIED AT           SIX MONTHS ENDED
                                           COST OR   ----------------------           JUNE 30,
                                NUMBER OF  ASCRIBED  JUNE 30,  DECEMBER 31,   -----------------------
DESCRIPTION OF INVESTMENT         UNITS     VALUE      2003        2002          2003         2002
-------------------------       ---------  --------  --------  ------------   ----------   ----------
HALLWOOD REALTY PARTNERS, L.P.
- General partner interest .....       --  $  8,650  $    998  $      1,350   $      (14)  $       43
- Limited partner interest .....  330,432    11,787    14,940        12,175         (333)         904
                                           --------  --------  ------------   ----------   ----------

   Totals ......................           $ 20,437  $ 15,938  $     13,525   $     (347)  $      947
                                           ========  ========  ============   ==========   ==========

      At June 30, 2003, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income (loss), the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income (loss), its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP's comprehensive income
(loss). The cumulative amount of such non-cash adjustments, from the original date of investment through June 30, 2003, resulted in a $1,965,000 decrease in the carrying value of the HRP investment. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over nineteen years. In accordance with Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangibles ("SFAS No. 142"), the unamortized amount of such "negative goodwill" in the amount of $568,000, as of January 1, 2002, was recorded as income from cumulative effect of a change in accounting principle.

      The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the six months ended June 30, 2003 and 2002 such amortization was $336,000 in each period. At June 30, 2003, the remaining unamortized cost was $224,000.

      As discussed in Note 12, the Delaware Court of Chancery rendered its decision after remand regarding certain litigation involving the Company in July 2003. The court determined that the defendants, including the Company, should pay to HRP a judgment of $2,988,000, plus prejudgment interest of $3,762,000 from August 1995. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, is in addition to a judgment amount of $3,417,000 in the Court's original ruling, was considered additional purchase price and was added to the Company's investment in the limited partnership units. The interest component of the judgment was recorded as litigation expense, net of the Company's pro rata share of that amount which is expected to be recorded as income by HRP. The Company also recorded it pro rata share of $3,000,000 in attorney's fees payable by HRP to plaintiff's attorneys, in accordance with the court's final order and judgment, expected to be recorded as an expense by HRP. The Company anticipates making a $5,000,000 payment against this obligation in August 2003. The remaining balance would bear interest at the statutory rate of 7%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      The Company has pledged 300,397 HRP limited partner units to collateralize the Term Loan and Revolving Credit Facility and the Amended and Restated Credit Agreement and the remaining 30,035 units to secure all of the capital leases. See Note 4

      The quoted market price per HRP limited partner unit and the Company's carrying value per unit (AMEX symbol HRY) at June 30, 2003 were $101.00 and $45.21, respectively. The general partner interest is not publicly traded.

      Tender Offer. On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, HRP management, the board of directors of Hallwood Realty, and certain professional advisors evaluated the offer and advised unitholders to reject the offer as inadequate.

      On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP has engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn is interested in participating in that process, he should contact Morgan Stanley. The unsolicited tender offer has subsequently been extended to September 5, 2003.

      The board of directors of Hallwood Realty has authorized its advisors to continue its evaluation of potential alternatives to the tender offer, including, without limitation, to initiate discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the Hallwood Realty board believes would be in the best interest of all partners. Such transaction may include, without limitation, an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP of any of its subsidiaries. There can be no assurance, however, that HRP will be able to generate interest in any such transaction.

NOTE 3 -- INVESTMENT IN HEC (DOLLAR AMOUNTS IN THOUSANDS)

                                AS OF JUNE 30, 2003       AMOUNT AT            INCOME (LOSS) FOR THE
                                -------------------    WHICH CARRIED AT           SIX MONTHS ENDED
                                           COST OR   ----------------------           JUNE 30,
                                NUMBER OF  ASCRIBED  JUNE 30,  DECEMBER 31,   -----------------------
DESCRIPTION OF INVESTMENT        SHARES     VALUE      2003        2002          2003         2002
-------------------------       ---------  --------  --------  ------------   ----------   ----------

HALLWOOD ENERGY CORPORATION
       Common stock...........  2,206      $  4,412  $  4,333  $      3,313   $      107   $      (77)
                                           ========  ========  ============   ==========   ==========

      The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC's net income (loss), stockholders' equity transactions and comprehensive income
(loss) adjustments, if any.

      The Company invested $3,500,000 in HEC during 2002 and an additional $1,051,000 in 2003 (including $139,000 in July 2003 when the Company purchased 35 additional shares from an existing shareholder). HEC is presently in the development stage, having drilled and completed nine test wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales from three of the nine wells in February 2003. Currently, eight wells are producing and one well has been temporarily abandoned. Aggregate production, including royalty owner share and minor working interest participation, rose to 3.0 million cubic feet of gas per day during the first week of May 2003, and was approximately 2.6 million cubic feet of gas per day at August 8, 2003. The reduction in production is due in part to the natural decline experienced in Barnett Shale wells, coupled with a temporary slow down in drilling activity between May and July 2003.

      In addition to the above, HEC has drilled the Worthington #1, which will serve as a Texas Railroad Commission Class 1 disposal well and will be used to accommodate disposed water for HEC as well as third parties. Additional

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

operations in progress at July 31, 2003 include the drilling of two additional Barnett Shale wells. HEC anticipates completion operations to commence on these properties by the middle of August 2003.

      HEC currently plans to drill between 10 and 20 wells during the balance of 2003; however, this number may vary based upon a variety of operational and economic conditions. Whether HEC drills 10 or 20 additional wells this year, additional capital will be required. HEC currently anticipates that it will solicit equity contributions from its shareholders in combination with secured borrowings to meet its capital requirements. Depending on the level of borrowings, coupled with the ultimate level of well development activity, HEC may request from its shareholders additional equity contributions over the next six to eight months of approximately $5,000,000. Based on the Company's current ownership percentage, if approved by the Company's board of directors, its equity contribution may total approximately $1,400,000.

      HEC holds oil and gas leases covering approximately 34,500 gross and 30,300 net acres of undeveloped leasehold, predominantly in Johnson County, Texas, as of July 31, 2003.

      Certain of the Company's officers and directors are investors in HEC.

NOTE 4 -- LOANS PAYABLE

      Loans payable at the balance sheet dates are as follows (in thousands):

                                                                     JUNE 30,    DECEMBER 31,
                                                                       2003          2002
                                                                   ------------  ------------
Textile Products
  Revolving credit facility, prime + 0.25% or
     Libor + 3.00%, due January 2004 ............................  $     12,451  $     10,000
  Acquisition credit facility, prime + 1.00% or
     Libor + 3.25%, due January 2004 ............................         1,000         1,000
  Equipment term loan, 9.37% fixed, due October 2005 ............           525           623
  Equipment term loan, 5.10% fixed, due March 2007 ..............           419           469
  Equipment term loan, 4.67% fixed, due December 2007 ...........           276           298
  Equipment term loan, libor + 3.25%, due April 2008 ............           142            --
                                                                   ------------  ------------
         Sub total ..............................................        14,813        12,390
  Subordinated secured promissory note, prime rate, due July 2004           425           596
  Subordinated promissory note, non-interest bearing,
     due February 2005 ..........................................           198           261
                                                                   ------------  ------------
                                                                         15,436        13,247
Other
  Loans payable
     Revolving credit facility, prime + 0.50% or
       Libor + 3.25%, due April 2005 ............................         2,300           500
     Term loan, 7% fixed, due April 2005 ........................         1,836         2,317
     Promissory note, non-interest bearing, due December 2004 ...           236            --
                                                                   ------------  ------------
         Sub total ..............................................         4,372         2,817
  Capital lease obligations, 12.18% fixed , due December 2004 ...           808         1,066
                                                                   ------------  ------------
                                                                          5,180         3,883
                                                                   ------------  ------------

         Total ..................................................  $     20,616  $     17,130
                                                                   ============  ============

Further information regarding loans payable is provided below:

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

Textile Products

      Revolving Credit Facility. The Company's Brookwood subsidiary has a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association (the "Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base, as defined in the agreement. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement has a maturity date of January 2, 2004, bears interest at Brookwood's option of prime + 0.25% (4.50% at June 30, 2003) or Libor plus 3.00%, contains various covenants, including maintenance of certain financial ratios, restrictions on payment of dividends and repayment of debt or cash transfers to the Company. The outstanding balance at June 30, 2003 was $12,451,000.

      Cash dividends and tax sharing payments to the Company are contingent upon Brookwood's compliance with the covenants contained in the Key Credit Agreement. Brookwood was not in compliance with its minimum net income covenant at December 31, 2002. Brookwood obtained a waiver for this violation from the lender and believes it will be in compliance with all of its covenants for 2003. The Key Credit Agreement does not contain a minimum net income covenant for 2003. At June 30, 2003, Brookwood was in compliance with its loan covenants.

      As of June 30, 2003, Brookwood had approximately $3,090,000 of borrowing base availability.

      Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. This facility bears interest at Brookwood's option of prime plus 1.00% (5.25% at June 30, 2003) or Libor plus 3.25%. Brookwood has borrowed $1,000,000 under this facility.

      Equipment Credit Facility and Term Loans. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. In April 2003, Brookwood borrowed $142,000 at libor + 3.25% due April 2008. Brookwood has $638,000 availability under this facility. The outstanding balance at June 30, 2003 was $1,362,000.

      The outstanding balance of the combined Key Bank credit facilities at June 30, 2003 was $14,813,000.

      Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.25% at June 30, 2003), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at June 30, 2003 was $425,000.

      Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is being fully amortized over 36 months and has a maturity date of February 2005. The outstanding balance at June 30, 2003 was $198,000.

      The Brookwood revolving and acquisition facilities, with a combined balance of $13,451,000 at June 30, 2003, mature in January 2004. The Company intends to extend or refinance these facilities prior to their maturity.

Other

      Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility").

      The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 2005. The interest rate is 4.75% at June 30, 2003. The Company borrowed an additional $800,000 under the facility in March 2003 and $1,000,000 in June 2003 and therefore had $1,700,000 of unused borrowing capacity at June 30, 2003. The Company borrowed an additional $500,000 in July 2003 in connection with the acquisition of treasury stock. The outstanding principal balance on the revolving credit facility at June 30, 2003 was $2,300,000.

      Term loan proceeds were used in part to repay a $1,500,000 convertible loan from a stockholder. The term loan bears interest at a fixed rate of 7%, matures April 2005 and is fully amortizing requiring a monthly payment of $92,631. The outstanding principal balance of the term loan at June 30, 2003 was $1,836,000.

      Amended and Restated Credit Agreement. On July 28, 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the "Amended and Restated Credit Agreement"). The facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 term loan ("Special Purpose Term Loan") are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 6. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and requires a monthly payment of $48,365. The proceeds of the new $5,000,000 credit facility ("Special Purpose Credit Facility") are restricted and must be used solely to pay a portion of the litigation judgment in the Gotham Partners
v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12. The Special Purpose Credit Facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly.

      Proceeds of the two new facilities must be drawn down prior to August 26, 2003. The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company's major investments.

      Collateral for the Term Loan and Revolving Credit Facility and the Amended and Restated Credit Agreement is 300,397 HRP limited partner units. The credit agreements contain various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company was in compliance with its loan covenants under the Term Loan and Revolving Credit Facility and Amended and Restated Credit Agreement for all interim periods during 2003.

      Promissory Note. In connection with the settlement of a lawsuit regarding the Company's former Embassy Suites hotel in Oklahoma City, Oklahoma, the Company issued a non-interest bearing promissory note in June 2003, in the amount of $250,000 payable in equal monthly installments over 18 months. The outstanding balance at June 30, 2003 was $236,000.

      Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding principal balance at June 30, 2003 was $808,000.

NOTE 5 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

      The Company has an issue of 10% Collateralized Subordinated Debentures ("10% Debentures") outstanding due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes a pro-rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue, and is being amortized over its term. As a result, the effective interest rate is 8.9%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are detailed below (in thousands):

                                                      JUNE 30,     DECEMBER 31,
                DESCRIPTION                             2003           2002
  --------------------------------------------      ------------   ------------
10% Debentures (face amount) ....................   $      6,468   $      6,468
Unamortized gain, net of accumulated amortization            130            157
                                                    ------------   ------------

      Totals ....................................   $      6,598   $      6,625
                                                    ============   ============

NOTE 6 -- SEPARATION AGREEMENT

      In 1999, the Company entered into a separation agreement (the "Separation Agreement") with a former officer and director. The Separation Agreement provided that a former officer and director and related trust exchange their 24% stock ownership in the Company for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in the former Hallwood Energy Corporation ("Former HEC"), all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination in certain circumstances. The Separation Agreement obligation of $3,750,000 and $4,000,000 at June 30, 2003 and December 31, 2002, respectively, represents the estimated future cash payments to the trust through the period ending December 2004. The Company has an option to extinguish the future cash payments at any time prior to December 2004 upon the payment of $3,000,000.

      As discussed in Note 4, the Company entered into an Amended and Restated Credit Agreement in July 2003, which provides for a Special Purpose Term Loan in the amount of $3,000,000 to be used to exercise the aforementioned option. The Company anticipates recording a debt extinguishment gain to the extent that the carrying amount of the Separation Agreement obligations at the time of exercise exceeds the $3,000,000 exercise price.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

      A summary of the income from discontinued hotels operations for the three months and six months ended June 30, 2002 is detailed below (in thousands):

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30, 2002       JUNE 30, 2002
                                              ------------------   ----------------
Revenue and Gain from Disposition
  Gain from extinguishment of debt ........   $            3,237   $          5,789
  Sales ...................................                   67                282
                                              ------------------   ----------------
                                                           3,304              6,071
Expenses
  Deferred federal income tax expense .....                  925              1,800
  Operating expenses ......................                   66                323
  Interest expense ........................                   46                183
  Litigation and other disposition costs ..                    9                 31
                                              ------------------   ----------------
                                                           1,046              2,337
                                              ------------------   ----------------

  Income from discontinued hotel operations   $            2,258   $          3,734
                                              ==================   ================

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

      The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000, payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters.

NOTE 8 -- DEFERRED REVENUE - NONCOMPETITION AGREEMENT

      In March 2001, the Company agreed to sell its investment in Former HEC, which represented the Company's former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. ("Pure"). The Company received $18,000,000 for its shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

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

      The Company began amortizing the deferred revenue from the noncompetition agreement amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $604,000 and $1,208,000 in each of the three month and six month periods ended June 30, 2003 and 2002, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 9 -- INCOME TAXES

      Following is a schedule of the income tax expense (benefit) (in thousands):

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30,                 JUNE 30,
                              ------------------------   --------------------
                                 2003          2002        2003        2002
                              ----------    ----------   --------    --------
Continuing Operations
  Federal expense (benefit)
    Deferred ..............   $   (3,147)   $      520   $ (2,751)   $  1,086
    Current ...............           25            11         54          23
                              ----------    ----------   --------    --------

      Sub-total ...........       (3,122)          531     (2,697)      1,109

  State expense ...........          236            85        399         245
                              ----------    ----------   --------    --------

      Total ...............   $   (2,886)   $      616   $ (2,298)   $  1,354
                              ==========    ==========   ========    ========

Discontinued Operations
  Federal expense
    Deferred ..............           --    $      925         --    $  1,800
                              ==========    ==========   ========    ========

      The deferred tax asset (net of valuation allowance) was $6,972,000 at June 30, 2003 and $4,221,000 at December 31, 2002. The deferred tax asset arises principally from the anticipated utilization of the Company's net operating loss carryforwards ("NOLs") and tax credits from the implementation of various tax planning strategies, which include an anticipated gain from the potential sale of the HRP limited partner units and projected income from operations. As a result of the appreciation in market value of the HRP limited partner units as of June 30, 2003, management determined that the valuation allowance related to the deferred tax asset should be reduced to reflect the anticipated increase in utilization of NOLs. Accordingly, the Company recorded a deferred tax benefit of $3,147,000 in the 2003 second quarter.

      State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 10 -- SUPPLEMENTAL DISCLOSURES TO THE CONDENSED CONSOLIDATED STATEMENTS OF
           CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                 DESCRIPTION                                              2003        2002
    -------------------------------------------                         --------    --------
Supplemental schedule of non-cash investing and financing activities:
    Additional investment in HRP pursuant to litigation settlement ..   $  2,988          --
    Issuance of promissory note in litigation settlement ............        250          --

    Hotel assets and liabilities relinquished in connection with debt extinguishment:
          Loan payable ..............................................         --    $ 11,609
          Other liabilities, net ....................................         --         837
          Hotel properties ..........................................         --      (6,552)
          Deferred tax asset ........................................         --      (1,800)
                                                                        --------    --------
                                                                              --    $  4,094
                                                                        ========    ========
    Pro rata share of partners' capital transactions from equity investment in HRP:
       Amortization of interest rate swap ...........................   $    (27)   $    (29)
       Exercise of stock options ....................................        (23)         --

Supplemental disclosures of cash payments:
    Interest paid ...................................................   $    784    $    988
    Income taxes paid (refunded) ....................................        711        (184)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 11 -- COMPUTATION OF INCOME PER SHARE

            The following table reconciles the Company's income from continuing operations to income from continuing operations available to common stockholders - assuming dilution, and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   --------------------    --------------------
               DESCRIPTION                           2003        2002        2003        2002
------------------------------------------------   --------    --------    --------    --------
INCOME AVAILABLE TO COMMON STOCKHOLDERS
Income from continuing operations ..............   $    831    $  1,142    $  2,184    $  2,458
Less cash dividend on preferred stock ..........        (50)        (50)        (50)        (50)
Interest expense (net of tax) of assumed loan
  conversion ...................................         --          --          --          28
                                                   --------    --------    --------    --------
Income from continuing operations available to
  common stockholders - assuming dilution ......   $    781    $  1,092    $  2,134    $  2,436
                                                   ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic ..........................................      1,361       1,361       1,361       1,361
Potential shares from assumed exercise of
  stock options ................................        125          --          54          --
Potential repurchase of shares from stock option
  proceeds .....................................        (87)         --         (43)         --
Potential shares from assumed loan conversion ..         --          --          --         109
                                                   --------    --------    --------    --------

Assuming dilution ..............................      1,399       1,361       1,372       1,470
                                                   ========    ========    ========    ========

NOTE 12 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

      Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2002.

      Litigation. In June 1997, an action was filed against the Company, HRP, the general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Delaware Court of Chancery, styled Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P., et al (C.A. No.15754). The action alleged claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company was alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to the Company in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment was modified or reversed on appeal. Oral arguments before the Delaware Supreme Court were heard in February 2002, and a rehearing en banc was held in March

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

2002. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, the Company is required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiffs $3,000,000 in attorneys' fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. The $6,750,000 judgment amount plus interest due is to bear interest at the statutory rate of 7% until paid.

      As discussed in Note 4, the Company entered into an Amended and Restated Credit Agreement in July 2003, which provides a Special Purpose Credit Facility in the amount of $5,000,000. Proceeds of the facility are to be used to pay a portion of the litigation judgment.

      In April 2003, an action was filed against HRP's general partner, Hallwood Realty (the "General Partner"), its directors and HRP as nominal defendant by High River Limited Partnership ("High River"), which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action challenges the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claims in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15% or more of the units of HRP, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer. The parties are proceeding with discovery. Trial is scheduled for September 2, 2003.

      In April 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP's Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner's recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner's recommendations and conclusions with respect thereto, and damages. This matter has been coordinated with the High River case and is therefore also scheduled for trial on September 2, 2003.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

      Contingencies. The Company has committed to make additional contributions to the capital of Hallwood Realty, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription agreement, to the extent Hallwood Realty has insufficient capital to satisfy creditors of HRP. No such demands have been made.

      In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement. The contingent obligation, in the amount of $4,000,000 at December 31, 2002, was the estimated value of the remaining payments under the Separation Agreement. In December 2001 the Company evaluated the contingent obligation and accrued an additional $500,000 under this agreement, which was paid in 2002. Similarly, the Company reevaluated the obligation at December 2002, and determined that a further cost of $1,000,000 should be accrued, which is expected to be paid in 2003 and 2004. The Company has an option to extinguish the future cash payments at any time prior to its expiration in December 2004 upon payment of $3,000,000. See Note 6.

      Further additional capital investments in HEC may be required. Depending upon the timing of the investments, an additional borrowing under the Company's revolving credit facility may be required.

      In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of 36 monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. As of June 30, 2003, no amounts have been paid or were owed in relation to the contingency payments.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 13 -- SEGMENT AND RELATED INFORMATION

      The following represents the Company's reportable segment operations for the six months ended June 30, 2003 and 2002, respectively (in thousands):

                                        REAL      TEXTILE                 DISCONTINUED    CONSOL
                                       ESTATE     PRODUCTS      OTHER      OPERATIONS     -IDATED
                                      --------    ---------    --------   ------------   --------
SIX MONTHS ENDED JUNE 30, 2003
Total revenue from external sources   $  2,051    $  49,065    $  2,021                  $ 53,137
                                      ========    =========    ========                  ========

Operating income (loss) ...........   $ (2,425)   $   2,581                              $    156
                                      ========    =========
Unallocable (loss), net ...........                            $   (270)                     (270)
                                                               ========                  --------
Loss from continuing operations
    before income taxes ...........                                                      $   (114)
                                                                                         ========

SIX MONTHS ENDED JUNE 30, 2002
Total revenue from external sources   $  3,429    $  44,475    $  2,337                  $ 50,241
                                      ========    =========    ========                  ========

Operating income ..................   $  2,526    $   1,283                              $  3,809
                                      ========    =========
Unallocable income, net ...........                            $      3                         3
                                                               ========                  --------
Income from continuing operations
    before income taxes ...........                                                      $  3,812
                                                                                         ========
Income from discontinued operations                                       $      3,734   $  3,734
                                                                          ============   ========

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

NOTE 15 -- SUBSEQUENT EVENT

      In August 2003, the Company completed the purchase of 35,000 of its common shares in a private transaction for approximately $604,000. The shares will be recorded as treasury stock in the third quarter.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      The Company reported net income of $831,000 for the second quarter ended June 30, 2003, compared to $3,400,000 in 2002. Net income for the six month periods was $2,184,000 and $6,760,000, respectively.

      Income from continuing operations was $831,000 for the second quarter of 2003, compared to $1,142,000 in 2002. Revenue from continuing operations was $25,782,000 in the second quarter of 2003, compared to $25,887,000 in 2002. Income and revenue from continuing operations for the six months in 2003 were $2,184,000 and $53,137,000, compared to income and revenue of $2,458,000 and $50,241,000 in 2002, respectively.

      Fee income from real estate operations has remained consistent in recent years, with an occasional spike in lease fees due to the execution of a large lease or development fee due to completion of a major project. Correspondingly, during the same period expenses have been fairly steady, except for the litigation expense in 2001 and 2003. Cash flow from operations, excluding the litigation expense, was $3.8 million, $4.5 million and $4.7 million, respectively, for the three years ended December 31, 2002. Future cash flows are largely dependent on the leasing, development and management activities of the Company's subsidiaries on behalf of HRP. As discussed in Note 12, the Company continues to face litigation risk related to its real estate operations. An adverse ruling could impact the Company's general partner and limited partner ownership interests and disrupt the Company's cash flow stream.

      Textile products sales continues to experience severe competitive pressures from low-cost imports. This industry has been in decline in the United States; however, Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan. The ongoing enterprise value of Brookwood is contingent on its ability to adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained.

      The textile products business is not interdependent with any of the Company's other business operations. The Company does not guarantee the Brookwood bank debt and is not obligated to contribute additional capital. If the textile products business were to deteriorate, creditors could look only to Brookwood's assets for the satisfaction of its obligations.

      The Company invested $3,500,000 in HEC during 2002 and an additional $1,051,000 (including $139,000 in July 2003) in July 2003. HEC is presently in the development stage, having drilled and completed nine test wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC.

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

REAL ESTATE

      The real estate segment reported losses of $3,564,000 for the second quarter of 2003 and $2,425,000 for the six month period of 2003, compared to income of $1,262,000 and $2,526,000 in 2002, respectively.

      Revenues. Fee income of $1,151,000 for the 2003 second quarter decreased by $212,000, or 16%, compared to $1,363,000 in 2002. Fee income of $2,398,000 for the 2003 six month period decreased by $84,000, or 3%, compared to $2,482,000 in 2002. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to HRP and various third parties. The decreases were due primarily to lower leasing and construction supervision fees in the 2003 periods.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Equity income (loss) from investments in HRP represents the Company's pro rata share of net income (loss) reported by HRP, adjusted for the elimination of intercompany profits. For the 2003 second quarter, the Company reported an equity loss of $663,000, compared to income of $414,000 in 2002. For the 2003 six months, the equity loss was $347,000, compared to income of $947,000 in 2002. The decreases resulted principally from HRP's litigation costs and other costs associated with a tender offer for the HRP limited partner units by High River in 2003.

      Expenses. Litigation expense of $3,602,000 in the 2003 second quarter represents the interest component of the judgment in the Gotham Partners, L.P.
v. Hallwood Realty Partners, L.P. et al matter discussed in Note 12, net of the Company's pro rata share of that amount which is expected to be recorded as income by HRP, and the Company's share of attorneys' fees payable by HRP to plaintiff's attorneys expected to be recorded as an expense by HRP.

      Administrative expenses of $282,000 decreased by $65,000, or 19%, in the 2003 second quarter, compared to $347,000 in 2002. For the six months, the decrease was $29,000 to $538,000, from $567,000 in 2002. The decreases were primarily attributable to the payments of commissions associated with leasing income.

      Amortization expense of $168,000 for the second quarter and $336,000 for the six months in both the 2003 and 2002 periods related to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights, which is being amortized over a ten-year period ending in October 2003. At June 30, 2003, there was $224,000 of unamortized investment remaining.

TEXTILE PRODUCTS

      The textile products segment reported income of $1,693,000 and $2,581,000 for the second quarter and six month periods of 2003, compared to $776,000 and $1,283,000 in 2002, respectively.

      Revenue. Sales of $24,266,000 increased $1,335,000, or 6%, in the 2003 second quarter, compared to $22,931,000 in the 2002 second quarter. The comparative six months sales increased by $5,313,000, or 12%, to $49,065,000 from $43,752,000 in the 2002 period. The increase was principally due to additional sales of specialty fabric to U.S. military contractors.

      During 2000, Brookwood formed Strategic Technical Alliance ("STA"), a 50-50 joint venture, with an unrelated third party that is also in a textile-related industry. STA acquired the 50% ownership interest not owned by Brookwood in September 2002. Accordingly, STA became a wholly owned subsidiary in September 2002. Prior to the acquisition, Brookwood utilized the equity method of accounting for its investment in STA. Brookwood's equity income from STA was $149,000 and $723,000 in the 2002 second quarter and six month periods, respectively.

      Expenses. Cost of sales of $18,873,000 decreased by $278,000, or 1%, in the 2003 second quarter, compared to $19,151,000 in the 2002 second quarter. The decrease in cost of sales was principally the result of the sale of higher margin products. For the six months, the cost of sales increased by $1,879,000, or 5%, to $39,083,000 in 2003 from $37,204,000 in 2002. The increase was attributable to the increased sales. The higher gross profit margin for the 2003 second quarter (22.2% versus 16.5%) and the six month periods (20.3% versus 15.0%) resulted from the sales increase of specialty fabric to military contractors.

      Administrative and selling expenses of $3,517,000 increased by $572,000 in the 2003 second quarter, compared to $2,945,000 for the 2002 period. For the six months, administrative and selling expenses increased $1,455,000, or 26%, to $7,069,000 from $5,614,000 in 2002. The increases were primarily attributable to royalties incurred in 2003 to the Company's former joint venture partner in STA and payroll.

      Interest expense of $183,000 decreased by $25,000, or 12%, for the 2003 second quarter, compared to $208,000 in 2002. For the six months, interest expense of $332,000 decreased by $42,000, or 11%, from $374,00 for the comparable 2002 period. The decreases were principally due to lower interest rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

      The other segment reported a loss of $184,000 for the second quarter of 2003, compared to a loss of $280,000 in 2002. For the six months, the other segment reported a loss of $270,000, compared to income of $3,000 in 2002.

      Revenue. Amortization of deferred revenue was $604,000 and $1,208,000 in both the 2003 and 2002 second quarter and six month periods, respectively, and is attributable to the noncompetition fee received in connection with the sale of the Company's investment in Former HEC. The original $7,250,000 cash payment is being amortized over a three year period which began June 2001.

      Hotel revenue, which relates entirely to the leased Guest House Suites Plus hotel in Huntsville, Alabama, was $367,000 in the 2003 second quarter and $704,000 for the six months, compared to $458,000 and $898,000 in the comparable 2002 periods. The 22% decrease in 2003 was attributable to reduced occupancy, partially offset by an increased average daily rate. Revenues have been adversely impacted by a general downturn in the hotel industry and increased competition in the local market.

      Equity income from investment in HEC in the amount of $56,000 for the 2003 second quarter and $107,000 for the six months relates to the Company's pro rata share of income from HEC's operations, compared to equity losses of $36,000 and $77,000, respectively, in the comparable 2002 periods.

      Interest and other income decreased to $1,000 for the 2003 second quarter, compared to $4,000 in 2002. For the six months, interest and other income was $2,000 in 2003, compared to $308,000 in 2002. The decrease was principally attributable to a gain of $296,000 from the exercise of an option and related sale of a marketable security in the 2002 first quarter.

      Expenses. Administrative expenses of $521,000 for the 2003 second quarter decreased by $71,000, or 12%, from $592,000 in 2002. For the six months, administrative expenses decreased by $25,000 to $949,000 from $974,000 in 2002. The decreases are primarily due to reduced professional fees.

      Interest expense in the amount of $220,000 for the 2003 second quarter decreased by $5,000 from $225,000 in 2002. For the six months, interest expense decreased by $7,000 to $423,000 from $430,000 in 2002. The decreases were primarily due to the repayment of the stockholder loan in 2002, partially offset by borrowings under the Term Loan and Revolving Credit Facility.

      Hotel expenses, which include operating expenses, depreciation and interest costs were $471,000 for the 2003 second quarter, which decreased by $22,000, or 4%, compared to $493,000 in 2002. For the six months, hotel expenses decreased by $11,000 to $919,000 from $930,000 in 2002. The decreases were principally due to lower repairs and maintenance.

INCOME TAXES

      Income taxes relating to continuing operations was a net benefit of $2,886,000 for the 2003 second quarter, compared to an expense of $616,000 in 2002. The 2003 quarter included a $3,147,000 non cash federal deferred benefit, a $25,000 federal current charge and $236,000 for state taxes. The non-cash federal deferred benefit in 2003 is principally due a reduction in the valuation allowance related to the deferred tax asset, attributed to the increased value of the HRP limited partner units and the increase in anticipated gain from the potential sale of the units. The 2002 quarter included a $520,000 non cash federal deferred charge, a $11,000 federal current charge and $85,000 for state taxes. Income taxes was a net benefit of $2,298,000 for the 2003 six month period, compared to an expense of $1,354,000 in 2002. The six months in 2003 included a deferred tax benefit of $2,751,000, a $54,000 federal current charge and $399,000 for state taxes. The 2002 six month amount included a non-cash deferred tax charge of $1,086,000, a federal current charge of $23,000 and state tax expense of $245,000. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

      As of June 30, 2003, the Company had approximately $78,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $20,500,000 of the NOLs prior to their ultimate expiration in the year 2020.

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

DISCONTINUED OPERATIONS - HOTELS

      In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations (apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and has been classified as an asset held for use) have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three month and six month periods ended June 30, 2002 are presented below (in thousands):

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30, 2002       JUNE 30, 2002
                                              ------------------   ----------------
Revenue and Gain from Disposition
  Gain from extinguishment of debt ........   $            3,237   $          5,789
  Sales ...................................                   67                282
                                              ------------------   ----------------
                                                           3,304              6,071
Expenses
  Deferred federal income tax expense .....                  925              1,800
  Operating expenses ......................                   66                323
  Interest expense ........................                   46                183
  Litigation and other disposition costs ..                    9                 31
                                              ------------------   ----------------
                                                           1,046              2,337
                                              ------------------   ----------------

  Income from discontinued hotel operations   $            2,258   $          3,734
                                              ==================   ================

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

      Sales of $67,000 in the 2002 second quarter and $282,000 in the six month period were principally attributable to the GuestHouse Suites hotel in Greenville, South Carolina, prior to its disposition in June 2002.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Expenses. Operating expenses of $66,000 in the 2002 second quarter and $323,000 for the six months and interest expense of $46,000 for the 2002 second quarter and $183,000 for the six months related to the Greenville hotel prior to its disposition. The litigation and other disposition costs principally relate to legal fees and other expenses in connection with the disposition and resolution of two litigation matters discussed below.

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

INVESTMENT IN HALLWOOD ENERGY CORPORATION

      The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC's net income (loss), stockholders' equity transactions and comprehensive income
(loss) adjustments, if any.

      The Company invested $3,500,000 in HEC during 2002 and an additional $1,051,000 in 2003 (including $139,000 in July 2003). HEC is presently in the development stage, having drilled nine test wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales from three of the nine wells in February 2003. Currently, eight wells are producing and one well has been temporarily abandoned. Aggregate production, including royalty owner share and minor working interest participation, rose to 3.0 million cubic feet of gas per day during the first week of May 2003, and was approximately 2.6 million cubic feet of gas per day at August 8, 2003. The reduction in production is due in part to the natural decline experienced in Barnett Shale wells, coupled with a temporary slow down in drilling activity between May and July 2003.

      In addition to the above, HEC has drilled the Worthington #1 which will serve as a Texas Railroad Commission Class 1 disposal well and will be used to accommodate disposed water for HEC as well as third parties. Additional operations in progress at July 31, 2003 include the drilling of two additional Barnett Shale wells. HEC anticipates completion operations to commence on these properties by the middle of August 2003.

      HEC currently plans to drill between 10 and 20 wells during the balance of 2003; however, this number may vary based upon a variety of operational and economic conditions. Whether HEC drills 10 or 20 additional wells this year, additional capital will be required. HEC currently anticipates that it will solicit equity contributions from its shareholders in combination with secured borrowings to meet its capital requirements. Depending on the level of borrowings, coupled with the ultimate level of well development activity, HEC may request from its shareholders additional equity contributions over the next six to eight months of approximately $5,000,000. Based on the Company's current ownership percentage, if approved by the Company's board of directors, its equity contribution may total approximately $1,400,000.

      HEC holds oil and gas leases covering approximately 34,500 gross and 30,300 net acres of undeveloped leasehold, predominantly in Johnson County, Texas as of July 31, 2003.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to critical accounting policies identified and set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      A summary of the fees earned from HRP is detailed below (in thousands):

                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                      JUNE 30,             JUNE 30,
                                --------------------   ----------------
                                  2003        2002      2003      2002
                                --------    --------   ------    ------
Property management fees ....   $    512    $    520   $  998    $  994
Leasing fees ................        305         464      690       690
Asset management fees .......        151         154      303       309
Construction supervision fees        113         128      297       385
                                --------    --------   ------    ------

  Total .....................   $  1,081    $  1,266   $2,288    $2,378
                                ========    ========   ======    ======

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

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30,             JUNE 30,
                                           --------------------   ----------------
                                             2003        2002      2003      2002
                                           --------    --------   ------    ------
Consulting fees ........................   $    199    $    199   $  398    $  398
Office space and administrative services         25          22       50        41
                                           --------    --------   ------    ------

  Total ................................   $    224    $    221   $  448    $  439
                                           ========    ========   ======    ======

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

      HEC. The Company invested $3,500,000 in HEC during 2002 and an additional $1,051,000 in 2003 (including $139,000 in July 2003). HEC is a private energy company. The Company owns approximately 28% of HEC and

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC.

      Brookwood. During 2000, Brookwood formed STA with an unrelated third party that is also in a textile-related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 note bearing interest at the prime rate and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. Brookwood reported sales to STA of $4,516,000 and $8,981,000 for the three month and six month periods ended June 30, 2002, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2003 (in thousands):

                                               PAYMENTS DUE DURING THE YEAR ENDING DECEMBER 31,
                                   ----------------------------------------------------------------------
                                    2003*     2004      2005      2006      2007     THEREAFTER    TOTAL
                                   -------   -------   -------   -------   -------   ----------   -------
CONTRACTUAL OBLIGATIONS
  Long term debt
    Term Loan and Revolving
      Credit Facility ..........   $   499   $ 1,052   $ 2,585   $    --   $    --   $       --   $ 4,136
    Loan Payable ...............        83       153        --        --        --           --       236
    10% Debentures (face amount)        --        --     6,468        --        --           --     6,468
    Loans payable (Brookwood) ..       430    14,238       413       209       125           21    15,436
  Capital lease obligations ....       264       544        --        --        --           --       808
  Separation Agreement .........       250     3,500        --        --        --           --     3,750
  Operating leases .............       561     1,076       834       653       538        1,614     5,276
                                   -------   -------   -------   -------   -------   ----------   -------

      Total ....................   $ 2,087   $20,563   $10,300   $   862   $   663   $    1,635   $36,110
                                   =======   =======   =======   =======   =======   ==========   =======

                                                       AMOUNT OF COMMITMENT EXPIRATION
                                                     DURING THE YEAR ENDING  DECEMBER 31,
                                   ----------------------------------------------------------------------
                                    2003*     2004      2005      2006      2007     THEREAFTER    TOTAL
                                   -------   -------   -------   -------   -------   ----------   -------
COMMERCIAL COMMITMENTS
  Employment contracts .........   $   200   $   200   $    50        --        --           --   $   450
  Letters of credit ............       459        --        --        --        --           --       459
                                   -------   -------   -------   -------   -------   ----------   -------

    Total ......................   $   659   $   200   $    50        --        --           --   $   909
                                   =======   =======   =======   =======   =======   ==========   =======

--------------------------
      *     For the six months ending December 31, 2003.

      The Company's Term Loan and Revolving Credit Facility and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Term Loan and Revolving Credit Facility (and the Amended and Restated Credit Agreement signed in July 2003) requires a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood's credit agreement requires compliance with various loan covenants and financial ratios, principally a debt service coverage ratio and a debt to equity ratio.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The principal ratios, as defined in the respective agreements, as of the end of the first and second quarters in the year ended December 31, 2003 and as of December 31, 2002 are provided below (dollar amount in thousands):

                                                                 JUNE 30,   MARCH 31,   DECEMBER 31,
         DESCRIPTION                     REQUIREMENT               2003       2003          2002
----------------------------   -------------------------------   --------   ---------   ------------
TERM LOAN AND REVOLVING
CREDIT FACILITY
   Net cash flow, as defined   must exceed $3,400.............   $  6,967   $   5,995         $5,941
   Debt service coverage       must exceed 1.2 to 1.0.........       1.96        1.77           2.01
   Senior leverage             must be less than 2.5 to 1.0...       1.81        1.45           1.53
   Collateral value coverage   must exceed 200% of loan
                                 balance......................        733%        769%           877%

      The Company was in compliance with its loan covenants under the Term Loan and Revolving Credit Facility and Amended and Restated Credit Agreement for all interim periods in 2003.

                                                                        JUNE 30,   MARCH 31,   DECEMBER 31,
         DESCRIPTION                           REQUIREMENT                2003       2003          2002
----------------------------        ---------------------------------   --------   ---------   ------------
BROOKWOOD CREDIT AGREEMENT
   Minimum net income, as defined   must exceed $1,500 ytd 12/31/02           --          --   $      1,436
   Debt service coverage            must exceed 1.25 to 1.00.........       2.06        2.22           1.91
   Debt to equity                   must be less than 45% in 2003;
                                    50% in 2002......................         43%         40%            39%

      Brookwood was in compliance with its loan covenants for all interim periods during 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income for the year ended December 31, 2002 was $1,436,000. Brookwood obtained a waiver for this violation from the lender. The Key Credit Agreement does not contain a minimum net income covenant for 2003. Brookwood was in compliance with its covenants as of June 30, 2003, and believes that it will be in compliance with its covenants for calendar 2003.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash position increased by $2,109,000 during the 2003 six month period to $3,486,000 as of June 30, 2003. The primary sources of cash were $3,186,000 provided by financing activities and $295,000 provided by operating activities. The primary uses of cash were an additional investment of $912,000 in HEC and $460,000 for textile products equipment.

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

      The Company's textile products segment generates funds from the dyeing, printing and laminating of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities. At June 30, 2003, Brookwood had approximately $3,090,000 of unused borrowing capacity on its revolving line of credit facility. In the year ended December 31, 2002 and six month period ended June 30, 2003, Brookwood paid $250,000 and $500,000, respectively to the Company under its tax sharing agreement but no cash dividends. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood's compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for all interim periods in 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income was $1,436,000. Brookwood obtained a waiver for this violation from the lender. The loan does not contain a minimum net income covenant for 2003. Brookwood was in compliance with its covenants as of June 30, 2003, and believes that it will be in compliance with its covenants for the balance of calendar 2003.

      The Brookwood revolving and acquisition facilities, with a combined balance of $13,451,000 at June 30, 2003, mature in January 2004. Brookwood intends to extend or refinance these facilities prior to their maturity.

      In March 2002, the Company and its HWG, LLC subsidiary entered into the $7,000,000 Credit Agreement with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility"). The term loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company was in compliance with the loan covenants at June 30, 2003. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and $2,300,000 in 2003 (including $500,000 in July 2003), and therefore has $1,200,000 of unused borrowing capacity.

      In July 2003, the Company and HWG, LLC entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the "Amended and Restated Credit Agreement"). The facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 term loan ("Special Purpose Term Loan") are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 6. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and requires a monthly payment of $48,365. Proceeds of the new $5,000,000 credit facility ("Special Purpose Credit Facility") are also restricted and must be used solely to pay a significant portion of the judgment in the Gotham Partners v. Hallwood Realty Partners, L.P., et al litigation matter discussed in Note 12. The Special Purpose Credit Facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Proceeds of the two new facilities must be drawn down prior to August 26, 2003. The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company's major investments.

      In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,988,000. The court's judgment was not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, with a portion of the proceeds from the sale of its Hallwood Energy investment, the Company paid HRP $6,405,000, including post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. As further discussed in Note 12, the Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, the Company is required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiffs $3,000,000 in attorneys' fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. The $6,750,000 judgment amount plus interest due is to bear interest at the statutory rate of 7% until paid. The Company anticipates making a $5,000,000 payment against the obligation in August 2003 with proceeds from the Special Purpose Credit Facility.

      In accordance with the Separation Agreement, the Company has an obligation to pay a trust affiliated with a former officer and director 20% of the net cash flow from the Company's real estate activities, up to $500,000 per year. These future cash payments are subject to termination in certain circumstances. The Company has an option to extinguish the future cash payments at any time prior to its expiration in December 2004 upon the payment of $3,000,000. The Amended and Restated Credit Agreement provides for a Special Purpose Term Loan to be used to exercise the option.

      In February 2000, Brookwood acquired the assets of a company in a textile products-related industry. The purchase price was $1,450,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement.

      Future additional capital investments in HEC may be required. Depending upon the timing of the investment, an additional borrowing under the Company's revolving credit facility may be required.

      The Company's ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. The Company's performance will also be affected by prevailing economic conditions and the resolution of pending legal matters. Many of these factors are beyond the Company's control. If future cash flows and capital resources are insufficient to meet the Company's debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facilities or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. The Company believes it can generate sufficient revenues and/or borrow on its credit facilities to meet its liquidity needs. See Notes 4 and 5 to the Company's consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In the interest of providing stockholders and debentureholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to the Company's market risks during the quarter ended June 30, 2003.

      The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of June 30, 2003, the Company's total outstanding loans and debentures payable of $27,084,000 were comprised of $10,766,000 of fixed rate debt and $16,318,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $271,000, assuming that outstanding debt remained at current levels.

      The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of June 30, 2003, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

ITEM 4. CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

      Controls and procedures. It is the conclusion of the Company's principal executive officer and principal financial officer that the Company's disclosure controls (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Quarterly Report, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item

1     Legal Proceedings

      Reference is made to Note 12 to the Company's condensed consolidated financial statements included within this Form 10-Q.

2     Changes in Securities                                                 None

3     Defaults upon Senior Securities                                       None

4     Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 14, 2003, stockholders voted on one proposal:

      (a)   To elect one director to hold office for three years:

             Nominee Director                 Votes For         Withheld
             ----------------                 ---------         --------
            Anthony J. Gumbiner               1,305,783            1,258

5     Other Information

            On May 1, 2003, High River Limited Partnership, an affiliate of Carl
      C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, management, the board of directors of Hallwood Realty, and certain professional advisors evaluated the offer and advised unitholders to reject the offer as inadequate. The unsolicited tender offer has subsequently been extended to September 5, 2003.

            On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP has engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn is interested in participating in that process, he should contact Morgan Stanley.

            The board of directors of Hallwood Realty has authorized its advisors to continue its evaluation of potential alternatives to the tender offer, including, without limitation, to initiate discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the Hallwood Realty board believes would be in the best interest of all partners. Such transaction may include, without limitation, an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP of any of its subsidiaries. There can be no assurance, however, that HRP will be able to generate interest in any such transaction.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

6     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.19 Amended and Restated Credit Agreement, dated as of July 28,
                  2003, among HWG, LLC, as the Borrower, The Hallwood Group Incorporated, as Parent Guarantor, First Bank, as Administrative Agent and the Financial Institutions now or hereafter parties thereto, as the Lenders, regarding a $3,000,000 Term A Loan, $3,000,000 Special Purpose Advance Term Loan, $4,000,000 Revolving Credit Facility and a $5,000,000 Special Purpose Advance Loan, filed herewith.

            31.1  Certification of the Chief Executive Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

            31.2  Certification of the Chief Financial Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

            32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

      (b)   Reports on Form 8-K

                  Dated May 16, 2003 - On May 15, 2003 The Hallwood Group Incorporated issued a press release regarding its results of operations for the first quarter ended March 31, 2003. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended).

                  Dated July 11, 2003 - On July 8, 2003 the Delaware Court of Chancery issued its decision after remand from the Delaware Supreme Court in the litigation captioned, Gotham Partners, L.P. vs Hallwood Realty Partners, L.P., et al.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE HALLWOOD GROUP INCORPORATED



Dated: August 14, 2003        By:               /s/ Melvin J. Melle
                                  ----------------------------------------------
                                          Melvin J. Melle, Vice President
                                   (Principal Financial and Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                     DESCRIPTION
    ------                 -----------------------------------------------------
     10.19                 Amended and Restated Credit Agreement, dated as of
                           July 28, 2003, among HWG, LLC, as the Borrower, The
                           Hallwood Group Incorporated, as Parent Guarantor,
                           First Bank, as Administrative Agent and the Financial
                           Institutions now or hereafter parties thereto, as the
                           Lenders, regarding a $3,000,000 Term A Loan,
                           $3,000.,000 Special Purpose Advance Term Loan,
                           $4,000,000 Revolving Credit Facility and a $5,000,000
                           Special Purpose Advance Loan.

     31.1 Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1                  Certification of the Chief Executive Officer and
                           Chief Financial Officer, pursuant to Section 906 of
                           Sarbanes-Oxley Act of 2002.