Form 10-Q
period 2003-09-30
HALLWOOD GROUP INC
filed 2003-11-14
CIK 355766

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ____________________


                                    FORM 10-Q


MARK ONE

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


FOR THE PERIOD ENDED SEPTEMBER 30, 2003          COMMISSION FILE NUMBER:  1-8303

                        ________________________________

                         THE HALLWOOD GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)
                        ________________________________


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF CLASS                               ON WHICH REGISTERED
              --------------                             -----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). YES [ ] NO [X]

     1,326,343 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 2003.

================================================================================

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM NO.                 PART I - FINANCIAL INFORMATION                              PAGE
--------                 ------------------------------                              ----
   1       Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets as of September 30, 2003
                   and December 31, 2002...........................................    3

               Condensed Consolidated Statements of Income for the
                   Nine Months Ended September 30, 2003 and 2002...................    5

               Condensed Consolidated Statements of Income for the
                   Three Months Ended September 30, 2003 and 2002..................    7

               Condensed Consolidated Statements of Comprehensive Income for the
                   Three Months Ended September 30, 2003 and 2002 and
                   Nine Months Ended September 30, 2003 and 2002...................    9

               Condensed Consolidated Statements of Changes in Stockholders'
                   Equity for the Nine Months Ended September 30, 2003 ............   10

               Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2003 and 2002...................   11

               Notes to Condensed Consolidated Financial Statements................   12

    2      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................   26

    3      Quantitative and Qualitative Disclosures about Market Risk..............   38

    4      Controls and Procedures and Internal Controls...........................   38


                           PART II - OTHER INFORMATION
                           ---------------------------

 1 to  6   Other Information, Exhibits and Reports on Form 8-K.....................   39

           Signature Page..........................................................   41

           Index to Exhibits.......................................................   42

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                     ASSETS

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                             2003             2002
                                                        -------------     ------------
REAL ESTATE
    Investments in HRP .............................       $15,871           $13,525
    Receivables and other assets
       Related parties .............................           318               732
       Other .......................................            27                60
                                                           -------           -------
                                                            16,216            14,317
TEXTILE PRODUCTS
    Inventories ....................................        22,263            18,913
    Receivables ....................................        20,345            15,743
    Property, plant and equipment, net .............         9,340             9,315
    Prepaids, deposits and other assets ............           379               548
                                                           -------           -------
                                                            52,327            44,519
OTHER
    Deferred tax asset, net ........................         9,346             4,221
    Investment in HEC ..............................         4,563             3,313
    Cash and cash equivalents ......................         1,735             1,377
    Prepaids, deposits and other assets
       Other .......................................           339               317
       Related parties .............................           186               140
    Hotel assets held for use ......................           313               362
    Restricted cash ................................            --               982
                                                           -------           -------
                                                            16,482            10,712
                                                           -------           -------
       TOTAL .......................................       $85,025           $69,548
                                                           =======           =======

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                 2003            2002
                                                                            -------------    ------------
REAL ESTATE
    Accounts payable and accrued expenses ...............................      $    134        $  1,306

TEXTILE PRODUCTS
    Accounts payable and accrued expenses ...............................        15,871          10,803
    Loans payable .......................................................        13,112          13,247
                                                                               --------        --------
                                                                                 28,983          24,050
OTHER
    Loans payable .......................................................         9,584           2,817
    10% Collateralized Subordinated Debentures ..........................         6,583           6,625
    Separation Agreement obligations ....................................         3,625           4,000
    Interest, litigation and other accrued expenses
       Related party ....................................................         1,796              --
       Other ............................................................           561           1,274
    Deferred revenue - noncompetition agreement .........................         1,611           3,424
    Hotel accounts payable and accrued expenses .........................         1,077             850
    Redeemable preferred stock, Series B ................................         1,000           1,000
    Capital lease obligations ...........................................           649           1,066
                                                                               --------        --------
                                                                                 26,486          21,056

       TOTAL LIABILITIES ................................................        55,603          46,412

STOCKHOLDERS' EQUITY
    Preferred stock, 250,000 shares issued and outstanding as Series B ..            --              --
    Common stock, issued 2,396,103 shares at both dates; outstanding
       1,326,343 and 1,361,343 shares, respectively .....................           240             240
    Additional paid-in capital ..........................................        54,429          54,452
    Accumulated deficit .................................................        (9,463)        (16,417)
    Accumulated other comprehensive income ..............................           150             191
    Treasury stock, 1,069,760 and 1,034,760 shares, respectively; at cost       (15,934)        (15,330)
                                                                               --------        --------

       TOTAL STOCKHOLDERS' EQUITY .......................................        29,422          23,136
                                                                               --------        --------

       TOTAL ............................................................      $ 85,025        $ 69,548
                                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                    2003        2002
                                                                  --------    --------
REAL ESTATE
    Fees
       Related parties ........................................   $  3,425    $  3,838
       Other ..................................................        148         176
    Equity income (loss) from investments in HRP ..............       (232)      1,325
                                                                  --------    --------
                                                                     3,341       5,339

    Litigation expense ........................................      3,647          --
    Administrative expenses ...................................        839       1,000
    Amortization ..............................................        504         504
                                                                  --------    --------
                                                                     4,990       1,504
                                                                  --------    --------

       Income (loss) from real estate operations ..............     (1,649)      3,835

TEXTILE PRODUCTS
    Sales
       Trade ..................................................     75,239      49,914
       Related party ..........................................         --      11,621
    Equity income from investment in joint venture ............         --       1,157
                                                                  --------    --------
                                                                    75,239      62,692

    Cost of sales .............................................     59,381      52,120
    Administrative and selling expenses .......................     10,579       8,129
    Interest ..................................................        496         554
                                                                  --------    --------
                                                                    70,456      60,803
                                                                  --------    --------
       Income from textile products operations ................      4,783       1,889

OTHER
    Amortization of deferred revenue - noncompetition agreement      1,813       1,813
    Hotel revenue .............................................      1,058       1,290
    Equity income (loss) from investment in HEC ...............        199        (121)
    Interest and other income .................................          4         316
                                                                  --------    --------
                                                                     3,074       3,298

    Administrative expenses ...................................      1,457       1,390
    Hotel expenses ............................................      1,437       1,379
    Interest expense ..........................................        662         637
                                                                  --------    --------
                                                                     3,556       3,406
                                                                  --------    --------

       Other (loss) ...........................................       (482)       (108)
                                                                  --------    --------

       Income from continuing operations before income taxes ..      2,652       5,616
       Income tax benefit (expense) ...........................      4,352      (1,860)
                                                                  --------    --------

       Income from continuing operations ......................      7,004       3,756

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          -------------------
                                                                            2003        2002
                                                                          -------     -------
   Income from discontinued hotel operations, net of tax ..............   $    --     $ 3,719
                                                                          -------     -------
      Income before cumulative effect of change in accounting principle     7,004       7,475

   Income from cumulative effect of change in accounting principle ....        --         568
                                                                          -------     -------
NET INCOME ............................................................     7,004       8,043

   Preferred stock dividend ...........................................       (50)        (50)
                                                                          -------     -------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ...........................   $ 6,954     $ 7,993
                                                                          =======     =======

INCOME PER COMMON SHARE
   BASIC
      Income from continuing operations after preferred dividend ......   $  5.13     $  2.72
      Income from discontinued operations .............................        --        2.73
      Income from cumulative effect of change in accounting principle .        --        0.42
                                                                          -------     -------
         Net income available to common stockholders ..................   $  5.13     $  5.87
                                                                          =======     =======
   ASSUMING DILUTION
      Income from continuing operations after preferred dividend ......   $  5.02     $  2.61
      Income from discontinued operations .............................        --        2.59
      Income from cumulative effect of change in accounting principle .        --        0.40
                                                                          -------     -------
         Net income available to common stockholders ..................   $  5.02     $  5.60
                                                                          =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ..............................................................     1,354       1,361
                                                                          =======     =======

   Assuming dilution ..................................................     1,386       1,433
                                                                          =======     =======

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 --------------------
                                                                   2003        2002
                                                                 --------    --------
REAL ESTATE
   Fees
      Related parties ........................................   $  1,137    $  1,460
      Other ..................................................         38          72
   Equity income from investments in HRP .....................        115         378
                                                                 --------    --------
                                                                    1,290       1,910

   Administrative expenses ...................................        301         433
   Amortization ..............................................        168         168
   Litigation expense ........................................         45          --
                                                                 --------    --------
                                                                      514         601
                                                                 --------    --------

      Income from real estate operations .....................        776       1,309

TEXTILE PRODUCTS
   Sales
      Trade ..................................................     26,174      15,143
      Related party ..........................................         --       2,640
   Equity income from investment in joint venture ............         --         434
                                                                 --------    --------
                                                                   26,174      18,217

   Cost of sales .............................................     20,298      14,916
   Administrative and selling expenses .......................      3,510       2,515
   Interest ..................................................        164         180
                                                                 --------    --------
                                                                   23,972      17,611
                                                                 --------    --------
      Income from textile products operations ................      2,202         606

OTHER
   Amortization of deferred revenue - noncompetition agreement        605         605
   Hotel revenue .............................................        354         392
   Equity income (loss) from investment in HEC ...............         92         (44)
   Interest and other income .................................          2           8
                                                                 --------    --------
                                                                    1,053         961

   Hotel expenses ............................................        518         449
   Administrative expenses ...................................        508         416
   Interest expense ..........................................        239         207
                                                                 --------    --------
                                                                    1,265       1,072
                                                                 --------    --------

      Other (loss) ...........................................       (212)       (111)
                                                                 --------    --------

      Income from continuing operations before income taxes ..      2,766       1,804
      Income tax benefit (expense) ...........................      2,054        (506)
                                                                 --------    --------

      Income from continuing operations ......................      4,820       1,298

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                             2003        2002
                                                           -------     --------
   Loss from discontinued hotel operations, net of tax     $    --     $   (15)
                                                           -------     -------

NET INCOME ............................................      4,820       1,283

   Preferred stock dividend ...........................         --          --
                                                           -------     -------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ...........    $ 4,820     $ 1,283
                                                           =======     =======

INCOME PER COMMON SHARE
   BASIC
      Income from continuing operations ...............    $  3.60     $  0.95
      Loss from discontinued operations ...............         --       (0.01)
                                                           -------     -------

         Net income available to common stockholders ..    $  3.60     $  0.94
                                                           =======     =======

   ASSUMING DILUTION
      Income from continuing operations ...............    $  3.44     $  0.95
      Loss from discontinued operations ...............        --        (0.01)
                                                           -------     -------

         Net income available to common stockholders ..    $  3.44     $  0.94
                                                           =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic ..............................................      1,340       1,361
                                                           =======     =======

   Assuming dilution ..................................      1,401       1,361
                                                           =======     =======

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
NET INCOME .............................   $ 4,820    $ 1,283    $ 7,004    $ 8,043

Other Comprehensive Income (Loss)
   Pro rata share of other comprehensive
   loss from equity investments in HRP
      Amortization of interest rate swap       (14)       (15)       (41)       (44)
                                           -------    -------    -------    -------

COMPREHENSIVE INCOME ...................   $ 4,806    $ 1,268    $ 6,963    $ 7,999
                                           =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      ACCUMULATED
                                           COMMON STOCK     ADDITIONAL                   OTHER       TREASURY STOCK        TOTAL
                                        ------------------   PAID-IN    ACCUMULATED  COMPREHENSIVE  -----------------  STOCKHOLDERS'
                                        SHARES   PAR VALUE   CAPITAL      DEFICIT       INCOME      SHARES     COST       EQUITY
                                        ------   ---------  ----------  -----------  -------------  ------   --------  -------------
BALANCE, JANUARY 1, 2003..............   2,396    $  240     $ 54,452    $(16,417)       $  191      1,035   $(15,330)    $ 23,136
   Net income.........................                                      7,004                                            7,004
   Purchase of treasury stock.........                                                                  35       (604)        (604)
   Pro rata share of partners'
   capital transactions from
   equity investments in HRP:
      Exercise of stock options.......                            (23)                                                         (23)
      Amortization of interest rate
         swap.........................                                                      (41)                               (41)
   Cash dividend on preferred stock...                                        (50)                                             (50)
                                         -----    ------     --------    --------        ------      -----   --------     --------
BALANCE, SEPTEMBER 30, 2003...........   2,396    $  240     $ 54,429    $ (9,463)       $  150      1,070   $(15,934)    $ 29,422
                                         =====    ======     ========    ========        ======      =====   ========     ========

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         -------------------
                                                                           2003        2002
                                                                         -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ........................................................   $ 7,004     $ 8,043
   Adjustments to reconcile net income to net cash provided by operating activities:
      Deferred tax expense (benefit) .................................    (5,125)      1,476
      Amortization of deferred revenue - noncompetition agreement ....    (1,813)     (1,813)
      Accrued litigation expense .....................................     1,636          --
      Depreciation and amortization ..................................     1,629       1,523
      Decrease in restricted cash ....................................       982          --
      Equity income/loss from investments in HRP .....................       232      (1,325)
      Equity income/loss from investment in HEC ......................      (199)        121
      Amortization of deferred gain from debenture exchange ..........       (42)        (38)
      Equity income from textile products joint venture ..............        --      (1,157)
      Income from cumulative effect of changes in accounting principle        --        (568)
      Net change in textile products assets and liabilities ..........    (2,715)        670
      Net change in other assets and liabilities .....................      (947)       (939)
      Discontinued operations:
         Net change in other hotel assets and liabilities ............      (400)        235
         Gain from extinguishment of hotel debt ......................        --      (5,789)
         Deferred tax expense ........................................        --       1,800
                                                                         -------     -------

         Net cash provided by operating activities ...................       242       2,239

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in HRP limited partnership units .......................    (2,988)         --
   Investment in HEC common stock ....................................    (1,051)     (2,500)
   Investments in textile products property and equipment ............    (1,067)       (705)
   Investment in hotel held for use ..................................        --         (18)
                                                                         -------     -------

         Net cash (used in) investing activities .....................    (5,106)     (3,223)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank borrowings and loans payable ...................     7,772       3,542
   Repayment of bank borrowings and loans payable ....................    (1,807)     (4,263)
   Purchase of common stock for treasury .............................      (604)         --
   Payment of cash dividend on preferred stock .......................       (50)        (50)
   Payment of deferred loan costs ....................................       (89)        (86)
                                                                         -------     -------

         Net cash provided by (used in) financing activities .........     5,222        (857)
                                                                         -------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................       358      (1,841)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................     1,377       3,006
                                                                         -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................   $ 1,735     $ 1,165
                                                                         =======     =======

     See accompanying notes to condensed consolidated financial statements.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 1 -- INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, NEW ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and Subsidiaries (the "Company") (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002.

     Continuing Operations. The Company is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. During 2002, the Company re-entered the energy business as a 28% owner in a private energy company, Hallwood Energy Corporation ("HEC"), which is not considered a material business segment.

     The Company's real estate activities are conducted primarily through wholly-owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. ("HRP"), a publicly traded master limited partnership. Revenues are generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties, and the Company's pro rata share of earnings of HRP using the equity method of accounting.

     The textile products operations are conducted through the Company's wholly-owned Brookwood Companies Incorporated subsidiary ("Brookwood"). Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood's subsidiary, Strategic Technical Alliance, LLC ("STA"), produces advanced breathable, waterproof laminate fabrics primarily for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood's business plan.

     The Company invested $3,500,000 in HEC during 2002 and an additional $1,992,000 in 2003 (including $941,000 in October 2003). HEC is presently in the development stage, having drilled 21 wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC. See Note 3.

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

     Statement of Financial Accounting Standards No. 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"), was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company's financial results.

     Statement of Financial Accounting Standards No. 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), was issued in May 2003. SFAS No. 150 establishes

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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


NOTE 2 -- INVESTMENTS IN HRP (DOLLAR AMOUNTS IN THOUSANDS)

                                   AS OF SEPTEMBER 30, 2003             AMOUNT AT            INCOME (LOSS) FOR THE
                                   ------------------------         WHICH CARRIED AT           NINE MONTHS ENDED
                                                   COST OR    ----------------------------       SEPTEMBER 30,
                                   NUMBER OF       ASCRIBED   SEPTEMBER 30,   DECEMBER 31,   ---------------------
DESCRIPTION OF INVESTMENT            UNITS           VALUE         2003           2002         2003         2002
-------------------------          ---------       --------   -------------   ------------   --------     --------
HALLWOOD REALTY PARTNERS, L.P.
-- General partner interest......        --        $  8,650      $    838       $  1,350     $     (6)    $     72
-- Limited partner interest......   330,432          11,787        15,033         12,175         (226)       1,253
                                                   -------       --------       --------     --------     --------
      Totals.......................                $ 20,437      $ 15,871       $ 13,525     $   (232)    $  1,325
                                                   ========      ========       ========     ========     ========


     At September 30, 2003, Hallwood Realty, LLC ("Hallwood Realty") and HWG, LLC, wholly-owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP's net income (loss), the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income (loss), its pro rata share of HRP's partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP's comprehensive income
(loss). The cumulative amount of such non-cash adjustments, from the original date of investment through September 30, 2003, resulted in a $1,789,000 decrease in the carrying value of the HRP investment. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company's share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over 19 years. In accordance with Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangibles ("SFAS No. 142"), the unamortized amount of such "negative goodwill" in the amount of $568,000, as of January 1, 2002, was recorded as income from cumulative effect of a change in accounting principle.

     The carrying value of the Company's investment in the general partner interest of HRP includes the value of intangible rights to provide asset management and property management services. The Company amortizes that portion of the general partner interest ascribed to the management rights. For the nine months ended September 30, 2003 and 2002 such amortization was $504,000 in each period. At September 30, 2003, the remaining unamortized cost was $56,000.

     As discussed in Note 12, the Delaware Court of Chancery rendered its decision after remand regarding certain litigation involving the Company in July 2003. The court determined that the defendants, including the Company, should pay to HRP a judgment of $2,988,000, plus pre-judgment interest of $3,762,000 from August 1995. The judgment amount, which represented the court's determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was in addition to a judgment amount of $3,417,000 in the Court's original ruling, and was considered additional purchase price and added to the Company's investment in the limited partnership units. The interest component of the judgment was recorded as litigation expense, net of the Company's pro rata share of that amount which is expected to be recorded as income by HRP. The Company also recorded its pro rata share of $3,000,000 in attorney's fees payable by HRP to plaintiff's attorneys, in accordance with the court's final order and judgment, expected to be recorded as an expense by HRP. The Company made a $5,000,000 payment against this obligation in August 2003. The remaining balance ($1,796,000 at September 30,
2003) bears simple interest at the statutory rate of 7%.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


     The Company has pledged 300,397 HRP limited partner units to collateralize the former Term Loan and Revolving Credit Facility and the Amended and Restated Credit Agreement, and the remaining 30,035 units secure all of the capital leases. See Note 4.

     The quoted market price per HRP limited partner unit and the Company's carrying value per unit (AMEX symbol HRY) at September 30, 2003 were $127.00 and $45.49, respectively. The general partner interest is not publicly traded.

     Tender Offer. On May 1, 2003, High River Limited Partnership ("High River"), an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Hallwood Realty evaluated the offer and advised HRP unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that, if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 2/3% of the outstanding HRP units. Thereafter, the board of directors of Hallwood Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as of October 17, 2003, 60,986 units had been tendered to High River. The offer has been extended several times and currently expires November 18, 2003.

     At the direction of the board of directors of Hallwood Realty, Morgan Stanley is actively engaged in a process of identifying alternatives that may be in the best interests of the HRP unitholders, focusing primarily on discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the Hallwood Realty board believes would be in the best interest of all partners of HRP, including an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries. Although HRP is working with Morgan Stanley and these interested parties, there can be no assurance that a transaction with respect to HRP will result from those discussions.


NOTE 3-- INVESTMENT IN HEC (DOLLAR AMOUNTS IN THOUSANDS)

                                AS OF SEPTEMBER 30, 2003             AMOUNT AT            INCOME (LOSS) FOR THE
                                ------------------------         WHICH CARRIED AT           NINE MONTHS ENDED
                                                 COST OR   ----------------------------       SEPTEMBER 30,
                                NUMBER OF       ASCRIBED   SEPTEMBER 30,   DECEMBER 31,   ---------------------
DESCRIPTION OF INVESTMENT        SHARES          VALUE          2003           2002         2003         2002
-------------------------       ---------       -------    -------------   ------------   --------     --------
HALLWOOD ENERGY CORPORATION
      Common stock...........   2,241           $ 4,551       $ 4,563         $ 3,313      $  199       $ (121)
                                                =======       =======         =======      ======       ======


     The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC's net income (loss), stockholders' equity transactions and comprehensive income
(loss) adjustments, if any.

     The Company invested $3,500,000 in HEC during 2002 and an additional $1,992,000 in 2003 (including $941,000 in October 2003). HEC is presently in the development stage and has drilled or is drilling 21 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Currently, nine wells are producing, two wells have been temporarily abandoned, three wells are being drilled and six wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC has drilled and is completing a Texas Railroad Commission Class 1 disposal well, which should commence operations prior to the end of 2003 and will serve HEC's disposal needs as well as accommodate disposed water from third parties.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

     Aggregate natural gas production, including royalty owner share and minor working interest participation, has risen to five million cubic feet per day, as of November 1, 2003, however, the wells are temporarily producing below their capabilities due to restrictions at HEC's sales and metering facilities. HEC has recently increased the delivery capacity at its facilities to accommodate the additional production.

     HEC currently plans to spud or drill an additional 5 to 10 wells during the balance of 2003 and at present is planning to continue its drilling pace during 2004. The number of wells drilled may vary based upon a variety of operational and economic conditions and additional capital will be required. HEC currently anticipates that it will solicit equity contributions from its shareholders in combination with secured and unsecured borrowings to meet its capital requirements.

     HEC holds oil and gas leases covering approximately 38,000 gross and 34,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas, as of November 1, 2003.

      Certain of the Company's officers and directors are investors in HEC.

NOTE 4 -- LOANS PAYABLE

     Loans payable at the balance sheet dates are as follows (in thousands):

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2003            2002
                                                                     -------------   ------------
Textile Products
   Revolving credit facility, prime + 0.25% or
      Libor + 3.00%, due January 2004 ............................      $10,021         $10,000
   Acquisition credit facility, prime + 1.00% or
      Libor + 3.25%, due January 2004 ............................        1,000           1,000
   Equipment term loan, 9.37% fixed, due October 2005 ............          474             623
   Equipment term loan, 5.10% fixed, due March 2007 ..............          394             469
   Equipment term loan, 5.60% fixed, due September 2008 ..........          330              --
   Equipment term loan, 4.67% fixed, due December 2007 ...........          262             298
   Equipment term loan, libor + 3.25%, due April 2008 ............          136              --
                                                                        -------         -------
         Sub total ...............................................       12,617          12,390
   Subordinated secured promissory note, prime rate, due July 2004          339             596
   Subordinated promissory note, non-interest bearing,
      due February 2005 ..........................................          156             261
                                                                        -------         -------
                                                                         13,112          13,247
Other
   Loans payable
      Revolving credit facility, prime + 0.50% or
         Libor + 3.25%, but not less than 4.25%, due May 2005 ....        5,000              --
      Revolving credit facility, prime + 0.50% or
         Libor + 3.25%, due April 2005 ...........................        2,800             500
      Term loan, 7% fixed, due April 2005 ........................        1,589           2,317
      Promissory note, non-interest bearing, due December 2004 ...          195              --
                                                                        -------         -------
         Sub total ...............................................        9,584           2,817
   Capital lease obligations, 12.18% fixed , due December 2004 ...          649           1,066
                                                                        -------         -------
                                                                         10,233           3,883
                                                                        -------         -------

         Total ...................................................      $23,345         $17,130
                                                                        =======         =======


     Further information regarding loans payable is provided below:

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


TEXTILE PRODUCTS

     Revolving Credit Facility. The Company's Brookwood subsidiary has a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association (the "Key Credit Agreement"). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement are limited to the lesser of the facility amount or the borrowing base, as defined in the agreement. Borrowings are collateralized by accounts receivable, inventory imported under trade letters of credit, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The Key Credit Agreement has a maturity date of January 2, 2004, bears interest at Brookwood's option of prime plus 0.25% (4.25% at September 30, 2003) or Libor plus 3.00%, contains various covenants, including maintenance of certain financial ratios, restrictions on payment of dividends and repayment of debt or cash transfers to the Company. As of September 30, 2003, Brookwood had approximately $5,853,000 of borrowing base availability. The outstanding balance at September 30, 2003 was $10,021,000.

     Cash dividends and tax sharing payments to the Company are contingent upon Brookwood's compliance with the covenants contained in the Key Credit Agreement. Brookwood was not in compliance with its minimum net income covenant at December 31, 2002. Brookwood obtained a waiver for this violation. The Key Credit Agreement does not contain a minimum net income covenant for 2003. At September 30, 2003, Brookwood was in compliance with its loan covenants.

     Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. This facility bears interest at Brookwood's option of prime plus 1.00% (5.00% at September 30, 2003) or Libor plus 3.25%. Brookwood has borrowed $1,000,000 under this facility.

     The revolving and acquisition facilities, with a combined balance of $11,021,000 at September 30, 2003, mature in January 2004. Brookwood intends to extend or refinance these facilities prior to maturity.

     Equipment Credit Facility and Term Loans. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. In April 2003, Brookwood borrowed $142,000 at libor plus 3.25% and converted that amount into a term loan due April 2008. In September 2003, Brookwood borrowed an additional $330,000 and converted that amount into a term loan at a fixed rate of 5.60%, due September 2008. Brookwood has $404,000 availability under this facility. The outstanding balance at September 30, 2003 was $1,596,000.

     The outstanding balance of the combined Key Bank credit facilities at September 30, 2003 was $12,617,000.

     Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly-owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.00% at September 30, 2003), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at September 30, 2003 was $339,000.

     Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is being fully amortized over 36 months and has a maturity date of February 2005. The outstanding balance at September 30, 2003 was $156,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the "Term Loan and Revolving Credit Facility").

     The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 2005. The interest rate is 4.50% at September 30, 2003. The Company borrowed $500,000 under this facility as of December 31, 2002. The Company borrowed an additional $800,000 under the facility in March 2003, $1,000,000 in June 2003, $500,000 in July 2003 and therefore had $1,200,000 of unused borrowing capacity at September 30, 2003. The Company borrowed the remaining $1,200,000 in October 2003 in connection with the additional investment in HEC. The outstanding principal balance on the revolving credit facility at September 30, 2003 was $2,800,000.

     The term loan bears interest at a fixed rate of 7.0%, matures April 2005 and is fully amortizing requiring a monthly payment of $92,631. The outstanding principal balance of the term loan at September 30, 2003 was $1,589,000.

     Amended and Restated Credit Agreement. In July 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the "Amended and Restated Credit Agreement"). In addition to incorporating the terms of the Term Loan and Revolving Credit Facility described above, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 term loan (the "Special Purpose Term Loan") are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 6. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and will require a monthly payment of $48,365. The Company has not yet drawn the Special Purpose Term Loan, as it has not exercised the option associated with the Separation Agreement.

     The proceeds of the new $5,000,000 credit facility (the "Special Purpose Credit Facility"), drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in August 2003 in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12. The Special Purpose Credit Facility bears interest at the Company's option of prime plus 0.50% (4.50% at September 30, 2003), or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly. The outstanding principal balance of the Special Purpose Credit Facility at September 30, 2003 was $5,000,000.

     The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company's major investments. The Company's 300,397 HRP Limited Partner Units remain as collateral to secure the various facilities under the Amended and Restated Credit Agreement.

     The Amended and Restated Credit Agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company was in compliance with its loan covenants for all interim periods during 2003.

     Promissory Note. In connection with the settlement of a lawsuit regarding the Company's former Embassy Suites hotel in Oklahoma City, Oklahoma, the Company issued a non-interest bearing promissory note in June 2003, in the amount of $250,000, payable in equal monthly installments over 18 months. The outstanding balance at September 30, 2003 was $195,000.

     Capital Lease Obligations. During 1999, the Company's Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding principal balance at September 30, 2003 was $649,000.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 5 -- 10% COLLATERALIZED SUBORDINATED DEBENTURES

     The Company has an issue of 10% Collateralized Subordinated Debentures (the "10% Debentures") outstanding due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes, a pro-rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue, and is being amortized over its term. As a result, the effective interest rate is 8.9%.

     The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are detailed below (in thousands):

                                                                  SEPTEMBER 30,   DECEMBER 31,
                        DESCRIPTION                                   2003            2002
      -------------------------------------------------           -------------   ------------
      10% Debentures (face amount).............................      $ 6,468         $ 6,468
      Unamortized gain, net of accumulated amortization........          115             157
                                                                     -------         -------

         Totals................................................      $ 6,583         $ 6,625
                                                                     =======         =======


NOTE 6 -- SEPARATION AGREEMENT

     In 1999, the Company entered into a separation agreement (the "Separation Agreement") with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company for 20% of the Company's limited partner interest in HRP, 20% of the Company's common stock interest in the former Hallwood Energy Corporation ("Former HEC"), all of the Company's interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company's real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination in certain circumstances. The Separation Agreement obligation of $3,625,000 and $4,000,000 at September 30, 2003 and December 31, 2002,
respectively, represents the estimated future cash payments to the trust through the period ending December 2004. The Company has an option to extinguish the future cash payments at any time prior to December 2004 upon the payment of $3,000,000.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

     A summary of the income (loss) from discontinued hotels operations for the three months and nine months ended September 30, 2002 is detailed below (in thousands):

                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                                ------------------    ------------------
      Revenue and Gain from Disposition
         Gain from extinguishment of debt....................        $    --                $ 5,789
         Sales...............................................             --                    282
                                                                     -------                -------
                                                                          --                  6,071
      Expenses
         Deferred federal income tax expense.................             --                  1,800
         Operating expenses..................................             --                    325
         Interest expense....................................             15                    183
         Litigation and other disposition costs..............             --                     44
                                                                     -------                -------
                                                                          15                  2,352
                                                                     -------                -------

         Income (loss) from discontinued hotel operations....        $   (15)               $ 3,719
                                                                     =======                =======


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


NOTE 8 -- DEFERRED REVENUE - NONCOMPETITION AGREEMENT

     In March 2001, the Company agreed to sell its investment in Former HEC, which represented the Company's former energy operations, to Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure Resources, Inc. ("Pure"). The Company received $18,000,000 for its shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

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

     The Company began amortizing the deferred revenue from the noncompetition agreement amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $605,000 and $1,813,000 in each of the three month and nine month periods ended September 30, 2003 and 2002, respectively.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 9 -- INCOME TAXES

     Following is a schedule of the income tax expense (benefit) (in thousands):

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                         --------------------     --------------------
                                           2003         2002        2003         2002
                                         -------      -------     -------      -------
      Continuing Operations
         Federal
            Deferred ...............     $(2,374)     $   390     $(5,125)     $ 1,476
            Current ................          20           11          74           34
                                         -------      -------     -------      -------

            Sub-total ..............      (2,354)         401      (5,051)       1,510

         State expense .............         300          105         699          350
                                         -------      -------     -------      -------

            Total ..................     $(2,054)     $   506     $(4,352)     $ 1,860
                                         =======      =======     =======      =======
      Discontinued Operations
         Federal
            Deferred ...............          --      $    --          --      $ 1,800
                                         =======      =======     =======      =======


     The deferred tax asset (net of valuation allowance) was $9,346,000 at September 30, 2003 and $4,221,000 at December 31, 2002. The deferred tax asset arises principally from the anticipated utilization of the Company's net operating loss carryforwards ("NOLs") and tax credits from the implementation of various tax planning strategies, which include an anticipated gain from the potential sale of the HRP limited partner units and projected income from operations. As a result of the appreciation in market value of the HRP limited partner units during 2003, management determined that the valuation allowance should be reduced to reflect the anticipated increase in utilization of NOLs. Accordingly, the Company recorded a deferred tax benefit of $2,374,000 for the quarter and $5,125,000 for the nine months in 2003.

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 10 -- SUPPLEMENTAL DISCLOSURES TO THE CONDENSED CONSOLIDATED
           STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              --------------------
                                     DESCRIPTION                                2003         2002
      ---------------------------------------------------------------------   --------    --------
      Supplemental schedule of non-cash investing and financing activities:
         Issuance of promissory note in litigation settlement .............   $    250          --

         Hotel assets and liabilities relinquished in connection with debt extinguishment:
               Loan payable ...............................................         --    $ 11,609
               Other liabilities, net .....................................         --         837
               Hotel properties ...........................................         --      (6,552)
               Deferred tax asset .........................................         --      (1,800)
                                                                              --------    --------
                                                                                    --    $  4,094
                                                                              ========    ========
         Pro rata share of partners' capital transactions from equity investment in HRP:
            Amortization of interest rate swap...........................     $    (41)   $    (44)
            Exercise of stock options .....................................        (23)         --

      Supplemental disclosures of cash payments:
         Interest paid ....................................................   $  1,207    $  1,393
         Income taxes paid (refunded) .....................................        813        (128)


NOTE 11 -- INCOME PER COMMON SHARE

     The following table reconciles the Company's net income to net income available to common stockholders - assuming dilution, and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):


                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------   ------------------
                           DESCRIPTION                    2003       2002      2003       2002
      -----------------------------------------------   -------    -------   -------    -------
      NET INCOME AVAILABLE TO COMMON STOCKHOLDERS
      Net income ....................................   $ 4,820    $ 1,283   $ 7,004    $ 8,043
      Less cash dividend on preferred stock .........        --         --       (50)       (50)
      Interest expense (net of tax) of assumed loan
        conversion ..................................        --         --        --         28
                                                        -------    -------   -------    -------
        Net income available to
        common stockholders - assuming dilution .....   $ 4,820    $ 1,283   $ 6,954    $ 8,021
                                                        =======    =======   =======    =======
      WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic .........................................     1,340      1,361     1,354      1,361
      Potential shares from assumed exercise of
        stock options ...............................       204         --       125         --
      Potential repurchase of shares from proceeds of
        assumed exercise of stock options ...........      (143)        --       (93)        --
      Potential shares from assumed loan conversion .        --         --        --         72
                                                        -------    -------   -------    -------

        Assuming dilution ...........................     1,401      1,361     1,386      1,433
                                                        =======    =======   =======    =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 12 -- LITIGATION, CONTINGENCIES AND COMMITMENTS

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2002.

     Litigation. In June 1997, an action was filed against the Company, HRP, the general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Court of Chancery of the state of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP's partnership agreement and fraud in connection with certain transactions involving HRP's limited partnership units in the mid 1990's. The Company was alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. A five-day trial was held in January 2001.

     In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of HRP units to the Company in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post-judgment interest, to HRP, subject to an arrangement that it be returned in full or part if the judgment was modified or reversed on appeal. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief.

     In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by the Company in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, the Company paid the judgment amount plus interest in October 2001. Under the trial court's decision on remand the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiffs $3,000,000 in attorneys' fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court.

     As discussed in Note 4, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the litigation judgment in August 2003. As of September 30, 2003, $1,796,000, including interest, remained unpaid and is reflected on the Company's balance sheet within "Interest, litigation and other accrued expenses". The balance bears simple interest at the statutory rate of 7% until paid.

     In April 2003, an action was filed against HRP's general partner, Hallwood Realty (the "General Partner"), its directors and HRP as nominal defendant by High River, which is indirectly wholly-owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15% or more of the units of HRP, while at the same time exempting the General Partner and its affiliates and subsidiaries

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River's tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer. The parties are proceeding with discovery.

     In April 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP's Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner's recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner's recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

     On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequently, the court scheduled a status conference for December 3, 2003, at which the court would determine what further proceedings, if any, were appropriate in the actions.

     The Company was a party to certain litigation in the Delaware Court of Chancery styled, Corporate Property Associates 6 and Corporate Property Associates 7 v. The Hallwood Group Incorporated (C.A. 15661 - NC), that involved a four-year, $500,000 promissory note of the Company due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The agreement under which the note was issued also provided that the pledgee ("CPA," or the "Noteholder") had the right to receive up to an additional $500,000 based on the increase in price of the HRP units (the "HRP Participation Amount"). In 1996, the Company and CPA entered into an agreement under which the Company would pay off the principal and interest on the note and all other obligations between the parties would be ended. Subsequently, CPA refused to go forward with the agreement and this litigation was instituted. In December 1999, the Company and the Noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the Noteholder; (ii) the Company deposit $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The parties reserved their rights to proceed with the litigation. Trial was held in June 2001 in the Delaware Court of Chancery. In February 2002, the court rendered its decision in favor of the Company. In March 2002, the court entered an order that provided for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The Noteholder filed an appeal in April 2002. Oral arguments before the Delaware Supreme Court were heard in September 2002, and a rehearing en banc was held in November 2002. In March 2003, the Delaware Supreme Court issued its opinion reversing the finding of the Trial Court that certain language in the letter agreement in question constituted a general release of Hallwood's obligations. On March 21, 2003, the parties submitted to the Chancery Court an agreed proposed Order and Judgment, which was signed by the Chancery Court and terminated the litigation. The Order and Judgment provided for payment out of the escrowed funds of approximately $547,000 to CPA and $437,000 to the Company. The Company received its share of the escrowed funds on March 31, 2003.

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

     In December 1999, the Company distributed certain assets and incurred a contingent obligation under the Separation Agreement. A contingent obligation exists to the extent that the Company fails to exercise its option to extinguish future cash payments of up to $500,000 per year, which has no stated maturity. The Company has an option to extinguish the future cash payments at any time prior to its expiration in December 2004 upon payment of $3,000,000. See Note 6.

     In October 2003, Brookwood received a Notice of Violation from Rhode Island state authorities regarding certain environmental matters. Brookwood expects the cost of resolving these matters to be approximately $1,600,000 over the next three years, which relates primarily to the purchase and installation of various environmental control equipment.

     In February 2000, Brookwood, through a wholly-owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of 36 monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. No amounts have been paid or were owed in relation to this contingency.

NOTE 13 -- SEGMENT AND RELATED INFORMATION

     The following represents the Company's reportable segment operations for the nine months ended September 30, 2003 and 2002, respectively (in thousands):

                                             REAL     TEXTILE               DISCONTINUED
                                            ESTATE    PRODUCTS     OTHER     OPERATIONS    CONSOLIDATED
                                           --------   --------   --------   ------------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2003
Total revenue from external sources....... $  3,341   $ 75,239   $  3,074                    $ 81,654
                                            =======   ========   ========                    ========

Operating income (loss)................... $ (1,649)  $  4,783                               $  3,134
                                            ========  ========
Unallocable (loss), net...................                       $   (482)                       (482)
                                                                 ========                    --------
Income from continuing operations
    before income taxes...................                                                   $  2,652
                                                                                             ========

NINE MONTHS ENDED SEPTEMBER 30, 2002
Total revenue from external sources....... $  5,339   $ 62,692   $  3,298                    $ 71,329
                                            =======   ========   ========                    ========

Operating income.......................... $  3,835   $  1,889                               $  5,724
                                            =======   ========
Unallocable (loss), net...................                       $   (108)                       (108)
                                                                 ========                    --------
Income from continuing operations
    before income taxes...................                                                   $  5,616
                                                                                             ========
Income from discontinued operations.......                                    $  3,719       $  3,719
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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

NOTE 15 -- STOCKHOLDERS' EQUITY

     In August 2003, the Company purchased 35,000 of its common shares in a private transaction for approximately $604,000. The cost of the shares was recorded as treasury stock.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     The Company reported net income of $4,820,000 for the third quarter ended September 30, 2003, compared to $1,283,000 in 2002. Net income for the nine month periods was $7,004,000 and $8,043,000, respectively.

     Income from continuing operations was $4,820,000 for the third quarter of 2003, compared to $1,298,000 in 2002. Revenue from continuing operations was $28,517,000 in the third quarter of 2003, compared to $21,088,000 in 2002.
Income from continuing operations for the nine months in 2003 was $7,004,000, compared to income of $3,756,000 in 2002. Revenue from continuing operations for the nine months was $81,654,000, compared to $71,329,000 in 2002.

OVERVIEW

     Fee income from real estate operations has remained consistent in recent years, with an occasional spike in lease fees due to the execution of a large lease or development fee due to completion of a major project. Correspondingly, during the same period expenses have been fairly steady, except for the litigation expense in 2001 and 2003. Income from operations, excluding the litigation expense, was $4,604,000, $5,527,000 and $3,755,000, respectively, for the three years ended December 31, 2002. Future income and cash flows are largely dependent on the leasing, development and management activities of the Company's subsidiaries on behalf of HRP. As discussed in Note 12, the Company continues to face litigation risk related to its real estate operations. An adverse ruling could impact the Company's general partner and limited partner ownership interests in HRP and disrupt the Company's income and cash flow stream.

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

     The Company invested $3,500,000 in HEC during 2002 and an additional $1,992,000 in 2003 (including $941,000 in October 2003). HEC is presently in the development stage and has drilled or is drilling 21 wells in the Barnett Shale formation of Johnson County, Texas. The Company owns 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC.

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

REAL ESTATE

     The real estate segment reported income of $776,000 for the third quarter of 2003 and a loss of $1,649,000 for the nine month period of 2003, compared to income of $1,309,000 and $3,835,000 in 2002, respectively.

     Revenues. Fee income of $1,175,000 for the 2003 third quarter decreased by $357,000, or 23%, compared to $1,532,000 in 2002. Fee income of $3,573,000 for the 2003 nine month period decreased by $441,000, or 11%, compared to $4,014,000 in 2002. Fees are derived from the Company's asset management, property management, leasing and construction supervision services provided to HRP and various third parties. The decreases were due primarily to lower leasing fees in the 2003 periods.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Equity income (loss) from investments in HRP represents the Company's pro rata share of net income (loss) reported by HRP, adjusted for the elimination of intercompany profits. For the 2003 third quarter, the Company reported equity income of $115,000, compared to $378,000 in 2002. For the 2003 nine months, the equity loss was $232,000, compared to income of $1,325,000 in 2002. The decreases resulted principally from HRP's litigation costs and other costs associated with a tender offer for the HRP limited partner units by High River in 2003.

     Expenses. Litigation expense of $45,000 and $3,647,000 in the 2003 third quarter and nine months periods, respectively, represents the interest component of the judgment in the Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. et al matter discussed in Note 12, net of the Company's pro rata share of that amount, which is expected to be recorded as income by HRP, and the Company's share of attorneys' fees payable by HRP to plaintiff's attorneys expected to be recorded as an expense by HRP.

     Administrative expenses of $301,000 decreased by $132,000, or 30%, in the 2003 third quarter, compared to $433,000 in 2002. For the nine months, the decrease was $161,000 to $839,000, from $1,000,000 in 2002. The decreases were primarily attributable to the payments of commissions associated with leasing income.

     Amortization expense of $168,000 for the third quarter and $504,000 for the nine months in both the 2003 and 2002 periods related to Hallwood Realty's general partner investment in HRP to the extent allocated to management rights, which is being amortized over a ten-year period ending in October 2003. At September 30, 2003, there was $56,000 of unamortized investment remaining.


TEXTILE PRODUCTS

     The textile products segment reported income of $2,202,000 and $4,783,000 for the third quarter and nine month periods of 2003, compared to $606,000 and $1,889,000 in 2002, respectively.

     Revenue. Sales of $26,174,000 increased by $8,391,000, or 47%, in the 2003 third quarter, compared to $17,783,000 in the 2002 third quarter. The comparative nine month sales increased by $13,704,000, or 22%, to $75,239,000 from $61,535,000 in the 2002 period. The increases were principally due to additional sales of specialty fabric to U.S. military contractors.

     During 2000, Brookwood formed Strategic Technical Alliance ("STA"), a 50-50 joint venture, with an unrelated third party that is also in a textile-related industry. STA acquired the 50% ownership interest not owned by Brookwood in September 2002. Accordingly, STA became a wholly-owned subsidiary in September 2002. Prior to the acquisition, Brookwood utilized the equity method of accounting for its investment in STA. Brookwood's equity income from STA was $434,000 and $1,157,000 in the 2002 third quarter and nine month periods, respectively. Since September 2002, the results of STA have been fully consolidated.

     Expenses. Cost of sales of $20,298,000 increased by $5,382,000, or 36%, in the 2003 third quarter, compared to $14,916,000 in the 2002 third quarter. For the nine months, the cost of sales increased by $7,261,000, or 14%, to $59,381,000 in 2003 from $52,120,000 in 2002. The increases were attributable to the increased sales. The higher gross profit margin for the 2003 third quarter (22.4% versus 16.1%) and the nine month periods (21.1% versus 15.3%) resulted from the sales increase of specialty fabric to U.S. military contractors.

     Administrative and selling expenses of $3,510,000 increased by $995,000, or 40%, in the 2003 third quarter, compared to $2,515,000 for the 2002 period. For the nine months, administrative and selling expenses increased $2,450,000, or 30%, to $10,579,000 from $8,129,000 in 2002. The increases were primarily attributable to royalties incurred in 2003 to the Company's former joint venture partner in STA and payroll.

     Interest expense of $164,000 decreased by $16,000, or 9%, for the 2003 third quarter, compared to $180,000 in 2002. For the nine month periods, interest expense of $496,000 decreased by $58,000, or 10%, from $554,000 for the comparable 2002 period. The decreases were principally due to lower interest rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER

     The other segment reported a loss of $212,000 for the third quarter of 2003, compared to a loss of $111,000 in 2002. For the nine months, the other segment reported a loss of $482,000, compared to a loss of $108,000 in 2002.

     Revenue. Amortization of deferred revenue of $605,000 and $1,813,000 in both the 2003 and 2002 third quarter and nine month periods, respectively, is attributable to the noncompetition fee received in connection with the sale of the Company's investment in Former HEC. The original $7,250,000 cash payment is being amortized over a three year period, which began June 2001.

     Hotel revenue, which relates entirely to the leased Guest House Suites Plus hotel in Huntsville, Alabama, was $354,000 in the 2003 third quarter and $1,058,000 for the nine months, compared to $392,000 and $1,290,000 in the comparable 2002 periods. The 18% decrease in 2003 was attributable to reduced occupancy, partially offset by an increased average daily rate. Revenues have been adversely impacted by a general downturn in the hotel industry and increased competition in the local market.

     Equity income from investment in HEC in the amount of $92,000 for the 2003 third quarter and $199,000 for the nine months relates to the Company's pro rata share of income from HEC's operations, compared to equity losses of $44,000 and $121,000, respectively, in the comparable 2002 periods.

     Interest and other income decreased to $2,000 for the 2003 third quarter, compared to $8,000 in 2002. For the nine months, interest and other income was $4,000 in 2003, compared to $316,000 in 2002. The decrease was principally attributable to a gain of $296,000 from the exercise of an option and related sale of a marketable security in the 2002 first quarter.

     Expenses. Administrative expenses of $508,000 for the 2003 third quarter increased by $92,000, or 22%, from $416,000 in 2002, principally due to the timing in recording of shareholder relations costs. For the nine months, administrative expenses increased by $67,000, or 5%, to $1,457,000 from $1,390,000 in 2002. The increase was principally due to increased professional fees.

     Hotel expenses, which include operating expenses, depreciation and interest costs were $518,000 for the 2003 third quarter, which increased by $69,000, or 15%, compared to $449,000 in 2002. For the nine months, hotel expenses increased by $58,000 to $1,437,000 from $1,379,000 in 2002. The increases were principally due to higher maintenance and repair expenses.

     Interest expense in the amount of $239,000 for the 2003 third quarter increased by $32,000 from $207,000 in 2002. For the nine months, interest expense increased by $25,000 to $662,000 from $637,000 in 2002. The increases were principally due to borrowings under the former Term Loan and Revolving Credit Facility and Amended and Restated Credit Agreement, partially offset by the repayment of the stockholder loan in 2002.


INCOME TAXES

      Income taxes relating to continuing operations was a net benefit of $2,054,000 for the 2003 third quarter, compared to an expense of $506,000 in 2002. The 2003 third quarter included a $2,374,000 non cash federal deferred benefit, a $20,000 federal current charge and $300,000 for state taxes. The non-cash federal deferred benefit in 2003 is principally due a reduction in the valuation allowance related to the deferred tax asset, attributed to the increased value and potential gain on sale of the HRP limited partner units. The 2002 quarter included a $390,000 non-cash federal deferred charge, a $11,000 federal current charge and $105,000 for state taxes.

     Income taxes relating to continuing operations was a net benefit of $4,352,000 for the 2003 nine month period, compared to an expense of $1,860,000 in 2002. The nine months in 2003 included a deferred tax benefit of $5,125,000, a $74,000 federal current charge and $699,000 for state taxes. The non-cash federal deferred benefit in 2003 is principally due a reduction in the valuation allowance related to the deferred tax asset, attributed to the increased value and potential gain on sale of the HRP limited partner units. The 2002 nine month amount included a non-cash deferred tax charge of $1,476,000, a federal current charge of $34,000 and state tax expense of $350,000. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As of September 30, 2003, for financial reporting purposes, the Company had approximately $78,000,000 of tax net operating loss carryforwards ("NOLs") and temporary differences to reduce future federal income tax liability. Based upon the Company's expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $27,500,000 of the NOLs prior to their ultimate expiration in the year 2020.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company's control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset. Although the use of such NOLs could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations. In addition, utilization of NOLs in the future may be limited if changes in the Company's stock ownership create a change in control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended.


DISCONTINUED OPERATIONS - HOTELS

     In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company's former hotel segment consisted of three owned properties and two leased properties. In accordance with accounting standards for reporting discontinued operations, hotel operations (apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and has been classified as an asset held for use) have been segregated from the Company's continuing operations and have been reported as a single line item -- Loss from Discontinued Operations. Discontinued operations for the three month and nine month periods ended September 30, 2002 are presented below (in thousands):

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2002             SEPTEMBER 30, 2002
                                                              ----------------------          ---------------------
     Revenue and Gain from Disposition
       Gain from extinguishment of debt....................             $  --                        $5,789
       Sales...............................................                --                           282
                                                                        -----                        ------
                                                                           --                         6,071
     Expenses
       Deferred federal income tax expense.................                --                         1,800
       Operating expenses..................................                --                           323
       Interest expense....................................                --                           183
       Litigation and other disposition costs..............                15                            46
                                                                         ----                        ------
                                                                           15                         2,352
                                                                         ----                        ------

       Income (loss) from discontinued hotel operations....              $(15)                       $3,719
                                                                         ====                        ======

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

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In February 2002, the lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgment of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the Company and completed the foreclosure in June 2002. The Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000 in the 2002 second quarter.

     Sales of $282,000 in the 2002 nine month period were principally attributable to the GuestHouse Suites hotel in Greenville, South Carolina, prior to its disposition in June 2002.

     Expenses. Operating expenses of $323,000 and interest expense of $183,000 for the 2002 nine months related to the Greenville hotel prior to its disposition. The litigation and other disposition costs principally relate to legal fees and other expenses in connection with the disposition and resolution of two litigation matters discussed below.

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

     The Company invested $3,500,000 in HEC during 2002 and an additional $1,992,000 in 2003 (including $941,000 in October 2003). HEC is presently in the development stage and has drilled or is drilling 21 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Currently, nine wells are producing, two wells have been temporarily abandoned, three wells are being drilled and six wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC has drilled and is completing a Texas Railroad Commission Class 1 disposal well, which should commence operations prior to the end of 2003 and will serve HEC's disposal needs as well as accommodate disposed water from third parties.

     Aggregate natural gas production, including royalty owner share and minor working interest participation, has risen to five million cubic feet per day, as of November 1, 2003, however, the wells are temporarily producing below their capabilities due to restrictions at HEC's sales and metering facilities. HEC has recently increased the delivery capacity at its facilities to accommodate the additional production.

     HEC currently plans to spud or drill an additional 5 to 10 wells during the balance of 2003 and at present is planning to continue its drilling pace during 2004. The number of wells drilled may vary based upon a variety of operational and economic conditions and additional capital will be required. HEC currently anticipates that it will solicit equity contributions from its shareholders in combination with secured and unsecured borrowings to meet its capital requirements.


     HEC holds oil and gas leases covering approximately 38,000 gross and 34,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas as of November 1, 2003.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

     There have been no changes to critical accounting policies identified and set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

RELATED PARTY TRANSACTIONS

     HRP. The Company's real estate subsidiaries earn asset management, property management, leasing and construction supervision fees for their management of HRP's real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP's properties; (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount by which the sales price of a property exceeds the purchase price of such property. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP expire on June 30, 2004 and provide for:
(i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and
(iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     A summary of the fees earned from HRP is detailed below (in thousands):

                                THREE MONTHS ENDED  NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                ------------------  ------------------
                                   2003     2002      2003      2002
                                --------  --------  --------  --------
Property management fees ....   $    469  $    522  $  1,467  $  1,516
Leasing fees ................        373       714     1,063     1,404
Asset management fees .......        153       155       456       464
Construction supervision fees        142        69       439       454
                                --------  --------  --------  --------

  Total .....................   $  1,137  $  1,460  $  3,425  $  3,838
                                ========  ========  ========  ========

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

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                               ---------------------               -----------------
                                                               2003             2002               2003         2002
                                                               ----             ----               ----         ----
     Consulting fees.......................................    $198             $198               $596         $596
     Office space and administrative services..............      27               27                 77           68
                                                               ----             ----               ----         ----

       Total...............................................    $225             $225               $673         $664
                                                               ====             ====               ====         ====

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

     HEC. The Company invested $3,500,000 in HEC during 2002 and an additional $1,992,000 in 2003 (including $941,000 in October 2003). The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company's officers and directors are investors in HEC.

     Brookwood. During 2000, Brookwood formed STA with an unrelated third party that is also in a textile-related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 note bearing interest at the prime rate and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly-owned subsidiary of Brookwood in September 2002. Brookwood reported sales to STA of $2,640,000 and $11,621,000 for the three month and nine month periods ended September 30, 2002, respectively.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND FINANCIAL COVENANTS

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2003 (in thousands):

                                                        PAYMENTS DUE DURING THE YEAR ENDING DECEMBER 31,
                                              ------------------------------------------------------------------
                                              2003*      2004    2005      2006     2007    THEREAFTER    TOTAL
                                              ------    -------   -------     ----    ----  ----------   -------
     CONTRACTUAL OBLIGATIONS
       Long term debt
         Amended and Restated
           Credit Agreement.................  $  252   $  1,052   $ 8,085     $ --    $ --    $   --     $ 9,389
         Loan Payable  .....................      42        153        --       --      --        --         195
         10% Debentures (face amount).......      --         --     6,468       --      --        --       6,468
         Loans payable (Brookwood)..........     221     11,870       478      277     196        70      13,112
       Capital lease obligations............     105        544        --       --      --        --         649
       Separation Agreement.................     125      3,500        --       --      --        --       3,625
       Operating leases.....................     281      1,076       834      653     538     1,614       4,996
                                              ------    -------   -------     ----    ----    ------     -------

           Total............................  $1,026    $18,195   $15,865     $930    $734    $1,684     $38,434
                                              ======    =======   =======     ====    ====    ======     =======

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                              DURING THE YEAR ENDING  DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                 2003*   2004      2005     2006    2007    THEREAFTER     TOTAL
                                                 ----    ----      ----     ----    ----    ----------     -----
    COMMERCIAL COMMITMENTS
       Employment contracts.................    $ 50     $200       $50       --      --          --        $300
       Letters of credit....................     126        -        --       --      --          --         126
                                                 ----    ----       ---      ---     ---         ---        ----

         Total..............................    $176     $200       $50       --      --          --        $426
                                                ====     ====       ===      ===     ===         ===        ====

     ---------------
     * For the three months ending December 31, 2003.

     FINANCIAL COVENANTS

     The Company's Amended and Restated Credit Agreement and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Amended and Restated Credit Agreement requires a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood's Key Credit Agreement requires compliance with various loan covenants and financial ratios, principally a debt service coverage ratio and a debt to equity ratio.

     Amended and Restated Credit Agreement. The principal ratios, as defined in the Amended and Restated Credit Agreement and the former Term Loan and Revolving Credit Facility, as of the end of the interim quarters in the year ending December 31, 2003 and for the quarter ended December 31, 2002 are provided below (dollar amount in thousands):

                                                                               QUARTERS ENDED
                                                              -------------------------------------------------------
                                                              SEPTEMBER 30,    JUNE 30,  MARCH 31,        DECEMBER 31,
           DESCRIPTION                   REQUIREMENT              2003           2003      2003              2002
   -------------------------  ------------------------------  ------------     -------   --------         -----------
   Net cash flow, as defined  must exceed $4,400 (a)........     $8,331         $6,967    $5,995            $5,941
   Debt service coverage      must exceed 1.2 to 1.0........       2.22           1.96      1.77              2.01
   Senior leverage            must be less than 2.5 to 1.0..       1.58           1.81      1.45              1.53
   Collateral value coverage  must exceed 200% of loan
                                balance.....................        406%           733%      769%              877%

    ----------------
    (a) Requirement was $3,400 prior to July 2003

     The Company was in compliance with its loan covenants under the Amended and Restated Credit Agreement and the former Term Loan and Revolving Credit Facility for all interim periods in 2003 and believes that it will be in compliance with its covenants for the quarter ending December 31, 2003.

     10% Debentures. The Indenture for the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue. The principal covenants prohibit any subsidiary of the Company from commencing receivership, bankruptcy or insolvency proceedings. The Company was in compliance with the covenants for all interim periods in 2003 and believes it will be in compliance with its covenants for the quarter ending December 31, 2003.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Key Credit Agreement. The principal ratios, as defined in the Key Credit Agreement, as of the end of the interim quarters in the year ending December 31, 2003 and for the quarter ended December 31, 2002 are provided below (dollar amounts in thousands):

                                                                               QUARTERS ENDED
                                                              -------------------------------------------------------
                                                              SEPTEMBER 30,    JUNE 30,  MARCH 31,        DECEMBER 31,
           DESCRIPTION                   REQUIREMENT              2003           2003      2003              2002
   -------------------------  ------------------------------  ------------     -------   --------         -----------
   Minimum net income,
     as defined               must exceed $1,500 ytd 12/31/02        --             --        --            $1,436
   Debt service coverage      must exceed 1.25 to 1.00......       2.29           2.06      2.22              1.91
   Debt to equity             must be less than 45% in 2003;
                              50% in 2002...................         38%            43%       40%               39%

     Brookwood was in compliance with its loan covenants for all interim periods during 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income for the year ended December 31, 2002 was $1,436,000. Brookwood obtained a waiver for this violation. The Key Credit Agreement does not contain a minimum net income covenant for 2003. Brookwood was in compliance with its covenants for all interim periods in 2003, and believes that it will be in compliance with its covenants for the quarter ending December 31, 2003.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position increased by $358,000 during the 2003 nine month period to $1,735,000 as of September 30, 2003. The primary sources of cash were $242,000 from operating activities and $5,222,000 provided by financing activities. The primary uses of cash were additional investments of $2,988,000 and $1,051,000 in HRP and HEC, respectively, and $1,067,000 for textile products equipment.

     The Company principally operates in the real estate and textile products business segments. During 2002, the Company reentered the energy business as a minority owner in HEC.

     The Company's real estate segment generates funds principally from its property management and leasing activities, without significant additional capital costs. The Company has pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Amended and Restated Credit Agreement and the remaining 30,035 HRP units to secure all of the capital leases.

     The Company's textile products segment generates funds from the dyeing, printing and laminating of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities. At September 30, 2003, Brookwood had approximately $5,853,000 of unused borrowing capacity on its revolving line of credit facility. In the year ended December 31, 2002 and nine month period ended September 30, 2003, Brookwood paid $250,000 and $1,062,000, respectively, to the Company under its tax sharing agreements, but paid no cash dividends. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood's compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for all interim periods in 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood's net income was $1,436,000. Brookwood obtained a waiver for this violation. The loan does not contain a minimum net income covenant for 2003. Brookwood was in compliance with its covenants for all interim periods in 2003, and believes that it will be in compliance with its covenants for the quarter ending December 31, 2003.

     The Brookwood revolving and acquisition facilities, with a combined balance of $11,021,000 at September 30, 2003, mature in January 2004. Brookwood intends to extend or refinance these facilities prior to maturity.

     In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust, N.A. The Term Loan and Revolving Credit Facility was comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan proceeds were used in part to repay the $1,500,000 convertible loan from a stockholder in March 2002. The term loan bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company's option of prime plus 0.50%, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and $3,500,000 in 2003 (including $1,200,000 in October 2003), and therefore has no unused borrowing capacity.

     In July 2003, the Company and HWG, LLC entered into the Amended and Restated Credit Agreement with First Bank and Trust, N.A. In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 Special Purpose Term Loan are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 6 to the condensed consolidated financial statements. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and will require a monthly payment of $48,365. The Company has not yet drawn the Special Purpose Term Loan, as it has not exercised the option associated with the Separation Agreement.

     Proceeds of the new $5,000,000 Special Purpose Credit Facility, drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12 to the condensed consolidated financial statements. The Special Purpose Credit Facility bears

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Company was in compliance with the loan covenants for the Amended and Restated Credit Agreement and former Term Loan and Revolving Credit Facility for all interim periods during 2003.

     In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,988,000. The court's judgment was not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, with a portion of the proceeds from the sale of its Former HEC investment, the Company paid HRP $6,405,000, including post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. As further discussed in Note 12 to the condensed consolidated financial statements, the Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by the Company in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, the Company paid the judgment amount plus interest in October 2001. Under the trial court's decision on remand, the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiffs $3,000,000 in attorneys' fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. In August 2003, the Company paid $5,000,000 of the judgment with proceeds from the Special Purpose Credit Facility and the balance due, $1,796,000 at September 30, 2003, bears simple interest at the statutory rate of 7%.

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

     In October 2003, Brookwood received a Notice of Violation from Rhode Island state authorities regarding certain environmental matters. Brookwood expects the cost of resolving these matters to be approximately $1,600,000 over the next three years, which relates primarily to the purchase and installation of various environmental control equipment.

     In February 2000, Brookwood acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty-six monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. No amounts have been paid or were owed in relation to this contingency.

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


liquidity and it may not be able to meet its debt service requirements. The Company believes it can generate sufficient revenues and/or borrow on its credit facilities to meet its liquidity needs. See Notes 4 and 5 to the Company's condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     In the interest of providing stockholders and debentureholders with certain information regarding the Company's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products; the volatility of natural gas prices; the ability to replace and expand natural gas reserves; and the imprecise process of estimating natural gas reserves and future cash flows. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company's periodic reports and filings with the Securities and Exchange Commission.

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risks during the quarter ended September 30, 2003.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of September 30, 2003, the Company's total outstanding loans and debentures payable of $29,813,000 were comprised of $10,517,000 of fixed rate debt and $19,296,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $298,000, assuming that outstanding debt remained at current levels.

     The Company's real estate division through its investment in HRP will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of September 30, 2003, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP's exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.


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

     Internal controls. Other than the improvements noted above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     2   Changes in Securities                                                           None

     3   Defaults upon Senior Securities                                                 None

     4   Submission of Matters to a Vote of Security Holders                             None

     5   Other Information

               On May 1, 2003, High River Limited Partnership ("High River"), an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Hallwood Realty evaluated the offer and advised HRP unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that, if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 2/3% of the outstanding HRP units. Thereafter, the board of directors of Hallwood Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as of October 17, 2003, 60,986 units had been tendered to High River. The offer has been extended several times and currently expires November 18, 2003.

              At the direction of the board of directors of Hallwood Realty, Morgan Stanley is actively engaged in a process of identifying alternatives that may be in the best interests of the HRP unitholders, focusing primarily on discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the Hallwood Realty board believes would be in the best interest of all partners of HRP, including an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries. Although HRP is working with Morgan Stanley and these interested parties, there can be no assurance that a transaction with respect to HRP will result from those discussions.

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

         (a)  Exhibits

              31.1   Certification of the Chief Executive Officer Pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

              31.2   Certification of the Chief Financial Officer Pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

              32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002, filed herewith.

         (b)  Reports on Form 8-K

                     Dated August 15, 2003 - On August 12, 2003 The Hallwood Group Incorporated issued a press release regarding its results of operations for the second quarter ended June 30, 2003. (Such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended).


--------------------

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE HALLWOOD GROUP INCORPORATED



Dated: November 13, 2003         By:             /s/ Melvin J. Melle
                                    --------------------------------------------
                                            Melvin J. Melle, Vice President
                                    (Principal Financial and Accounting Officer)

                THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                                   DESCRIPTION
    -------            ---------------------------------------------------------
     31.1              Certification of the Chief Executive Officer, pursuant to
                       Section 302 of Sarbanes-Oxley Act of 2002

     31.2              Certification of the Chief Financial Officer, pursuant to
                       Section 302 of Sarbanes-Oxley Act of 2002

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002