Form 10-K
period 2003-12-31
HALLWOOD GROUP INC
filed 2004-03-30
CIK 355766

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the Year Ended December 31, 2003	Commission File Number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(214) 528-5588

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock ($0.10 par value)	American Stock Exchange
10% Collateralized Subordinated Debentures Due July 31, 2005	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Series B Redeemable Preferred Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2003, based on the closing price of $14.60 per share on the American Stock Exchange, was $8,698,000.

      1,326,343 shares of Common Stock, $0.10 par value per share, were outstanding at March 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

PART I

Item 1.	Business

      The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation, is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. Financial information for each business segment is set forth in Note 19 to the consolidated financial statements. The Company’s former energy and hotel business segments were previously reclassified as discontinued operations.

      Real Estate. Real estate operations are conducted primarily through the Company’s wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC (“HCRE”). Hallwood Realty is the sole general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly-traded, master limited partnership (AMEX:HRY). At December 31, 2003, HRP owned 14 real estate properties in six states containing 5,207,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses. HRP’s Form 10-K for the year ended December 31, 2003 is included elsewhere within this document.

      Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. Hallwood Realty and HWG, LLC account for their respective investment in HRP using the equity method of accounting, recording their pro rata share of net income (loss), net of an elimination for intercompany profits, net comprehensive income (loss) and partners’ capital transactions reported by HRP.

      Tender Offer. On May 1, 2003, High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Hallwood Realty evaluated the offer and advised HRP unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that, if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 2/3% of the outstanding HRP units. Thereafter, the board of directors of Hallwood Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as of March 22, 2004, 65,708 units had been tendered to High River. The offer has been extended several times and currently expires April 2, 2004.

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

      Real estate accounted for 4% of the Company’s total revenues from continuing operations in 2003, compared to 7% in 2002 and 10% in 2001.

      Textile Products. Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

      Brookwood operates as a converter in the textile industry, purchasing fabric from mills that is dyed and finished and/or laminated at its own plants, located in Rhode Island, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood, a large textile converter of nylon and some polyester fabrics, is one of the largest coaters of woven nylons in the United States. Brookwood is known for its extensive, in-house expertise in high-tech fabric development, and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by consumers, military and industrial customers.

      The Brookwood Roll Goods Division serves manufacturers by maintaining an extensive in-stock, short-lot service of woven nylon and polyester fabrics, offering an expansive inventory in excess of two million yards stocked in a wide array of colors. As speed is essential in this area, Brookwood Roll Goods has positioned its sales and distribution facilities in southern California and Rhode Island to allow shipment on a same day/ next day basis.

      The First Performance Fabric Division buys and sells promotional goods, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at promotional prices. Products include nylon for consumer uses, such as activewear, outerwear, swimwear as well as nylons used for balloons, luggage, bags, flags and banners.

      During 2000, Brookwood formed a joint venture, Strategic Technical Alliance, LLC (“STA”), with an unrelated party that is also in a textile-related industry. The business of STA is to market advanced breathable, waterproof laminate materials for military applications. STA was 50% owned by each party with operating and management decision-making shared equally by both parties. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood, effectively making STA a wholly owned Brookwood subsidiary. Since that date, the financial results of STA have been fully consolidated. Prior to the acquisition, Brookwood used the equity method of accounting.

      The textile industry historically experiences cyclical swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood enjoys a fairly steady stream of orders that comprise its backlog. However, the cyclical swings and backlog are subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to support its sales requirements and has historically enjoyed a consistent turnover ratio.

      In January 2003, Brookwood was granted a patent for its “breathable, waterproof laminate and method for making same”, which is a critical process in its production of speciality fabric for U.S. military contractors. Brookwood has no other patents pending. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

      Textile products accounted for 92% of the Company’s total revenues from continuing operations in 2003, compared to 88% in 2002 and 86% in 2001.

      Other. Other revenues include amortization of deferred revenue from a $7,250,000 noncompetition fee received from the sale of its former energy investment in May 2001, revenue from a leased hotel property (a 112-room GuestHouse Suites Plus hotel in Huntsville, Alabama), equity income (loss) from its investment in an affiliated, private energy company and interest and other income.

      Other expenses include administrative, interest, hotel operating costs, cost of a separation agreement among the Company, a former officer and director and a related trust (the “Separation Agreement”), and loss from debt extinguishment. Administrative expenses represent the general costs of operating a public company, including consulting fees paid to HSC Financial Corporation, an entity associated with the Company’s chairman and principal stockholder, Anthony J. Gumbiner. Hotel operating costs relate only to the leased hotel property the Company continues to operate. Interest expense relates principally to loans with First Bank & Trust N.A. under an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) and predecessor term loan and revolving credit facility (the “Term Loan and Revolving Credit Facility”), 10% Collateralized Subordinated Debentures (the “10% Debentures”), the cost of Separation Agreement, the former Senior Secured Term Loan and former loans from the Company’s chairman and principal stockholder. The cost of Separation Agreement recorded in 2002 represents an additional accrual for the sum of future cash payments through December 2004. The loss from extinguishment of debt relates to the write off of unamortized deferred loan costs associated with the repayment of the former Senior Secured Term Loan in 2001.

      Energy Investments. The Company invested $3,500,000 in Hallwood Energy Corporation (“HEC”), an affiliated, private energy company during 2002, $1,997,000 in 2003, and an additional $566,000 in January 2004. As of March 23, 2004, HEC has drilled or is in the process of drilling 37 wells in the Barnett Shale Formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Twenty-six wells are producing, one well has been plugged and abandoned, one well is being drilled and eight wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC has completed a commercial salt water disposal well and facility, which went into operation in March 2004 and will serve HEC’s disposal needs as well as accommodate disposed water of third parties.

      Aggregate natural gas production in March 2004, including royalty owner share and minor working interest participation, rose to over 18 million cubic feet per day and HEC is transporting third party gas of approximately three million cubic feet per day. Additional production is presently curtailed due to restrictions at the TXU Energy (“TXU”) metering and sales tap in Cleburne. HEC and TXU are in the process of expanding this facility, which will allow HEC to deliver in excess of 21 million cubic feet of gas per day. These facility modifications are in process and will be completed in the 2004 second quarter. HEC believes that existing wells, new wells drilled and wells in the completion stage will bring combined total sales to a level in excess of the increased capacity at the Cleburne facility in the near future and HEC is constructing an additional tap and compression facility to the TXU sales line. Additionally, HEC is in the process of securing a tap and facility that will allow take away south of the Cleburne facility and into a separate transmission line.

      HEC could drill in excess of 50 wells in 2004; however, drilling plans may vary depending upon a number of variables and economic conditions. HEC secured a $15,000,000 loan facility in December 2003 and as of March 1, 2004 had drawn $10,000,000 on the facility. HEC is attempting to secure a revolving line of credit from a commercial oil and gas lending bank to fund additional capital requirements in 2004 and to eliminate the existing loan.

      HEC holds oil and gas leases covering approximately 38,000 gross and 34,000 net acres in Johnson and Hill Counties, Texas as of March 1, 2004.

      The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in HEC.

      In the 2004 first quarter, the Company invested $659,000 in Hallwood Exploration, L.P. (“Hallwood Exploration”), a newly formed, affiliated, private energy company. Hallwood Exploration was formed to develop an oil and gas exploration opportunity in Louisiana and is currently acquiring leases and seismic data. The Company owns approximately 20% of Hallwood Exploration and will account for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in Hallwood Exploration.

      Discontinued Operations — Hotels. Hotel operations were conducted through the Company’s wholly owned subsidiaries, Hallwood Hotels, Inc. (“Hallwood Hotels”) and Brock Suite Hotels, Inc. (“Brock Hotels”). Hallwood Hotels held a long-term leasehold interest in the Holiday Inn and Suites hotel, located in Longboat Key, Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owned fee interests in two GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and holds a long-term leasehold interest in a GuestHouse Suites Plus property located in Huntsville, Alabama.

      In December 2000, the Company decided to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures, or by selling or otherwise disposing of its hotel properties, and recorded impairments to reduce the carrying value of the hotels to estimated market value. In December 2001, the Company further evaluated each of the hotels operated and determined it was appropriate to record additional impairments of $935,000 to reduce their carrying values to estimated fair market values.

      In January 2001, a receiver was appointed to administer the disposition of the GuestHouse Suites Plus hotel in Greenville, South Carolina. In February 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites hotel in Sarasota, Florida. In March 2001, receivers were appointed to administer the disposition of the GuestHouse Suites Plus hotel in Tulsa, Oklahoma and the Airport Embassy Suites hotel in Oklahoma City, Oklahoma. In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby the Company transferred all of its capital stock of Hallwood Hotels — OKC, Inc., the entity that owned the Embassy Suites hotel, to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan. The Company reported the transaction as a gain from extinguishment of debt in the amount of $316,000, before a deferred tax charge of $100,000.

      During 2001, the Company determined it would retain its leasehold interest in the GuestHouse Suites Plus hotel located in Huntsville, Alabama, the results of which have been reported in continuing operations.

      In January 2002, with assistance and consent of the lender, the Company sold the GuestHouse Suites Plus hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement, which included a release that discharged the Company from any further loan obligations. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000. In February 2002, the lender for the GuestHouse Suites Plus hotel in Greenville, South Carolina obtained a court judgment of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000.

      The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel; and (ii) to pay $250,000 in cash, in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the aforementioned promissory note will be fully amortized in December 2004.

      Discontinued Operations — Energy. In March 2001, Hallwood Energy Corporation (“Former Hallwood Energy”) announced that it had signed a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”), agreed to acquire all the outstanding common stock and Series A Cumulative Preferred Stock of Former Hallwood Energy. In May 2001, Pure announced that it had successfully completed its tender offer. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

      Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Former Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company may not, directly or indirectly, engage in certain oil and gas activities in certain geographic areas without the prior consent of Pure. Former Hallwood Energy was engaged in the development, exploration, acquisition and production of oil and gas properties. Former Hallwood Energy owned interests in properties primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the Permian Basin in West Texas and onshore

South Louisiana. The Company also agreed to keep Former Hallwood Energy’s confidential and proprietary information strictly confidential.

Competition, Risks and Other Factors

The Company.

      If the Company cannot generate sufficient cash flows from operations, it may need additional capital. If the Company cannot generate enough cash flow from operations to finance its business in the future, it will need to raise additional capital through public or private financing or asset sales. If the Company borrows money, it may be required to agree to restrictions limiting its operating flexibility. If the Company requires additional capital but is not able to obtain such capital, it would have a material adverse effect on its operations and the Company’s ability to service its existing debt.

      Risk of Rising Interest Rates. A portion of the Company’s indebtedness bears interest at variable rates. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Accordingly, increases in interest rates could increase the Company’s interest expense, which could adversely affect cash flow from future operations and the Company’s ability to service its debt.

      Influence of Significant Stockholder. The Company’s chairman, Anthony J. Gumbiner, is a significant stockholder of the Company. Mr. Gumbiner owns approximately 64% of the Company’s outstanding common stock (68% including currently exercisable stock options) as of March 2004. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

      Competition for Skilled Personnel Could Increase Labor Costs. The Company competes with various other companies in attracting and retaining qualified and skilled personnel. It depends on its ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of the Company. Competitive pressures may require that the Company enhance its pay and benefits package to compete effectively for such personnel. If there is an increase in these costs, or if the Company fails to attract and retain qualified and skilled personnel, its business and operating results could be adversely affected.

      The Company is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed. The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

      Restrictions on Stock Transfers and Ownership Limits. The Company’s Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company’s common stock in order to protect certain federal income tax benefits. The restriction prohibits any transfer of common stock to any person that results in ownership in excess of 4.75% of the then outstanding shares. The restriction can be waived only with the approval of the Company’s board of directors. The restriction can impede a third party from acquiring the Company, even if such an acquisition would be beneficial to the Company’s stockholders.

      Risk of Loan Covenant Violations or 10% Debenture Restrictions. The Company’s Amended and Restated Credit Agreement and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Amended and Restated Credit Agreement requires a minimum net cash flow, as defined, of $4,400,000, a minimum debt service coverage ratio for each rolling four quarter period, as defined, of 1.20 to 1.00, a senior leverage ratio, as defined, of no greater than 2.50 to 1.00 and a minimum collateral value coverage of 200% of the outstanding loan balance. Additionally, Brookwood’s credit agreement requires compliance with various loan covenants and financial ratios, principally a current ratio of 1.40 to 1.00, an EBITDA to total fixed charges ratio of 1.25 to 1.00 and a total funded debt to total capitalization ratio of 45%. The Indenture governing the 10% Debentures contains various covenants, principally associated with a subsidiary commencing receivership, bankruptcy or insolvency proceedings, which if violated, may result in a call of the entire issue.

      Risk of Litigation. The Company is currently a party to various litigation matters, as described more fully in Item 3 — Legal Proceedings and Note 18 to the Company’s consolidated financial statements. An unfavorable decision on the matters could have an adverse effect on the Company. In particular, the Company is a defendant in certain litigation in Delaware state court styled High River Limited Partnership/ I.G. Holdings, Inc. vs. Hallwood Realty LLC, et al.

Real Estate.

      Concentration Risks. The Company’s real estate subsidiaries receive a substantial portion of their revenues from management, leasing and other services provided to HRP. Any adverse effect on HRP’s operations could affect the Company through reduced fee income. Further, the early cancellation or non-renewal of the management contracts between HRP and the Company’s real estate subsidiaries, which currently provide that they expire in June 2004, would have a material adverse effect on the Company.

      Deterioration in Economic Conditions and the Real Estate Markets Could Impair HRP’s Business. The commercial real estate industry depends on a number of factors relating to global, national, regional and local general and economic conditions, including war, threat of war, inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP’s business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP’s financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

      HRP’s cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessful appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

      Interest Rate Risks. Because only one of its mortgage loans, with a $25,000,000 principal balance and interest at LIBOR plus 130 basis points, has a floating interest rate, HRP’s exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing interest rate. As of December 31, 2003, HRP had mortgage loans totaling $184,554,000 with fixed interest rates from 5.76% to 8.7% (with an effective average interest rate of 8.0%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate, compared to the existing rate, will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

      Insurance Risks. Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business, and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP’s ability to obtain appropriate insurance coverages. However, at this time the only impact on HRP has been an increase in premiums. HRP has terrorism insurance coverage of $100,000,000 for liability and for full value of its properties.

      Environmental Risks. Various national, state and local laws and regulations impose liability on real property owners, such as HRP, for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances. The liability may be imposed even if the original actions were legal and HRP did not know of, or was not responsible for, the presence of such hazardous or toxic substances. HRP may also be solely responsible for the entire payment of the liability if it is subject to joint and several liability with other responsible parties who are unable to pay. HRP may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site. HRP cannot be sure that any of such liabilities to which it may become subject will not have a material adverse effect upon its business, results of operations or financial condition. Certain HRP properties are known to contain asbestos. Removal of asbestos at HRP’s properties is not required because it is cementitious, it is not friable and because the procedures in HRP’s site environmental program Operations and Maintenance Manual are performed as required.

      Competition. HRP’s properties are subject to substantial competition from similar properties in the vicinity in which they are located. In addition, there are numerous other potential investors seeking to purchase improved real property and many property holders seeking to dispose of real estate with which HRP will compete, including companies substantially larger than HRP and with substantially greater resources.

      Other. HRP’s business is subject to other factors: (i) HRP’s basic investment strategy is to hold real estate properties until what it believes to be an optimal time to sell them. HRP normally would sell properties during relatively strong real estate markets, however factors beyond HRP’s control could make it necessary for HRP to dispose of properties during weak markets. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of assets during weak markets; (ii) HRP has financed its operations with cash flow from profitably operating its established properties. If HRP does not generate enough cash from operations to finance its business in the future, it will need to raise additional funds through public or private financing or asset sales. If HRP borrows additional funds, it may be required to agree to restrictions limiting its operating flexibility. If HRP requires additional funds and is not able to obtain such funds, it would have a material adverse effect on HRP’s operations; (iii) HRP has certain mortgage loans that require compliance with loan covenants and restrictions, which if not met will trigger a default. Additionally, these loans contain restrictions that limit certain actions; and (iv) HRP is currently a party to certain litigation, the outcome of which is uncertain.

Textile Products.

      Supplier Risks. Brookwood purchases a significant amount of the fabric it uses from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics from its suppliers.

      Concentration of Revenue Risk. Brookwood had one customer that accounted for more than 10% of its net sales during 2003 and 2002. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2004. Sales to that customer were $30,067,000, $18,600,000 and $3,800,000 in 2003, 2002 and 2001, respectively.

      Concentration of Credit Risk. The financial instruments that potentially subject Brookwood to concentration of credit risk consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood manages its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors.

      The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk, if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements.

      Risk of Loan Covenant Violations. Brookwood’s credit agreement requires compliance with various loan covenants and financial ratios, principally a current ratio of 1.40 to 1.00, an EBITDA to total fixed charges ratio of 1.25 to 1.00 and a total funded debt to total capitalization ratio of 45%. Brookwood was in compliance with its loan covenants for all interim periods during 2003 and as of December 31, 2003.

      Environmental Risks. Kenyon Industries, Inc. (“Kenyon”) and Brookwood Laminating, Inc. (“Brookwood Laminating”) are wholly owned subsidiaries of Brookwood. Kenyon and Brookwood Laminating are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements. Kenyon and Brookwood Laminating are also subject to laws, such as The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Kenyon and Brookwood Laminating are not aware of any releases for which they may be liable under CERCLA or any analogous provision. Actions by federal, state and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the cost and/or the ability to produce products and thereby have a material adverse effect upon Kenyon, Brookwood Laminating or Brookwood.

      In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood has initiated the process to acquire the requisite equipment.

      Brookwood does not currently anticipate any material adverse effect on its business, results of operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of Brookwood’s business, there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

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

      Brookwood sells primarily to domestic manufacturers, some of which operate offshore sewing operations. Some of Brookwood’s customers have moved their business offshore during the past few years. Brookwood has responded by shipping fabric to Asia directly and also by supplying finished products and garments directly to manufacturers. Brookwood competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than Brookwood. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Brookwood’s management believes that Brookwood maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

      Brookwood’s competitive position varies by product line. There are several major domestic competitors in the synthetic fabrics business, none of which dominates the market. Brookwood believes, however, that it has a strong competitive position. In addition, Brookwood believes it is one of only three finishers successful in printing camouflage on nylon for sale to apparel suppliers of the U.S. government. Additional competitive strengths of Brookwood include: knowledge of its customers’ business needs; its ability to produce special fabrics such as textured blends; state of the art fabric finishing equipment at its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

      Risks Relating to Imports. Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements, which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration, is estimated to represent in excess of 90% of the U.S. market.

      The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices. The establishment of the World Trade Organization (“WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel through 2004. In addition, tariffs on textile and apparel products will be reduced, but not eliminated, over the same ten-year period. After the end of ten years, the textile and apparel trade would revert to regular WTO rules that prohibit quotas and most other non-tariff barriers. The U.S. government has recently unveiled a proposal to eliminate worldwide tariffs for manufactured goods by 2015. The European Union has also proposed significant reductions in tariffs. These proposals will be discussed during the ongoing WTO Doha Round of multilateral negotiations, and could lead to further significant changes in worldwide tariffs beyond those already anticipated.

      The U.S. government has also engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade; “fast track” authority to negotiate new agreements has been granted by Congress, making new agreements in this field more likely. China has gained admission to the WTO and access to the more liberal trade regime currently being phased in, with an attendant rapid increase in its textile and apparel exports. The U.S. government has also entered into a free trade agreement with Jordan and Chile and proposed similar agreements with Singapore and certain African countries.

      Labor Relations. Brookwood’s Kenyon subsidiary has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 256 employees at its Rhode Island plant facilities, effective from March 1, 2004. Management believes that overall relations with employees are good.

Related Party Transactions

      HRP. The Company’s real estate subsidiaries earn asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP’s properties; (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties; and, (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount by which the sales price of a property exceeds the purchase price of the property. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP expire on June 30, 2004 and provide for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

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

      A summary of the fees earned from HRP is detailed below (in thousands):

	Years Ended December 31,

	2003	2002	2001

Property management fees	$1,979	$2,029	$2,009
Leasing fees	1,556	2,151	2,158
Construction supervision fees	698	582	1,204
Asset management fees	605	618	609
Disposition fees	—	—	120

Total	$4,838	$5,380	$6,100

      HSC Financial Corporation. The Company has entered into a financial consulting contract with HSC Financial Corporation (“HSC”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, at a rate of $795,000 per year ($495,000 prior to May 2001 and $954,000 after February 2004). HSC is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. Additionally, the Company reimburses HSC for reasonable and necessary expenses of office space and administrative services. A summary of the fees and expenses paid to HSC are detailed below (in thousands):

	Years Ended
	December 31,

	2003	2002	2001

Consulting fees	$795	$795	$683
Office space and administrative services	104	98	86
Bonus	33	33	33

Total	$932	$926	$802

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

      Hallwood Investments Limited. During 2000 and 2001, the Company entered into loan agreements with Hallwood Investments Limited, an entity with which Mr. Gumbiner is associated, whereby the Company borrowed funds in the amount of $4,000,000. Several factors contributed to the Company’s cash flow needs at the time, including difficulties experienced by the Company’s hotel operations and restriction on the availability of distributions and tax-sharing payments from Brookwood. The loans bore an interest rate of 10% and were repaid by the Company in December 2001 and March 2002.

      HEC. During 2002 and 2003, the Company invested $5,497,000 in HEC, a private energy company. In January 2004, the Company invested an additional $566,000 in HEC. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in HEC.

      Hallwood Exploration. In the 2004 first quarter, the Company invested $659,000 in Hallwood Exploration, a newly-formed, private energy company. The Company owns approximately 20% of Hallwood Exploration and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in Hallwood Exploration.

      Brookwood. During 2000, Brookwood formed STA with an unrelated party that is also in a textile-related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 note bearing interest at the prime rate and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. Prior to October 2002, Brookwood reported sales to STA of $11,444,000 and $5,342,000 for the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively.

Financial Covenants

      The Company’s Amended and Restated Credit Agreement and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Amended and Restated Credit Agreement requires a minimum net cash flow, as defined, of $4,400,000, a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood’s Key Credit Agreement requires compliance with various loan covenants and financial ratios, principally a debt service coverage ratio and a debt to equity ratio. In January 2004, the Key Credit Agreement was renewed. The current ratio covenant and total funded debt to total capitalization ratio covenant were eliminated in the renewal. A total debt to tangible net worth ratio covenant was added.

      Amended and Restated Credit Agreement. The principal ratios, as defined in the Amended and Restated Credit Agreement and the former Term Loan and Revolving Credit Facility, as of December 31, 2003 and the end of the interim quarters in the year ended December 31, 2003 are provided below (dollar amounts in thousands):

		Quarters Ended in 2003

Description	Required Amount	December 31,	September 30,	June 30,	March 31,

Net cash flow, as defined	must exceed $4,400(a)	$8,869	$8,331	$6,967	$5,995
Debt service coverage	must exceed 1.2 to 1.0	2.18	2.22	1.97	1.77
Senior leverage	must be less than 2.5 to 1.0	1.51	1.58	1.81	1.41
Collateral value coverage	must exceed 200% of loan balance	349%	406%	733%	769%

(a)	requirement was $3,400 prior to July 2003

      The Company was in compliance with its loan covenants under the Amended and Restated Credit Agreement and the former Term Loan and Revolving Credit Facility as of December 31, 2003 and for all interim periods during 2003.

      10% Debentures. The Indenture governing the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue. The principal covenants prohibit any subsidiary of the Company from commencing receivership, bankruptcy or insolvency proceedings. The Company was in compliance with its loan covenants for the 10% Debentures as of December 31, 2003 and for all interim periods during 2003.

      Key Credit Agreement. The principal ratios, as defined in the Key Credit Agreement as of December 31, 2003 and the end of the interim quarters in the year ended December 31, 2003 are provided below:

		Quarters Ended in 2003

Description	Required Amount	December 31,	September 30,	June 30,	March 31,

Current ratio	must exceed 1.40 to 1.00	1.60	1.60	1.60	1.70
EBITDA to total fixed charges	must exceed 1.25 to 1.00	1.44	2.29	2.06	2.22
Total funded debt to total capitalization	must be less than 45%	36%	38%	43%	40%

      Brookwood was in compliance with its loan covenants under the Key Credit Agreement as of December 31, 2003 and for all interim periods during 2003.

      Number of Employees. The Company had 584 and 548 employees as of February 28, 2004 and 2003, comprised as follows:

	February 28,

	2004	2003

Hallwood	5	5
Brookwood	459	425
HCRE	68	68
Hotel	30	28
Hallwood Realty	22	22

Total	584	548

      A substantial amount of the salaries and related costs for the employees of HCRE and Hallwood Realty are reimbursed by HRP.

      Brookwood’s Kenyon subsidiary has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 256 employees at its Rhode Island plant facilities, effective from March 1, 2004. Management believes that overall relations with employees are good.

Available Information

      The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on its website at www.hallwood.com, as soon as reasonable practicable after such reports are electronically filed with the Securities and Exchange Commission. Additionally, the Company’s Code of Business Conduct and Ethics, Whistle Blower Policy and Audit Committee Charter may be accessed through the website.

Executive Officers of the Company

      In addition to Anthony J. Gumbiner, age 59, who serves as Director, Chairman and President, (see Item 10) the following individuals also serve as executive officers of the Company:

      William L. Guzzetti, age 60, has served as Executive Vice President of the Company since October 1989. Mr. Guzzetti has served as President, Chief Operating Officer and a Director of Former Hallwood Energy from December 1998 until May 2001. He was President, Chief Operating Officer and a director of the general partner of Hallwood Energy Partners, L.P. from February 1985 until June 1999 and as President, Chief Operating Officer and a Director of Hallwood Consolidated Resource Corporation from May 1991 until June 1999. Since November 1990 and May 1991, Mr. Guzzetti has served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He has served as the President and a director of HEC since December 2002. He is a member of the Florida Bar and the State Bar of Texas.

      Melvin J. Melle, age 61, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

      Amber M. Brookman, age 61, has served as President, Chief Executive Officer and Director of Brookwood since 1989.

Item 2.	Properties

Real Properties

      The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

      Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

	December 31, 2003

	Operating	Non-Operating
Property Type	Properties	Properties	Total	Percentage

Dyeing and finishing plant — Rhode Island(1)	$5,063	$—	$5,063	91%
Hotel — Alabama(2)	455	—	455	9
Parking Lot — Texas(3)	—	50	50	*

Total	$5,518	$50	$5,568	100%

*	Less than 1%.

(1)	Property pledged as collateral under loan agreement.

(2)	Cost represents purchased leasehold interest and capital improvements. Property pledged as collateral under bond indenture.

(3)	Pledged in connection with settlement of hotel litigation matter.

	December 31, 2003

	Number of
Geographic Distribution	Investments	Amount	Percentage

Rhode Island	1	$5,063	91%
Alabama	1	455	9
Texas	1	50	*

Total	3	$5,568	100%

*	Less than 1%.

      As of December 31, 2003 no single real estate property constituted 10% or more of the Company’s consolidated assets.

      The textile products’ dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood’s Key Bank Credit Agreement contains a covenant to reasonably maintain property and equipment.

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

      Brookwood leases its corporate headquarters in New York City pursuant to a lease which expires in August 2006.

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

      In June 1997, an action was filed against the Company, HRP, HRP’s general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Court of Chancery of the state of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement and fraud in connection with certain transactions involving HRP’s limited partnership units in the mid 1990’s. The Company was alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner’s outside directors were entitled to judgment dismissing all claims brought against them.

      A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of HRP units to the Company in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP’s partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.

      On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by the Company in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, the Company paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Delaware Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending the matter.

      As discussed in Note 5 to the Company’s consolidated financial statements, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. As of December 31, 2003, $1,827,000, including interest, remained unpaid and is reflected on the Company’s balance sheet within “Interest, litigation and other accrued expenses,” of which $1,781,000 bears simple interest at the statutory rate of 7% until paid.

      In April 2003, an action was filed against HRP’s general partner, Hallwood Realty (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15% or more of the units of HRP, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

      In April 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP’s Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner’s recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner’s recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

      On October 7 and 8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between the Company and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that the Company and its principal stockholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiff’s motion to amend their complaint to add these claims.

      The Company was a party to certain litigation in the Delaware Court of Chancery styled, Corporate Property Associates 6 and Corporate Property Associates 7 v. The Hallwood Group Incorporated (C.A. 15661 — NC), that involved a four-year, $500,000 promissory note of the Company due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The agreement under which the note was issued also provided that the pledgee (“CPA,” or the “Noteholder”) had the right to receive up to an additional $500,000 based on the increase in price of the HRP units. In 1996, the Company and CPA entered into an agreement under which the Company would pay off the principal and interest on the note and all other obligations between the parties would be ended. Subsequently, CPA refused to go forward with the agreement and this litigation was instituted. In December 1999, the Company and the Noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the Noteholder; (ii) the Company deposit $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the Noteholder release its collateral of 89,269 HRP units. The parties reserved their rights to proceed with the litigation. Trial was held in June 2001 in the Delaware Court of Chancery. In February 2002, the court rendered its decision in favor of the Company. In March 2002, the court entered an order that provided for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The Noteholder filed an appeal in April 2002. Oral arguments before the Delaware Supreme Court were heard in September 2002, and a rehearing en banc was held in November 2002. In March 2003, the Delaware Supreme Court issued its opinion reversing the finding of the Trial Court that certain language in the letter agreement in question constituted a general release of Hallwood’s obligations. On March 21, 2003, the parties submitted to the Chancery Court an agreed proposed Order and Judgment, which was signed by the Chancery Court and terminated the litigation. The Order and Judgment provided for payment out of the escrowed funds of approximately $547,000 to CPA and $437,000 to the Company. The Company received its share of the escrowed funds on March 31, 2003.

      The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel in Oklahoma City, Oklahoma and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel in Sarasota, Florida. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the aforementioned promissory note will be fully amortized in December 2004.

      The Company and its subsidiaries are from time to time involved in various other legal proceedings in the ordinary course of their respective businesses. Management believes that the resolution of the aforementioned litigation matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the period.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the American Stock Exchange under the symbol of HWG. There were 719 stockholders of record as of March 18, 2004.

      The following table sets forth, for the periods indicated, a two-year record of high and low closing prices on the American Stock Exchange.

	Years Ended December 31,

	2003		2002

Quarters	High	Low	High	Low

First	$6.60	$6.25	$6.60	$6.00
Second	17.00	6.50	6.90	5.60
Third	19.88	14.30	7.60	5.30
Fourth	20.95	17.51	7.26	6.50

      The Company did not pay cash dividends in 2003 or 2002 and, so long as the Amended and Restated Credit Facility remains outstanding, the Company is restricted from paying cash dividends on its Common Stock.

      The closing price per share of the Common Stock on the American Stock Exchange on March 18, 2004 was $25.00.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Revenues
Real estate	$4,640	$7,095	$8,514	$6,763	$10,358
Textile products	104,720	85,933	69,579	73,852	80,704
Other	3,885	4,128	3,309	1,628	2,198

	113,245	97,156	81,402	82,243	93,260
Expenses
Real estate	5,495	2,491	5,347	3,008	3,828
Textile products	98,690	83,266	71,705	73,397	79,139
Other	5,104	5,688	7,392	7,768	7,541

	109,289	91,445	84,444	84,173	90,508

Income (loss) from continuing operations before income taxes	3,956	5,711	(3,042)	(1,930)	2,752
Income tax benefit (expense)	3,469	(2,319)	(2,423)	1,210	1,014

Income (loss) from continuing operations	7,425	3,392	(5,465)	(720)	3,766
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations — hotels(a)	—	3,402	(1,384)	(6,973)	(2,485)
Income from discontinued operations — energy(b)	—	—	11,134	2,826	438

	—	3,402	9,750	(4,147)	(2,047)

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Income (loss) before cumulative effect of accounting changes	7,425	6,794	4,285	(4,867)	1,719
Income (loss) from cumulative effect of accounting changes(c)	—	568	(40)	—	—

Net Income (Loss)	$7,425	$7,362	$4,245	$(4,867)	$1,719

Income (Loss) Per Common Share from
Continuing Operations(d)
Basic	$5.47	$2.45	$(3.89)	$(0.54)	$1.99
Assuming dilution	5.30	2.38	(3.89)	(0.54)	1.96
Net Income (Loss) Per Common Share
Basic	$5.47	$5.37	$2.95	$(3.45)	$0.89
Assuming dilution	5.30	5.19	2.95	(3.45)	0.88
Dividends Per Common Share	—	—	—	—	—
Weighted Average Shares Outstanding
Basic	1,347	1,361	1,420	1,425	1,870
Assuming dilution	1,390	1,415	1,420	1,425	1,899
Financial Condition
Total assets	$83,554	$69,548	$77,567	$95,923	$101,253
Loans payable	23,939	17,130	30,750	61,628	61,463
10% subordinated debentures	6,569	6,625	6,677	6,725	6,768
Redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
Common stockholders’ equity	29,829	23,136	15,883	11,814	17,058

(a)	The Company’s hotel operations consisted of five hotel properties. In December 2000, the Company decided to dispose of its hotel segment; however, the Company subsequently determined that it would retain the leasehold interest in one of the hotels. Historical results of the four hotels that have been disposed of have been reclassified to discontinued operations. The one leasehold property that the Company retained has been reported as a continuing operation.

(b)	In May 2001, the Company sold its investment in Former Hallwood Energy which has been reclassified and reported as a discontinued operation for all periods presented herein.

(c)	SFAS No. 142 became effective on January 1, 2002, which resulted in the recording of income in 2002 of $568,000, which represented negative goodwill associated with the Company’s HRP investment. 2001 results included a loss from adoption of SFAS No. 133.

(d)	Per share amounts have been recast for discontinued hotel and energy reclassifications and for previously reported extraordinary items.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Real Estate. Fee income from real estate operations has trended downward in recent years due to a decline in leasing fees and construction supervisory fees, but has historically fluctuated depending upon an occasional spike in lease fees due to the execution of a large lease or development fee due to completion of a major project. Correspondingly, during the same period expenses have also trended downward, except for the litigation expense in 2001 and 2003. Income from operations, excluding the litigation expense, was $2,516,000, $4,604,000 and $5,527,000, respectively, for the three years ended December 31, 2003. Future income and cash flows are largely dependent on the leasing, development and management activities of the Company’s subsidiaries on behalf of HRP. As discussed in Note 18, the Company continues to face litigation risk related to its real estate operations. An adverse ruling could impact the Company’s general partner and limited partner ownership interests in HRP and disrupt the Company’s income and cash flow stream.

      During 2003, HRP’s business was not significantly adversely impacted by the downturn in the economy as a whole, primarily due to increased rentals resulting from a newly constructed five-story office building in Atlanta, Georgia. However, there was a decline in the average occupancy rate of approximately 1.9% during 2003, and the downturn in the economy and its resultant work force layoffs and business failures could lead to higher than normal vacancy rates in many markets. That fact, coupled with uncertainty as to the timing of any economic recovery, could negatively impact the timing and the amount of revenues and profits generated from HRP’s properties. The Company believes that this downturn in the economy could adversely impact HRP’s business in 2004.

      Textile Products. The Company derives approximately 92% of its revenues from the operations of its Brookwood subsidiary, and, consequently, the Company’s success is highly dependent upon Brookwood’s success. In the long-run, Brookwood’s success will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the North American Free Trade Agreement (“NAFTA”), the WTO, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out.

      Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained.

      The textile products business is not interdependent with any of the Company’s other business operations. The Company does not guarantee the Brookwood bank debt and is not obligated to contribute additional capital. If the textile products business were to deteriorate, creditors could look only to Brookwood’s assets for the satisfaction of its obligations.

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

      In December 2001, the SEC requested that registrants identify “critical accounting policies” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:

      Revenue Recognition — Fee income from real estate operations is recognized as the services (e.g. management, leasing, acquisition, construction) are performed in accordance with various service agreements. The Company records a non-cash adjustment for the elimination of intercompany profits associated with leasing and construction supervision fees earned from HRP to the extent of their 22% ownership interest in HRP. Such intercompany profits are deferred and amortized to income over the term of the related leases and the depreciable lives of property improvements as recorded by HRP.

      Textile products sales are recognized upon shipment or release of product, when title passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

      On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and segregates the inventory from Brookwood’s inventory.

      Equity Method of Accounting — The Company accounts for its investments in HRP and HEC using the equity method of accounting. The Company owns approximately 22% of HRP and 28% of HEC as of December 31, 2003, respectively. The equity method is used because the Company has the ability to exercise significant influence over the operating and financial policies of each entity. The Company records its pro rata share of each entity’s net income (loss) adjusted for certain items, such as the elimination of intercompany profits, as well as a pro rata share of partners’ capital and stockholders’ equity transactions and comprehensive income (loss).

      Impairment of Long-Lived Assets — The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of assets and result in an impairment charge. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the investment, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes, future rental and occupancy rates, and the level of expected operating expenses.

      Inventories — Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.

      The policies listed are not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result than those recorded and reported.

Presentation

      The Company intends the discussion of its financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

Results of Operations

      The Company reported net income of $7,425,000 for the year ended December 31, 2003, compared to $7,362,000 for 2002, and $4,245,000 for 2001.

      The Company reported income from continuing operations of $7,425,000 for 2003, compared to income of $3,392,000 for 2002 and a loss of $5,465,000 for 2001. Revenue from continuing operations was $113,245,000 for 2003, $97,156,000 for 2002 and $81,402,000 for 2001.

Real Estate

      Revenues. Real estate revenues of $4,640,000 for 2003, $7,095,000 for 2002 and $8,514,000 for 2001, include fee income and equity income (loss) from the Company’s investments in HRP.

      Fee income of $5,076,000 for 2003 decreased by $591,000, or 10%, compared to $5,667,000 for 2002. The 2002 fee income decreased by $1,128,000, or 17%, compared to $6,795,000 for 2001. The decrease in 2003 was principally due to lower leasing fees and the 2002 decrease was principally due to lower construction supervision fees, both of which are cyclical in nature. The Company’s Hallwood Realty subsidiary is the general partner of HRP and earns an asset management fee and other fees from HRP properties, which amounted to $605,000 for 2003, $618,000 for 2002 and $729,000 for 2001. The Company’s HCRE subsidiary is responsible for day-to-day on-site property management at all of HRP’s properties and other properties it manages for third parties, for which HCRE receives management fees, leasing commissions and certain other fees, which amounted to $4,233,000 for 2003, $4,762,000 for 2002 and $5,371,000 for 2001.

      The equity income (loss) from investments in HRP represents the Company’s pro-rata share of the net income (loss) reported by HRP, adjusted for the elimination of intercompany income and, prior to January 1, 2002, amortization of negative goodwill. The Company recorded an equity loss of $436,000 for 2003, compared to income of $1,428,000 in 2002 and $1,719,000 for 2001. The 2003 decrease resulted principally from HRP’s litigation costs and other costs associated with a tender offer for the HRP limited partner units by High River in 2003. The 2002 decrease resulted principally from gains from property sales by HRP in 2001, partially offset by decreased litigation costs for 2002. The 2001 equity income was exclusive of the Company’s $40,000 pro-rata share of HRP’s $192,000 loss from cumulative effect of adopting SFAS No. 133, which is reported separately on the statement of operations. In addition, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142 — “Goodwill and other Intangible Assets” (“SFAS No. 142”), which resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000. This represented the unamortized amount of negative goodwill associated with the Company’s equity investment in HRP.

      Expenses. Real estate expenses of $5,495,000 for 2003, $2,491,000 for 2002 and $5,347,000 for 2001, include litigation expense, administrative expenses and amortization.

      Litigation expense of $3,371,000 in 2003 represented the interest component of the judgment on remand in the Gotham Partners, L.P. vs. Hallwood Realty Partners, L.P. et al matter discussed in Note 18, net of the Company’s pro rata share of that amount recorded as income by HRP, and the Company’s share of attorneys’ fees paid by HRP to plaintiff’s attorneys recorded as an expense by HRP. Pursuant to the judgment on remand, the Company was required to pay a judgment of $2,988,000 plus pre-judgment interest of approximately $3,762,000. The Company paid $5,000,000 of the combined amount in August 2003, and the unpaid balance is $1,827,000, of which $1,781,000 bears simple interest at the statutory rate of 7% until paid. The judgment amount of $2,988,000 was considered additional purchase price and added to the Company’s investment in the HRP limited partnership units.

      Litigation expense of $2,360,000 in 2001 represented the interest component of the original judgment in the Gotham Partners, L.P. vs. Hallwood Realty Partners, L.P. et al matter discussed in Note 18, net of the pro-rata share of that amount expected to be recorded as income by HRP. In July 2001, the court determined that the defendants should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000. The judgment amount, which represented the court’s determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and added to the Company’s investment in the limited partnership units. The Company paid $6,405,000 (including post-judgment interest) to HRP in October 2001.

      Administrative expenses decreased by $255,000, or 14%, to $1,564,000 for 2003, compared to $1,819,000 for 2002. The 2002 expenses decreased by $496,000, or 21%, compared to $2,315,000 for 2001. The decreases were primarily attributable to the payments of commissions associated with leasing income and fluctuations in construction and facilities management expenses, which can vary significantly from year to year due to the transactional nature of the services.

      Amortization expense of $560,000, $672,000 and $672,000 for each of the three years 2003, 2002 and 2001, respectively, related to Hallwood Realty’s general partner interest in HRP to the extent allocated to management rights, which was amortized over a ten year period and became fully amortized in October 2003.

Textile Products

      Revenues. Textile products revenues were $104,720,000 in 2003, $85,933,000 in 2002 and $69,579,000 in 2001.

      Sales of $104,720,000 in 2003 increased by $19,950,000, or 24%, compared to $84,770,000 in 2002 and increased by $15,876,000, or 23%, in 2002, compared to $68,894,000 in 2001. The increases were principally due to additional sales of specialty fabric to U.S. military contractors. Brookwood had one customer that accounted for more than 10% of its net sales during 2003 and 2002. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2004. Sales to that customer were $30,067,000, $18,600,000 and $3,800,000 in 2003, 2002 and 2001, respectively.

      During 2000, Brookwood formed STA with an unrelated third party that is also in a textile-related industry. STA acquired the 50% ownership interest not owned by Brookwood in September 2002. Accordingly, STA became a wholly owned subsidiary in September 2002. Prior to the acquisition, Brookwood utilized the equity method of accounting for its investment in STA. Brookwood’s equity income from STA in 2002 was $1,163,000 (prior to acquisition) and $685,000 in 2001. Since September 2002, the results of STA have been fully consolidated.

      Expenses. Total expenses increased $15,424,000, or 19%, to $98,690,000 in 2003. The 2002 expenses increased $11,561,000 to $83,266,000 from $71,705,000 in 2001.

      Cost of sales increased $11,781,000 to $83,262,000, or 16%, in 2003. The 2002 cost of sales of $71,481,000 increased by $13,096,000, or 22%, compared to $58,385,000 in 2001. The increases were primarily attributable to increased sales. The gross profit margin was 20.5%, 15.7% and 15.2% in 2003, 2002 and 2001, respectively. The improved gross profit margins resulted from the sales increase of specialty fabric to U.S. military contractors.

      Administrative and selling expenses of $14,787,000 for 2003 increased by $3,544,000, or 32%, from the 2002 amount of $11,243,000, which increased $487,000, or 5%, compared to the 2001 amount of $10,756,000. The 2003 increase was primarily attributable to royalties to the Company’s former joint venture partner in STA and payroll. The increase in 2002 resulted primarily from an increase in indirect and administrative payroll costs.

      Interest expense increased by $99,000, or 18%, to $641,000 for 2003, and decreased by $576,000 for 2002 to $542,000 from the 2001 amount of $1,118,000. The 2003 increase was principally due to higher average balances while the 2002 decrease was the result of lower interest rates.

      In 2001, management conducted an analysis of the carrying values of certain intangible assets related to acquisitions made in prior years by Brookwood and determined that Brookwood suffered an impairment to those values due to adverse economic trends and conditions. Accordingly, an impairment charge of $1,446,000 was recorded in December 2001.

Other

      Revenues. Total other revenues were $3,885,000 in 2003, $4,128,000 in 2002 and $3,309,000 in 2001.

      Amortization of deferred revenue in the amount of $2,417,000 in 2003, $2,417,000 in 2002 and $1,410,000 in 2001 is attributable to the noncompetition agreement associated with the sale of the Company’s investment in Former Hallwood Energy in May 2001. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The $7,250,000 cash payment is being amortized over a three year period which began June 2001.

      Hotel revenue from the leased GuestHouse Suites Plus hotel in Huntsville, Alabama was $1,414,000 in 2003, compared to $1,576,000 in 2002 and $1,677,000 in 2001. The $162,000 decrease, or 10%, in 2003 and the $101,000 decrease, or 6%, in 2002 were attributable to decreased occupancy, partially offset by an increased average daily rate. Hotel revenues have been adversely impacted by a general downturn in the hotel industry and increased competition in the Huntsville market.

      Equity income from investment in HEC of $50,000 in 2003 and equity loss of $187,000 in 2002 relates to the Company’s pro rata share of HEC’s income (loss) from operations.

      Interest and other income in 2003 was $4,000, compared to $322,000 in 2002 and $222,000 in 2001. The fluctuations were principally due to a gain of $296,000 from the exercise of an option and sale of a marketable security in 2002.

      Expenses. Administrative expenses were $2,159,000 for 2003, compared to $1,940,000 for 2002 and $2,279,000 for 2001. The increase of $219,000, or 11%, in 2003, and the 2002 decrease of $339,000, or 15%, in 2002 were primarily attributable to fluctuating consulting and professional fees.

      Hotel expenses include operating expenses, depreciation and interest costs associated with the GuestHouse Suites Plus hotel in Huntsville, Alabama, which the Company has retained and continues to operate. Hotel expenses increased by $53,000, or 3%, to $1,951,000 in 2003, compared to $1,898,000 in 2002, and 2002 expenses increased by $83,000, or 5%, from $1,815,000 in 2001, principally due to increases in repairs and maintenance expense.

      In 1999, the Company entered into the Separation Agreement. The Separation Agreement provided that a former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in Former Hallwood Energy, all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination or extinguishment in certain events. The additional cost of the Separation Agreement recorded in 2002 and 2001 in the amounts of $1,000,000 and $500,000, respectively, represent future cash payments to the trust through the period ending December 2004 and December 2002, respectively. The Company has an option to extinguish the future cash payments to the trust at any time prior to its expiration on December 21, 2004 upon the payment of $3,000,000.

      Interest expense relates to the Company’s Amended and Restated Credit Agreement, the former Term Loan and Revolving Credit Facility, 10% Debentures, former Senior Secured Term Loan, stockholder loans and interest costs on contingent payments associated with the Separation Agreement. Interest expense of $994,000 for 2003 increased by $144,000, or 17%, compared to 2002 interest of $850,000. The increase was primarily due to borrowings under the Amended and Restated Credit Agreement. Interest expense for 2002 decreased $1,148,000, or 57%, compared to 2001 interest of $1,998,000. The decrease was primarily due to the payoff of the former Senior Secured Term Loan in May 2001 with a portion of the proceeds from the sale of Former Hallwood Energy, partially offset by increased interest expense associated with the Term Loan and Revolving Credit Facility obtained in March 2002.

      The loss from debt extinguishment of $800,000 in 2001 relates to the write off of unamortized deferred loan costs associated with the repayment of the former Senior Secured Term loan in May 2001.

Income Taxes

      The Company recognizes future tax benefits, measured by enacted tax rates, attributable to net deductible temporary differences between financial statement and income tax basis of assets and liabilities (approximately $46,197,000 at December 31, 2003), tax net operating loss carryforwards (“NOLs”) (approximately $29,166,000 at December 31, 2003) and tax credit carryforwards (approximately $2,249,000 at December 31, 2003), to the extent that realization of such benefits is “more likely than not”, as contemplated in Statement of Financial Accounting Standards No. 109 — “Accounting for Income Taxes” (“SFAS No. 109”). As a result of the fluctuations in the anticipated gain on the sale of the HRP limited partner units, the realization of a gain on the sale of Former Hallwood Energy, and the projected income from operations, partially offset by the decline in value and disposition of the Company’s hotel properties, management has determined that the deferred tax asset should be adjusted to reflect the anticipated utilization of NOLs resulting from the expected income from these assumptions. Accordingly the Company recorded a deferred tax benefit of $4,485,000 in 2003 and deferred tax expense of $3,256,000 in 2002, and $949,000 in 2001, respectively, which resulted in a deferred tax asset of $8,706,000 at December 31, 2003, $4,221,000 at December 31, 2002 and $7,477,000 at December 31, 2001. The portion of the deferred tax expense (benefit) during the years ended December 31, 2003, 2002 and 2001 related to continuing operations was $(4,485,000), $1,456,000 and $2,121,000, respectively, and the portion relating to discontinued operations was $-0-, $1,800,000 and $(1,172,000), respectively.

      The Company recorded a federal current tax expense of $70,000, $50,000 and $58,000 from continuing operations in the three years ended December 31, 2003, respectively, principally for the filing of separate returns of certain subsidiaries not included in the Company’s consolidated federal tax return. The 2003 amount also includes $20,000 for alternative minimum tax. The Company recorded state tax expense of $946,000 in 2003, $813,000 in 2002 and $244,000 in 2001. Although the Company reported significant taxable income in 2002 from continuing operations and hotel dispositions and in 2001 from the sale of its investment in Former Hallwood Energy, it incurred no federal alternative minimum tax, due to a change in the tax law affecting the calculation of the alternative minimum tax that expired in 2002.

      The Company’s NOLs expire as follows: 2007 — $6,971,000; 2008 — $12,896,000; and 2009 to 2020 — $9,299,000. SFAS No. 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management assesses the utilization of such NOLs to be “more likely than not”. Based upon the Company’s expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $25,606,000 of the NOLs prior to their ultimate expiration in the year 2020.

      Management believes that the Company has certain tax planning strategies available, which include the potential sale of certain real estate investments, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company’s control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically reevaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset.

      Although the use of such carryforwards could, under certain circumstances be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations. In addition, utilization of NOLs in the future may be limited if changes in the Company’s stock ownership create a change of control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

Discontinued Operations — Hotels

      Dispositions. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, the Company evaluated the operations and economic environment in which each of the hotels operated and in December 2001 and December 2000 recorded impairments of $935,000 and $4,000,000 ($3,320,000 for the hotels designated as held for sale and $680,000 for the remaining hotel held for use), respectively, to reduce hotel carrying values to estimated fair market values. Apart from the leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama that the Company continues to operate and report as an asset held for use, hotel operations have been segregated from the Company’s continuing operations and reported as discontinued hotel operations.

      As of June 2002, the Company completed the disposition of all four hotel properties it had previously designated as hotels held for sale.

      A summary of the discontinued hotel operations for each of the three years ended December 31, 2003 are presented below (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenue and Gain from Dispositions
Gain from extinguishment of debt	$—	$5,789	$316
Sales	—	282	7,619

		6,071	7,935
Expenses
Deferred federal income tax expense (benefit)	—	1,800	(500)
Operating expenses	—	324	6,822
Interest expense	—	183	1,848
Litigation and other disposition costs	—	362	214
Impairment	—	—	935
Depreciation and amortization	—	—	—

	—	2,669	9,319

Income (loss) from discontinued hotel operations	$—	$3,402	$(1,384)

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

      Comparisons are generally not meaningful due to the disposition of the Company’s two full-service hotel properties in 2001 and two limited service hotel properties in 2002.

      Revenue and Gain from Dispositions. In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement, which included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $2,552,000, before a deferred tax charge of $875,000, in the 2002 first quarter. In February 2002, the mortgage lender for the

GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgment of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the Company and completed the foreclosure in June 2002. The Company recognized a gain from extinguishment of debt of $3,237,000, before a deferred tax charge of $925,000 in the 2002 second quarter.

      In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby (i) the Company transferred to the lender the stock ownership of Hallwood Hotels — OKC, Inc., the entity that owned the Embassy Suites hotel and (ii) the mezzanine lender released the Company from its obligations under the first mortgage and the mezzanine loan. The Company reported a gain from extinguishment of debt of $316,000, before a deferred tax charge of $100,000 in connection with the settlement agreement.

      Sales of $282,000 in 2002 decreased by $7,337,000 from the 2001 amount of $7,619,000 due to the February 2001 termination of the lease for the Longboat Key Holiday Inn and Suites hotel in Sarasota, Florida; and the dispositions of the Embassy Suites hotel in Oklahoma City, Oklahoma in June 2001, the Tulsa GuestHouse Suites hotel in January 2002, and the Greenville GuestHouse Suites hotel in June 2002.

      Expenses. Hotel expenses were $2,669,000 for 2002, and $9,319,000 for 2001.

      Operating expenses of $324,000 for 2002 decreased by $6,498,000, or 95%, from the 2001 amount of $6,822,000, primarily due to the disposition of the four hotels.

      Interest expense of $183,000 for 2002 decreased by $1,665,000, or 90%, from the 2001 amount of $1,848,000, due to the disposition of the four hotels.

      The impairment of hotel assets of $935,000 in 2001 was recorded to reduce the carrying values to their estimated fair values.

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

      Depreciation and amortization expense was not recorded during 2001 and 2002 due to the classification of the hotels as a discontinued operation.

Discontinued Operations — Energy

      Revenues and Sale Transaction. In March 2001, the Company agreed to sell to Pure its investment in Former Hallwood Energy, which represented the Company’s energy operations, subject to Former Hallwood Energy’s stockholder approval, which was obtained in May 2001. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Former Hallwood Energy in May 2001 and recorded a gain of $8,725,000 from this transaction. Accordingly, the former energy operations were segregated from the Company’s continuing operations and reported as a single line item — income from discontinued energy operations. A summary of its operations for each of the three years ended December 31, 2003 are presented below:

	Years Ended December 31,

	2003	2002	2001

Revenues
Gain on sale of investment in Former Hallwood Energy	$—	$—	$8,725
Equity income from investment in Former Hallwood Energy	—	—	1,837

			10,562
Expense
Deferred federal income tax benefit	—	—	(672)
State income tax expense	—	—	100

	—	—	(572)

Income from discontinued energy operations	$—	$—	$11,134

      The Company received an additional $7,250,000, pursuant to the terms of a noncompetition agreement, that was paid by Pure upon the completion of the merger in June 2001. The Company began amortizing the deferred revenue from the noncompetition agreement over a three-year period commencing June 2001. The amortization of $2,417,000 in 2003, $2,417,000 in 2002 and $1,410,000 in 2001 is reported in the “other” section of the statement of operations.

      Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without the prior written consent of Pure and Former Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company may not, directly or indirectly, engage in oil and gas activities in certain geographic areas without the prior consent of Pure. Former Hallwood Energy was engaged in the development, exploration, acquisition and production of oil and gas properties. The Company also agreed to keep Former Hallwood Energy’s confidential and proprietary information strictly confidential.

      The Company accounted for its investment in Former Hallwood Energy using the equity method of accounting, as the Company exercised significant influence over Former Hallwood Energy’s operational and financial policies. The Company recorded its 15% pro-rata share of Former Hallwood Energy’s net income available to common stockholders, preferred dividends and amortization of negative goodwill as a single line item — equity income from investments in Former Hallwood Energy.

      Expenses. The Company recorded a net deferred federal income tax benefit of $672,000 in 2001, principally due to the utilization of the Company’s NOL’s associated with the gain on sale of its investment in Former Hallwood Energy, and state income tax expense of $100,000.

Cumulative Effect of Changes in Accounting Principles

      SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 by the Company resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company’s equity investment in HRP. In 2001, the Company recognized a loss from cumulative effect of Statement of Financial Accounting Standard No. 133 — Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), in the amount of $40,000, from the recognition of the Company’s pro rata share of HRP’s loss from cumulative effect.

Liquidity and Capital Resources

      The Company’s cash position increased by $1,508,000 during 2003 to $2,885,000 as of December 31, 2003. The principal sources of cash during the year were $5,811,000 provided by financing activities and $2,305,000 from operating activities. The principal uses of cash were $3,037,000 for additional investment in HRP, $1,997,000 for the HEC investment, $1,561,000 for textile products machinery, equipment and capital items.

      The Company principally operates in the real estate and textile products business segments. During 2002, the Company reentered the energy business as a 28% minority owner in HEC and has continued to invest additional capital.

      The Company’s real estate segment generates funds principally from its property management and leasing activities without significant additional capital costs. The Company has pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Term Loan and Revolving Credit Facility, described below, and the remaining 30,035 HRP units to secure all of the capital leases. Each quarter, Hallwood Realty reviews HRP’s capacity to make cash distributions to its partners. No distributions were declared by HRP in 2003 or 2002.

      The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities with Key Bank. All facilities had a maturity of January 2004. At December 31, 2003, Brookwood had $5,993,000 of unused borrowing capacity on its revolving line of credit facility. In the years ended December 31, 2003, 2002 and 2001, Brookwood made payments to the Company of $1,987,000, $250,000 and $-0-, respectively, under its tax sharing agreement and a cash dividend of $600,000 in 2003. Future cash dividends and tax sharing payments to the parent company are contingent upon Brookwood’s compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for all interim periods in 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant, which required a minimum net income of $1,500,000, was not met as Brookwood’s net income was $1,436,000. Brookwood obtained a waiver for this violation from the lender. Brookwood was in compliance with all of its covenants for all periods in 2003.

      The Key Credit Agreement was extended to January 31, 2004 and was subsequently renewed on January 30, 2004. The facility was renewed for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility.

      In March 2002, the Company and its HWG, LLC subsidiary entered into the Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The Term Loan and Revolving Credit Facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility . The Term Loan proceeds were used in part to repay the $1,500,000 convertible loan from stockholder in March 2002, bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The Revolving Credit Facility bears interest at the Company’s option of one-half percent over the prime rate, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and an additional $3,500,000 in 2003, and therefore has no additional borrowing capacity under the facility.

      In July 2003, the Company and HWG, LLC entered into the Amended and Restated Credit Agreement with First Bank and Trust, N.A. In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 Special Purpose Term Loan are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 6 to the Company’s consolidated financial statements. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and will require a monthly payment of $48,365. The Company has not yet drawn the Special Purpose Term Loan, as it has not exercised the option associated with the Separation Agreement.

      Proceeds of the new $5,000,000 Special Purpose Credit Facility, drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12 to the Company’s consolidated financial statements. The Special Purpose Credit Facility bears interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly.

      In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulates that the $3,000,000 commitment is reduced by $50,000 per month from February 2004, and will expire on December 15, 2004 if unused. The revised Special Purpose Term Loan will require monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%.

      The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company’s major investments.

      The Company was in compliance with the loan covenants for the Amended and Restated Credit Agreement and former Term Loan and Revolving Credit Facility at December 31, 2003 and 2002 and for all interim periods during 2003 and 2002.

      In July 2001, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,891,000. The court’s judgment was not final until all rehearings and appeals have been exhausted. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, with a portion of the proceeds from the sale of its Former HEC investment, the Company paid HRP $6,405,000, including post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. As further discussed in Note 12 to the Company’s consolidated financial statements, the Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief. In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by the Company in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus prejudgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, the Company paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand, the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiffs $3,000,000 in attorneys’ fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Delaware Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending the matter.

      In August 2003, the Company paid $5,000,000 of the judgment with proceeds from the Special Purpose Credit Facility and the balance due was $1,827,000 at December 31, 2003, of which $1,781,000 bears simple interest at the statutory rate of 7% until paid.

      The Company tendered its 1,440,000 shares of common stock in Former Hallwood Energy, pursuant to a tender offer and merger agreement with a subsidiary of Pure announced in March 2001 and completed in May 2001. The Company received $18,000,000 for the tender of its shares in May 2001 and received an additional $7,250,000, pursuant to the terms of a noncompetition agreement upon completion of the merger in June 2001.

The former Senior Secured Term Loan, with a remaining balance of $14,059,000, was fully repaid in May 2001 with a portion of the proceeds from the sale.

      In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of 36 monthly payments aggregating approximately $375,000, the contingent obligation had been reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. As of December 31, 2003, no amounts have been paid or were owed in relation to the contingency payments.

      In accordance with the Separation Agreement, the Company has an obligation to pay a trust related to a former officer and director 20% of the net cash flow from the Company’s real estate activities, up to $500,000 per year. These future cash payments are subject to termination or extinguishment in certain events. The Company has an option to extinguish the future cash payments to the trust at any time prior to its expiration on December 21, 2004, upon the payment of $3,000,000. The Amended and Restated Credit Agreement provides for a Special Purpose Term Loan to be used to exercise the option.

      In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood has initiated the process to acquire the requisite equipment.

      During 2004, debt obligations in the amount of $2,632,000 are due, primarily composed of $849,000 debt at Brookwood and $1,053,000 from the Amended and Restated Credit Agreement. In January 2004, the Brookwood revolving and acquisition facilities matured. In January 2004, Brookwood renewed the Key Bank credit facilities for a period of three years with a maturity date of January 2, 2007.

      In accordance with its plan to dispose of its hotel segment, the Company completed the disposition of its hotels held for sale in 2002 and did not receive any amounts in excess of the debt outstanding on the properties; however, all non-recourse debt associated with the properties has been extinguished. At December 31, 2003, the Company continues to operate one leased hotel, located in Huntsville, Alabama, which has been classified as hotel held for use. The capital lease obligations are collateralized by 30,035 HRP units. The lease payments are being made by the Company for the leases on the two properties that were disposed of in 2002. Payments on the capital leases, which expire in December 2004, are current.

      The Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions and the resolution of pending legal matters. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facilities or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. The Company believes it can generate sufficient revenues and/or borrow on its credit facilities to meet its liquidity needs. See Notes 5 and 6 to the Company’s consolidated financial statements for a further discussion of the Company’s loan and debenture obligations.

Contractual Obligations and Commercial Commitments

      The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2003 (in thousands):

	Payments Due During the Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Contractual Obligations
Long term debt
Amended and Restated Credit Agreement	$1,053	$9,285	$—	$—	$—	$—	$10,338
10% Debentures	—	6,468	—	—	—	—	6,468
Loan payable	167	—	—	—	—	—	167
Loans payable (Brookwood)	849	474	288	11,193	67	—	12,871
Capital lease obligations	563	—	—	—	—	—	563
Separation Agreement	3,500	—	—	—	—	—	3,500
Operating leases	1,139	880	691	538	538	1,076	4,862

Total	$7,271	$17,107	$979	$11,731	$605	$1,076	$38,769

	Amount of Commitment Expiration
	During the Year Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Commercial Commitments
Employment contracts	$677	$53	$—	—	—	—	$730

      The Company has committed to make additional contributions to the capital of Hallwood Realty, the general partner of HRP, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription agreement, to the extent Hallwood Realty has insufficient capital to satisfy creditors of HRP. No such demands have been made.

Special Purpose Entities

      The Company has, in certain situations, created Special Purpose Entities (“SPE”). These SPEs were formed to hold title to specific assets and accomplish various objectives. In 1998, the Company formed several SPEs to complete a consolidation of its real estate assets into a new structure to facilitate possible financing opportunities. In other situations, SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, these wholly owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of the Company.

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company’s financial results.

      Statement of Financial Accounting Standards No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of

SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150 , the Company has reclassified its redeemable Series B Preferred Stock as a liability at the balance sheet dates.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 15, 2003. The Company has two entities which are currently accounted for utilizing the equity method of accounting, HRP and HEC. The Company has determined these entities are not VIE’s and therefore will not be consolidated.

Inflation

      Inflation did not have a significant impact on the Company in the three years ended December 31, 2003, and is not anticipated to have a material impact in 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company has no foreign operations, and it does not enter into financial instrument transactions for trading or other speculative purposes.

      The Company’s real estate division, through its investment in HRP, will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of December 31, 2003, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP’s exposure to changing interest rates to a maximum of 10%. The Company’s management does not consider the portion attributable to the Company to be significant.

      The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company’s fixed rate and variable rate debt at December 31, 2003 (in thousands):

	Expected Maturities as of December 31,
							Fair
Debt Classification	2004	2005	2006	2007	2008	Total	Value

Fixed Rate	$2,379	$7,227	$288	$193	$67	$10,154	$10,224
Average Interest Rate	8.92%	9.35%	5.10%	5.14%	5.40%

Variable Rate	$253	$9,000	—	$11,000	—	$20,253	$20,253
Average Interest Rate	4.53%	4.54%	4.57%	4.57%

      There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause a loss in income and cash flows of approximately $304,000 during 2004, assuming that outstanding debt remained at current levels.

Forward-Looking Statements

      In the interest of providing stockholders and debentureholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential oversupply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties are described in Item 1 and may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

Item 8.	Financial Statements and Supplementary Data

      The Company’s consolidated financial statements, together with the independent auditors’ report, are included elsewhere herein. Reference is made to Item 15, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Disclosure controls and procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Annual Report, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In August 2003, the Company’s independent auditors provided written communications to management and the audit committee on the need to improve the closing process at the Brookwood subsidiary. Management has begun making improvements to the process.

      Internal controls. Other than the improvements noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors,” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

Item 11.	Executive Compensation

      Information with respect to executive compensation is contained in the Proxy Statement under the headings “Executive Compensation,” “Compensation of Directors” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table provides information as of December 31, 2003 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the Company’s 1995 Stock Option Plan, as amended to date:

Equity Compensation Plan Information

Number of securities available
	Number of securities to	Weighted-average	for future issuance under
	be issued upon exercise	exercise price of	equity compensations plans,
	of outstanding options,	outstanding options,	excluding securities reflected
Plan category	warrants and rights(1)(2)	warrants and rights	in first column

Equity compensation plans approved by stockholders	204,000	$12.23	40,800

Equity compensation plans not approved by stockholders	—	—	—

Total	204,000	$12.23	40,800

(1)	Reflects the three for two stock split effected by the Company in November 1999.

(2)	The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Committee administering the plan may, in its discretion, make adjustments as appropriate in connection with any transaction.

      Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference. Information regarding equity compensation plans is contained in the Proxy Statement under the heading “Equity Compensation Information.”

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is contained in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information concerning principal auditor fees and services is contained in the Proxy Statement under the heading “Audit Fees and Pre-Approval Policy” and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Reference is made to the “Index to Financial Statements and Schedules” appearing after the signature page hereof.

      1. Financial Statements.

      Included in Part II, Item 8. of this report are the following

Independent Auditors’ Report

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Operations, Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income, Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows, Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

      Independent Auditors’ Report on Schedules

I. Condensed Financial Information of Registrant

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

      Hallwood Realty Partners, L.P. — Form 10-K for the year ended December 31, 2003

      3. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 33-63709.
3.2		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.
4.1		—	Indenture Agreement and related Pledge and Security Agreement, dated as of August 31, 1998 among Bank One, N.A., a national banking association, as Trustee and the Company, regarding 10% Collateralized Subordinated Debentures due July 31, 2005, is incorporated herein by reference to Form T-3 filed June 2, 1998 and related T-3/ A amendments filed on June 17, 1998, August 4, 1998 and August 31, 1998, File No. 1-8303.
*10	.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.
10.2		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.
*10	.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.
*10	.5	—	1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated herein by reference to Exhibit 4.1 of the Company’s Form S-8 Registration Statement, File No. 33-63709, as amended.
10.6		—	Revolving Credit Loan and Security Agreement, related revolving credit notes and stock pledge and security agreements, all dated as of December 22, 1999, by and among Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc. and Key Bank National Association, is incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 1999, File No. 1-8303.
*10	.7	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.
*10	.8	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.
10.9		—	Agreement, as of May 5, 1999, among The Hallwood Group Incorporated, Epsilon Trust and Brian Troup, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended March 31, 1999, File No. 1-8303.
*10	.10	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and HSC Financial Corporation, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.
10.11		—	First Amendment to First Amended and Restated Revolving Credit Loan and Security Agreement, dated as of October 23, 2000 by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended September 30, 2000, File No. 1-8303.
10.12		—	Second Amendment to First Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 2, 2001, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated herein by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2000, File No. 1-8303.
10.13		—	Third Amendment to First Amended and Restated Revolving Credit Loan and Security Agreement, dated as of May 13, 2002, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated herein by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.
10.14		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $1,000,000.00, dated as of September 29, 2000, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 9.37%, due September 29, 2005, is incorporated herein by reference to exhibit 10.19 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.
10.15		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.

10.16		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.
10.17		—	Credit Agreement, dated as of March 21, 2002, among HWG, LLC, as the Borrower, The Hallwood Group Incorporated, as Parent Guarantor, First Bank & Trust, as Administrative Agent and the Financial Institution Now or Hereafter Parties Thereto, as the Lenders, regarding a $3,000,000 Term Loan and a $4,000,000 Revolving Credit Facility, is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.
10.18		—	Subordinated Secured Promissory Note, dated September 28, 2002, Between Strategic Technical Alliance, LLC, as Maker, and Burlington Industries, Inc., as Holder, in the amount of $685,695, payable in eight quarterly installments beginning January 31, 2003, is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.
10.19		—	Amended and Restated Credit Agreement, dated as of July 28, 2003, among HWG, LLC, as the Borrower, The Hallwood Group Incorporated, as Parent Guarantor, First Bank, as Administrative Agent and the Financial Institutions now or hereafter parties thereto, as the Lenders, regarding a $3,000,000 Term A Loan, $3,000,000 Special Purpose Advance Term Loan, $4,000,000 Revolving Credit Facility and a $5,000,000 Special Purpose Advance Loan, is incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-Q for the quarter ended June 30, 2003, File No.
10.20		—	First Amendment to Amended and Restated Credit Agreement, dated January 26, 2004, among HWG, LLC, as the Borrower, The Hallwood Group Incorporated, as Parent Guarantor, First Bank, as Administrative Agent and the sole lender party, regarding the $3,000,000 Special Purpose Advance Term Loan, filed herewith.
10.21		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, filed herewith.
*10	.22	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and HSC Financial Corporation, filed herewith.
10.23		—	Independent Auditors Consent, dated March 29, 2004, filed herewith.
21	.	—	Active subsidiaries of the Registrant as of February 28, 2004, filed herewith.
31.1		—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

      (b) Reports on Form 8-K. Dated December 18, 2003 — On December 18, 2003 The Hallwood Group Incorporated filed a report on Form 8-K to report that the Supreme Court of Delaware affirmed the Delaware Court of Chancery’s July 8, 2003 decision in the litigation captioned “Gotham Partners, L.P. v. Hallwood Realty Partners, et al.”

      Dated November 13, 2003 — On November 13, 2003, The Hallwood Group Incorporated issued a press release regarding its results of operations for the third quarter ended September 30, 2003. (Such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act of 1933, as amended).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ MELVIN J. MELLE

Melvin J. Melle
Vice President — Finance
(Principal Financial and Accounting Officer)

Dated: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 29th day of March 2004.

/s/ MELVIN J. MELLE (Melvin J. Melle)	Vice President — Finance (Principal Financial and Accounting Officer)

/s/ ANTHONY J. GUMBINER (Anthony J. Gumbiner)	Director, Chairman of the Board and President (Principal Executive and Operating Officer)

/s/ CHARLES A. CROCCO, JR. (Charles A. Crocco, Jr.)	Director

/s/ J. THOMAS TALBOT (J. Thomas Talbot)	Director

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Independent Auditors’ Report	41
Financial Statements:
Consolidated Balance Sheets, December 31, 2003 and 2002	42
Consolidated Statements of Operations, Years Ended December 31, 2003, 2002 and 2001	43
Consolidated Statements of Comprehensive Income, Years ended December 31, 2003, 2002 and 2001	45
Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2001, 2002 and 2003	46
Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002 and 2001	47
Notes to Consolidated Financial Statements	48

Independent Auditors’ Report on Schedules	84

Schedules:
I Condensed Financial Information of Registrant (Parent Company)	85
II Valuation and Qualifying Accounts and Reserves	92

All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes

Financial Statements of Hallwood Realty Partners, L.P. Form 10-K for the Year Ended December 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Directors of The Hallwood Group Incorporated

      We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002, as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and its method of accounting for redeemable preferred stock in 2003, as required by Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

DELOITTE & TOUCHE LLP

Dallas, Texas

March 29, 2004

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands,
	except per share
	amounts)
ASSETS
Real Estate
Investments in HRP	$15,955	$13,525
Receivables and other assets
Related parties	288	732
Other	36	60

	16,279	14,317
Textile Products
Inventories	21,221	18,913
Receivables	18,474	15,743
Property, plant and equipment, net	9,372	9,315
Prepaids, deposits and other assets	536	548

	49,603	44,519
Other
Deferred tax asset, net	8,706	4,221
Investment in HEC	5,360	3,313
Cash and cash equivalents	2,885	1,377
Hotel assets held for use	234	362
Prepaids, deposits and other assets
Other	356	317
Related parties	131	140
Restricted cash	—	982

	17,672	10,712

Total Assets	$83,554	$69,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Real Estate
Accounts payable and accrued expenses	$495	$1,306
Textile Products
Accounts payable and accrued expenses	13,653	10,803
Loans payable	12,871	13,247

	26,524	24,050
Other
Loans and capital lease obligations payable	11,068	3,883
10% Collateralized Subordinated Debentures	6,569	6,625
Separation Agreement obligations	3,500	4,000
Interest, litigation and other accrued expenses
Related parties	1,827	—
Other	455	1,274
Hotel accounts payable and accrued expenses	1,280	850
Deferred revenue — noncompetition agreement	1,007	3,424
Redeemable preferred stock, Series B	1,000	1,000

	26,706	21,056

Total Liabilities	53,725	46,412
Contingencies and Commitments
Stockholders’ Equity
Preferred stock, $0.10 par value; authorized 500,000 shares; 250,000 shares issued and outstanding as Series B	—	—
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,103 shares in both years; outstanding 1,326,343 and 1,361,343 shares, respectively	240	240
Additional paid-in capital	54,430	54,452
Accumulated deficit	(9,042)	(16,417)
Accumulated other comprehensive income	135	191
Treasury stock, 1,069,760 and 1,034,760 shares, respectively; at cost	(15,934)	(15,330)

Total Stockholders’ Equity	29,829	23,136

Total Liabilities and Stockholders’ Equity	$83,554	$69,548

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands, except per
	share amounts)
Real Estate
Fees
Related parties	$4,838	$5,380	$6,100
Other	238	287	695
Equity income (loss) from investments in HRP	(436)	1,428	1,719

	4,640	7,095	8,514
Litigation expense	3,371	—	2,360
Administrative expenses	1,564	1,819	2,315
Amortization	560	672	672

	5,495	2,491	5,347

Income (loss) from real estate operations	(855)	4,604	3,167
Textile Products
Sales
Trade	104,720	73,326	63,552
Related party	—	11,444	5,342
Equity income from investment in joint venture	—	1,163	685

	104,720	85,933	69,579
Cost of sales	83,262	71,481	58,385
Administrative and selling expenses	14,787	11,243	10,756
Interest	641	542	1,118
Impairment of intangible assets	—	—	1,446

	98,690	83,266	71,705

Income (loss) from textile products operations	6,030	2,667	(2,126)
Other
Amortization of deferred revenue — noncompetition agreement	2,417	2,417	1,410
Hotel revenue	1,414	1,576	1,677
Equity income (loss) from investment in HEC	50	(187)	—
Interest and other income	4	322	222

	3,885	4,128	3,309
Administrative expenses	2,159	1,940	2,279
Hotel expenses	1,951	1,898	1,815
Interest expense	994	850	1,998
Cost of Separation Agreement	—	1,000	500
Loss from debt extinguishment	—	—	800

	5,104	5,688	7,392

Other loss, net	(1,219)	(1,560)	(4,083)

Income (loss) from continuing operations before income taxes	3,956	5,711	(3,042)
Income tax benefit (expense)	3,469	(2,319)	(2,423)

Income (loss) from continuing operations	7,425	3,392	(5,465)

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands, except
	per share amounts)
Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued hotel operations (including gains from extinguishment of debt of $5,789 and $316 in 2002 and 2001, respectively)	$—	$3,402	$(1,384)
Income from discontinued energy operations (including a gain on disposal of $8,725 in 2001)	—	—	11,134

	—	3,402	9,750

Income before cumulative effect of changes in accounting principles	7,425	6,794	4,285
Income (loss) from cumulative effect of changes in accounting principles:
Income from SFAS No. 142 adoption	—	568	—
Loss from SFAS No. 133 adoption	—	—	(40)

	—	568	(40)

Net Income	7,425	7,362	4,245
Cash dividend on redeemable preferred stock, Series B	(50)	(50)	(50)

Net Income Available to Common Stockholders	$7,375	$7,312	$4,195

Per Common Share
Basic
Income (loss) from continuing operations after preferred dividends	$5.47	$2.45	$(3.89)
Income from discontinued operations	—	2.50	6.87
Income (loss) from cumulative effect of changes in accounting principles	—	0.42	(0.03)

Net income available to common stockholders	$5.47	$5.37	$2.95

Assuming Dilution
Income (loss) from continuing operations after preferred dividends	$5.30	$2.38	$(3.89)
Income from discontinued operations	—	2.41	6.87
Income (loss) from cumulative effect of changes in accounting principles	—	0.40	(0.03)

Net income available to common stockholders	$5.30	$5.19	$2.95

Weighted Average Shares Outstanding
Basic	1,347	1,361	1,420

Assuming Dilution	1,390	1,415	1,420

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

	(Amounts in thousands)
Net Income	$7,425	$7,362	$4,245
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income from equity investments
Adoption of SFAS No. 133
Cumulative effect	—	—	(4,035)
Realized upon disposition of Energy Investment	—	—	3,009
Change in fair value of derivatives	—	—	1,302
Amortization of interest rate swap	(56)	(59)	(26)

	(56)	(59)	250

Comprehensive Income	$7,369	$7,303	$4,495

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
			Paid-In	Accumulated	Comprehensive			Stockholders’
	Shares	Par Value	Capital	Deficit	Income	Shares	Cost	Equity

	(Amounts in thousands)
Balance, January 1, 2001	2,396	$240	$54,416	$(27,924)	$—	971	$(14,918)	$11,814
Net income				4,245				4,245
Purchase of treasury stock						64	(412)	(412)
Pro rata share of stockholders’ equity transactions from equity investments:
Adoption of SFAS No. 133
Cumulative effect					(4,035)			(4,035)
Realized upon disposition of Hallwood Energy			36		3,009			3,045
Change in fair value of derivatives					1,302			1,302
Amortization of interest rate swap					(26)			(26)
Cash dividend on preferred stock				(50)				(50)

Balance, December 31, 2001	2,396	240	54,452	(23,729)	250	1,035	(15,330)	15,883
Net income				7,362				7,362
Amortization of interest rate swap					(59)			(59)
Cash dividend on preferred stock				(50)				(50)

Balance, December 31, 2002	2,396	240	54,452	(16,417)	191	1,035	(15,330)	23,136
Net income				7,425				7,425
Purchase of treasury stock						35	(604)	(604)
Pro rata share of stockholders’ equity transactions from equity investments:
Exercise of stock options			(22)					(22)
Amortization of interest rate swap					(56)			(56)
Cash dividend on preferred stock				(50)				(50)

Balance, December 31, 2003	2,396	$240	$54,430	$(9,042)	$135	1,070	$(15,934)	$29,829

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,425	$7,362	$4,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred tax expense (benefit)	(4,485)	1,456	(344)
Amortization of deferred revenue — noncompetition agreement	(2,417)	(2,417)	(1,410)
Depreciation, amortization and impairment	2,175	2,162	3,661
Equity income/loss from investments in HRP	436	(1,428)	(1,719)
Amortization of deferred gain from debenture exchange	(56)	(52)	(48)
Equity income/loss from investment in HEC	(50)	187	—
Equity income from textile products joint venture	—	(1,163)	(685)
(Income) loss from cumulative effect of changes in accounting principles	—	(568)	40
Loss from extinguishment of debt	—	—	800
Net change in textile products assets and liabilities	(2,177)	4,228	(2,503)
Net change in other assets and liabilities	1,989	408	654
Discontinued operations:
Net change in other hotel and energy assets and liabilities	(535)	490	676
Gain from extinguishment of hotel debt	—	(5,789)	—
Deferred tax expense	—	1,800	1,193
Gain on sale of investment in Hallwood Energy	—	—	(8,725)
Equity income from investments in Hallwood Energy	—	—	(1,837)
Hotel depreciation, amortization and impairments	—	—	935

Net cash provided by (used in) operating activities	2,305	6,676	(5,067)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in HRP limited partnership units and general partner interest	(3,037)	—	(3,417)
Investment in HEC common stock	(1,997)	(3,500)	—
Investments in textile products property and equipment	(1,561)	(950)	(1,015)
Investment in hotel held for use	(13)	—	(3)
Payments for textile products business acquisition	—	(1,000)	—
Discontinued operations/ Assets held for sale
Proceeds from sale of Hallwood Energy stock	—	—	18,000
Proceeds from noncompetition agreement	—	—	7,250

Net cash provided by (used in) investing activities	(6,608)	(5,450)	20,815
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings and loans payable	8,972	4,714	5,012
Repayment of bank borrowings and loans payable	(2,413)	(7,433)	(18,149)
Purchase of common stock for treasury	(604)	—	(412)
Payment of deferred loan costs	(94)	(86)	—
Payment of cash dividend on preferred stock	(50)	(50)	(50)
Net change in restricted cash from financing activities	—	—	(29)
Discontinued operations:
Repayment of bank borrowings and loan payable	—	—	(15)

Net cash provided by (used in) financing activities	5,811	(2,855)	(13,643)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,508	(1,629)	2,105
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,377	3,006	901

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,885	$1,377	$3,006

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

      Continuing Operations. The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation, is a holding company and classifies its primary operations into two business segments: real estate and textile products. Financial information for each industry segment is set forth in Note 19 to the consolidated financial statements. During 2002, the Company re-entered the energy business as a 28% owner in a private energy company, Hallwood Energy Corporation (“HEC”), which is not considered a material business segment.

      The Company’s real estate activities are conducted primarily through the Company’s wholly owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly traded master limited partnership. Revenues are generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.

      Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood’s subsidiary, Strategic Technical Alliance, LLC (“STA”) markets advanced breathable, waterproof laminate fabrics primarily for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.

      The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003 and an additional $566,000 in January 2004. HEC has drilled 37 wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in HEC.

      Discontinued Operations. In May 2001, the Company decided to discontinue and dispose of its energy segment, accordingly, this former business segment was reclassified as a discontinued operation. The Company’s energy revenues consisted of its pro rata share of earnings of Hallwood Energy Corporation (“Former Hallwood Energy”), a publicly traded oil and gas company, on the equity method of accounting.

      In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continues to operate a leasehold interest in one hotel.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries:

Ashford Bromley, Inc.	Hallwood G.P., Inc. (through May 2001)
Brock Suite Greenville, Inc.	Hallwood Hotels, Inc.
Brock Suite Hotels, Inc.	Hallwood Hotels — OKC, Inc. (through June 2001)
Brock Suite Huntsville, Inc.	Hallwood Hotels — OKC Mezz, Inc (through
Brock Suite Tulsa, Inc.	June 2001)
Brookwood Companies Incorporated	Hallwood-Integra Holding Company
Brookwood Laminating, Inc.	Hallwood Investment Company
HCRE California, Inc.	Hallwood-Kenyon Holding Company
HEPGP Ltd. (through May 2001)	Hallwood Realty, LLC
HSC Securities Corporation	Kenyon Industries, Inc.
HWG, LLC	Land and Ocean III, Inc.
HWG 95 Advisors, Inc.	Strategic Technical Alliance, LLC (from
HWG 98 Advisors, Inc.	September 2002)
HWG Holding One, Inc.	XtraMile, Inc.
HWG Holding Two, Inc.
HWG Realty Investors, LLC
Hallwood Commercial Real Estate, LLC

      The Company fully consolidates all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Textile products sales are recognized upon shipment or release of product, when title passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and segregates the inventory from Brookwood’s inventory.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carrying Value of Investments

      Investments are recorded at fair value determined as of the date acquired. Thereafter, for less than 50% owned investments, equity accounting is utilized where the Company exercises significant influence over the issuer’s operating and financial policies.

      The Company utilized the equity method of accounting for its investments in HRP, Hallwood Energy Corporation (“HEC”) and Former Hallwood Energy, since the Company exercised significant influence over the operations and financial policies of these entities.

Impairment

      The Company’s management reviews its investments for impairment losses when events and circumstances indicate that the carrying amount of an asset may not be recoverable. In the event such indicators exist for assets held for use, and if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. Assets held for sale are carried at the lower of cost or estimated sales price less costs of sale.

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

      The excess of the Company’s share of the underlying equity in the net assets of HRP over its investment was amortized on a straight line basis over a period of 19 years. Such amortization was discontinued, effective January 1, 2002, upon the adoption of Statement of Financial Accounting Standards No. 142 — “Goodwill and Other Intangibles” (“SFAS No. 142”). The effect of adopting SFAS No. 142 resulted in the recording of income from cumulative effect of a change in accounting principle of $568,000, which represented the unamortized amount of negative goodwill associated with the Company’s equity investment in HRP.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock

      The Company’s Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company’s common stock in order to protect certain federal income tax benefits.

Equity-Based Compensation

      Statement of Financial Accounting Standards No. 123 — “Accounting for Stock-Based Compensations” (“SFAS No. 123”) establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options and such fair value at grant date is recorded as compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the options. The Company did not grant any stock options in the three year period ended December 31, 2003, therefore no pro forma amounts are required to be reported.

Comprehensive Income

      Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income and reflected as a component of stockholders’ equity. The Company records a pro-rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Concentration of Credit Risk

      The financial instruments of its wholly owned subsidiaries, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dependent on each customer’s financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and the use of factors.

Derivatives

      The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company does not directly have any derivative instruments, however HRP does and Former Hallwood Energy did have such instruments. Accordingly, the Company records its proportional share of any impact of these instruments in accordance with the equity method of accounting.

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

      Former Hallwood Energy determined that all of its oil and gas commodity swaps and collars, as well as its interest rate swaps should be designated as cash flow hedges. Since Former Hallwood Energy’s derivatives were designated as cash flow hedges, changes in the fair value of the derivatives were recognized in other comprehensive income until the hedged item was recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings. The Company realized its pro-rata share of Former Hallwood Energy’s accumulated other comprehensive income upon the disposition of its Former Hallwood Energy investment in May 2001.

Computation of Income Per Common Share

      Basic income per share was computed by dividing net income available to common stockholders by the weighted average shares outstanding.

      Income per common share assuming dilution was computed by dividing net income available to common stockholders, adjusted for the interest expense (net of tax) of the convertible loan, by the weighted average of shares and potential shares outstanding.

      Convertible loans are considered to be potential common shares when the Company reports income from continuing operations. The number of potential common shares from assumed loan conversion is computed using the “if-converted method” for the period during which the loans are outstanding. Stock options are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the “treasury stock method .”

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform to the classifications used in the current year.

New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company’s financial results.

      Statement of Financial Accounting Standards No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Company has reclassified its redeemable Series B Preferred Stock as a liability at the balance sheet dates.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 15, 2003. The Company has two entities which are currently accounted for utilizing the equity method of accounting, HRP and HEC. The Company has determined these entities are not VIE’s and therefore will not be consolidated.

Note 2 —	Investments in HRP (dollar amounts in thousands):

	December 31, 2003		Amount at which
			carried at		Income (Loss) for years ended
		Cost or	December 31,		December 31,
	Number	ascribed
Description of investment	of units	value	2003	2002	2003	2002	2001

Hallwood Realty Partners, L.P.
— General partner interest	—	$8,699	$876	$1,350	$38	$81	$97
— Limited partner interest	330,432	11,787	15,079	12,175	(474)	1,347	1,622

Totals		$20,486	$15,955	$13,525	$(436)	$1,428	$1,719

      The ownership percentages reported below assume conversion/exercise of all convertible securities owned by the Company, but no conversion/exercise of any of the convertible securities owned by any other holder of such securities.

      At December 31, 2003, the Hallwood Realty, LLC (“Hallwood Realty”) and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its Hallwood Realty Partners, L.P. (“HRP”) affiliate, respectively.

      In 1990, the Company, through a wholly owned subsidiary, acquired from Equitec Financial Group, Inc. (“Equitec”) the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such limited partnerships into HRP. See Note 14. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP’s net income (loss), the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income (loss), its pro rata share of HRP’s partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP’s comprehensive income (loss). The cumulative amount of such non-cash adjustments, from the original date of investment through December 31, 2003, resulted in a $1,830,000 decrease in the carrying value of the HRP investment. Prior to January 1, 2002, the Company recorded amortization of the amount that the Company’s share of the underlying equity in net assets of HRP exceeded its investment on the straight line basis over 19 years, which was $568,000 as of January 1, 2002. In accordance with SFAS No. 142, the unamortized amount of such “negative goodwill” was recorded as income from cumulative effect of a change in accounting principle on January 1, 2002. In 2001, the Company recognized a loss from cumulative effect of SFAS No. 133 adoption of $40,000, from the recognition of the Company’s pro-rata share of HRP’s loss from cumulative effect.

      The carrying value of the Company’s investment in the general partner interest of HRP included the value of intangible rights to provide asset management and property management services. Beginning in November 1993, the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $560,000, $672,000 and $672,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The value of the intangible rights became fully amortized in October 2003.

      As discussed in Note 18, the Delaware Court of Chancery rendered its decision after remand regarding certain litigation involving the Company in July 2003. The court determined that the defendants, including the Company, should pay to HRP a judgment of $2,988,000, plus pre-judgment interest of $3,762,000 from August 1995. The judgment amount, which represented the court’s determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was in addition to a judgment amount of $3,417,000 in the Court’s original ruling (discussed below), and was considered additional purchase price and added to the Company’s investment in the limited partnership units. The interest component of the judgment was recorded as litigation expense, net of the Company’s pro rata share of that amount which was recorded as income by HRP. The Company also recorded its pro rata share of attorney’s fees paid by HRP to plaintiff’s attorneys, in accordance with the court’s final order and judgment, recorded as an expense by HRP. The Company made a $5,000,000 payment against this obligation in August 2003. The remaining balance was $1,827,000 at December 31, 2003, of which $1,781,000 bears simple interest at the statutory rate of 7% until paid.

      As discussed in Note 18, the Delaware Court of Chancery rendered its opinion regarding certain litigation involving the Company in July 2001. The court determined that the defendants, including the Company, should pay to HRP a judgment of $3,417,000 plus pre-judgment interest of approximately $2,893,000 from August 1995. The judgment amount, which represented the court’s determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was considered additional purchase price and was added to the Company’s investment in the limited partnership units. The interest component of the judgment was recorded as an expense, net of the Company’s pro rata share of the income that will be reported by HRP. In October 2001, the Company paid $6,405,000, including post-judgment interest, to HRP.

      Tender Offer. On May 1, 2003, High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Hallwood Realty evaluated the offer and advised HRP unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP had engaged

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that, if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 2/3% of the outstanding HRP units. Thereafter, the board of directors of Hallwood Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as of March 22, 2004, 65,708 units had been tendered to High River. The offer has been extended several times and currently expires April 2, 2004.

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

      The Company has pledged 300,397 HRP limited partner units to collateralize the Amended and Restated Credit Agreement and former Term Loan and Revolving Credit Facility, and the remaining 30,035 units to secure all of the capital leases.

      The quoted market price per HRP limited partner unit and the Company’s carrying value per unit (AMEX symbol: HRY) at December 31, 2003 were $120.00 and $45.66, respectively. The general partner interest is not publicly traded.

      The following table sets forth summarized financial data of Hallwood Realty Partners, L.P., obtained from Securities and Exchange Commission filings on Form 10-K, as of and for each of the three years ended December 31, 2003 (in thousands):

	2003	2002	2001

Balance Sheet Data
Real estate property, net	$209,882	$209,838	$213,574
Total assets	291,237	274,420	269,875
Mortgages payable	209,554	197,552	201,224
Total partners’ capital	68,234	60,675	54,022
Statement of Operations Data
Revenue	$72,456	$73,739	$74,691
Income before cumulative effect of SFAS No. 133 adoption	2,806	6,931	8,520
Net income	2,806	6,931	8,328

Note 3 —	Investment in HEC (dollar amounts in thousands):

	December 31, 2003		Amount at which
			Carried at		Income (Loss) for Years
	Number	Cost or	December 31,		Ended December 31,
	of	Ascribed
Description of investment	Shares	Value	2003	2002	2003	2002	2001

Hallwood Energy Corporation
Common stock	2,688	$5,497	$5,360	$3,313	$50	$(187)	—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC’s net income (loss), stockholder’s equity transactions and comprehensive income (loss) adjustments, if any. Certain of the Company’s officers and directors are investors in HEC.

      The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and an additional $566,000 in January 2004. As of March 23, 2004, HEC has drilled or is in the process of drilling 37 wells in the Barnett Shale Formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Twenty-six wells are producing, one well has been plugged and abandoned, one well is being drilled and eight wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC has completed a salt water disposal well and facility, which went into operation in March 2004 and will serve HEC’s disposal needs as well as accommodate disposed water of third parties.

      Aggregate natural gas production in March 2004, including royalty owner share and minor working interest participation, rose to over 18 million cubic feet per day, and HEC is transporting third party gas of approximately three million cubic feet per day. Additional production is presently curtailed due to restrictions at the TXU Energy (“TXU”) metering and sales tap in Cleburne. HEC and TXU are in the process of expanding this facility, which will allow HEC to deliver in excess of 21 million cubic feet of gas per day.

      HEC holds oil and gas leases covering approximately 38,000 gross and 34,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas, as of March 1, 2004.

      Hallwood Exploration. In the 2004 first quarter, the Company invested $659,000 in Hallwood Exploration, L.P. (“Hallwood Exploration”), a newly formed, affiliated, private energy company. Hallwood Exploration was formed to develop an oil and gas exploration opportunity in Louisiana and is currently acquiring leases and seismic data. The Company owns approximately 20% of Hallwood Exploration and will account for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in Hallwood Exploration.

      The following table sets forth summarized financial data of HEC as of and for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002

Balance Sheet Data
Oil and gas properties, net	$23,141	$7,524
Total assets	28,527	12,029
Total liabilities	10,021	160
Stockholders’ equity	18,506	11,869
Statement of Operations Data
Revenue	$3,946	$46
Net income (loss)	171	(631)

Note 4 —	Restricted Cash

      Restricted cash of $982,000 at December 31, 2002, represented a deposit to secure a litigation claim, as discussed in Note 18. On March 21, 2003, the parties submitted to the Delaware Court of Chancery an agreed proposed Order and Judgment, which was signed by the Court and terminated the litigation. The Order and Judgment provided for payment out of the escrowed funds of approximately $547,000 to the noteholder and $437,000 to the Company. The Company received its share of the funds on March 31, 2003.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Loans and Capital Lease Obligations Payable

      Loans and capital lease obligations payable at the balance sheet dates are as follows (in thousands):

	December 31,

	2003	2002

Textile Products
Bank Debt
Revolving credit facility, prime + 0.25% or Libor + 3.00%, due January 2004	$10,000	$10,000
Acquisition credit facility, prime + 1.00% or Libor +3.25%, due January 2004	1,000	1,000
Equipment term loan, 9.37% fixed, due October 2005	422	623
Equipment term loan, 5.10% fixed, due March 2007	368	469
Equipment term loan, 5.60% fixed, due September 2008	315	—
Equipment term loan, 4.67% fixed, due December 2007	248	298
Equipment term loan, 4.57% fixed, due April 2008	130	—

Sub-total	12,483	12,390
Subordinated secured promissory note, prime rate, due July 2004	253	596
Subordinated secured promissory note, non-interest bearing, due February 2005	135	261

	12,871	13,247
Other
Bank Debt
Special Purpose Credit Facility, prime + 0.50% or Libor + 3.25%, but not less than 4.25%, due May 2005	5,000	—
Revolving credit facility, prime + 0.50% or Libor + 3.25%, due April 2005	4,000	500
Term loan, 7% fixed, due April 2005	1,338	2,317

Sub-total	10,338	2,817
Capital lease obligations, 12.18% fixed, due December 2004	563	1,066
Promissory note, non-interest bearing, due December 2004	167	—

	11,068	3,883

Total	$23,939	$17,130

Textile Products

      Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association (“Key Credit Agreement”). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement were limited to the lesser of the facility amount or the borrowing base as defined in the agreement. Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

      The Key Credit Agreement had a maturity date of January 2, 2004, bore interest at Brookwood’s option of prime plus 0.25% (4.25% and 4.50% at December 31, 2003 and 2002, respectively) or Libor + 1.75%, contained

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various covenants, including minimum net income levels by quarter (through December 2002 only), maintenance of certain financial ratios, restrictions on payment of dividends and repayment of debt or cash transfers to the Company. As of December 31, 2003, Brookwood had approximately $5,993,000 of borrowing base availability under this facility. The outstanding balance at December 31, 2003 was $10,000,000.

      Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the Key Credit Agreement.

      Acquisition Credit Facility. The Key Credit Agreement provides for a $2,000,000 acquisition revolving credit line. Brookwood has borrowed $1,000,000 under this facility. This facility bears interest at Brookwood’s option of prime plus 1.00% (5.00% and 5.25%, at December 31, 2003 and 2002, respectively) or libor plus 3.25%. The outstanding balance at December 31, 2003 was $1,000,000.

      Equipment Credit Facility and Term Loans. The Key Credit Agreement provides for a $2,000,000 equipment revolving credit line. The facility bears interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. In April 2003, Brookwood borrowed $142,000 at libor plus 3.25% and converted that amount into a term loan due April 2008. In September 2003, Brookwood borrowed an additional $330,000 and converted that amount into a term loan at a fixed rate of 5.60%, due September 2008. Brookwood has $517,000 availability under this facility at December 31, 2003. The outstanding balance at December 31, 2003 was $1,483,000.

      Renewal of Credit Facilities. The Key Credit Agreement was extended to January 31, 2004 and was subsequently renewed on January 30, 2004. The facility was renewed for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility.

      The current ratio covenant and total funded debt to total capitalization ratio covenant were eliminated in the renewal. A total debt to tangible net worth ratio covenant was added.

      The outstanding balance of the combined Key Bank credit facilities at December 31, 2003 was $12,483,000.

      Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at December 31, 2003 was $253,000.

      Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is fully amortizing over 36 months and has a maturity date of February 2005. The outstanding balance at December 31, 2003 was $135,000.

      Loan Covenants. At December 31, 2003 and during the interim 2003 periods, Brookwood was in compliance with all of its loan covenants under the Key Credit Agreement.

      Brookwood was in compliance with its loan covenants for all interim periods during 2002, except for the quarter ended December 31, 2002, when it did not meet its minimum net income loan covenant. The covenant,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which required a minimum net income of $1,500,000, was not met as Brookwood’s net income for the year ended December 31, 2002 was $1,436,000. Brookwood obtained a waiver for this violation.

Other

      Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the “Term Loan and Revolving Credit Facility”).

      The term loan bears interest at a fixed rate of 7%, matures April 2005 and is fully amortizing requiring monthly payments of $92,631. The outstanding principal balance of the loan at December 31, 2003 was $1,338,000.

      The revolving credit facility bears interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matures April 2005. The interest rate was 4.50% and 4.75% at December 31, 2003 and 2002, respectively. The Company borrowed $500,000 under the facility in 2002, proceeds which were principally used to invest in HEC. The Company borrowed an additional $800,000 under the facility in March 2003 $1,000,000 in June 2003, $500,000 in July 2003 and $1,200,000 in October 2003, principally in connection with additional investments in HEC. The Company has no further borrowing capacity under this facility. The outstanding principal balance of the revolving credit facility at December 31, 2003 was $4,000,000.

      Amended and Restated Credit Agreement. In July 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the “Amended and Restated Credit Agreement”). In addition to incorporating the terms of the Term Loan and Revolving Credit Facility described above, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the $3,000,000 term loan (the “Special Purpose Term Loan”) are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 11. The original terms of the Special Purpose Term Loan provides for interest at a fixed rate of 6%, maturity date of May 2005 and a monthly payment of $48,365. The Company has not yet drawn the Special Purpose Term Loan, as it has not exercised the option associated with the Separation Agreement.

      The proceeds of the new $5,000,000 credit facility (the “Special Purpose Credit Facility”), drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in August 2003 in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 18. The Special Purpose Credit Facility bears interest at the Company’s option of prime plus 0.50% (4.50% at December 31, 2003), or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly. The outstanding principal balance of the Special Purpose Credit Facility at December 31, 2003 was $5,000,000.

      In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulates that the $3,000,000 commitment is reduced by $50,000 per month from February 2004, and will expire on December 15, 2004 if unused. The revised Special Purpose Term Loan will require monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%.

      The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company’s major investments. The Company’s 300,397 HRP Limited Partner Units remain as collateral to secure the various facilities under the Amended and Restated Credit Agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loan Covenants. At December 31, 2003 and December 31, 2002, and during the interim 2003 and 2002 periods, the Company was in compliance with all of its loan covenants under the Amended and Restated Credit Agreement and former Term Loan and Revolving Credit Facility.

      Capital Lease Obligations. During 1999, the Company’s Brock Suite Hotels subsidiaries entered into three separate five-year capital leasing agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. Interest expense in the amount of $112,000, representing the full interest costs through expiration of the capital leases associated with the two disposed hotels, was accrued in 2002, as a reduction of gain from extinguishment of debt. The outstanding balance at December 31, 2003 was $563,000.

      Promissory Note. In connection with the settlement of a lawsuit regarding the Company’s former Embassy Suites hotel in Oklahoma City, Oklahoma, the Company issued a non-interest bearing promissory note in June 2003, in the amount of $250,000, payable in equal monthly installments over 18 months. The outstanding balance at December 31, 2003 was $167,000.

      Senior Secured Term Loan. In December 1999, the Company and its HWG, LLC subsidiary entered into an $18,000,000 credit agreement with First Bank Texas, N.A. and other financial institutions (the “Senior Secured Term Loan”). Proceeds were used to repay the then outstanding 7% Debentures, a term loan and provide working capital. The Senior Secured Term Loan bore interest at a fixed rate of 10.25%, was scheduled to mature in December 2004, was fully amortizing and required a monthly payment of $385,000. The Senior Secured Term Loan was fully repaid in May 2001 with a portion of the proceeds from the sale of the Company’s investment in Former Hallwood Energy.

      Schedule of Maturities. Maturities of loans payable and 10% Debentures (see Note 6) for the next five years are presented below (in thousands):

		Amended and	Other	Capital
	Textile	Restated Credit	Loans	Lease	10%
Years Ending December 31,	Products	Agreement	Payable	Obligations	Debentures	Total

2004	$849	$1,053	$167	$563	$—	$2,632
2005	474	9,285	—	—	6,468 (a)	16,227
2006	288	—	—	—	—	288
2007	11,193	—	—	—	—	11,193
2008	67	—	—	—	—	67

Total	$12,871	$10,338	$167	$563	$6,468	$30,407

(a)	Face amount.

Note 6 —	10% Collateralized Subordinated Debentures

      The Company has an issue of 10% Collateralized Subordinated Debentures (“10% Debentures”) outstanding, due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes, a pro rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue and is being amortized over its term. As a result, the effective

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate is 8.9%. The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are presented below (in thousands):

	December 31,

	2003	2002

10% Debentures (face amount)	$6,468	$6,468
Unamortized gain, net of accumulated amortization	101	157

Total	$6,569	$6,625

      As a result of certain hotel properties of the Company being placed into receivership, as further discussed in Note 7, the Company determined that a technical default occurred under the terms of the Indenture for the 10% Debentures. The Indenture provides that upon the occurrence of the default, the principal and accrued interest on the 10% Debentures shall automatically become due and payable. The trustee for the 10% Debentures, mailed a notice (the “Notice”) to debentureholders in July 2001, informing the holders of the default. The Notice stated that the holders of a majority of the outstanding principal amount of the 10% Debentures, on behalf of all holders, may waive the default, rescind and annul the declaration of acceleration and its consequences. In October 2001, the Company announced that a solicitation of its bondholders, which began in September 2001, was completed and that bondholders consented to grant the waiver and rescind and annul the acceleration. The overdue interest was subsequently deposited with the Trustee and was paid in November 2001. The payment consisted of interest that was to have been paid in July 2001 and October 2001, which the Company was prohibited from paying by the Indenture during the default, together with default interest on these amounts at the rate of 10% per annum. The normal quarterly interest payments resumed in January 2002.

Note 7 —	Discontinued Hotel Operations

      In December 2000, the Company discontinued its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties.

      As of June 2002, the Company completed the disposition of all four hotel properties it had previously designated as discontinued operations. The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to a lease concession from the owner. Accordingly, this hotel has been classified as an asset held for use and operating results are reported within continuing operations. The carrying value of the leasehold interest was $123,000 and $221,000, at December 31, 2003 and 2002, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of discontinued hotel operations is provided below (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenue and Gain from Dispositions
Gain from extinguishment of debt	—	$5,789	$316
Sales	—	282	7,619

		6,071	7,935
Expenses
Deferred federal income tax expense (benefit)	—	1,800	(500)
Operating expenses	—	324	6,822
Interest expense	—	183	1,848
Litigation and other disposition costs	—	362	214
Impairment	—	—	935

	—	2,669	9,319

Income (loss) from discontinued hotel operations	—	$3,402	$(1,384)

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

      In June 2001, the Company entered into a settlement agreement with the mezzanine lender whereby the Company transferred all of its capital stock of Hallwood Hotels — OKC, Inc., the entity that owned the Embassy Suites hotel, to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan. The Company reported a gain from extinguishment of debt of $316,000 before a deferred tax charge of $100,000.

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

      The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000, payable in equal monthly installments over eighteen months, in exchange for a full release regarding the Embassy Suites hotel and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the aforementioned promissory note will be fully amortized in December 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Discontinued Energy Operations and Deferred Revenue — Noncompetition Agreement

      In March 2001, the Company agreed to sell its investment in Former Hallwood Energy, which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

      Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Former Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement, the Company may not, directly or indirectly, engage in certain oil and gas activities in certain geographic areas without the prior consent of Pure. Former Hallwood Energy was engaged in the development, exploration, acquisition and production of oil and gas properties. Former Hallwood Energy owned interests in properties primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the Permian Basin in West Texas and onshore South Louisiana. The Company also agreed to keep Former Hallwood Energy’s confidential and proprietary information strictly confidential.

      Accordingly, energy operations relating to Former Hallwood Energy were segregated from the Company’s continuing operations and reported as discontinued operations. A summary of the income from discontinued energy operations is detailed below (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenue
Gain on sale of investment in Former Hallwood Energy	$—	$—	$8,725
Equity income from investment in Former Hallwood Energy	—	—	1,837

	—		10,562
Expenses
Deferred federal income tax benefit	—	—	(672)
State income tax expense	—	—	100

	—	—	(572)

Income from discontinued energy operations	$—	$—	$11,134

      The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization, which is reported in the “other” section of the statement of operations, was $2,417,000, $2,417,000 and $1,410,000 in the years ended December 31, 2003, 2002 and 2001, respectively. The unamortized amount of deferred revenue was $1,007,000 as of December 31, 2003.

      The Company accounted for its investment using the equity method of accounting, as the Company exercised significant influence over Former Hallwood Energy’s operational and financial policies. The Company’s share of the underlying equity in net assets of Former Hallwood Energy exceeded its investment by $4,391,000, which was being amortized at a rate which approximated the depletion rate of Former Hallwood Energy’s reserves. In addition to recording its share of Former Hallwood Energy’s net income available to common stockholders the Company also recorded its pro rata share of any capital transactions and other comprehensive income.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Redeemable Preferred Stock

      The Company has outstanding 250,000 shares of preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock are entitled to cash dividends in an annual amount of $0.20 per share (total annual amount of $50,000), which have been paid in each of the years beginning in 1996 through and including 2003. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001 dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.

      In connection with the adoption of SFAS No. 150, the Company reclassified its Series B Preferred Stock as a liability at the balance sheet dates. In addition, SFAS No. 150 requires that future payments of preferred dividends shall be classified within continuing operations.

Note 10 —	Stockholders’ Equity

      Common Stock. The Company’s Second Restated Certificate of Incorporation contains a provision that restricts transfers of the Company’s common stock in order to protect certain federal income tax benefits.

      Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of Series B Preferred Stock.

      Treasury Stock. In August 2003, the Company purchased 35,000 of its common shares in a private transaction for $604,000. During December 2001, the Company purchased 63,400 shares of its common stock from its principal stockholder, Anthony J. Gumbiner for $412,000, the same amount paid by Mr. Gumbiner, who purchased the shares in October 2001 from an unrelated third party. As of December 31, 2003 and 2002, the Company held 1,069,760 and 1,034,760 treasury shares, respectively.

      Stock Options. All options under the 1995 Stock Option Plan for The Hallwood Group Incorporated are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company’s common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant. In March 2001, the Company increased the number of authorized shares under the 1995 stock option plan by 40,800 shares to 244,800. The increase was approved by the Company’s stockholders in May 2001. Options for 40,800 shares are available for grant under the 1995 Stock Option Plan as of December 31, 2003.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of options granted and the changes therein during the three years ended December 31, 2003 are presented below:

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	204,000	$12.23	204,000	$12.23	204,000	$12.23
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Reacquired	—	—	—	—	—	—

Outstanding, end of year	204,000	$12.23	204,000	$12.23	204,000	$12.23

Options exercisable, at end of year	204,000	$12.23	204,000	$12.23	204,000	$12.23

      Below is the status of the 1995 Stock Option Plan as of December 31, 2003:

Total authorized	244,800
Less: Number granted, not exercised:
May 2000	(70,800)	Exercise price of $10.31, expiring May 2010
September 1997	(66,600)	Exercise price of $17.37, expiring September 2007
February 1997	(12,375)	Exercise price of $15.00, expiring February 2007
September 1996	(41,850)	Exercise price of $7.83, expiring September 2006
June 1995	(12,375)	Exercise price of $7.67, expiring June 2005

Sub-total	(204,000)

Total available	40,800

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 — “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost has been recognized for the options. The Company did not grant any stock options in the three year period ended December 31, 2003, therefore no pro forma amounts are required to be reported.

      The Company did not issue options during the three year period ended December 31, 2003. All options previously granted are fully vested.

Note 11 —	Separation Agreement

      In 1999, the Company entered into the Separation Agreement with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in Former Hallwood Energy, all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments are subject to termination in certain circumstances.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The additional cost of the Separation Agreement recorded in 2002 and 2001 in the amounts of $1,000,000 and $500,000, respectively, represented an additional accrual of future cash payments to the trust through the period ending December 2004 and December 2002, respectively. The Separation Agreement obligation was $3,500,000 and $4,000,000 at December 31, 2003 and 2002, respectively. The Company has an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000.

      As discussed in Note 5, the Company entered into an Amended and Restated Credit Agreement in July 2003, as amended in January 2004, which provides for a Special Purpose Term Loan in the amount of up to $3,000,000 to be used to exercise the aforementioned option. The Company would record a debt extinguishment gain to the extent that the carrying amount of the Separation Agreement obligation at the time of exercise exceeds the $3,000,000 exercise price.

Note 12 —	Income Taxes

      Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,

Continuing Operations	2003	2002	2001

Federal
Deferred	$(4,485)	$1,456	$2,121
Current	70	50	58

Sub-total	(4,415)	1,506	2,179
State	946	813	244

Total	$(3,469)	$2,319	$2,423

	Years Ended December 31,

Discontinued Operations	2003	2002	2001

Federal
Deferred	$—	$1,800	$(1,172)
Current	—	—	—

Sub-total		1,800	(1,172)
State	—	—	100

Total	$—	$1,800	$(1,072)

      Reconciliations of the expected tax (or benefit) at the statutory tax rate to the recorded tax or (benefit) are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Expected tax (benefit) at the statutory tax rate	$1,345	$3,903	$1,930
Increase (decrease) in deferred tax asset valuation allowance	(5,725)	(1,218)	(1,489)
Other	287	884	562
State taxes	625	537	227
Foreign loss not taxable	(1)	13	121

Recorded tax or (benefit)	$(3,469)	$4,119	$1,351

      The deferred tax asset (net of valuation allowance) was $8,706,000 and $4,221,000 at December 31, 2003 and 2002, respectively. The deferred tax asset arises principally from the anticipated utilization of the Company’s

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards (“NOLs”) and tax credits from the implementation of various tax planning strategies, which include an anticipated gain from the potential sale of the HRP limited partner units and projected income from continuing operations.

      As a result of the appreciation in market value of the HRP limited partner units during 2003, management determined that the valuation allowance should be reduced to reflect the anticipated increase in utilization of NOLs. The deferred tax asset and tax expense (benefit) in 2002 and 2001 were impacted by anticipated and realized gains related to the Company’s discontinued hotel and energy operations. Accordingly, the Company recorded a deferred tax expense (benefit) of $(4,485,000), $3,256,000 and $949,000 in 2003, 2002 and 2001, respectively.

      The Company reported taxable income in 2003 and incurred federal current tax expense of $70,000, including federal alternative minimum tax of $20,000 and $50,000 principally incurred by certain subsidiaries. Although the Company reported significant taxable income in 2002 from continuing operations and hotel dispositions and in 2001 from the sale of its investment in Former Hallwood Energy, it incurred no federal alternative minimum tax due to a change in the tax law affecting the calculation of the alternative minimum tax, that expired in 2002 however, current federal taxes of $50,000 and $58,000 were incurred by subsidiaries in 2002 and 2001, respectively. The accrued federal income tax payable was $4,000 and $33,000, and state taxes payable were $540,000 and $460,000 at December 31, 2003 and 2002, respectively.

      A schedule of the types and amounts of existing temporary differences and NOLs, at the blended statutory tax rate of 34%, tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net

	December 31, 2003		December 31, 2002

	Assets	Liabilities	Assets	Liabilities

Basis differences	$13,292	$—	$14,906	$—
Net operating loss carryforward	9,917	—	9,955	—
Equity in earnings of unconsolidated affiliates	1,072	—	361	—
Tax credits	2,249	—	2,228	—
Reserves recorded for financial statement purposes and not for tax purposes	—	228	1,495	—
Original issue discounts and cancellation of debt income on debentures	1,241	—	194	—
Depreciation and amortization	414	—	—	3,713
Other temporary differences	—	84	3,687	—

Deferred tax assets and liabilities	28,185	$312	32,826	$3,713

Less: Deferred tax liabilities	(312)		(3,713)

	27,873		29,113
Less: Valuation allowance	(19,167)		(24,892)

Deferred tax asset, net	$8,706		$4,221

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is a schedule of expiring NOLs for tax purposes by year (in thousands):

Years ending December 31,	Amount

2007	$6,971
2008	12,896
2009	6,916
2010	1,346
2020	1,037

Total	$29,166

      Certain of the NOLs (approximately $8,360,000) are considered SRLY losses and are specifically limited to future taxable income related to the Company’s hotel subsidiaries and are not available for general corporate purposes. In addition, the Company has approximately $2,249,000 of alternative minimum tax credits, which have no expiration date, and a depletion carryforward of approximately $6,323,000, which may be used to offset future taxable income without an expiration limitation.

      Current tax laws and regulations relating to specified changes in ownership may limit the Company’s ability to utilize its NOLs and tax credit carryforwards. As of December 31, 2003, management was not aware of any ownership changes which would limit the utilization of the NOLs and tax credit carryforwards.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows

      Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,

	2003	2002	2001

Issuance of promissory note in litigation settlement	$250	—	—
Proportionate share of stockholders’ equity/ partners’ capital transactions of equity investments
Adoption of SFAS No. 133:
Cumulative effect	$—	$—	$(4,035)
Realized upon disposition of Hallwood Energy	—	—	3,009
Change in fair value of derivatives	—	—	1,302
Amortization of interest rate swap	(56)	(59)	(26)

Accumulated other comprehensive income	$(56)	$(59)	$250

Other
HRP	$(22)	$—	$—
Former Hallwood Energy	—	—	(36)
Hotel assets and liabilities relinquished in connection with debt extinguishment:
Loans payable	$—	$11,609	$17,726
Other liabilities, net	—	837	398
Hotel properties	—	(6,552)	(17,808)
Deferred tax asset	—	(1,800)	(100)

	$—	$4,094	$216

Supplemental disclosures of cash payments.
Interest paid	$1,680	$1,606	$3,474
Income taxes paid	967	168	738

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Income (Loss) Per Common Share

      The following table reconciles the Company’s income (loss) from continuing operations to income (loss) from continuing operations available to common stockholders-assuming dilution, and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

	Years Ended December 31,

	2003	2002	2001

Income (Loss) Available to Common Stockholders
Income (loss) from continuing operations	$7,425	$3,392	$(5,465)
Less cash dividend on preferred stock	(50)	(50)	(50)
Interest expense (net of tax) of assumed loan conversion	—	28	—

Income (loss) from continuing operations available to common stockholders — assuming dilution	$7,375	$3,370	$(5,515)

Weighted Average Shares Outstanding
Basic	1,347	1,361	1,420
Potential shares from assumed exercise of stock options	125	—	—
Potential repurchase of shares from proceeds of assumed exercise of stock options	(82)	—	—
Potential shares from assumed loan conversion	—	54	—

Assuming dilution	1,390	1,415	1,420

      Due to the loss from continuing operations in 2001, potential shares from assumed loan conversions of 456,000 were anti-dilutive.

Note 14 —	Organization and Operations of Hallwood Realty Partners, L.P.

      Organization. In 1990, the Company, through a wholly owned subsidiary, acquired from Equitec Financial Group, Inc. (“Equitec”), the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such partnerships into Hallwood Realty Partners, L.P. (“HRP”). The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. During 1998, management completed a consolidation of the Company’s real estate assets into a new structure involving several new wholly owned entities. Following the completion of the consolidation, the general partner interest is owned by Hallwood Realty, LLC (“Hallwood Realty”) and the limited partner interest is owned by HWG, LLC. The consolidation did not affect the carrying value of the investments.

      Operations. The Company’s real estate subsidiaries earn asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP’s properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount by which the sales price of a property exceeds the purchase price of such property. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP, which currently provide that they expire on June 30, 2004, provide for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the fees earned from HRP is detailed below (in thousands):

	Years Ended December 31,

	2003	2002	2001

Property management fees	$1,979	$2,029	$2,009
Leasing fees	1,556	2,151	2,158
Construction supervision fees	698	582	1,204
Asset management fees	605	618	609
Disposition fees	—	—	120

Total	$4,838	$5,380	$6,100

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

Note 15 —	Organization and Operations of Brookwood Companies Incorporated

      Organization. Brookwood Companies Incorporated, a wholly owned subsidiary of the Company (“Brookwood”), was formed in March 1989 to acquire certain assets and assume certain liabilities of a nylon textile converting and finishing company. Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

      Operations. Brookwood maintains factoring agreements which provide that receivables, resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor’s prior approval. Commissions paid to the factors were approximately $479,000, $297,000 and $240,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Brookwood had one customer that accounted for more than 10% of its net sales during 2003 and 2002. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2004. Sales to that customer were $30,067,000, $18,600,000 and $3,800,000 in 2003, 2002 and 2001, respectively.

      Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Finished goods	$10,537	$10,316
Work in process	6,480	4,904
Raw materials	5,087	4,266

	22,104	19,486
Less: Obsolescence reserve	(883)	(573)

Total	$21,221	$18,913

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Machinery and equipment	$15,171	$13,620
Buildings and improvements	4,672	4,528
Office furniture and equipment	3,436	3,338
Construction in progress	514	862
Land	391	391
Leasehold improvements	407	368

	24,591	23,107
Less: Accumulated depreciation	(15,219)	(13,792)

Total	$9,372	$9,315

      In 2001, management conducted an analysis of the carrying values of certain intangible assets related to acquisitions made in prior years and determined that Brookwood suffered an impairment to those values due to adverse economic trends and conditions. Accordingly, an impairment charge of $1,446,000 was recorded in December 2001.

      During 2000, Brookwood formed STA with an unrelated third party that is also in a textile related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 promissory note and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. For the first three quarters of 2002, Brookwood accounted for its investment under the equity method of accounting. Since that date, the results of STA have been fully consolidated.

      The following table sets forth summarized financial data of STA as of and for the year ended December 31, 2001 and for the nine months ended September 30, 2002 (in thousands):

	Years Ended
	December 31,

	2002	2001

Balance Sheet Data
Total assets	$—	$8,522
Total liabilities	—	7,288
Joint venture equity	—	1,234
Statement of Operations Data
Revenue	$15,380	$6,596
Net income	2,429	1,252

Note 16 —	Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses are considered to approximate their carrying value. These include cash and cash equivalents, restricted cash, short term receivables, accounts payable and other liabilities.

      Management has reviewed the carrying value of its loans payable and 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $24,009,000 and $17,243,000 at December 31, 2003 and 2002, compared to the carrying value of $23,939,000 and $17,130,000, respectively. The estimated fair value of the 10% Debentures is $6,468,000 and $5,983,000, based on market prices on the New York Stock Exchange, compared to the carrying values of $6,569,000 and $6,625,000 at December 31, 2003 and 2002, respectively.

      The fair value information presented as of December 31, 2003 and 2002 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 17 —	Related Party Transactions

      HSC Financial Corporation. The Company has entered into a financial consulting contract with HSC Financial Corporation (“HSC”), a corporation associated with Mr. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $795,000 ($495,000 prior to May 2001 and $954,000 after February 2004), excluding reimbursement for out-of-pocket and other reasonable expenses. The annual amount is payable in monthly installments, as a retainer to secure the availability of HSC to perform such services as and when required by the Company. This contract had an original termination date of July 1998, however, it automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HSC is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company or its subsidiaries’ board of directors. The Board of Directors awarded a bonus to HSC in March 2004, 2003 and 2002, accrued into the prior year, in the amount of $33,000 from its HCRE subsidiary.

      Pursuant to the HSC financial consulting agreement, the Company reimburses HSC for reasonable expenses in providing office space and administrative services. The Company reimbursed HSC $417,000, $392,000 and $344,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Of the amounts paid, the Company incurred $104,000, $98,000 and $86,000 of expense for the years ended December 31, 2003, 2002 and 2001, respectively. The remainder was reimbursed by HRP and certain energy affiliates.

      Hallwood Investments Limited. In March 2000, September 2000 and March 2001, the Company entered into loan agreements with Hallwood Investments Limited, an entity associated with its chairman and principal stockholder, Anthony J. Gumbiner, whereby the Company borrowed funds in the amount of $1,500,000, $1,000,000 and $1,500,000, respectively. Significant terms included: (i) term of five years; (ii) fixed interest rate of 10%; (iii) interest and principal payments deferred until maturity; (iv) unsecured; and (v) convertible into common stock twelve months after date of issuance, if not previously repaid, at a per share price which was 115% of the market price on the date each of the loans was approved by the Company’s independent board members. Two of the loans were repaid by the Company in December 2001 in the amount of $2,881,000, which represented principal of $2,500,000 and accrued interest of $381,000. The remaining loan was repaid by the Company in March 2002 in the amount of $1,648,000, which represented principal of $1,500,000 and accrued interest of $148,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Hallwood Realty Partners, L.P. As previously discussed in Note 14, the Company earns management fees, leasing commissions and other fees from HRP.

      Stanwick. The Company shares common offices, facilities and staff with Stanwick Holdings, Inc. (“Stanwick”). The Company pays the common general and administrative expenses of the two entities and charges Stanwick a management fee for its allocable share of the expenses. Stanwick reimbursed the Company $25,000 for each of the years ended December 31, 2002 and 2001, respectively. Stanwick is a subsidiary of Luxembourg-based Hallwood Holdings S.A. (“HHSA”). Anthony J. Gumbiner is a director of HHSA. Melvin J. Melle is chief financial officer of HHSA and Stanwick.

      Strategic Technical Alliance, LLC. During 2002 and 2001, Brookwood sold inventory to STA, its joint venture investee. Prior to October 2002, Brookwood reported sales to STA of $11,444,000 and $5,342,000 for the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively. In September 2002, STA became a wholly owned Brookwood subsidiary.

Note 18 —	Litigation, Contingencies and Commitments

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

      In June 1997, an action was filed against the Company, HRP, HRP’s general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Court of Chancery of the state of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement and fraud in connection with certain transactions involving HRP’s limited partnership units in the mid 1990’s. The Company was alleged to have aided and abetted the alleged breaches. In June 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner’s outside directors were entitled to judgment dismissing all claims brought against them.

      A five-day trial was held in January 2001. In July 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of HRP units to the Company in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP’s partnership agreement. The court also found that the sale of units to the Company in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represents what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.

      On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants, including the Company, were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by the Company in 1995 of $14.20 per unit and the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, the Company paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Delaware Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending the matter.

      As discussed in Note 5, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. As of December 31, 2003, $1,827,000, including interest, remained unpaid and is reflected on the Company’s balance sheet within “Interest, litigation and other accrued expenses,” of which $1,781,000 bears simple interest at the statutory rate of 7% until paid.

      In April 2003, an action was filed against HRP’s general partner, Hallwood Realty (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15% or more of the units of HRP, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

      In April 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP’s Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner’s recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner’s recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 7 and 8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between the Company and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that the Company and its principal stockholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiff’s motion to amend their complaint to add these claims.

      The Company was a party to certain litigation in the Delaware Court of Chancery styled, Corporate Property Associates 6 and Corporate Property Associates 7 v. The Hallwood Group Incorporated (C.A. 15661 - NC), that involved a four-year, $500,000 promissory note of the Company due March 1998. The note was secured by a pledge of 89,269 HRP limited partner units. The agreement under which the note was issued also provided that the pledgee (“CPA,” or the “Noteholder”) had the right to receive up to an additional $500,000 based on the increase in price of the HRP units (the “HRP Participation Amount”). In 1996, the Company and CPA entered into an agreement under which the Company would pay off the principal and interest on the note and all other obligations between the parties would be ended. Subsequently, CPA refused to go forward with the agreement and this litigation was instituted. In December 1999, the Company and the Noteholder entered into an agreement, approved by the court, which provided that (i) the Company pay the face amount of $500,000 plus $83,000 of accrued interest to the Noteholder; (ii) the Company deposit $900,000 into an escrow account to secure the maximum amount which could be payable by the Company, including a potential claim of $400,000 for legal fees; and (iii) that the noteholder release its collateral of 89,269 HRP units. The parties reserved their rights to proceed with the litigation. Trial was held in June 2001 in the Delaware Court of Chancery. In February 2002, the court rendered its decision in favor of the Company. In March 2002, the court entered an order that provided for the return of approximately $971,000, including accrued interest, to the Company from the escrow account. The Noteholder filed an appeal in April 2002. Oral arguments before the Delaware Supreme Court were heard in September 2002, and a rehearing en banc was held in November 2002. In March 2003, the Delaware Supreme Court issued its opinion reversing the finding of the Trial Court that certain language in the letter agreement in question constituted a general release of Hallwood’s obligations. On March 21, 2003, the parties submitted to the Chancery Court an agreed proposed Order and Judgment, which was signed by the Chancery Court and terminated the litigation. The Order and Judgment provided for payment out of the escrowed funds of approximately $547,000 to CPA and $437,000 to the Company. The Company received its share of the escrowed funds on March 31, 2003.

      The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel in Oklahoma City, Oklahoma and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel in Sarasota, Florida. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the aforementioned promissory note will be fully amortized in December 2004.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of a subscription agreement, to the extent Hallwood Realty has insufficient capital to satisfy creditors of HRP. No such demands have been made.

      In December 1999, the Company distributed certain assets and incurred a contingent obligation under the Separation Agreement. A contingent obligation exists to the extent that the Company fails to exercise its option to extinguish future cash payments of up to $500,000 per year, which has no stated maturity. The Company has an option to extinguish the future cash payments at any time prior to its expiration on December 21, 2004 upon payment of $3,000,000. See Note 11.

      In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood has initiated the process to acquire the requisite equipment.

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

      A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.

      Commitments. Total lease expense for noncancelable operating leases was $1,431,000, $1,518,000 and $1,718,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company leases certain textile manufacturing equipment and certain hotel property, including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HRP and pays a proportionate share of the lease expense. Two hotel leases (one of which was terminated in February 2001) required the payment of contingent rent if revenue was in excess of a base amount. Contingent rent was $-0-, $-0- and $88,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years ending December 31,	Amount

2004	$1,139
2005	880
2006	691
2007	538
2008	538
Thereafter	1,076

Total	$4,862

      Employment Contracts. The Company’s Brookwood subsidiary has various employment agreements. The approximate minimum annual compensation due under this commitment are as follows (in thousands):

Years ending December 31,	Amount

2004	$677
2005	53
2006	—
2007	—
2008	—

Total	$730

Note 19 — Segment and Related Information

      The Company is a holding company and classifies its primary business operations into two reportable segments; real estate and textile products. Both segments have different management teams and infrastructures that engage in different businesses and offer different services.

      Real Estate. The real estate operations are conducted primarily through the Company’s wholly owned subsidiaries, HWG, LLC, Hallwood Realty and HCRE. Hallwood Realty is the sole general partner of HRP. At December 31, 2003, HRP owned fourteen real estate properties in six states containing 5,207,000 net rentable square feet. Hallwood Realty owns a 1% general partner interest and HWG, LLC owns a 21% limited partner interest in HRP. Hallwood Realty is responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provides general operating and administrative services to HRP. HCRE is responsible for on-site property management for all HRP properties, and properties it manages for third parties, for which it receives management, leasing and construction supervision fees. The Company accounts for its ownership in HRP using the equity method of accounting recording its pro-rata share of net income (loss) with an elimination of intercompany profits, comprehensive income (loss) and partners capital transactions reported by HRP.

      Textile Products. The textile products operations are conducted through the Company’s wholly owned Brookwood subsidiaries. Brookwood is an integrated textile service firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

      Discontinued Operations — Energy. Former Hallwood Energy owned interests in oil and gas properties, primarily located in the San Juan Basin in New Mexico and Colorado, South Texas, the West Texas Permian Basin and onshore South Louisiana. The investment in Former Hallwood Energy was accounted for using the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity method of accounting, as the Company exercised significant influence over Former Hallwood Energy’s operational and financial policies.

      In May 2001, the Company sold its investment in Former Hallwood Energy. Accordingly, the Company’s former energy operations have been reclassified as discontinued operations for all periods presented herein.

      Discontinued Operations — Hotels. Hotel operations were conducted through the Company’s wholly owned Hallwood Hotels and Brock Hotels subsidiaries. Hallwood Hotels held a long-term leasehold interest in the Holiday Inn hotel, located in Longboat Key , Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owned fee interests in two GuestHouse Suites Plus properties located in Tulsa, Oklahoma and Greenville, South Carolina, and a long-term leasehold interest in one GuestHouse Suites Plus property located in Huntsville, Alabama.

      In December 2000, the Company decided to dispose of its hotel segment, which consisted of five hotel properties at that time. As of June 2002, the Company completed the disposition of four hotels it had previously designated as discontinued operations. The Company determined that it would retain its leasehold interest in one of the hotels which has been reclassified as a continuing operation and is included in “other” within the following schedule.

      The following represents the Company’s reportable amounts by segment, including its discontinued operations, as of and for the years ended December 31, 2003, 2002 and 2001, respectively ( in thousands):

	Real	Textile		Discontinued
	Estate	Products	Other	Operations	Consolidated

Year ended December 31, 2003
Total revenue from external sources	$4,640	$104,720	$3,885		$113,245

Operating income (loss)	$(855)	$6,030			$5,175

Unallocable expenses, net			$(1,219)		(1,219)

Income from continuing operations before income taxes					$3,956

Identifiable assets, December 31, 2003	$16,279	$49,603	$—		$65,882
Cash allocable to segment	85	916	1,884		2,885

	$16,364	$50,519	$1,884		68,767

Corporate assets			$14,787		14,787

Total assets, December 31, 2003					$83,554

Depreciation and amortization	$560	$1,504	$111		$2,175

Capital expenditures/acquisitions		$1,561	$13		$1,574

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Real	Textile		Discontinued
	Estate	Products	Other	Operations	Consolidated

Year ended December 31, 2002
Total revenue from external sources	$7,095	$85,933	$4,128		$97,156

Operating income	$4,604	$2,667			$7,271

Unallocable expenses, net			$(1,560)		(1,560)

Income from continuing operations before income taxes					$5,711

Income from discontinued operations				$3,402	$3,402

Identifiable assets, December 31, 2002	$14,317	$44,519	$—		$58,836
Cash allocable to segment	119	869	1,371		2,359

	$14,436	$45,388	$1,371		61,195

Corporate assets			$8,353		8,353

Total assets, December 31, 2002					$69,548

Depreciation, amortization and impairment	$672	$1,373	$117		$2,162

Capital expenditures/acquisitions		$1,950			$1,950

Year ended December 31, 2001
Total revenue from external sources	$8,514	$69,579	$3,309		$81,402

Operating income	$3,167	$(2,126)			$1,041

Unallocable expenses, net			$(4,083)		(4,083)

Loss from continuing operations before income taxes					$(3,042)

Income from discontinued operations				$9,750	$9,750

Identifiable assets, December 31, 2001	$12,558	$44,998	$—	$9,506	$67,062
Cash allocable to segment	97	323	3,552	—	3,972

	$12,655	$45,321	$3,552	$9,506	71,034

Corporate assets			$6,533		6,533

Total assets, December 31, 2001					$77,567

Depreciation, amortization and impairment	$672	$2,879	$110	$935	$4,596

Capital expenditures/acquisitions		$1,015		$3	$1,018

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Employee Benefit Retirement Plans

      In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; (iii) excludes the Company’s hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees contributions up to the first 6% contributed for each of the three years ended December 31, 2003, vest at a rate of 20% per year of service and become fully vested after five years. Employees of Hallwood Realty, HCRE and salaried hotel employees also participate in the Company’s 401(k) plan. Employer contributions paid on behalf of Hallwood Realty employees were substantially paid by HRP. Brookwood has a separate 401(k) plan which is similar to the Company’s plan. Brookwood did not provide a matching employer contribution to its 401(k) plan in the years ended December 31, 2002 and 2001. The Company’s contributions to the plans for the years ended December 31, 2003, 2002 and 2001, respectively, excluding contributions from the Hallwood Realty affiliate paid on behalf of HRP, were $291,000, $71,000, and $62,000, respectively.

      Brookwood’s union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the years ended December 31, 2003, 2002 and 2001 were $281,000, $268,000 and $245,000, respectively.

Note 21 — Cumulative Effect of Changes in Accounting Principles

      SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 by the Company resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company’s equity investment in HRP.

      During 2001, management conducted an analysis of the carrying value of certain intangible assets related to the textile products segment and recorded an impairment charge of $1,446,000 as of December 31, 2001. The Company no longer has any recorded goodwill or intangible assets that would be subject to amortization or impairment testing.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the provisions of SFAS No. 142 been applied retroactively, the Company’s net income and net income per share for each of the two years ended December 31, 2002, would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended
	December 31,

	2002	2001

Net income, as reported	$7,362	$4,245
Add back amortization:
Real estate — negative goodwill	—	(113)
Textile products — positive goodwill	—	59
Deduct cumulative effect of change in accounting principle:
Real estate — negative goodwill	(568)	—

Net income — pro forma	$6,794	$4,191

Net income per common share — assuming dilution, as reported	$5.19	$2.95
Adjustments	(0.40)	(0.04)

Net income per common share — assuming dilution, pro forma	$4.79	$2.91

Note 22 — Summary of Quarterly Financial Information (Unaudited)

      Results of operations by quarter for the years ended December 31, 2003 and 2002, are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2003

	March 31	June 30	September 30	December 31

Operating revenues	$27,355	$25,782	$28,517	$31,591
Gross profit	6,177	2,265	7,085	6,939
Income from continuing operations	1,353	831	4,820	421
Income from discontinued operations	—	—	—	—
Net income	1,353	831	4,820	421
Comprehensive income	1,340	817	4,806	406
Per Share Data:
Income from continuing operations
Basic	0.99	0.57	3.60	0.32
Assuming dilution	0.99	0.56	3.44	0.30
Net income
Basic	0.99	0.57	3.60	0.32
Assuming dilution	0.99	0.56	3.44	0.30

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	March 31	June 30	September 30	December 31

Operating revenues	$24,354	$25,887	$21,088	$25,827
Gross profit	5,325	5,641	5,168	4,579
Income (loss) from continuing operations	1,316	1,142	1,298	(364)
Income (loss) from discontinued operations	1,476	2,258	(15)	(317)
Net income (loss)	3,360	3,400	1,283	(681)
Comprehensive income (loss)	3,346	3,385	1,268	(696)
Per Share Data:
Income (loss) from continuing operations
Basic	0.97	0.80	0.95	(0.27)
Assuming dilution	0.85	0.80	0.95	(0.27)
Income (loss) from discontinued operations
Basic	1.08	1.66	(0.01)	(0.23)
Assuming dilution	0.93	1.66	(0.01)	(0.23)
Net income (loss)
Basic	2.47	2.46	0.94	(0.50)
Assuming dilution	2.15	2.46	0.94	(0.50)

      Year ended December 31, 2003. In June 2003, the Company recorded litigation expense of $3,602,000 in connection with the decision after remand by the Delaware Court of Chancery in the Gotham Partners, L.P. vs. Hallwood Realty Partners, L.P., et al, matter.

      Year ended December 31, 2002. In January 2002, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma and recognized a gain from debt extinguishment of $2,552,000, before a deferred tax charge of $875,000. In June 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina completed a foreclosure on the hotel and the Company recognized a gain from debt extinguishment of $3,237,000, before a deferred tax charge of $925,000. In December 2003, the Company recorded a loss provision of $247,000 to fully accrue the settlement cost of two hotel litigation matters.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES

To the Stockholders and Directors of The Hallwood Group Incorporated

      We have audited the consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 29, 2004, which contained an explanatory paragraph referring to the Company’s change in its method of accounting for goodwill in 2002 as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and its change in its method of accounting for redeemable preferred stock in 2003 as required by Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and subsidiaries, listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 29, 2004

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Investments in subsidiaries — continuing operations	$29,036	$31,361
Deferred tax asset, net	8,706	4,221
Investment in HEC	5,360	3,313
Cash and cash equivalents	1,761	296
Receivables and other assets	373	363
Restricted cash	—	982

Total Assets	$45,236	$40,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
10% Collateralized Subordinated Debentures	$6,569	$6,625
Separation Agreement obligations	3,500	4,000
Interest, litigation and other accrued expenses	2,601	1,285
Deferred revenue — noncompetition agreement	1,007	3,424
Redeemable preferred stock	1,000	1,000
Capital lease obligations	563	1,066
Loan payable	167	—

Total Liabilities	15,407	17,400
Common stock	240	240
Additional paid-in capital	54,430	54,452
Accumulated deficit	(9,042)	(16,417)
Accumulated other comprehensive income	135	191
Treasury stock	(15,934)	(15,330)

Total Stockholders’ Equity	29,829	23,136

Total Liabilities and Stockholders’ Equity	$45,236	$40,536

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
INCOME
Intercompany income from subsidiaries
Interest income	$3,008	$3,065	$3,158
Management fees	1,787	2,019	2,331
Dividends	600	—	—
Amortization of deferred revenue — noncompetition agreement	2,417	2,417	1,410
Equity income (loss) from investments in HEC	50	(187)	—
Interest and other income	4	318	215
Equity in net income of subsidiaries — continuing operations	—	563	—

Total income	7,866	8,195	7,114
EXPENSES
Litigation expense	3,371	—	2,360
Administrative expenses	2,154	1,930	2,266
Interest expense	672	622	1,088
Intercompany interest expense	318	156	559
Equity in net loss of subsidiaries — continuing operations	218	—	2,023
Cost of Separation Agreement	—	1,000	500
Loss from debt extinguishment	—	—	800

Total expenses	6,733	3,708	9,596

Income (loss) from continuing operations before income taxes	1,133	4,487	(2,482)
Income tax benefit (expense)	6,292	(527)	(3,023)

Income (loss) from continuing operations	7,425	3,960	(5,505)
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued hotel operations (includes gains from extinguishment of debt of $5,789 and $316 in 2002 and 2001, respectively)	—	3,402	(1,384)
Income from discontinued energy operations	—	—	11,134

	—	3,402	9,750

Net Income	7,425	7,362	4,245
Cash dividend on preferred stock	(50)	(50)	(50)

Net Income Available to Common Stockholders	$7,375	$7,312	$4,195

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant.”

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net Income	$7,425	$7,362	$4,245
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income from equity investments Adoption of SFAS No. 133
Cumulative effect	—	—	(4,035)
Realized upon disposition of Former Hallwood Energy	—	—	3,009
Change in fair value of derivatives	—	—	1,302
Amortization of interest rate swap	(56)	(59)	(26)

	(56)	(59)	250

Comprehensive Income	$7,369	$7,303	$4,495

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant.”

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,673	$(317)	$(887)
CASH FLOWS FROM INVESTING ACTIVITIES
Return of (additional) investment in subsidiaries	2,029	2,019	(21,350)
Investment in HEC common stock	(1,997)	(3,500)	—
Proceeds from sale of Former Hallwood Energy stock	—	—	18,000
Proceeds from noncompetition agreement	—	—	7,250

Net cash provided by (used in) investing activities	32	(1,481)	3,900
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for treasury	(604)	—	(412)
Repayment of bank borrowings and loans payable	(586)	(320)	(388)
Payment of cash dividend on preferred stock	(50)	(50)	(50)

Net cash (used in) financing activities	(1,240)	(370)	(850)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,465	(2,168)	2,163
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	296	2,464	301

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,761	$296	$2,464

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant.”

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(In thousands)

      Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,

Description	2003	2002	2001

Issuance of promissory note in litigation settlement	$250	$—	$—
Proportionate share of stockholders’ equity/partners’ capital transactions of equity investments Adoption of SFAS No. 133:
Cumulative effect	$—	$—	$(4,035)
Realized upon disposition of Former Hallwood Energy	—	—	3,009
Change in fair value of derivatives	—	—	1,302
Amortization of interest rate swap	(56)	(59)	(26)

	$(56)	$(59)	$250

Other
Former Hallwood Energy	—	—	$(36)
Supplemental disclosures of cash payments.
Interest paid	$675	$653	$1,607
Income taxes paid (refunded)	223	(202)	517

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant.”

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 —	Basis of Presentation

      Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In addition, for purposes of this schedule, the investments in majority owned subsidiaries are accounted for using the equity method of accounting which is not in accordance with accounting principles generally accepted in the United States of America. It is, therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s annual report as referenced in Form 10-K, Part II, Item 8.

Note 2 —	10% Collateralized Subordinated Debentures

      As referenced in Note 6 in the Consolidated Financial Statements, the Registrant’s 10% Collateralized Subordinated Debentures due July 31, 2005, are comprised of the following (in thousands):

	December 31,

	2003	2002

10% Debentures (face amount)	$6,468	$6,468
Unamortized gain, net of accumulated amortization	101	157

Total	$6,569	$6,625

Note 3 —	Income (Loss) From Discontinued Operations

      In December 2000, the Company decided to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties. The Company determined that it would retain its leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama. The Company continues to operate the hotel, subject to a lease concession, from the owner. Accordingly, this hotel has been classified as an asset held for use and reported within continuing operations. The loss from discontinued operations consists of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Gain from extinguishment of debt	$—	$5,789	$316
Deferred federal income tax (expense) benefit	—	(1,800)	500
Equity in net loss of hotel subsidiaries	—	(225)	(1,986)
Litigation and other disposition costs	—	(362)	(214)

Income (loss) from discontinued hotel operations	$—	$3,402	$(1,384)

SCHEDULE I

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

      The Company’s former energy operations were segregated from the Company’s continuing operations and reported as a single line item — income from discontinued energy operations. A summary of its operations for each of the three years ended December 31, 2003 are presented below:

	Years Ended December 31,

	2003	2002	2001

Revenues
Gain on sale of investment in Former Hallwood Energy	$—	$—	$8,725
Equity income from investment in Former Hallwood Energy	—	—	1,837

	—	—	10,562
Expense
Deferred federal income tax (benefit)	—	—	(672)
State income tax expense	—	—	100

	—	—	(572)

Income from discontinued energy operations	$—	$—	$11,134

Note 4 —	Litigation, Contingencies and Commitments

      See Note 18 to the consolidated financial statements.

      The capital lease obligations associated with the Company’s hotel properties have been included as parent company liabilities, because the lease obligations have been guaranteed by the parent company.

SCHEDULE II

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged to
	Balance,	(Recovery of)	Charged			Balance,
	Beginning	Costs and	to Other			End of
	of Year	Expenses	Accounts	Deductions		Year

	(In thousands)
Textile Products
Allowance for losses — accounts receivable:
Year ended December 31, 2003	$310	$252	—	$(53	)(a)	$509
Year ended December 31, 2002	498	181	—	(369	)(a)	310
Year ended December 31, 2001	375	147	—	(24	)(a)	498

Note:

(a)	Write-offs, net of recoveries

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

10.20	First Amendment to Amended and Restated Credit Agreement, dated January 26, 2004, among HWG, LLC, as the Borrower, The Hallwood Group Incorporated, as Parent Guarantor, First Bank, as Administrative Agent and the sole lender party, regarding the $3,000,000 Special Purpose Advance Term Loan
10.21	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries
10.22	Amendment to Financial Consulting Agreement, dated March 10, 2004, between the Company and HSC Financial Corporation
10.23	Independent Auditors Consent, dated March 29, 2004
21 .	Active subsidiaries of the Registrant as of February 28, 2004
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission File Number: 1-10643

Hallwood Realty Partners, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2313955
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3710 Rawlins
Suite 1500
Dallas, Texas	75219-4298
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Units representing limited partnership interests	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of units held by nonaffiliates of the registrant as of June 30, 2003 was $127,605,000.

Class: units representing limited partnership interests.
Outstanding at March 5, 2004: 1,593,948 units.

HALLWOOD REALTY PARTNERS, L.P.

FORM 10-K

PART I

ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

General.

Hallwood Realty Partners, L.P. (“HRP”), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol “HRY”.

As of December 31, 2003, HRP owned 14 real estate properties (the “Properties”) located in six states and containing 5,207,000 net rentable square feet (for additional information, see Item 2 - Properties).

Hallwood Realty, LLC (“Realty” or the “General Partner”), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated (“Hallwood”), is HRP’s general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC (“HCRE”), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

Available Information.

HRP’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on its website at www.hallwood.com/hrp, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”). Additionally, HRP’s Code of Business Conduct and Ethics, Whistle Blower Policy, and Audit Committee Charter may be accessed through the website.

RISKS, COMPETITION AND OTHER FACTORS

Deterioration in economic conditions and the real estate markets could harm HRP’s business.

The commercial real estate industry is sensitive to a number of factors relating to global, national, regional and local general and economic conditions, including war, threat of war, inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP’s business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP’s financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

HRP’s cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessful appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

RISKS, COMPETITION AND OTHER FACTORS (continued)

HRP may be sensitive to changes in interest rates.

Because only one of its mortgage loans has a floating interest rate, HRP’s exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2003, HRP had mortgage loans totaling $184,554,000 with fixed interest rates from 5.76% to 8.7% (with an effective average interest rate of 8.0%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

A $25,000,000 mortgage loan secured by the Allfirst Building bears interest at LIBOR plus 130 basis points, and therefore HRP’s actual cash interest costs are affected by changes in market interest rates. The interest rate for this loan was 2.42% as of December 31, 2003. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

Insurance risks have increased as a result of recent events.

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP’s ability to obtain appropriate insurance coverages. However, at this time the only impact on HRP has been an increase in premiums. HRP has terrorism insurance coverage of $100,000,000 for liability and for full value of its Properties.

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

Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP’s properties is not required because it is cementitious, it is not friable and because the procedures in HRP’s site environmental program Operations and Maintenance Manual are performed as required.

HRP may have difficulty disposing of assets when it has to do so.

HRP’s basic investment strategy is to hold real estate assets until what it believes to be an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond HRP’s control could make it necessary for HRP to dispose of real estate properties during weak markets. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of assets during weak markets.

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

RISKS, COMPETITION AND OTHER FACTORS (continued)

Some of HRP’s loans contain covenants and restrictions, which affect flexibility.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan’s annual debt service. The ratio, for a loan requiring a minimum 1.15 ratio, was 2.04, 2.25, and 2.35 for 2003, 2002, and 2001, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.47, 2.39, and 1.94 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2003. As of December 31, 2003, the outstanding balance of the loans is $109,273,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP’s ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans, among others, may also under certain circumstances, restrict the ability of HRP to merge, consolidate or liquidate.

HRP is subject to litigation.

For information regarding litigation, see Item 3 - Legal Proceedings.

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

OCCUPANCY AND MAJOR TENANT INFORMATION

For information regarding occupancy, percentages of square feet scheduled to expire by calendar year, and major tenants, see “Liquidity and Capital Resources” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

As of December 31, 2003, HRP owned 14 properties located in six states and containing 5,207,000 net rentable square feet.

			Net
			Rentable	Acres	Percentage
		Year(s)	Square	of	Leased as of
Name and location	Description	Constructed	Feet	Land	12/31/2003

Airport Plaza	three story
San Diego, California	office building	1982	48,637	2	86%
Allfirst Building	22 story
Baltimore, Maryland	office building	1972	343,080	0.6	98%
Bellevue Corporate Plaza	ten story
Bellevue, Washington	office building	1980	242,861	3.6	75%
Bradshaw Business Parks	21 single story
Sacramento and Rancho	office/warehouse buildings
Cordova, California	at four sites	1974 to 1980	452,838	31	93%
Corporate Square	10 one to seven story	1967 to 1973,
Atlanta, Georgia	office buildings	2000	598,929	34	99%
Executive Park	26 one to six story	1965 to 1972,
Atlanta, Georgia	office buildings	2002	1,021,332	70	83%
Fairlane Commerce Park	11 single story buildings
Dearborn, Michigan	in office/industrial park	1973 to 1990	416,056	35	88%
Fountain View Business Center	3 three story
San Diego, California	office buildings	1980	89,432	4.3	77%
Gulley Road Industrial Park	5 single story buildings
Dearborn, Michigan	in an industrial park	1990 to 1993	154,360	11	75%
Montrose Office Center	ten story
Rockville, Maryland	office building	1980	147,357	3	98%
Parklane Towers	twin 15 story
Dearborn, Michigan	office buildings	1973	486,867	31.8	76%
	14 single story
	buildings in
Raintree Industrial Park	office/industrial
Solon, Ohio	complex	1971 to 1979	795,198	49	78%
Riverbank Plaza	2 three story
San Diego, California	office buildings	1978	40,222	1.6	100%
	17 single story
Seattle Business Parks	buildings in two	1972 to 1978,
Kent and Tukwila, Washington	office/industrial parks	1993	369,419	23	91%

M&T Bank, formerly Allfirst Bank, the principal tenant of the Allfirst Building, has an option to purchase the building from HRP for $28,000,000 in 2006. For information regarding this project as well as encumbrances to which any Properties are subject and the status of related mortgage loans, see “Liquidity and Capital Resources” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 to the Consolidated Financial Statements and Schedule III in Item 8 - Financial Statements and Supplemental Information.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP’s portion is approximately $210,000 annually.

ITEM 3. LEGAL PROCEEDINGS

Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. - Concluded December 18, 2003

On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754) (the “Gotham Partners Litigation”). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement, and fraud in connection with certain transactions involving HRP’s units in the mid 1990’s. Hallwood was alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner’s outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP’s partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,988,000 of pre-judgment and post-judgment interest. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending this matter.

In August 2003, Hallwood paid $5,000,000 of the 2003 judgment. As of December 31, 2003, $1,827,000, including interest, remained unpaid. $1,781,000 of the unpaid balance due bears simple interest at the statutory rate of 7% until paid and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net”. HRP had recorded the cash receipts of judgment and interest as “Deferred Litigation Proceeds” on its balance sheet until the case’s final outcome in December 2003. At such time, HRP recorded $4,933,000 to “Limited Partners’ Capital” on HRP’s balance sheet ($6,405,000 of judgment for the additional purchase price of the units, less an allocation of the $3,000,000 attorney fee award, equal to $1,472,000); $5,123,000 to “Proceeds from Litigation” on HRP’s statement of income ($6,651,000 of pre-judgment interest, less the remaining allocation of the attorney fee award, equal to $1,528,000); and $175,000 of post-judgment interest to “Interest Income” on HRP’s statement of income.

ITEM 3. LEGAL PROCEEDINGS (continued)

High River Limited Partnership v. Hallwood Realty Partners, L.P. -

On April 23, 2003, an action styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn (the “High River Litigation”). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

On April 28, 2003, a putative class action lawsuit styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP. The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP’s Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner’s recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner’s recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between Hallwood and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that Hallwood and its principal shareholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiffs’ motion to amend their complaint to add these claims.

Other -

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP’s financial position, cash flows or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S UNITS AND RELATED SECURITY HOLDER MATTERS

HRP’s units are traded on the American Stock Exchange under the symbol “HRY”. As of March 5, 2004, there were approximately 22,600 unitholders owning the 1,593,948 units outstanding. Each quarter Realty reviews HRP’s capacity to make cash distributions to its partners. HRP has not paid any cash distributions since February, 1992.

The following table shows the high and low closing prices for the periods indicated, as reported by the American Stock Exchange:

	Closing Prices

	High	Low

2002 -
1st Quarter	$72.25	$69.00
2nd Quarter	70.25	68.50
3rd Quarter	94.50	58.00
4th Quarter	87.95	80.50
2003 -
1st Quarter	$86.75	$66.03
2nd Quarter	106.00	81.00
3rd Quarter	130.50	100.00
4th Quarter	128.00	120.00

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HRP’s results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 and the Consolidated Financial Statements and notes thereto contained in Item 8.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per unit amounts)
STATEMENTS OF OPERATIONS:
Total revenues	$72,456	$73,739	$74,691	$69,901	$61,470
Income (loss) before proceeds from litigation, interest income, gain from property sales, and cumulative effect of SFAS No. 133 adoption	(2,943)	6,294	3,293	(1,267)	3,154
Income (loss) before cumulative effect of SFAS No. 133 adoption	2,806	6,931	8,520	(299)	4,062
Net income (loss)	2,806	6,931	8,328	(299)	4,062
Income (loss) per unit and equivalent unit :
Basic -
Income (loss) before cumulative effect of SFAS No. 133 adoption	1.74	4.32	5.31	(0.18)	2.40
Net income (loss)	1.74	4.32	5.19	(0.18)	2.40
Assuming dilution -
Income (loss) before cumulative effect of SFAS No. 133 adoption	1.68	4.16	5.13	(0.18)	2.31
Net income (loss)	1.68	4.16	5.01	(0.18)	2.31
BALANCE SHEETS:
Real estate, net	$209,882	$209,838	$213,574	$206,392	$192,814
Total assets	291,237	274,420	269,875	254,504	230,386
Mortgages payable	209,554	197,552	201,224	200,096	171,312
Partners’ capital (a)	68,234	60,675	54,022	44,490	48,696

Note to Selected Financial Data:

(a)	Partners’ capital includes Accumulated Other Comprehensive Income of $648,000 and $926,000 as of December 31, 2003 and 2002, respectively. Partners’ capital balance is allocated 99% to the limited partners and 1% to the General Partner.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

Overview -

HRP operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner’s intention to operate HRP’s existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP’s real estate investments in light of current economic trends, operations, and other factors to determine if any should be considered for disposition.

As of December 31, 2003, HRP owned 14 real estate assets (the “Properties”) located in six states and containing 5,207,000 net rentable square feet. HRP’s revenue stream consists primarily of rental income from its Properties, along with some revenues from parking, construction and tenant services.

During 2003, HRP’s business was not significantly adversely impacted by general economic factors. Primarily due to increased rentals resulting from a newly constructed five-story office building in Atlanta, Georgia, overall rental rates increased 1.9%. However, there was a decline in average occupancy of 1.5% during 2003 and general economic factors could lead to higher than normal vacancy rates in many markets. In addition, HRP incurred significantly higher litigation costs as a result of the Gotham Partners Litigation and High River Litigation.

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2003, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity (“SPE”). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

Critical Accounting Policies -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from these estimates under different assumptions or conditions. A “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. HRP believes that the following of its accounting policies fit this description:

Impairment of Long-Lived Assets - HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2003, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

Assets Held for Sale - Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue Recognition - Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” requires management to estimate the economic life of lease payments. However, this does not require subjective input by management, as rental income is recognized on a straight-line basis over the lease term, as defined in each respective lease. Adjustments to convert cash rental income (which may include free rent, reduced rent, or periodic rental rate increases over the term of the lease) to straight-line rental income increased revenues by $1,808,000, $99,000, and $256,000 in 2003, 2002, and 2001, respectively. The unamortized portion appears on the Consolidated Balance Sheets as “Effective Rent Receivable”.

Other accounting policies are described in Note 2 to the Consolidated Financials Statements in Item 8. The policies listed are not intended to be a comprehensive list of all of our accounting policies. In many, cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application. There are also areas in which management’s judgment in selecting any available alternative would not produce materially different results.

Recent Accounting Pronouncements -

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have an impact on HRP’s financial results.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. HRP has no such instruments.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. As of December 31, 2003 HRP had no such guarantees.

In January 2003 the FASB issued FIN 46 “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. The adoption of the provisions of this interpretation did not have an impact material effect on HRP’s financial statements, as HRP has no VIEs.

RESULTS OF OPERATIONS

2003 Compared to 2002 -

Revenue from property operations in 2003 increased $1,175,000, or 1.8%, compared to 2002. The following table illustrates the components of the change, in thousands:

Rental income, net	$548
Other property income	627

Net increase	$1,175

Net rental income increased primarily due to the addition of a newly-constructed five-story office building within Executive Park in Atlanta, Georgia (see “Liquidity and Capital Resources - Property Development and Loan Proceeds”). Net rental income was also affected by a slight increase in overall rental rates of 1.9% and a decline in average occupancy between years from 87.4% to 85.9%. As of December 31, 2003, HRP had leases executed and in place for 86.3% of the portfolio’s net rentable square feet. The change in other property income includes increased tenant expense recoveries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue from parking, construction and tenant services for 2003 decreased $2,458,000, or 36.4%, primarily as a result of fewer construction service projects completed in 2003 compared to 2002. By their nature, the demand for and size of construction service projects and the associated revenues can vary significantly from time to time.

Property operating expenses for 2003 increased $911,000, or 3.3%, compared to 2002. Utilities increased $301,000, primarily due to higher heating costs due to a colder winter in 2003, compared to 2002. Real estate taxes increased $187,000, primarily due to higher tax rates, and partially due to higher valuations for properties located in Michigan. Property liability and damage insurance increased $152,000 due to overall higher premiums. Snow removal costs increased $77,000. Combined, all other operating costs increased $194,000, or about 0.7%, between the years.

Parking, construction and tenant services expense for 2003 decreased $2,151,000, or 47.3%, primarily as a result of fewer construction service projects completed in 2003 compared to 2002. By their nature, the demand for and size of construction service projects and the associated expenses can vary significantly from time to time.

Interest expense for 2003 increased $263,000, or 1.7%, compared to 2002, primarily due to capitalization of $256,000 of construction interest in 2002. The change in interest expense also includes a decrease in mortgage interest of $38,000 and an increase in other interest costs of $45,000. The change in the mortgage interest component is due to reduced interest as a result of normally scheduled debt reduction and reduced interest for HRP’s only variable rate mortgage, partially offset by interest for a $16,000,000 loan obtained in July 2003. For information about this new loan, see “Liquidity and Capital Resources - Property Development and Loan Proceeds”. For information about HRP’s only variable rate mortgage, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Depreciation and amortization expense for 2003 increased $325,000, or 2.2%, primarily due to building depreciation and tenant improvement amortization for the newly-completed building at Executive Park.

General and administrative expenses for 2003 increased $1,498,000, or 32.6%, compared to 2002, primarily due to increases in certain professional fees of $610,000, legal fees of $338,000, director fees of $293,000, travel costs of $125,000, and director and officer liability insurance of $61,000.

Litigation costs were $7,885,000 and $777,000 for 2003 and 2002, respectively, and are related to the Gotham Partners Litigation and High River Litigation described in Item 3 - Legal Proceedings. The 2003 amount includes financial advisory fees of $3,000,000 to Morgan Stanley, $750,000 to Lehman Brothers in conjunction with the High River tender offer, and legal costs related to the High River Litigation which began in 2003. Additionally, the 2003 amount reflects a $750,000 reimbursement from a directors and officers liability insurance policy. This reimbursement is included in accounts receivable on HRP’s Consolidated Balance Sheet as of December 31, 2003. For more information about litigation, see Item 3 - Legal Proceedings.

Proceeds from litigation of $5,123,000 in 2003 represents the amount allocated to operations from the final judgment of the Gotham Partners Litigation. For more information about the lawsuit and its final judgment, see Item 3 - Legal Proceedings.

Interest income decreased by $11,000, or 1.7%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between years, partially offset by the recognition of $175,000 of post-judgment interest from the resolution of the Gotham lawsuit.

2002 Compared to 2001 -

Revenue from property operations in 2002 increased $399,000, or 0.6%, compared to 2001. The following table illustrates the components of the change, in thousands:

Rental income, net	$830
Other property income	(431)

Net increase	$399

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net rental income increased primarily due to an overall 5% increase in rental rates offset by a decrease in average occupancy between years from 90.9% to 87.4%. Average occupancy for 2002 was 89.0% excluding the new, but then unoccupied, building at Executive Park, which was completed in April 2002 (see Note 5 to the Consolidated Financial Statements for more information). Other property income decreased due to a reduction in tenant expense recoveries.

Revenue from parking, construction and tenant services for 2002 decreased $1,351,000, or 16.7%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects and the associated revenues can vary significantly from time to time.

Property operating expenses for 2002 increased $271,000, or 1.0%, compared to 2001. The change in expense includes non-specific, or general, increases in real estate taxes, property and liability insurance premiums, and property level salaries, partially offset by a general decrease in utilities and landscaping costs.

Parking, construction and tenant services expense for 2002 decreased $787,000, or 14.8%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects and the associated expenses can vary significantly from time to time.

Interest expense for 2002 decreased $980,000, or 6.1%, compared to 2001, as a result of a decrease in mortgage loan interest of $611,000 (primarily due to a lower interest rate for HRP’s only variable rate mortgage secured by the Allfirst Building), a decrease in capitalized interest of $230,000, and a decrease in loan cost amortization and other interest costs of $40,000. (For more information about the variable rate mortgage, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.) Additionally, 2001 included $559,000 of prepayment penalties and other costs related to the early payoff of loans; these costs were reclassified in the fourth quarter of 2002 from an extraordinary item to current operations within interest expense as a result of the adoption of SFAS No. 145.

Depreciation and amortization expense for 2002 increased $335,000, or 2.3%, primarily due to depreciation for the newly completed building at Executive Park.

General and administrative expenses for 2002 increased $239,000, or 5.5%, compared to 2001, due to increases in certain professional fees, state franchise taxes, director and officer liability insurance, and overhead costs.

Litigation costs were $777,000 and $3,808,000 for 2002 and 2001, respectively, and are related to the Gotham Partners Litigation described in Item 3 - Legal Proceedings.

Interest income decreased by $406,000, or 38.9%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between years.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources, Cash Uses And Commitments -

HRP’s cash position increased $8,717,000 during 2003 to $41,080,000 as of December 31, 2003. The sources of cash during the year were $7,625,000 of cash provided by operating activities, $16,000,000 of mortgage principal proceeds, $5,000,000 of litigation judgment proceeds (Item 3 - Legal Proceedings), and $48,000 from the exercise and issuance of unit options. The uses of cash were $12,518,000 for property and tenant improvements, $3,000,000 for plaintiff awarded fees in the Gotham Partners Litigation, $3,998,000 for scheduled mortgage principal payments, and $440,000 for loan fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP has leases in place as of December 31, 2003 to provide $57,370,000 of minimum rental payments during 2004 (see “Liquidity and Capital Resources - Lease Agreements and Major Tenant Information”). For 2003, HRP had leases in place to provide $54,963,000 of minimum rental payments (based on leases in place as of December 31, 2002), however the actual rental payments recorded for 2003 were $60,320,000. Actual rental payment results for 2003 were greater than the minimum rental payment amount, primarily due to our ability to attract and retain tenants. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. HRP has estimated and budgeted tenant and capital improvements of $9,007,000 and lease commissions of $2,111,000 for 2004. Each quarter Realty reviews HRP’s capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

Property Development and Loan Proceeds -

In February 2001, HRP began constructing a five-story office building within Executive Park in Atlanta, Georgia, containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The new building and its parking garage, excluding tenant finish-out, was completed in April 2002. A seven-year lease for the entire building, with an option for five additional years, was executed with the General Services Administration of the U.S. Government (“GSA”) in September 2002 and commenced after the completion of tenant improvements in May 2003. Ultimately, HRP incurred and capitalized $16,032,000 of building construction costs, which included its parking garage, but excluded the existing land costs. The lease commissions incurred were $774,000, while the tenant improvements were $3,159,000.

All these costs were paid from cash funds on hand; however, in July 2003, HRP obtained a $16,000,000 loan secured by the office building. The ten-year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds were for general working capital purposes and replenished the cash previously expended for building construction.

Mortgage Loans -

Substantially all of the buildings in HRP’s real estate properties were encumbered and pledged as collateral by 12 non-recourse mortgage loans aggregating $209,554,000 as of December 31, 2003. These mortgage loans have interest rates varying from 2.42% to 8.70% (with an effective average interest rate of 7.34%) and mature between 2005 and 2020. Other than the Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):

			Total
			Mortgage
	Principal	Balloon	Loan
	Payments	Payments	Payments

2004	$4,310	$—	$4,310
2005	4,244	74,515	78,759
2006	3,093	25,000	28,093
2007	3,334	—	3,334
2008	2,905	34,961	37,866
Thereafter	21,721	35,471	57,192

Total	$39,607	$169,947	$209,554

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2004. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan’s annual debt service. The ratio, for a loan requiring a minimum 1.15 ratio, was 2.04, 2.25, and 2.35 for 2003, 2002, and 2001, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.47, 2.39, and 1.94 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2003. As of December 31, 2003, the outstanding balance of the loans is $109,273,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP’s ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans, among others, may also under certain circumstances, restrict the ability of HRP to merge, consolidate or liquidate.

Long-Term Contractual Obligations -

The following table sets forth HRP’s long-term contractual obligations for the periods presented (in thousands):

			Less than			More than
Type			1 year	1-3 years	3-5 years	5 years	Total

Long-Term Debt Obligations	(a	)	$4,310	$106,852	$41,200	$57,192	$209,554
Operating Lease Obligations	(b	)	210	420	403	—	1,033

Total			$4,520	$107,272	$41,603	$57,192	$210,587

(a)	These are mortgage loans secured by the Properties. Amounts due include principal and balloon payments. For information, see Note 6 to the Consolidated Financial Statements.

(b)	HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP’s portion is approximately $210,000 annually.

Litigation & Judgment -

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand in the Gotham Partners Litigation. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and Hallwood paid that judgment amount, plus interest in October 2001. Under the trial court’s decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending this matter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2003, Hallwood paid $5,000,000 of the 2003 judgment. As of December 31, 2003, $1,827,000, including interest, remained unpaid. $1,781,000 of the unpaid balance due bears simple interest at the statutory rate of 7% until paid and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net”. HRP had recorded the cash receipts of judgment and interest as “Deferred Litigation Proceeds” on its balance sheet until the case’s final outcome in December 2003. At such time, HRP recorded $4,933,000 to “Limited Partners’ Capital” on HRP’s balance sheet ($6,405,000 of judgment for the additional purchase price of the units, less an allocation of the $3,000,000 attorney fee award, equal to $1,472,000); $5,123,000 to “Proceeds from Litigation” on HRP’s statement of income ($6,651,000 of pre-judgment interest, less the remaining allocation of the attorney fee award, equal to $1,528,000); and $175,000 of post-judgment interest to “Interest Income” on HRP’s statement of income.

Lease Agreements And Major Tenant Information -

Lease provisions generally require HRP’s tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $4,166,000, $3,755,000, and $4,197,000 in 2003, 2002, and 2001, respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2003, the Properties, in the aggregate, were 86% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2003 (in thousands):

	Payments	Payments
	from Leases	from Leases
	without Early	with Early
	Termination	Termination
	Rights	Rights	Total

2004	$57,370	$39	$57,409
2005	47,308	2,300	49,608
2006	35,049	1,588	36,637
2007	26,016	3,936	29,952
2008	19,905	5,688	25,593
Thereafter	61,094	42,446	103,540

Total	$246,742	$55,997	$302,739

Based on leases in place as of December 31, 2003, set forth below are the percentages of leased square footage scheduled for lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

2004	18%
2005	18%
2006	17%
2007	8%
2008	11%
Thereafter	28%

During 2003, one tenant leasing space contributed 10% or more of HRP’s revenues. During 2002, two tenants contributed 10% or more of HRP’s revenues. The GSA leases space in Corporate Square and Executive Park. The GSA accounted for 17% of revenues in 2003 and 2002. Ford Motor Company and affiliates (“Ford”) leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 9% and 11% of revenues in 2003 and 2002, respectively.

As of December 31, 2003, GSA leased 396,000 square feet of office space at Executive Park under six leases which expire between 2004 and 2015. Also, as of December 31, 2003, GSA leased 353,000 square feet of office space at Corporate Square under three leases, which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. As of December 31, 2003, Ford leased 158,000 square feet of office space under four leases at Parklane Towers and 170,000 square feet of office, technical laboratory and industrial space under five leases at Fairlane Commerce Park. These leases expire between 2004 and 2010 and most contain options providing for one to ten year renewals. The remaining tenants are not concentrated in any one industry, and HRP is not otherwise dependent on any group of related tenants for 10% or more of its revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Transactions With Related Parties -

HRP pays certain fees to Realty in connection with its ongoing management, including an asset management fee, acquisition fees and disposition fees. Specifically, HRP pays an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of the property.

HRP pays HCRE compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties’ tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

HRP compensates Realty and HCRE for services provided to it and its Properties as described above and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

			Entity
			Paid or
			Reimbursed	2003	2002	2001

Asset management fee			Realty	$605	$618	$609
Acquisition fee			Realty	—	—	—
Disposition fee			Realty	—	—	120
Reimbursement of costs	(a	)	Realty	3,908	3,477	3,161
Property management fee			HCRE	1,987	2,022	2,005
Lease commissions	(b	)	HCRE	1,556	2,151	2,158
Construction fees			HCRE	698	582	1,204
Reimbursement of costs	(c	)	HCRE	3,932	3,916	3,826

(a)	These expenses are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	As of December 31, 2002, $567,000 of the 2002 lease commissions accrued were related to the development project at Executive park and were paid in 2003.

(c)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

As of December 31, 2003, Hallwood owes HRP $1,827,000 of unpaid litigation judgment and interest related to the final outcome in the Gotham Partners Litigation. $1,781,000 of the unpaid balance bears simple interest at the statutory rate of 7% and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net” (see Item 3 - Litigation for more information).

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inflation -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2003 and is not anticipated to have a material impact in 2004.

Risks, Competition and Other Factors -

For information about risks, see “Risks, Competition and Other Factors” in Item 1 - Business.

Forward-Looking Statements -

In the interest of providing investors with certain information regarding HRP’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified under “Risks, Competition and Other Factors” in Item 1 - Business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by the Allfirst Building. This interest rate swap agreement effectively fixed the loan’s cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of the Allfirst Building’s mortgage payable as a reduction to interest expense. As of December 31, 2003 and 2002, the unamortized balance, included on the balance sheet as “Accumulated other comprehensive income”, was $648,000 and $926,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for the Allfirst Building’s mortgage loan for $288,000, which limits HRP’s exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building’s mortgage loan. Allfirst Building’s cash interest rate was 2.42% and 2.68% as of December 31, 2003 and 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2003 and 2002, the estimated fair value of the interest rate cap was $18,000 and $55,000, respectively.

Other than Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

ITEM 8 INDEX

Page

FINANCIAL STATEMENTS:
Independent Auditors’ Report	22
Consolidated Balance Sheets as of December 31, 2003 and 2002	23
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	25
Consolidated Statements of Partners’ Capital for the years ended December 31, 2003, 2002 and 2001	26
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	27
Notes to Consolidated Financial Statements	28
FINANCIAL STATEMENT SCHEDULE:
Schedule III - Real Estate and Accumulated Depreciation	42
All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the Consolidated Financial Statements or notes thereto

INDEPENDENT AUDITORS’ REPORT

To the Partners of Hallwood Realty Partners, L.P.

We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audit for the year ended December 31, 2003 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 9, 2004

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,

	2003	2002

ASSETS
Real estate:
Land	$59,015	$59,015
Buildings and improvements	307,011	310,154
Tenant improvements	27,125	23,504
Construction in progress	5,755	836

	398,906	393,509
Accumulated depreciation and amortization	(189,024)	(183,671)

Real estate, net	209,882	209,838
Cash and cash equivalents	41,080	32,363
Accounts receivable	5,140	2,315
Receivable from affiliates, net	1,432	—
Escrow deposits held by lenders	11,477	8,918
Prepaid expenses and other assets	2,117	2,190
Lease commissions, net	11,037	11,390
Effective rent receivable	6,564	4,729
Loan costs, net	2,508	2,677

Total assets	$291,237	$274,420

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgages payable	$209,554	$197,552
Accounts payable and accrued expenses	10,577	5,743
Payable to affiliates	—	512
Prepaid rent, security deposits and other	2,872	3,533
Deferred litigation proceeds	—	6,405

Total liabilities	223,003	213,745

Commitments and contingencies
Partners’ capital:
Limited partners - 1,593,948 and 1,589,948 units outstanding, respectively	66,910	59,152
General partner	676	597
Accumulated other comprehensive income	648	926

Total partners’ capital	68,234	60,675

Total liabilities and partners’ capital	$291,237	$274,420

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	For the Years Ended December 31,

	2003	2002	2001

REVENUES:
Property operations	$68,167	$66,992	$66,593
Parking, construction and tenant services	4,289	6,747	8,098

Total revenues	72,456	73,739	74,691

EXPENSES:
Property operations	28,375	27,464	27,193
Parking, construction and tenant services	2,396	4,547	5,334
Interest	15,428	15,165	16,145
Depreciation and amortization	15,222	14,897	14,562
General and administrative	6,093	4,595	4,356
Litigation costs	7,885	777	3,808

Total expenses	75,399	67,445	71,398

INCOME (LOSS) BEFORE PROCEEDS FROM LITIGATION, INTEREST INCOME, GAIN FROM PROPERTY SALES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	(2,943)	6,294	3,293
Proceeds from litigation	5,123	—	—
Interest income	626	637	1,043
Gain from property sales	—	—	4,184

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	2,806	6,931	8,520
Cumulative effect of SFAS No. 133 adoption - valuation of interest rate cap	—	—	(192)

NET INCOME	$2,806	$6,931	$8,328

ALLOCATION OF NET INCOME:
Limited partners	$2,778	$6,862	$8,245
General partner	28	69	83

Total	$2,806	$6,931	$8,328

NET INCOME PER UNIT AND POTENTIAL UNIT:
Net income per unit - basic
Income before cumulative effect of change in accounting	$1.74	$4.32	$5.31
Cumulative effect of SFAS No. 133 adoption	—	—	(0.12)

Net income	$1.74	$4.32	$5.19

Net income per unit - assuming dilution
Income before cumulative effect of change in accounting	$1.68	$4.16	$5.13
Cumulative effect of SFAS No. 133 adoption	—	—	(0.12)

Net income	$1.68	$4.16	$5.01

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME PER UNIT AND POTENTIAL UNIT:
Basic	1,593	1,590	1,590

Assuming dilution	1,651	1,648	1,645

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended
	December 31,

	2003	2002	2001

Net income	$2,806	$6,931	$8,328
Reclassification of cumulative effect of SFAS No. 133 adoption - deferred gain from sale of interest rate swap	—	—	1,481
Amortization of deferred gain from sale of interest rate swap	(278)	(278)	(277)

Comprehensive income	$2,528	$6,653	$9,532

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands, except unit amounts)

			Accumulated		Limited
			Other		Partnership
	General	Limited	Comprehensive		Units
	Partner	Partners	Income	Total	Outstanding

PARTNERS’ CAPITAL, JANUARY 1, 2001	$445	$44,045	$—	$44,490	1,589,948
Reclassification of cumulative effect of SFAS No. 133 adoption - deferred gain from sale of interest rate swap	—	—	1,481	1,481	—
Amortization of deferred gain from sale of interest rate swap	—	—	(277)	(277)	—
Net income	83	8,245	—	8,328	—

PARTNERS’ CAPITAL, DECEMBER 31, 2001	528	52,290	1,204	54,022	1,589,948
Amortization of deferred gain from sale of interest rate swap	—	—	(278)	(278)	—
Net income	69	6,862	—	6,931	—

PARTNERS’ CAPITAL, DECEMBER 31, 2002	597	59,152	926	60,675	1,589,948
Issuance of units upon exercise of options	1	47	—	48	4,000
Amortization of deferred gain from sale of interest rate swap	—	—	(278)	(278)	—
Capital payment received from Hallwood from litigation judgment	50	4,933	—	4,983	—
Net income	28	2,778	—	2,806	—

PARTNERS’ CAPITAL, DECEMBER 31, 2003	$676	$66,910	$648	$68,234	1,593,948

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$2,806	$6,931	$8,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,222	14,897	14,562
Gain from property sales	—	—	(4,184)
Cumulative effect of SFAS No. 133 adoption - valuation of interest rate cap	—	—	192
Effective rent adjustments	(1,808)	(99)	(256)
Changes in assets and liabilities:
Accounts receivable	(4,257)	—	896
Lease commission payments	(2,784)	(2,951)	(2,752)
Escrow deposits, prepaid expenses, and other assets	(1,904)	(200)	(174)
Accounts payable and other liabilities	350	1,148	(740)

Net cash provided by operating activities	7,625	19,726	15,872

INVESTING ACTIVITIES:
Property and tenant improvements	(12,518)	(6,617)	(9,417)
Property development cost	—	(1,977)	(13,406)
Cash proceeds from property sales, net of selling costs	—	—	8,435

Net cash used in investing activities	(12,518)	(8,594)	(14,388)

FINANCING ACTIVITIES:
Mortgage principal proceeds	16,000	—	10,000
Mortgage principal refinanced	—	—	(2,760)
Loan fees	(440)	(10)	(138)
Mortgage principal early payoff	—	—	(2,125)
Mortgage prepayment penalties	—	—	(423)
Mortgage principal scheduled payments	(3,998)	(3,672)	(3,987)
Litigation proceeds received	5,000	—	6,405
Payment to plaintiff from litigation proceeds	(3,000)	—	—
Issuance of units upon exercise of options	48	—	—

Net cash provided by (used in) financing activities	13,610	(3,682)	6,972

INCREASE IN CASH AND CASH EQUIVALENTS	8,717	7,450	8,456
BEGINNING CASH AND CASH EQUIVALENTS	32,363	24,913	16,457

ENDING CASH AND CASH EQUIVALENTS	$41,080	$32,363	$24,913

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

1	ORGANIZATION

Hallwood Realty Partners, L.P. (“HRP”), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol “HRY”. As of December 31, 2003 there were 1,593,948 units outstanding.

As of December 31, 2003, HRP owned 14 real estate assets (the “Properties”) located in six states and containing 5,207,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC (“Realty” or the “General Partner”), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated (“Hallwood”), is HRP’s general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC (“HCRE”), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

2	ACCOUNTING POLICIES

Consolidation

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2003, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity (“SPE”). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

Cash and Cash Equivalents

HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Property

Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2003, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

2	ACCOUNTING POLICIES - (continued)

Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

HRP capitalizes all costs related to the development and construction of its projects, including interest of $0, $256,000, and $486,000 in 2003, 2002, and 2001, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof has commenced. All costs for construction are capitalized and allocated to each building. Capitalization of such costs is discontinued when the building is available for occupancy.

HRP would accrue for losses associated with environmental remediation obligations if such losses were probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations would generally be recognized no later than completion of a remedial feasibility study. Such accruals would be adjusted as further information developed or circumstances changed. Costs of future expenditures for environmental remediation obligations would not be discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. HRP’s management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of HRP and therefore has made no loss accruals.

Other Assets

Lease costs and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2004 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2005 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $2,748,000, $2,817,000, and $2,889,000 in 2003, 2002, and 2001, respectively. Amortization of loan costs, included in interest expense, was $609,000, $591,000, and $624,000 in 2003, 2002, and 2001, respectively. The caption “Prepaid expenses and other assets” on the Consolidated Balance Sheets includes prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

Revenue Recognition

Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $1,808,000, $99,000, and $256,000 in 2003, 2002, and 2001, respectively. The unamortized portion appears on the Consolidated Balance Sheets as “Effective Rent Receivable”. Lease provisions generally require tenants to pay their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, are recorded as earned and was $4,166,000, $3,755,000, and $4,197,000 in 2003, 2002, and 2001, respectively.

Revenues and expenses from short-term construction and tenant service projects are recorded at the time of project completion. Revenues and expenses from long-term construction projects are accounted for using the percentage-of-completion method.

Interest Rate Agreements

HRP has used an interest rate swap as a hedge against interest exposure of variable rate debt. HRP’s only interest rate swap was sold in July 2000. Differences between amounts paid or received in this interest rate agreement, which was designated as a hedge, were included in interest expense as the payments were made or received. HRP was exposed to credit-related gains or losses in the event of non-performance by counterparties, however none of the counterparties failed to meet their obligations during the term of the agreement. In July 2000, in connection with the sale of the interest rate swap, HRP purchased an interest rate cap derivative that limits its interest rate exposure on its mortgage for the Allfirst Building (see Notes 6 and 9 for more information).

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

2	ACCOUNTING POLICIES - (continued)

Litigation Expense and Litigation Judgment

Litigation costs were $7,885,000, $777,000, and $3,808,000 for 2003, 2002 and 2001, respectively, and are related to the Gotham Partners Litigation and High River Litigation described in Footnote 10. The 2003 amount includes financial advisory fees of $3,000,000 to Morgan Stanley, $750,000 to Lehman Brothers in conjunction with the High River tender offer, and legal costs related to the High River Litigation which began in 2003. Additionally, the 2003 amount reflects a $750,000 reimbursement from a directors and officers liability insurance policy.

On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending the Gotham Partners Litigation. Accordingly in 2003, HRP recorded the $13,056,000 litigation judgment ($6,405,000 was awarded in 2001 and $6,651,000 was awarded in 2003), of which $3,000,000 was paid to the plaintiff, $5,123,000 was reflected in the Statement of Income, and $4,933,000 was recorded as an increase in Limited Partners’ Capital.

Income Taxes

Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $198,000, $280,000, and $178,000 in 2003, 2002, and 2001, respectively. HRP’s tax returns are subject to examination by federal and state taxing authorities. If HRP’s taxable income is ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

Equity-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options. HRP has elected, as provided by SFAS No. 123, not to recognize employee equity-based compensation expense as calculated under SFAS No. 123, but has recognized such expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As the only options of HRP fully vested in 1997, there would be no difference between the historical operations and pro forma operations for each of the three years ended December 31, 2003 had the expense provisions of SFAS No. 123 been adopted.

Computation of Net Income Per Unit

Basic net income per unit is computed by dividing results attributable to the limited partners’ interests by the weighted average number of units outstanding. Net income per unit assuming dilution is computed by dividing results attributable to the limited partners’ interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding (in thousands):

	2003	2002	2001

Weighted average units outstanding - basic	1,593	1,590	1,590
Potential weighted average units issued from options	65	69	69
Potential repurchase of units from unit option proceeds	(7)	(11)	(14)

Potential weighted average units outstanding - assuming dilution	1,651	1,648	1,645

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

2	ACCOUNTING POLICIES - (continued)

Comprehensive Income

Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period results and reflected as a component of equity. HRP recorded comprehensive income related to its unrealized gain from the sale of an interest rate swap in 2001.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management believes that HRP operates in only one business segment, real estate.

Recent Accounting Pronouncements and Other

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have an impact on HRP’s financial results.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. HRP has no such instruments.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. As of December 31, 2003 HRP had no such guarantees.

In January 2003 the FASB issued FIN 46 “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. The adoption of the provisions of this interpretation did not have an impact material effect on HRP’s financial statements, as HRP has no VIEs.

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

The policies listed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application. There are also areas in which management’s judgment in selecting any available alternative would not produce materially different results.

3	STATEMENTS OF CASH FLOWS

Cash interest payments were $14,763,000, $14,602,000 (net of capitalized interest of $256,000), and $14,947,000 (net of capitalized interest of $486,000) in 2003, 2002, and 2001, respectively.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

4	TRANSACTIONS WITH RELATED PARTIES

HRP pays certain fees to Realty in connection with its ongoing management, including an asset management fee, acquisition fees and disposition fees. Specifically, HRP pays an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of the property.

HRP pays HCRE compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties’ tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

HRP compensates Realty and HCRE for services provided to it and its Properties as described above and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

			Entity
			Paid or
			Reimbursed	2003	2002	2001

Asset management fee			Realty	$605	$618	$609
Acquisition fee			Realty	—	—	—
Disposition fee			Realty	—	—	120
Reimbursement of costs	(a	)	Realty	3,908	3,477	3,161
Property management fee			HCRE	1,987	2,022	2,005
Lease commissions	(b	)	HCRE	1,556	2,151	2,158
Construction fees			HCRE	698	582	1,204
Reimbursement of costs	(c	)	HCRE	3,932	3,916	3,826

(a)	These expenses are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	As of December 31, 2002, $567,000 of the 2002 lease commissions accrued were related to the development project at Executive park and were paid in 2003.

(c)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

As of December 31, 2003, Hallwood owes HRP $1,827,000 of unpaid litigation judgment and interest related to the final outcome in the lawsuit styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. $1,781,000 of the unpaid balance bears simple interest at the statutory rate of 7% and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net” (see Note 10 for more information).

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

5	PROPERTY TRANSACTIONS

Property Development At Executive Park

In February 2001, HRP began constructing a five-story office building within the Executive Park property in Atlanta, Georgia containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The new building and its parking garage, excluding tenant finish-out, was completed in April 2002. A seven-year lease for the entire building, with an option for five additional years, was executed with the General Services Administration of the U.S. Government (“GSA”) in September 2002 and it commenced after the completion of tenant improvements in May 2003. Ultimately, HRP incurred and capitalized $16,032,000 of building construction costs, which included its parking garage, but excluded the existing land costs. The lease commissions incurred were $774,000, while the tenant improvements were $3,159,000.

All these costs were paid from cash funds on hand; however, in July 2003, HRP obtained a $16,000,000 loan secured by the office building. The ten-year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds are for general working capital purposes and they replenish a majority of the costs for building construction.

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

In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $2,994,000 of net proceeds, which were added to HRP’s working capital, and a net gain of $2,109,000.

Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP’s working capital, and a net gain of $153,000.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

6	MORTGAGES PAYABLE

Substantially all of the buildings in HRP’s real estate properties were encumbered and pledged as collateral by 12 non-recourse mortgage loans aggregating $209,554,000 as of December 31, 2003 and $197,552,000 as of December 31, 2002. These mortgage loans have interest rates varying from 2.42% to 8.70% (with an effective average interest rate of 7.34% as of December 31, 2003) and mature between 2005 and 2020. Other than the Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table sets forth, by real estate property, mortgages payable balances as of December 31, 2003 and 2002 (in thousands), maturity dates, and interest rates:

	Mortgages	Mortgages		Interest
	Payable as of	Payable as of	Maturity	Rate as of
	12-31-2003	12-31-2002	Date	12-31-2003

Airport Plaza	$705	$721	10-11-05	8.70%
Allfirst Building	25,000	25,000	4-30-06	2.42%	(a	)
Bellevue Corporate Plaza	14,101	14,414	10-11-05	8.70%
Bradshaw Business Parks	11,676	11,980	12-31-20	8.10%	(b	)
Corporate Square	7,667	7,838	10-11-05	8.70%
Corporate Square	9,592	9,782	8-11-11	7.70%
Corporate Square	19,925	20,468	8-15-20	7.97%
Executive Park	31,365	31,915	4-11-08	7.32%
Executive Park	16,000	—	8-10-13	5.76%
Fairlane Commerce Park	18,684	19,099	10-11-05	8.70%
Fountain View Business Center	5,008	5,151	2-10-10	8.17%
Gulley Road Industrial Park	3,775	4,144	5-11-11	7.375%
Montrose Office Center	5,729	5,856	10-11-05	8.70%
Parklane Towers	21,151	21,621	10-11-05	8.70%
Raintree Industrial Park	9,871	10,090	10-11-05	8.70%
Riverbank Plaza	2,301	2,364	2-10-10	8.29%
Seattle Business Parks	7,004	7,109	6-7-08	6.97%

Total	$209,554	$197,552

(a)	Variable interest rate. LIBOR plus 1.30%. Rate was 2.68% as of December 31, 2002.

(b)	Call options exercisable by lender on February 1, 2011 and February 1, 2016.

The following table shows, for the years presented, the principal and balloon payments that are required (in thousands):

			Total
			Mortgage
	Principal	Balloon	Loan
	Payments	Payments	Payments

2004	$4,310	$—	$4,310
2005	4,244	74,515	78,759
2006	3,093	25,000	28,093
2007	3,334	—	3,334
2008	2,905	34,961	37,866
Thereafter	21,721	35,471	57,192

Total	$39,607	$169,947	$209,554

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

6	MORTGAGES PAYABLE - (continued)

The following discussions pertain to financing and refinancing activities during the three years ended December 31, 2003.

Allfirst Building

In July 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by the Allfirst Building. This interest rate swap agreement effectively fixed the loan’s cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of the Allfirst Building’s mortgage payable as a reduction to interest expense. As of December 31, 2003 and 2002, the unamortized balance, included on the balance sheet as “Accumulated other comprehensive income”, was $648,000 and $926,000, respectively.

Also in July 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for the Allfirst Building’s mortgage loan for $288,000, which limits HRP’s exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building’s mortgage loan. Allfirst Building’s cash interest rate was 2.42% and 2.68% as of December 31, 2003 and 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2003 and 2002, the estimated fair value of the interest rate cap was $18,000 and $55,000, respectively.

Corporate Square

In August 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced from 8.625% to 7.7% and the maturity date was extended six years to August 2011. The monthly principal payments will amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an interest expense.

Executive Park

In July 2003, HRP obtained a $16,000,000 loan secured by the development project at Executive Park completed in April 2002 (see Note 5 for more information). The ten-year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds are for general working capital purposes and they replenish a majority of the costs for building construction.

Line of Credit

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2004. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

7	LEASE AGREEMENTS AND MAJOR TENANT INFORMATION

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP’s portion is approximately $210,000 annually.

Lease provisions generally require HRP’s tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $4,166,000, $3,755,000, and $4,197,000 in 2003, 2002, and 2001, respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2003, the Properties, in the aggregate, were 86% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2003 (in thousands):

	Payments	Payments
	from Leases	from Leases
	without Early	with Early
	Termination	Termination
	Rights	Rights	Total

2004	$57,370	$39	$57,409
2005	47,308	2,300	49,608
2006	35,049	1,588	36,637
2007	26,016	3,936	29,952
2008	19,905	5,688	25,593
Thereafter	61,094	42,446	103,540

Total	$246,742	$55,997	$302,739

During 2003, one tenant leasing space contributed 10% or more of HRP’s revenues. During 2002, two tenants contributed 10% or more of HRP’s revenues. The GSA leases space in Corporate Square and Executive Park. The GSA accounted for 17% of revenues in 2003 and 2002. Ford Motor Company and affiliates (“Ford”) leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 9% and 11% of revenues in 2003 and 2002, respectively.

As of December 31, 2003, GSA leased 396,000 square feet of office space at Executive Park under six leases which expire between 2004 and 2015. Also, as of December 31, 2003, GSA leased 353,000 square feet of office space at Corporate Square under three leases, which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. As of December 31, 2003, Ford leased 158,000 square feet of office space under four leases at Parklane Towers and 170,000 square feet of office, technical laboratory and industrial space under five leases at Fairlane Commerce Park. These leases expire between 2004 and 2010 and most contain options providing for one to ten year renewals. The remaining tenants are not concentrated in any one industry, and HRP is not otherwise dependent on any group of related tenants for 10% or more of its revenues.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

8	PARTNERS’ CAPITAL

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2003, a total of 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995. As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been adopted.

On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Realty evaluated the offer and advised unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66-2/3 % of the outstanding units. Thereafter, the board of directors of Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Additionally, HRP hired Lehman Brothers Inc. to render financial advisory services to the process. Prior to the tender offer, High River owned 235,000 units and as of February 26, 2004, 66,532 units had been tendered to High River. The offer has been extended numerous times and currently expires March 24, 2004.

At the board’s direction, Morgan Stanley is actively engaged in a process of identifying alternatives that may be in the best interests of the unitholders, focusing primarily on discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the board believes would be in the best interest of all partners of HRP, including an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries. Although HRP is working with Morgan Stanley and these interested parties, there can be no assurance that a transaction with respect to HRP will result from those discussions. HRP has adopted an Executive Incentive and Retention Program under which, after completion of a transaction involving HRP, certain officers and management employees of the General Partner and HCRE will be eligible to receive a bonus equal to the total of their current annual salary plus bonuses and commissions paid with respect to 2002. The plan is designed to encourage such persons to continue employment through the completion of any transaction involving HRP. Additionally, an Employee Change of Control Severance Payment Policy was adopted by HRP for all other employees whereby they will be compensated with up to 26 weeks of their then current salary upon their involuntary termination within one year of the occurrence of a change in control of HRP. Since payments will only be payable upon a change in control, no accrual for them has been made in these financial statements.

Additionally, subject to availability at prices deemed favorable and in accordance with applicable laws and regulations, HRP may acquire units from time to time in open market transactions, privately negotiated transactions or otherwise. There can be no assurance that HRP will engage in any such acquisitions or the prices at which such acquisitions may occur.

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

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

9	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to HRP for borrowing with similar characteristics and maturities (approximately 6.75% and 7.5% as of December 31, 2003 and 2002, respectively). Based on those interest rates, management has determined that the estimated fair values of HRP’s mortgages payable as of December 31, 2003 and 2002 would equal approximately $217,391,000 and $199,383,000, respectively, as compared to the carrying values of $209,554,000 and $197,552,000, respectively.

The estimated fair value of HRP’s interest rate cap as of December 31, 2003 and 2002 was $18,000 and $55,000, respectively, based on quotes obtained from the issuer of the cap agreement (see Note 6 for more information). The carrying value of HRP’s interest rate cap as of December 31, 2003 and 2002 was $18,000 and $55,000, respectively.

The fair value information presented herein is based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

10	COMMITMENTS AND CONTINGENCIES

Litigation

Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. -

On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement, and fraud in connection with certain transactions involving HRP’s units in the mid 1990’s. Hallwood was alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner’s outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP’s partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,988,000 of pre-judgment and post-judgment interest. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

10	COMMITMENTS AND CONTINGENCIES - (continued)

its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending this matter.

In August 2003, Hallwood paid $5,000,000 of the 2003 judgment. As of December 31, 2003, $1,827,000, including interest, remained unpaid. $1,781,000 of the unpaid balance due bears simple interest at the statutory rate of 7% until paid and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net”. HRP had recorded the cash receipts of judgment and interest as “Deferred Litigation Proceeds” on its balance sheet until the case’s final outcome in December 2003. At such time, HRP recorded $4,933,000 to “Limited Partners’ Capital” on HRP’s balance sheet ($6,405,000 of judgment for the additional purchase price of the units, less an allocation of the $3,000,000 attorney fee award, equal to $1,472,000); $5,123,000 to “Proceeds from Litigation” on HRP’s statement of income ($6,651,000 of pre-judgment interest, less the remaining allocation of the attorney fee award, equal to $1,528,000); and $175,000 of post-judgment interest to “Interest Income” on HRP’s statement of income.

High River Limited Partnership v. Hallwood Realty Partners, L.P. -

On April 23, 2003, an action styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn. The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

On April 28, 2003, a putative class action lawsuit styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP. The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP’s Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner’s recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner’s recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between Hallwood and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that Hallwood and its principal shareholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiffs’ motion to amend their complaint to add these claims.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

10	COMMITMENTS AND CONTINGENCIES - (continued)

Other litigation -

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP’s financial position, cash flows or operations.

Asbestos

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP’s properties is not required because it is cementitious, it is not friable and because the procedures in HRP’s site environmental program Operations and Maintenance Manual are performed as required.

Rights Plan

HRP has a Unit Purchase Rights Agreement (“Rights Plan”) that provides for a distribution of one right for each unit of HRP to holders of record at the close of business as of December 10, 1990. The rights will not trade separately from the units until, and will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of HRP’s units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either HRP units or shares in an “acquiring entity” at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units. Unless and until a triggering event under the Rights Plan occurs, there is one right for each outstanding unit, the rights do not trade separately from the units, and the rights are not currently exercisable.

On March 28, 2003, HRP and EquiServe Trust Company, N.A. amended the Unit Purchase Agreement (the “Rights Agreement”), which describes the terms and conditions of the limited partner unit purchase rights (the “Rights”) that were distributed in 1990. The Rights currently trade automatically with HRP’s units representing limited partner interests, are not evidenced by separate certificates and are not exercisable until the occurrence of events specified in the Rights Agreement. The Rights Agreement was amended to extend the expiration date of the Rights Agreement to March 31, 2008, to reflect the automatic adjustment that occurred to the initial exercise price from $50 to $250 as a result of the 1-for-5 reverse unit split effected by HRP in 1995 and otherwise to update the Rights Agreement.

In connection with the announcement of an intent to conduct a tender offer, on April 29, 2003, the board of directors of the General Partner deferred the Distribution Date of the Rights (as each is defined in the Rights Agreement) until the close of business on the tenth day after the date of the filing of a tender offer statement on Schedule TO with the Securities and Exchange Commission. Such a filing was made on May 1, 2003, and the board of directors of the General Partner subsequently deferred the Distribution Date until a later date the General Partner may determine. The action of the General Partner does not foreclose its ability to, or indicate any intention not to, determine another Distribution Date, in its sole discretion, and does not alter or affect the provisions of the Rights Agreement with respect to any Distribution Date that may occur upon an Unit Acquisition Date (as defined in the Rights Agreement) or the provisions of the Rights Agreement with respect to any tender or exchange offer other than the tender offer announced on May 1, 2003.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

11	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Set forth below is selected quarterly financial data for the years ended December 31, 2003 and 2002 (in thousands, except per unit amounts) :

			Quarter Ending

			March 31	June 30	September 30	December 31

2003
Total revenues			$17,806	$17,736	$18,855	$18,059
Property operations revenues less property operations expenses, general and administrative expenses and litigation costs	(a	)	8,279	3,805	7,609	6,121
Net income (loss)	(a	)(b)	1,400	(3,238)	394	4,250
Earnings per unit - basic
Net income (loss)	(a	)(b)	0.87	(2.01)	0.24	2.64
Earnings per unit - assuming dilution
Net income (loss)	(a	)(b)(c)	0.84	(2.01)	0.24	2.55
2002
Total revenues			$18,067	$19,153	$17,781	$18,738
Property operations revenues less property operations expenses, general and administrative expenses and litigation costs	(d	)	8,979	8,935	8,599	7,643
Net income	(d	)	2,474	1,942	1,843	672
Earnings per unit - basic
Net income	(d	)	1.54	1.21	1.15	0.42
Earnings per unit - assuming dilution
Net income	(d	)	1.49	1.17	1.11	0.40

(a)	Litigation costs were $377, $5,119, $1,173 and $1,216 in the first, second, third, and fourth quarters of 2003, respectively (see Note 10 to the Consolidated Financial Statements for more information about litigation).

(b)	The fourth quarter of 2003 includes $5,123 of proceeds from litigation (see Note 10 to the Consolidated Financial Statements for more information about litigation).

(c)	Unit options are considered antidilutive in the second quarter of 2003 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

(d)	Litigation costs were $217, $148, $106 and $306 in the first, second, third, and fourth quarters of 2002, respectively.

HALLWOOD REALTY PARTNERS, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(in thousands)

				Costs
				Capitalized
				Subsequent To	Gross Amount At Which
		Initial Cost		Acquisition	Carried At Close Of Period

			Buildings	Buildings		Buildings
			And	And		And
Description (A)	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total (B)

Airport Plaza	$705	$300	$4,013	$604	$300	$4,617	$4,917
Allfirst Building	25,000	2,100	43,772	3,205	2,100	46,977	49,077
Bellevue Corporate Plaza	14,101	7,428	17,617	2,455	7,428	20,072	27,500
Bradshaw Business Parks	11,676	5,018	15,563	5,625	5,018	21,188	26,206
Corporate Square	37,184	6,142	14,112	21,466	6,142	35,578	41,720
Executive Park	47,365	15,243	34,982	35,787	15,243	70,769	86,012
Fairlane Commerce Park	18,684	4,883	17,894	6,915	4,883	24,809	29,692
Fountain View Business Center	5,008	1,858	5,933	757	1,858	6,690	8,548
Gulley Road Industrial Park	3,775	1,227	7,022	316	1,227	7,338	8,565
Montrose Office Center	5,729	5,096	15,754	4,155	5,096	19,909	25,005
Parklane Towers	21,151	3,420	37,592	9,056	3,420	46,648	50,068
Raintree Industrial Park	9,871	1,191	18,208	1,968	1,191	20,176	21,367
Riverbank Plaza	2,301	710	1,644	1,927	710	3,571	4,281
Seattle Business Parks	7,004	4,399	7,608	3,747	4,399	11,355	15,754
Corporate office - FF&E	—	—	—	194	—	194	194

TOTAL	$209,554	$59,015	$241,714	$98,177	$59,015	$339,891	$398,906

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation	Date(s)
Description (A)	(B)(C)	Acquired

Airport Plaza	$4,278	4/30/87
Allfirst Building	32,171	6/29/84
Bellevue Corporate Plaza	7,259	6/30/88
Bradshaw Business Parks	13,784	9/24/85
Corporate Square	15,472	8/2/85 & 10/1/92
Executive Park	35,145	12/19/85
Fairlane Commerce Park	14,106	12/30/86 & 7/1/87
Fountain View Business Center	1,176	½6/00
Gulley Road Industrial Park	1,546	10/29/99
Montrose Office Center	9,932	1/8/88
Parklane Towers	32,521	12/16/84
Raintree Industrial Park	12,421	7/17/86
Riverbank Plaza	1,562	8/19/99
Seattle Business Parks	7,562	4/24/86
Corporate office - FF&E	89	various

TOTAL	$189,024

See notes to Schedule III on following page.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO SCHEDULE III
December 31, 2003
(in thousands)

(A)	Property locations are as follows:

Airport Plaza	San Diego, California
Allfirst Building	Baltimore, Maryland
Bellevue Corporate Plaza	Bellevue, Washington
Bradshaw Business Parks	Sacramento and Rancho Cordova, California
Corporate Square	Atlanta, Georgia
Executive Park	Atlanta, Georgia
Fairlane Commerce Park	Dearborn, Michigan
Fountain View Business Center	San Diego, California
Gulley Road Industrial Park	Dearborn, Michigan
Montrose Office Center	Rockville, Maryland
Parklane Towers	Dearborn, Michigan
Raintree Industrial Park	Solon, Ohio
Riverbank Plaza	San Diego, California
Seattle Business Parks	Kent and Tukwila, Washington

(B)	Reconciliation of carrying costs (in thousands):

		Accumulated
	Cost	Depreciation

Balance, January 1, 2001	$377,262	$170,870
Additions	23,073	11,674
Retirements and dispositions	(10,042)	(5,825)

Balance, December 31, 2001	390,293	176,719
Additions	8,344	12,080
Retirements	(5,128)	(5,128)

Balance, December 31, 2002	393,509	183,671
Additions	12,518	12,474
Retirements	(7,121)	(7,121)

Balance, December 31, 2003	$398,906	$189,024

(C)	Computation of depreciation:

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

It is the conclusion of the registrant’s principal executive officer and principal financial officer that the registrant’s disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are effective.

Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors during the registrant’s most recent fiscal year that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HRP has no officers or directors. Realty, as general partner, performs functions generally performed by officers and directors. Realty was formed in Delaware as a corporation in January 1990 and became a limited liability company in December 1998.

Business Experience of Directors and Officers of Realty -

Anthony J. Gumbiner, 59, Chairman of the Board and Director of Realty Mr. Gumbiner has served as director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood’s President and Chief Operating Officer since December 21, 1999. Formerly, he served as Chairman of the Board and Chief Executive Officer of Hallwood Energy Corporation and its predecessors (“HEC”) from 1987 until HEC was sold in 2001. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

William L. Guzzetti, 60, President and Director of Realty Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He also served as President, Chief Operating Officer and a director of HEC from 1985 until HEC was sold in 2001 and in that capacity devoted a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

John G. Tuthill, 60, Executive Vice President and Secretary Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

Udo H. Walther, 56, Senior Vice President Mr. Walther has been a Senior Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd. He was a director of Realty from June 1994 to November 1998.

Jeffrey D. Gent, 56, Vice President - Finance Mr. Gent joined Hallwood in March 1990 as the Vice President-Finance. He previously served as Vice President-Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

Alan G. Crisp, 62, Director of Realty Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international and British companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University. He has been a director of Realty since January 1991.

William F. Forsyth, 54, Director of Realty Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. Mr. Forsyth was recently appointed Chief Executive of the Edinburgh-based investment management company, Charlotte Square Managers. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom. He has been a director of Realty since January 1991.

Hamilton P. Schrauff, 68, Director of Realty Mr. Schrauff, since 1997, has served as an independent consultant and interim chief financial officer for several entities, including Omega Oil Company, Inc., Calgary, Alberta; The Omni Group, Inc., Dallas, Texas; and Burns Controls, Dallas, Texas; and through Tatum CFO Partners in Dallas, Texas. Mr. Schrauff also served as a director of Hallwood Energy Corporation, a company formerly affiliated with the registrant, from June 1999 until its sale in May 2001. Mr. Schrauff is a Certified Public Accountant and Certified Financial Planner. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Financial Executives Institute. He has been a director of Realty since May 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)

Edward T. Story, 60, Director of Realty Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company, and Exploration and Production Controller with Exxon Corporation. He has been a director of Realty since June 1994.

Code of Ethics for Financial Officers

The Board of Directors of the General Partner has adopted a Code of Business Conduct and Ethics that applies to all employees of the General Partner, including those officers responsible for financial matters. The Code of Business Conduct and Ethics may be accessed through HRP’s website at www.hallwood.com/hrp. Any unitholder may request a printed copy by contacting the Investor Relations department at 800-225-0135. Any amendments to, or waivers, of the Code of Business Conduct and Ethics will be promptly disclosed on HRP’s website.

Audit Committee of the General Partner

The General Partner’s audit committee members are Messrs. Alan G. Crisp, William F. Forsyth, Hamilton P. Schrauff, and Edward T. Story. The Board of Directors of the General Partner has determined that each of the members of the audit committee is independent, as defined by the American Stock Exchange’s Listed Company Guide. The Board of Directors of the General Partner has determined that each of Hamilton P. Schrauff and Edward T. Story is an “audit committee financial expert,” as defined by the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP’s units to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2003 to December 31, 2003, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks, Insider Participation and Compensation of Directors

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2003, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood and Realty, and a member of the Board of Directors of Hallwood, which serves as the compensation committee for Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, and Executive Vice President of Hallwood.

Effective April 2003, in addition to their fee for regular service, the outside directors were paid $2,000 for each extraordinary meeting of either the Board of Directors or audit committee attended. The following table sets forth director fee payments made by HRP to the members of Realty’s Board of Directors (in thousands):

	Regular Service			Extraordinary Meetings

	2003	2002	2001	2003	2002	2001

Anthony J. Gumbiner	$—	—	—	$—	—	—
William L. Guzzetti	—	—	—	—	—	—
Alan G. Crisp	40	25	25	56	—	—
William F. Forsyth	40	25	25	52	—	—
Hamilton P. Schrauff	30	—	—	54	—	—
Edward T. Story	40	25	25	54	—	—

HRP pays certain fees to Realty in connection with its ongoing management, including an asset management fee, acquisition fees and disposition fees. Specifically, HRP pays an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of the property.

HRP pays HCRE compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties’ tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

HRP compensates Realty and HCRE for services provided to it and its Properties as described above and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

			Entity
			Paid or
			Reimbursed	2003	2002	2001

Asset management fee			Realty	$605	$618	$609
Acquisition fee			Realty	—	—	—
Disposition fee			Realty	—	—	120
Reimbursement of costs	(a	)	Realty	3,908	3,477	3,161
Property management fee			HCRE	1,987	2,022	2,005
Lease commissions	(b	)	HCRE	1,556	2,151	2,158
Construction fees			HCRE	698	582	1,204
Reimbursement of costs	(c	)	HCRE	3,932	3,916	3,826

(a)	These expenses are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	As of December 31, 2002, $567,000 of the 2002 lease commissions accrued were related to the development project at Executive Park and were paid in 2003.

(c)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

ITEM 11. EXECUTIVE COMPENSATION - (continued)

Cash Compensation of Executive Officers

HRP has no executive officers, however, employees of Realty, as general partner, perform all functions ordinarily performed by executive officers. The following table sets forth the compensation paid for services performed for HRP to the Chief Executive Officer and the four other executive officers. Bonuses are with respect to years presented and are usually paid in the following year.

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Other Annual
Name and Principal Position	Year	Salary (a)	Bonus	Compensation (b)

Anthony J. Gumbiner	2003	$—	$150,000	$—
Chairman of the Board and	2002	—	150,000	—
Chief Executive Officer	2001	—	150,000	—
William L. Guzzetti	2003	200,000	32,333	7,700
President and Chief	2002	200,000	32,333	—
Operating Officer	2001	200,000	32,333	—
John G. Tuthill	2003	150,360	68,265	7,700
Executive Vice President	2002	150,360	68,265	7,643
and Secretary	2001	150,360	68,265	7,895
Udo H. Walther	2003	150,000	68,250	7,700
Senior Vice President	2002	150,000	68,250	7,643
	2001	150,000	68,250	7,895
Jeffrey D. Gent	2003	133,079	20,317	7,446
Vice President - Finance	2002	129,203	20,075	6,308
	2001	120,750	19,547	6,245

(a)	Represents executive officers’ gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

(b)	Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2003, a total of 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2003. None of the executive officers exercised any options during the year ended December 31, 2003 and HRP has not granted SARs.

AGGREGATED OPTION/SAR EXERCISES IN 2003
AND OPTION/SAR VALUES AT DECEMBER 31, 2003

				Value of Unexercised
		Number of Unexercised		In-the-Money
		Options at		Options at
	Units	December 31, 2003		December 31, 2003
	Acquired
Name	on Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony J. Gumbiner	0	25,800	0	$2,789,625	$0
William L. Guzzetti	0	15,000	0	1,621,875	0
John G. Tuthill	0	13,000	0	1,405,625	0
Jeffrey D. Gent	0	7,000	0	756,875	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 5, 2004 concerning the number of HRP units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

			Amount		Percent
Name and Address of			Beneficially		of
Beneficial Owner			Owned (a)		Class

HWG, LLC			330,432		20.7%
c/o The Hallwood Group Incorporated 3710 Rawlins, Suite 1500 Dallas, Texas 75219
High River Limited Partnership			235,000		14.7%
c/o Icahn Associates Corp. 767 Fifth Avenue, 47th Floor New York, NY 10153
Interstate Properties			155,200		9.7%
Park 80 West, Plaza II Saddle Brook, NJ 07662
Alan G. Crisp	(b	)	—		—
William F. Forsyth	(b	)	—		—
Anthony J. Gumbiner	(b	)	25,800	(c)	1.6	%(c)
William L. Guzzetti	(b	)	15,100	(d)	0.9	%(d)
Hamilton P. Schrauff	(b	)	—		—
Edward T. Story	(b	)	—		—
All directors and executive officers as a group (8 persons)			60,900	(e)	3.7	%(e)

(a)	Unless otherwise indicated, each of the persons named has sole voting and investment.

(b)	Represented by the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

(c)	Comprised of currently exercisable options to purchase 25,800 units.

(d)	Includes currently exercisable options to purchase 15,000 units.

(e)	Includes currently exercisable options to purchase 60,800 units.

Equity Compensation Plan Information

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2003, 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (continued)

The following table provides information as of December 31, 2003 about HRP’s units that may be issued upon the exercise of options granted pursuant to HRP’s 1995 Unit Option Plan, as amended to date.

	A	B	C
	Number of units to be	Weighted-average	Number of units remaining available for
	issued upon exercise of	exercise price of	future issuance under equity compensation
Plan category	outstanding options	outstanding options	plans (excluding units reflected in column A)

Equity compensation plans approved by unitholders	None	n/a	None

Equity compensation plans not approved by unitholders	64,800 (1)	$11.875	None

(1)	HRP is a partnership and, as such, does not hold meetings of its unitholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Consolidated Financial Statements included in Item 8 for information covered by this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditors Fees

All services rendered by Deloitte & Touche, LLP (“D&T”), HRP’s independent auditors, are pre-approved by the audit committee of the Board of Directors of the General Partner. D&T has or is expected to provide services to HRP in the following categories and amounts (in thousands) :

	2003	2002

Audit fees (1)	$173	$158
Audit related fees (2)	25	26
Tax fees (3)	n/a	n/a
All other fees (4)	42	2

(1)	Audit Fees - These are fees for professional services performed by D&T for the audit of HRP’s annual financial statements, the review of financial statements included in HRP’s Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)	Audit Related Fees - These are fees for assurance and related services performed by D&T that are related to the performance of the audit or review of HRP’s financial statements. The fees paid by HRP are for supplemental reporting to certain lenders and/or tenants, as well as consulting on financial accounting or reporting standards.

(3)	Tax Fees - The review of company prepared income tax returns for HRP and its consolidated subsidiaries, tax compliance advice, tax planning, and other tax related services are not performed by D&T.

(4)	All Other Fees - These are fees for other permissible work performed by D&T that does not meet the above category descriptions. The fees paid by HRP are for real estate tax services and miscellaneous projects.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

Pre-Approval Policy

The General Partner’s audit committee pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

General

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels requires specific pre-approval by the audit committee.

Audit Services

The annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee. In addition to the annual audit services engagement specifically approved by the audit committee, the audit committee has granted general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide.

Audit-related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements and that are traditionally performed by the independent auditor. The audit committee believes that the provision of audit-related services does not impair the independence of the auditor.

Tax Services

The audit committee believes that the independent auditor can provide tax services to HRP, such as tax compliance, tax planning and tax advice without impairing the auditor’s independence. The audit committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations. However, HRP’s independent auditor, D&T, generally does not perform income tax-related services to HRP.

All Other Services

The audit committee has granted pre-approval to those permissible non-audit services classified as “all other services” that it believes are routine and recurring services, and would not impair the independence of the auditor.

Pre-Approval Fee Levels

In order to facilitate management’s day-to-day conduct of HRP’s business, the audit committee deemed it advisable and in the best interest of HRP to permit certain routine, non-audit services without the necessity of pre-approval by the audit committee. Therefore, a pre-approval fee level of $10,000 per engagement was established by the audit committee. Any proposal for services exceeding this level requires specific pre-approval by the audit committee. Management may engage non-audit services from its independent auditor within this limit, provided however, that no such engagement would violate the SEC’s rules and regulations related to auditor independence. These non-audit service engagements are to be reported to the audit committee as promptly as practicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)	Financial Statements.

See Index contained in Item 8.

(2)	Reports on Form 8-K.

A report on Form 8-K was furnished on November 14, 2003 containing a press release, dated November 11, 2003, setting forth its third quarter 2003 results (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act of 1933, as amended).

(3)	Exhibits.

The response to this portion is incorporated by reference as detailed in the Exhibit Index.

(4)	Financial Statement Schedules.

See Index contained in Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLWOOD REALTY PARTNERS, L.P.
	BY:	HALLWOOD REALTY, LLC General Partner

DATE: March 9, 2004	BY:	/s/ WILLIAM L. GUZZETTI

William L. Guzzetti
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2003, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ ANTHONY J. GUMBINER	Chairman of the Board and Director,	March 9, 2004
Hallwood Realty, LLC
Anthony J. Gumbiner	(Chief Executive Officer)

/s/ WILLIAM L. GUZZETTI	President and Director,	March 9, 2004
Hallwood Realty, LLC
William L. Guzzetti	(Chief Operating Officer)

/s/ JEFFREY D. GENT	Vice President-Finance,	March 9, 2004
Hallwood Realty, LLC
Jeffrey D. Gent	(Chief Accounting Officer)

/s/ ALAN G. CRISP	Director,	March 9, 2004
Hallwood Realty, LLC
Alan G. Crisp

/s/ WILLIAM F. FORSYTH	Director,	March 9, 2004
Hallwood Realty, LLC
William F. Forsyth

/s/ HAMILTON P. SCHRAUFF	Director,	March 9, 2004
Hallwood Realty, LLC
Hamilton P. Schrauff

/s/ EDWARD T. STORY	Director,	March 9, 2004
Hallwood Realty, LLC
Edward T. Story

HALLWOOD REALTY PARTNERS, L.P.
EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Certificate of Limited Partnership of Hallwood Realty Partners, L.P., dated January 10, 1990. (Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.)

3.2		Amended and Restated Agreement of Limited Partnership of Hallwood Realty Partners, L.P., dated June 7, 1990. (Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.)

4.1		Unit Purchase Rights Agreement, dated as of November 30, 1990, between the Partnership and The First National Bank of Boston, as Rights Agent (Filed as part of Exhibit 1 to Current Report of Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File No.1 -10643). (Incorporated by reference from exhibit 4.1 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

4.2		Amendment No. 1 to Unit Purchase Rights Agreement dated February 14, 2000 (Incorporated by reference from exhibit 4.2 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.1	*	1995 Unit Option Plan for Hallwood Realty Partners, L.P. (Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.2	*	1995 Unit Option Plan Loan Program for Hallwood Realty Partners, L.P. (Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.3		Loan Agreement between Hallwood 95, L.P. and Nomura Asset Capital Corporation. (Incorporated by reference from exhibit 2.1 filed with Current Report on Form 8-K dated September 29, 1995.)

10.4		Amended and Restated Agreement of Limited Partnership of Hallwood 95, L.P. (Incorporated by reference from exhibit 10.17 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.5		Management Agreement between Hallwood Real Estate Investors Fund XV and Hallwood Commercial Real Estate, LLC dated July 1, 1999. (Agreement is representative of each individual management agreement for real estate properties owned by Hallwood Realty Partners, L.P. Differences in the individual agreements include, but not limited to, owners’ name, property name, and legal description. Exhibit D to this item is a schedule reflecting the economic differences in leasing fee compensation.) (Incorporated by reference from exhibit 10.5 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.6		Executive Incentive and Retention Program (Incorporated by reference from exhibit 10.6 filed with Quarterly Report on Form 10-Q for the quarter year ended September 30, 2003.)

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1		Certifications of the the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Constitutes a management compensation plan.