Form 10-Q
period 2004-03-31
HALLWOOD GROUP INC
filed 2004-05-17
CIK 355766

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

For the Period Ended March 31, 2004	Commission File Number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500
Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock ($0.10 par value) 10% Collateralized Subordinated Debentures Due July 31, 2005	American Stock Exchange New York Stock Exchange

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
YES ☐ NO ☑

     1,326,343 shares of Common Stock, $.10 par value per share, were outstanding at April 30, 2004.

THE HALLWOOD GROUP INCORPORATED

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

ASSETS

	March 31,	December 31,
	2004	2003
Real estate
Investments in HRP	$16,251	$15,955
Receivables and other assets
Related parties	176	288
Other	69	36

	16,496	16,279
Textile products
Inventories	23,180	21,221
Receivables	18,978	18,474
Property, plant and equipment, net	9,460	9,372
Prepaids, deposits and other assets	436	536

	52,054	49,603
Other
Deferred tax asset, net	18,693	8,706
Investment in HEC	6,017	5,360
Cash and cash equivalents	1,242	2,885
Investment in Hallwood Exploration	649	—
Hotel assets held for use	217	234
Prepaids, deposits and other assets
Other	338	356
Related parties	73	131

	27,229	17,672

Total	$95,779	$83,554

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
Real estate
Accounts payable and accrued expenses	$90	$495
Textile products
Accounts payable and accrued expenses	17,254	13,653
Loans payable	9,442	12,871

	26,696	26,524
Other
Loans and capital lease obligations payable	10,615	11,068
10% Collateralized Subordinated Debentures	6,554	6,569
Separation Agreement obligations	3,375	3,500
Interest, litigation and other accrued expenses
Related parties	1,858	1,827
Other	275	455
Hotel accounts payable and accrued expenses	1,380	1,280
Redeemable preferred stock, Series B	1,000	1,000
Deferred revenue — noncompetition agreement	403	1,007

	25,460	26,706

Total liabilities	52,246	53,725
Stockholders’ Equity
Preferred stock, 250,000 shares issued and outstanding as Series B	—	—
Common stock, issued 2,396,103 shares at both dates; outstanding 1,326,343 shares at both dates	240	240
Additional paid-in capital	54,430	54,430
Retained earnings (accumulated deficit)	4,677	(9,042)
Accumulated other comprehensive income	120	135
Treasury stock, 1,069,760 shares at both dates; at cost	(15,934)	(15,934)

Total stockholders’ equity	43,533	29,829

Total	$95,779	$83,554

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Real estate
Fees
Related parties	$1,174	$1,207
Other	26	40
Equity income from investments in HRP	312	316

	1,512	1,563
Administrative expenses	232	256
Litigation expense	31	—
Amortization	—	168

	263	424

Income from real estate operations	1,249	1,139
Textile products
Sales	31,240	24,799
Cost of sales	24,223	20,210
Administrative and selling expenses	3,685	3,552
Interest	100	149

	28,008	23,911

Income from textile products operations	3,232	888
Other
Amortization of deferred revenue — noncompetition agreement	604	604
Hotel revenue	362	337
Equity income from investment in HEC	91	51
Equity (loss) from investment in Hallwood Exploration	(10)	—
Interest and other income	2	1

	1,049	993
Administrative expenses	543	428
Hotel expenses	485	448
Interest expense	289	203

	1,317	1,079

Other loss, net	(268)	(86)

Income before income taxes	4,213	1,941
Income tax benefit (expense)	9,506	(588)

Net Income	$13,719	$1,353

Net Income Per Common Share
Basic	$10.34	$0.99

Assuming dilution	$9.50	$0.99

Weighted Average Shares Outstanding
Basic	1,326	1,361

Assuming dilution	1,444	1,361

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net Income	$13,719	$1,353
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income (loss) from equity investments
Amortization of interest rate swap	(15)	(13)

Comprehensive Income	$13,704	$1,340

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

				Retained	Accumulated
	Common Stock		Additional Paid-In	Earnings (Accumulated	Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Par Value	Capital	Deficit)	Income	Shares	Cost	Equity
Balance, January 1, 2004	2,396	$240	$54,430	$(9,042)	$135	1,070	$(15,934)	$29,829
Net income				13,719				13,719
Pro rata share of partners’ capital transactions from equity investment:
Amortization of interest rate swap					(15)			(15)

Balance, March 31, 2004	2,396	$240	$54,430	$4,677	$120	1,070	$(15,934)	$43,533

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,719	$1,353
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax (benefit) expense	(9,987)	396
Amortization of deferred revenue — noncompetition agreement	(604)	(604)
Depreciation and amortization	436	570
Equity income from investments in HRP	(312)	(316)
Equity income/loss from investments in HEC and Hallwood Exploration	(81)	(51)
Amortization of deferred gain from debenture exchange	(15)	(13)
Decrease in restricted cash	—	982
Net change in textile products assets and liabilities	1,238	(1,910)
Net change in other assets and liabilities	(437)	(1,000)
Discontinued operations:
Net change in other hotel assets and liabilities	—	(250)

Net cash provided by (used in) operating activities	3,957	(843)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Hallwood Exploration	(659)	—
Investment in HEC	(566)	—
Investments in textile products property and equipment	(493)	(239)

Net cash (used in) investing activities	(1,718)	(239)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings and loans payable	386	1,555
Repayment of bank borrowings and loans payable	(4,268)	(565)

Net cash provided by (used in) financing activities	(3,882)	990

DECREASE IN CASH AND CASH EQUIVALENTS	(1,643)	(92)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,885	1,377

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,242	$1,285

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements and New Accounting Pronouncements

     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America, although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2003.

     The Company is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. The Company has reentered the energy business as a minority owner in two affiliated energy companies, which is not considered a material business segment.

     The Company’s real estate activities are conducted primarily through the Company’s wholly owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly traded master limited partnership. Revenues are generated through the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.

     On April 16, 2004, HRP announced that it and certain of its affiliates had entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with HRPT Properties Trust (“HRPT”), pursuant to which HRP will merge with a subsidiary of HRPT. As a result of the merger, HRP will become a wholly-owned subsidiary of HRPT and will no longer be a publicly traded limited partnership. The general partner interest in HRP, owned by a wholly owned subsidiary, will also be sold to a HRPT subsidiary in a separate transaction. If the merger and sale of the general partner interest are completed, the Company will no longer own any interests in HRP. For more information see Note 14.

     Textile products operations are conducted through the Company’s wholly owned Brookwood Companies Incorporated subsidiary (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood’s subsidiary, Strategic Technical Alliance, LLC (“STA”) markets advanced breathable, waterproof laminate materials for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.

     The Company invested $3,500,000 in a private energy company, Hallwood Energy Corporation (“HEC”), during 2002, $1,997,000 in 2003 and an additional $566,000 in January 2004. HEC has drilled 42 wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in HEC. See Note 3.

     The Company committed to invest $1,318,000 in Hallwood Exploration, L.P. (“Hallwood Exploration”), a newly formed, affiliated, private energy partnership, of which $659,000 was funded in January 2004. The Company owns approximately 20% of Hallwood Exploration and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors in Hallwood Exploration. See Note 4.

     New Accounting Pronouncements. Statement of Financial Accounting Standards No. 150 — “Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity” (“SFAS No. 150”), was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

SFAS No. 150, the Company has reclassified its redeemable Series B Preferred Stock as a liability at the balance sheet dates.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 15, 2003. The Company has three entities which are currently accounted for utilizing the equity method of accounting, HRP, HEC and Hallwood Exploration. The Company has determined these entities are VIE’s and therefore will not be consolidated.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 2 — Investments in HRP (dollar amounts in thousands)

	As of March 31, 2004		Amount at which carried at		Income for the three months ended
		Cost or			March 31,
	Number of	ascribed	March 31,	December 31,
Description of Investment	units	value	2004	2003	2004	2003
Hallwood Realty Partners, L.P.
- General partner interest	—	$8,699	$893	$876	$18	$16
- Limited partner interest	330,432	11,787	15,358	15,079	294	300

Totals		$20,486	$16,251	$15,955	$312	$316

     At March 31, 2004, Hallwood Realty, LLC (“Hallwood Realty”) and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP’s net income, the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of HRP’s partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP’s comprehensive income. The cumulative amount of such non-cash adjustments, from the original date of investment through March 31, 2004, resulted in a $1,846,000 decrease in the carrying value of the HRP investment.

     The carrying value of the Company’s investment in the general partner interest of HRP included the value of intangible rights to provide asset management and property management services. The Company amortized that portion of the general partner interest ascribed to the management rights. The value of the intangible rights became fully amortized in October 2003. For the three months ended March 31, 2003 such amortization was $168,000.

     As discussed in Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2003, the Delaware Court of Chancery rendered its decision after remand regarding certain litigation involving the Company in July 2003. The court determined that the defendants, including the Company, should pay to HRP a judgment of $2,988,000, plus pre-judgment interest of $3,762,000 from August 1995. The judgment amount, which represented the court’s determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was in addition to a judgment amount of $3,417,000 in the Court’s original ruling, and was considered additional purchase price and added to the Company’s investment in the HRP limited partnership units. The interest component of the judgment was recorded as litigation expense, net of the Company’s pro rata share of that amount, which was recorded as income by HRP. The Company also recorded its pro rata share of attorney’s fees paid by HRP to plaintiff’s attorneys, in accordance with the court’s final order and judgment, recorded as an expense by HRP. The Company made a $5,000,000 payment against this obligation in August 2003. The remaining balance was $1,858,000 at March 31, 2004, of which $1,781,000 bears simple interest at the statutory rate of 7% until paid. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provides for an additional $1,850,000 term loan, which is restricted to pay the remaining amount due to HRP. Funding of the commitment is expected to occur in the second quarter of 2004.

     Tender Offer. On May 1, 2003, High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Hallwood Realty evaluated the offer and advised HRP unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Hallwood Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Hallwood Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that, if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 2/3% of the outstanding HRP units. Thereafter, the board of directors of Hallwood Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

of April 21, 2004, 63,397 units had been tendered to High River. The offer has been extended several times and currently expires May 28, 2004.

     At the direction of the board of directors of Hallwood Realty, Morgan Stanley engaged in a process of identifying alternatives that might be in the best interests of the HRP unitholders, focusing primarily on discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the Hallwood Realty board believes would be in the best interest of all partners of HRP, including an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries.

     Agreement and Plan of Merger with HRPT Properties Trust. As a result of the marketing process described above, on April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan of Merger, pursuant to which HRP will merge with a subsidiary of HRPT. As a result of the merger, if it is completed, HRP will become a wholly-owned subsidiary of HRPT and will no longer be a publicly traded limited partnership. For more information see Note 14.

     The Company has pledged 300,397 HRP limited partner units to collateralize the Amended and Restated Credit Agreement and the remaining 30,035 units to secure all of the capital leases.

     The quoted market price per HRP limited partner unit and the Company’s carrying value per limited partner unit (AMEX symbol HRY) at March 31, 2004 were $123.70 and $49.18, respectively. The general partner interest is not publicly traded.

Note 3 — Investment in HEC (dollar amounts in thousands)

	As of March 31,2004		Amount at which carried at		Income for the three months ended
		Cost or			March 31,
	Number of	ascribed	March 31,	December 31,
Description of Investment	shares	value	2004	2003	2004	2003
Hallwood Energy Corporation
Common stock	2,971	$6,063	$6,017	$5,360	$91	$51

     The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC’s net income (loss), stockholders’ equity transactions and comprehensive income (loss) adjustments, if any.

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and an additional $566,000 in January 2004. As of May 7, 2004, HEC has drilled 42 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Thirty-one wells are producing, one well has been plugged and abandoned, two wells are being drilled and seven wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC has drilled and completed a salt water disposal well and facility, which went into operation in March 2004 and will serve HEC’s disposal needs, as well as accommodate disposed water from third parties. Aggregate natural gas production, as of May 7, 2004, including royalty owner share and minor working interest participation, was approximately 17 million cubic feet of gas per day and HEC is transporting additional third party gas of approximately five million cubic feet per day.

     HEC holds oil and gas leases covering approximately 38,000 gross and 35,000 net acres in Johnson and Hill Counties, Texas as of May 1, 2004.

     Certain of the Company’s officers and directors are investors in HEC.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 4 — Investment in Hallwood Exploration (dollar amount in thousands)

	As of March 31,2004		Amount at		Income (loss) for the
			which carried at		three months ended
		Cost or			March 31
	Number of	ascribed	March 31,	December 31,
Description of Investment	units	value	2004	2003	2004	2003
Hallwood Exploration, L.P.
Limited partner interest	659	$659	$649	$—	$(10)	$—

     At March 31, 2004, the Company owns approximately 20% of Hallwood Exploration. It accounts for the investment using the equity method of accounting.

     The Company committed to invest $1,318,000 in Hallwood Exploration, of which $659,000 was funded in January 2004. Hallwood Exploration was formed to develop an oil and gas exploration opportunity in South Louisiana and is currently acquiring leases and seismic data in that area.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration.

     Hallwood Resource Management, LLC. The Company invested $18,000 and owns 27% of Hallwood Resource Management, LLC (“Hallwood Resource”), a newly formed affiliate, which is the general partner of Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 5 — Loans and Capital Lease Obligations Payable

     Loans and capital lease obligations payable at the balance sheet dates are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Textile Products
Bank Debt
Revolving credit facility, prime + .25% or Libor + 1.75% - 3.00%, due January 2007	$7,417	$10,000
Acquisition credit facility, prime + 1.00% or Libor + 3.25%, due January 2007	—	1,000
Equipment term loan, 2.84% fixed, due February 2009	386	—
Equipment term loan, 9.37% fixed, due October 2005	368	422
Equipment term loan, 5.10% fixed, due March 2007	342	368
Equipment term loan, 5.60% fixed, due September 2008	300	315
Equipment term loan, 4.67% fixed, due December 2007	234	248
Equipment term loan, 4.57% fixed, due April 2008	123	130

Sub total	9,170	12,483
Subordinated secured promissory note, prime rate, due July 2004	168	253
Subordinated promissory note, non-interest bearing, due February 2005	104	135

	$9,442	$12,871

Other
Bank Debt
Special Purpose Credit Facility, prime + 0.50% or Libor + 3.25%, but not less than 4.25%, due May 2005	$5,000	$5,000
Revolving credit facility, prime + 0.50% or Libor + 3.25%, due April 2005	4,000	4,000
Term loan, 7% fixed, due April 2005	1,082	1,338

Sub total	10,082	10,338
Capital lease obligations, 12.18% fixed , due December 2004	408	563
Promissory note, non-interest bearing, due December 2004	125	167

	$10,615	$11,068

     Further information is provided below:

Textile Products

     Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association (“Key Credit Agreement”). Availability for direct borrowings and letter of credit obligations under the Key Credit Agreement were limited to the lesser of the facility amount or the borrowing base, as defined in the agreement. Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

     The Key Credit Agreement had a maturity date of January 2, 2004, bore interest at Brookwood’s option of prime plus 0.25% (4.25% at March 31, 2004) or Libor plus 1.75% — 3.00% (varies depending on compliance ratios), contained various covenants, including maintenance of certain financial ratios and restrictions on dividends and repayment of debt or cash transfers to the Company. The outstanding balance at March 31, 2004 was $7,417,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

     Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.

     As of March 31, 2004, Brookwood had approximately $10,545,000 of borrowing base availability.

     Acquisition Credit Facility. The Key Credit Agreement provided for a $2,000,000 acquisition revolving credit line. This facility bore interest at Brookwood’s option of prime plus 1.00% or Libor plus 3.25%. Brookwood had borrowed $1,000,000 under this facility. This facility was canceled and rolled into the working capital revolving credit facility in connection with the renewal of the Key Credit Agreement in January 2004 (discussed below).

     Equipment Credit Facility and Term Loans. The Key Credit Agreement provided for a $2,000,000 equipment revolving credit line. The facility bore interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. In April 2003 and September 2003, Brookwood borrowed $142,000 and $330,000 under this facility and converted those amounts into term loans, at fixed rates of 4.57% and 5.60% with maturities in April 2008 and September 2008, respectively. In March 2004, Brookwood borrowed $386,000 under this facility, which was converted into a term loan at a fixed rate of 2.84%, with a maturity in February 2009.

     This facility was increased to $3,000,000 in connection with the renewal of the Key Credit Agreement in January 2004 (discussed below). Brookwood has $1,247,000 availability under this facility. The outstanding balance at March 31, 2004 was $1,753,000.

     Renewal of Credit Facilities. The Key Credit Agreement was extended to January 31, 2004 and was subsequently renewed on January 30, 2004. The facility was renewed for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility. The interest rates were unchanged with the renewal.

     The current ratio covenant and total funded debt to total capitalization ratio covenant were eliminated in the renewal. A total debt to tangible net worth ratio covenant was added.

     The outstanding balance of the combined Key Bank credit facilities at March 31, 2004 was $9,170,000.

     Loan Covenants. At March 31, 2004 and December 31, 2003, Brookwood was in compliance with its loan covenants.

     Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.00% at March 31, 2004), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at March 31, 2004 was $168,000.

     Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is being fully amortized over 36 months and has a maturity date of February 2005. The outstanding balance at March 31, 2004 was $104,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the “Term Loan and Revolving Credit Facility”).

     The term loan bears interest at a fixed rate of 7%, matures April 2005 and is fully amortizing, requiring a monthly payment of $92,631. The outstanding principal balance of the term loan at March 31, 2004 was $1,082,000.

     The revolving credit facility bears interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matures April 2005. The interest rate was 4.50% at March 31, 2004. The Company borrowed $500,000 in 2002 and $3,500,000 in 2003 under the facility, principally in connection with additional investments in HEC. The Company has no further borrowing capacity under this facility. The outstanding principal balance of the revolving credit facility at March 31, 2004 was $4,000,000.

     Amended and Restated Credit Agreement. In July 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the “Amended and Restated Credit Agreement”). In addition to incorporating the terms of the Term Loan and Revolving Credit Facility described above, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the $3,000,000 term loan (the “Special Purpose Term Loan”) are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 7. The original terms of the Special Purpose Term Loan provided for interest at a fixed rate of 6%, maturity date of May 2005 and a monthly payment of $48,365. The Company has not yet drawn the Special Purpose Term Loan, as it has not exercised the option associated with the Separation Agreement.

     Proceeds from the new $5,000,000 credit facility (the “Special Purpose Credit Facility”), drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in August 2003 in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12. The Special Purpose Credit Facility bears interest at the Company’s option of prime plus 0.50% (4.50% at March 31, 2004), or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly. The outstanding principal balance of the Special Purpose Credit Facility at March 31, 2004 was $5,000,000.

     In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulates that the $3,000,000 commitment is reduced by $50,000 per month beginning February 2004, and will expire on December 15, 2004 if unused. The revised Special Purpose Term Loan will require monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%.

     In April 2004, the Company and First Bank & Trust N.A. entered into a commitment agreement. The agreement provides for an additional $1,850,000 term loan, which is restricted to pay the remaining amount due to HRP under the litigation judgment in the Gotham Partners v. Hallwood Realty Partners, L.P. et al matter. The term loan will bear interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25% and matures May 2005. The facility is interest only for 120 days; thereafter, monthly principal payments of approximately $31,000 plus interest with the balance at maturity. Funding of the commitment is expected to occur in the second quarter of 2004.

     The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company’s major investments. The Company’s 300,397 HRP limited partner units remain as collateral to secure the various facilities under the Amended and Restated Credit Agreement.

     Loan Covenants. At March 31, 2004 and December 31, 2003, Company was in compliance with all of its loan covenants under the Amended and Restated Credit Agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

     Capital Lease Obligations. During 1999, the Company’s Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company has pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and expire in December 2004. The combined monthly lease payment is $46,570 and the effective interest rate is 12.18%. The outstanding principal balance at March 31, 2004 was $408,000.

     Promissory Note. In connection with the settlement of a lawsuit regarding the Company’s former Embassy Suites hotel in Oklahoma City, Oklahoma, the Company issued a non-interest bearing promissory note in June 2003, in the amount of $250,000, payable in equal monthly installments over 18 months. The outstanding balance at March 31, 2004 was $125,000.

Note 6 — 10% Collateralized Subordinated Debentures

     The Company has an issue of 10% Collateralized Subordinated Debentures (“10% Debentures”) outstanding due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes a pro rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue, and is being amortized over its term. As a result, the effective interest rate is 8.9%.

     The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are presented below (in thousands):

	March 31,	December 31,
Description	2004	2003
10% Debentures (face amount)	$6,468	$6,468
Unamortized gain, net of accumulated amortization	86	101

Totals	$6,554	$6,569

Note 7 — Separation Agreement

     In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in the former Hallwood Energy Corporation (“Former Hallwood Energy”), all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter, or $125,000. These future cash payments are subject to termination in certain circumstances. The Separation Agreement obligation was $3,375,000 and $3,500,000 at March 31, 2004 and December 31, 2003, respectively. The Company has an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000.

     As discussed in Note 5, the Company entered into the First Amendment to Amended and Restated Credit Agreement in January 2004, which provides for a Special Purpose Term Loan, the proceeds of which are to be used to exercise the aforementioned option. The Company would record a debt extinguishment gain to the extent that the carrying amount of the Separation Agreement obligation at the time of exercise exceeds the $3,000,000 exercise price.

Note 8 — Deferred Revenue — Noncompetition Agreement

     In March 2001, the Company agreed to sell its investment in Former Hallwood Energy, which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Former

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Hallwood Energy in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Former Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement with Pure and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement with Pure, the Company may not, directly or indirectly, engage in certain oil and gas activities in certain geographic areas without the prior consent of Pure. The Company also agreed to keep Former Hallwood Energy’s confidential and proprietary information strictly confidential.

     The Company began amortizing the deferred revenue from the noncompetition agreement, in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $604,000 in each of the quarters ended March 31, 2004 and 2003. The unamortized amount of deferred revenue was $403,000 as of March 31, 2004.

Note 9 — Income Taxes

     Following is a schedule of the income tax benefit (expense) (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Federal
Deferred	$9,987	$(396)
Current	(1)	(29)

Sub-total	9,986	(425)
State	(480)	(163)

Total	$9,506	$(588)

     The deferred tax asset (net of valuation allowance) was $18,693,000 at March 31, 2004. The deferred tax asset arises principally from the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”) and tax credits from the implementation of various tax planning strategies, which include an anticipated gain from the potential sale of the HRP limited partner units and general partner interest and projected income from operations.

     As a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the proposed Agreement and Plan of Merger with HRPT (see Note 14), management determined that the valuation allowance should be reduced to reflect the anticipated increase in utilization of NOLs. The value of the general partner interest has been reduced from its full value, pending resolution of potential claims and uncertainties.

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 10 — Supplemental Disclosures to the Consolidated Statements of Cash Flows

     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):

     Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2004	2003
Proportionate share of partner capital transactions of equity investments:
Amortization of interest rate swap	$(15)	$(13)
Exercise of stock options	—	(23)
Issuance of promissory note in litigation settlement	—	250

     Supplemental disclosures of cash payments:

	Three Months Ended
	March 31,
Description	2004	2003
Interest paid	$392	$374
Income taxes paid	365	424

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 11 — Computation of Income Per Share

     The following table reconciles the Company’s net income and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

	Three Months Ended
	March 31,
Description	2004	2003
Net Income
Basic and assuming dilution	$13,719	$1,353

Weighted Average Shares Outstanding
Basic	1,326	1,361
Potential shares from assumed exercise of stock options	204	—
Potential repurchase of shares from assumed exercise of stock options	(86)	—

Assuming dilution	1,444	1,361

Note 12 — Litigation, Contingencies and Commitments

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2003.

     Litigation. In June 1997, an action was filed against the Company, HRP, the general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Delaware Court of Chancery, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No.15754). This action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement and fraud in connection with certain transactions involving HRP’s limited partnership units in the mid 1990’s. The Company was alleged to have aided and abetted the alleged breaches. In July 2003, the Delaware Court of Chancery issued its decision after remand and entered its final order and judgement on remand. Under the trial court’s decision on remand, the Company was required to pay $2,988,000 plus pre-judgement interest of approximately $3,762,000. The judgement amount was in addition to the amount previously awarded in July 2001. The plaintiff appealed the final order and judgement on remand to the Delaware Supreme Court. In December 2003, the Delaware Supreme Court affirmed the Court of Chancery’s final order and judgement on remand, effectively ending the matter.

     As discussed in Note 5, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. As of March 31, 2004, $1,858,000, including interest, remained unpaid and is reflected on the Company’s balance sheet within “Interest, litigation and other accrued expenses,” of which $1,781,000 bears simple interest at the statutory rate of 7% until paid. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provides for an additional $1,850,000 term loan, which is restricted to pay the remaining amount due to HRP. Funding of the commitment is expected to occur in the second quarter of 2004.

     In April 2003, an action was filed against HRP’s general partner, Hallwood Realty, LLC (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of HRP, while at the same time exempting the General Partner and its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

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

     On October 7 and 8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between the Company and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that the Company and its principal stockholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiff’s motion to amend their complaint to add these claims. At a status conference held with the Court on April 2, 2004, the Court ruled that a trial in the coordinated actions would be continued, commencing on May 17, 2004. At a status conference on May 3, 2004, the Court postponed trial at the request of plaintiffs in the coordinated actions.

     The Company was a defendant in two lawsuits regarding guaranties of certain obligations of two former hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding one of the hotels, and (ii) $250,000 in cash in exchange for a full release regarding the other hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the aforementioned promissory note will be fully amortized in December 2004.

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

     In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement. A contingent obligation exists to the extent that the Company fails to exercise its option to extinguish future

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

cash payments of up to $500,000 per year, which has no stated maturity. The Company has an option to extinguish the future cash payments at any time prior to its expiration on December 21, 2004 upon payment of $3,000,000. See Note 7.

     In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, (a subsidiary of Brookwood) The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost of not less than $400,000. Brookwood has submitted the proposal to RIDEM and initiated the process to acquire the requisite equipment.

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

Note 13 — Segment and Related Information

     The following represents the Company’s reportable segment operations for the three months ended March 31, 2004 and 2003, respectively (in thousands):

	Real	Textile		Consol
	Estate	Products	Other	-idated
Three months ended March 31, 2004
Total revenue from external sources	$1,512	$31,240	$1,049	$33,801

Operating income	$1,249	$3,232		$4,481

Unallocable loss, net			$(268)	(268)

Income before income taxes				$4,213

Three months ended March 31, 2003
Total revenue from external sources	$1,563	$24,799	$993	$27,355

Operating income	$1,139	$888		$2,027

Unallocable loss, net			$(86)	(86)

Income before income taxes				$1,941

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2003 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2003 annual report.

Note 14 — Subsequent Event

     On April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan or Merger, pursuant to which HRP will merge with a subsidiary of HRPT. As a result of the merger, HRP will become a wholly owned subsidiary of HRPT and will no longer be a publicly traded limited partnership.

     In the merger, each holder of limited partnership units of HRP will receive an amount in cash equal to approximately $138.37 per unit of limited partnership, subject to adjustment in certain circumstances. Completion of the merger is subject to certain conditions, including approval by the unitholders of the merger agreement and the merger.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2004 and 2003
(unaudited)

     The Company has also entered into a purchase agreement, pursuant to which HRPT will purchase the general partner interest in HRP, the 330,432 limited partnership units indirectly owned by the Company, and the interests in each of the other entities through which the Company holds interests in HRP, for an aggregate purchase price of approximately $67,000,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, the Company and HRP have agreed that the agreements for the management of HRP’s properties by the Company will be terminated at the time of the merger. In the purchase agreement, the Company has also agreed to vote all of the units it owns in favor of the merger.

     The total cash price HRPT is paying under the merger agreement and the purchase agreement will be approximately $250,000,000, subject to the adjustment referred to above. In addition, HRPT will assume or prepay all of HRP’s outstanding debt. Although the Company will receive proceeds of approximately $66,800,000, a portion of this amount is subject to an escrow agreement (described below).

     In connection with the merger agreement, HRP amended its Unit Purchase Rights Agreement to provide, among other things, that the rights will not be triggered by the merger agreement or the purchase agreement.

     HRP plans to mail a definitive proxy statement to its unitholders in the second quarter of 2004, which will contain important information about HRP, HRPT, the merger and related matters. HRP anticipates that a special meeting of unitholders will be held in mid-summer of this year to approve the merger agreement and the merger. If the merger is completed, the Company will no longer own any interests in HRP.

     Escrow Agreement Adjustment to Purchase Price. In accordance with the purchase agreement, the Company has agreed to deposit $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc.; and (iv) any actions incident to any of the above. The escrow deposit is to be held until the later to occur of 12 months from the closing of the transactions or the final determination of any claims for indemnity by HRPT.

     As previously described, the aggregate merger consideration will be approximately $250,000,000. The Company has agreed to bear the cost if the aggregate purchase price is reduced below $245,000,000, as a result of a negative working capital adjustment, as defined. In addition, the Company has also agreed to have the consideration payable to the Company pursuant to the purchase agreement with respect to its units reduced by its pro rata share of any attorneys’ fees and expenses awarded by the Delaware Court of Chancery to class counsel in the litigation, even though the Company and its affiliates are not members of the putative class for whose benefit the litigation was purportedly commenced.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Real Estate. Fee income from real estate operations has trended downward in recent years due to a decline in leasing fees and construction supervisory fees, but has historically fluctuated depending upon an occasional spike in lease fees due to the execution of a large lease or development fee due to completion of a major project. Correspondingly, during the same period, expenses have also trended downward, except for the litigation expense in 2001 and 2003. Income from operations, excluding the litigation expense, was $2,516,000, $4,604,000 and $5,527,000, respectively, for the three years ended December 31, 2003. Future income and cash flows are largely dependent on the leasing, development and management activities of the Company’s subsidiaries on behalf of HRP. As discussed in Note 12 to the condensed consolidated financial statements, the Company continues to face litigation risk related to its real estate operations. An adverse ruling could impact the Company’s general partner and limited partner ownership interests in HRP and disrupt the Company’s income and cash flow stream.

     Agreement and Plan of Merger with HRPT Properties Trust. As previously discussed, the Company’s interests in its real estate affiliate, HRP, are being sold to HRPT pursuant to a merger agreement (the “Agreement and Plan of Merger”) between HRP and HRPT and a separate purchase agreement. The transactions are subject to a number of conditions, and there can be no assurance that the transactions will be completed. If completed, however, the Company will no longer derive any revenues from its investments in HRP. Revenues associated with the HRP investment account for approximately 8% of the Company’s revenues, primarily through the Company’s receipt of fees from property management and leasing activities. The management agreements with the Company’s Hallwood Commercial Real Estate, LLC subsidiary (“HCRE”) with respect to the management of HRP’s properties will be terminated in connection with the merger of HRP. The transactions, if completed, will, however, generate a cash inflow to the Company of approximately $66,800,000 (subject to the escrow previously discussed in Note 14). The Company has not yet determined how it intends to use or invest the proceeds from the transactions and, therefore, cannot predict the results of the transactions on its future performance. For more information see Note 14 to the condensed consolidated financial statements.

     Textile Products. The Company derives approximately 92% of its revenues from the operations of its Brookwood subsidiary, and, consequently, the Company’s ongoing success is somewhat dependent upon Brookwood’s success. In the long-run, Brookwood’s success will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the North American Free Trade Agreement (“NAFTA”), the World Trade Organization, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out.

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

Presentation

     It is management’s intention that the following discussion assist in understanding its financial statements. Matters discussed include changes in key items, the primary factors that accounted for those changes, as well a how certain accounting principles, policies and estimates affected its financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company reported net income of $13,719,000 for the first quarter ended March 31, 2004, compared to net income of $1,353,000 in 2003. Revenue was $33,801,000 in 2004, compared to $27,355,000 in 2003. The 2004 results include a non cash federal deferred tax benefit of $9,987,000.

     Following is an analysis of the results of continuing operations for the real estate, textile products and other business segments.

Real Estate

     The real estate segment reported income of $1,249,000 for the first quarter of 2004, compared to $1,139,000 in 2003.

     Revenues. Fee income of $1,200,000 for 2004 decreased by $47,000, or 4%, compared to $1,247,000 in 2003. Fees are derived from the Company’s asset management, property management, leasing and construction supervision services provided to HRP and various third parties. The decrease was principally due to lower leasing fees in the 2004 first quarter, partially offset by higher construction supervision fees.

     Equity income from investments in HRP represents the Company’s pro rata share of the net income reported by HRP, adjusted for the elimination of intercompany profits. For the 2004 first quarter, the Company reported equity income of $312,000, compared to $316,000 in the prior-year period.

     Expenses. Administrative expenses of $232,000 decreased by $24,000, or 9%, in the 2004 first quarter, compared to $256,000 in 2003. The decrease was primarily attributable to the payments of commissions to third party brokers associated with leasing income.

     The litigation expense of $31,000 in the 2004 first quarter represents the interest cost on the remaining balance due to HRP in the Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. et al matter.

     Amortization expense of $168,000 in the 2003 first quarter related to Hallwood Realty’s general partner investment in HRP to the extent allocated to management rights, which became fully amortized in October 2003.

Textile Products

     The textile products segment reported income of $3,232,000 for the first quarter of 2004, compared to $888,000 in 2003.

     Revenue. Sales of $31,240,000 increased $6,441,000, or 26%, in the 2004 first quarter, compared to $24,799,000 in the 2003 first quarter. The increase was principally due to additional sales of specialty fabric to U.S. military contractors.

     Expenses. Cost of sales of $24,223,000 increased by $4,013,000, or 20%, in the 2004 first quarter, compared to $20,210,000 in the 2003 first quarter. The increase in cost of sales was principally the result of the increase in sales. The higher gross profit margin for the 2004 first quarter (22.5% versus 18.5%) resulted from the increased sales of specialty fabric to military contractors and improved manufacturing efficiencies.

     Administrative and selling expenses of $3,685,000 increased by $133,000, or 4%, in the 2004 first quarter, compared to $3,552,000 for the 2003 first quarter. The increase is primarily attributable to royalties associated with the sales of fabric to military contractors. Interest expense of $100,000 decreased by $49,000, or 33%, for the 2004 first quarter, compared to $149,000 in 2003, principally due to a decrease in average borrowings.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other

     The other segment reported a loss of $268,000 for the first quarter of 2004, compared to a loss of $86,000 in 2003.

     Revenue. Amortization of deferred revenue of $604,000 in the 2004 and 2003 quarters was attributable to the noncompetition fee received in connection with the sale of the Company’s investment in Former Hallwood Energy. The original $7,250,000 cash payment is being amortized over a three year period, which began June 2001.

     Hotel revenue was $362,000 in the 2004 first quarter, compared to $337,000 in 2003. The 7% increase in 2004 was attributable to increased occupancy, partially offset by a reduced average daily rate.

     Equity income from investment in Hallwood Energy Corporation (“HEC”) in the amount of $91,000 for the 2004 first quarter relates to the Company’s pro rata share of income from HEC’s operations, compared to equity income of $51,000 in 2003.

     Equity loss from investment in Hallwood Exploration, L.P. (“Hallwood Exploration) in the amount of $10,000 for the 2004 first quarter relates to the Company’s pro rata share of loss from Hallwood Exploration’s operations.

     Interest and other income increased to $2,000 for the 2004 first quarter, compared to $1,000 in 2003.

     Expenses. Administrative expenses of $543,000 for the 2004 first quarter increased by $115,000, or 27%, from the 2003 amount of $428,000. The 2004 expenses includes professional fees, travel expense and other costs associated with the proposed merger of HRP with HRPT.

     Hotel expenses, which include operating expenses, depreciation and interest costs were $485,000 for the 2004 first quarter, which increased by $37,000, or 8%, compared to $448,000 in 2003.

     Interest expense in the amount of $289,000 for the 2004 first quarter increased by $86,000 from the prior year amount of $203,000. The increase was primarily due to additional borrowings under the Amended and Restated Credit Agreement.

Income Taxes

     Income taxes were a net benefit of $9,506,000 for the 2004 first quarter, compared to an expense of $588,000 in 2003. The 2004 quarter included a $9,987,000 non cash federal deferred benefit, a $1,000 federal current charge and $480,000 for state taxes. The 2003 quarter included a $396,000 non cash federal deferred charge, a $29,000 federal current charge and $163,000 for state taxes. The 2004 deferred tax benefit is principally attributable to the anticipated utilization of net operating loss carryforwards (“NOLs”) to offset the gain on the sale of its general partner and limited partner interests in HRP. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of March 31, 2004, the Company had approximately $75,000,000 of tax net operating loss carryforwards (“NOLs”) and temporary differences to reduce future federal income tax liability. Based upon the Company’s expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize approximately $55,000,000 of the NOLs prior to their ultimate expiration in the year 2020.

     Management believes that the Company has certain tax planning strategies available, which include the potential sale of its real estate investments in HRP, that could be implemented, if necessary, to supplement income from operations to fully realize the net recorded tax benefits before their expiration. Management has considered such strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize a portion of the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company’s control. Accordingly, no assurance can be given that sufficient taxable income

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will be utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset.

     Although the use of such carryforwards could, under certain circumstances, be limited, the Company is presently unaware of the occurrence of any event which would result in such limitations. In addition, utilization of NOLs in the future may be limited if changes in the Company’s stock ownership create a change in control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended.

Investment in HEC

     The Company owns approximately 28% of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC’s net income (loss), stockholders’ equity transactions and comprehensive income (loss) adjustments, if any.

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and an additional $566,000 in January 2004. As of May 7, 2004, HEC has drilled or is in the process of drilling 42 wells in the Barnett Shale Formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Thirty-one wells are producing, one well has been plugged and abandoned, two wells are being drilled and seven wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC has drilled and completed a commercial salt water disposal well and facility, which went into operation in March 2004 and will serve HEC’s disposal needs, as well as accommodate disposed water from third parties.

     Aggregate natural gas production as of May 7, 2004, including royalty owner share and minor working interest participation, was approximately 17 million cubic feet per day and HEC is transporting additional third party gas of approximately five million cubic feet per day. HEC is expanding its Cleburne, Texas compression and dehydration facility, which will allow HEC to deliver approximately 21 million cubic feet of gas per day. During the first quarter and the month of April, HEC’s production was curtailed because of system constraints with the TXU Energy (“TXU”) measurement facility, however, the TXU facility has been upgraded and is now operating at capacity. New wells drilled and wells in the completion stage have brought combined total sales to a level in excess of the increased capacity at the Cleburne facility and HEC has constructed an additional tap and compression facility on the TXU sales line. Additionally, HEC has constructed a tap and facility that will allow take away south of the Cleburne facility and into a separate transmission line.

     HEC could drill in excess of 50 wells in 2004; however, drilling plans may vary depending upon a number of variables and economic conditions. HEC obtained a $15,000,000 loan facility in December 2003 and as of May 1, 2004 had drawn $15,000,000 on the facility. HEC is negotiating an increase and amendment to its existing loan and is in the process of obtaining a revolving line of credit from a commercial oil and gas lending bank to replace the existing facility and to fund additional capital requirements.

     HEC holds oil and gas leases covering approximately 38,000 gross and 35,000 net acres in Johnson and Hill Counties, Texas as of May 1, 2004. Certain of the Company’s officers and directors are investors in HEC.

Investment in Hallwood Exploration

     The Company owns approximately 20% of Hallwood Exploration. It accounts for the investment using the equity method of accounting.

     The Company invested $659,000 in Hallwood Exploration in the 2004 first quarter, and has committed to invest an additional $659,000. Hallwood Exploration was formed to develop an oil and gas exploration opportunity in South Louisiana and is currently acquiring leases and seismic data in that area. Certain of the Company’s officers and directors are investors in Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     There have been no changes to critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2003.

Related Party Transactions

     HRP. The Company’s real estate subsidiaries earn asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. Hallwood Realty earns: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP’s properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount by which the sales price of a property exceeds the purchase price of such property. HCRE earns property management, leasing and construction supervision fees. The management contracts with HRP, which were scheduled to expire on June 30, 2004, were amended in April 2004 and will now expire on the later of the closing date of the proposed merger with HRPT or six months after the termination of the merger agreement. The management contracts provide for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     A summary of the fees earned from HRP is detailed below (in thousands)

	Three Months Ended
	March 31,
	2004	2003
Property management fees	$477	$486
Construction supervision fees	338	184
Leasing fees	206	385
Asset management fees	153	152

Total	$1,174	$1,207

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

     HSC Financial Corporation. The Company has entered into a financial consulting contract with HSC Financial Corporation (“HSC”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, at a rate of $954,000 per year ($795,000 prior to March 2004). HSC is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. Additionally, the Company reimburses HSC for reasonable and necessary expenses of office space and administrative services.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A summary of the fees and expenses paid to HSC are detailed below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Consulting fees	$212	$199
Office space and administrative services	26	25

Total	$238	$224

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

Contractual Obligations and Commercial Commitments

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2004 (in thousands):

	Payments Due During the Year Ending December 31,
	2004*	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Long term debt
Amended and Restated Credit Agreement	$797	$9,285	$—	$—	$—	$—	$10,082
Loan Payable	125	—	—	—	—	—	125
10% Debentures (face amount)	—	6,468	—	—	—	—	6,468
Loans payable (Brookwood)	667	552	357	7,698	160	8	9,442
Capital lease obligations	408	—	—	—	—	—	408
Separation Agreement	3,375	—	—	—	—	—	3,375
Operating leases	854	880	691	538	538	1,076	4,577

Total	$6,226	$17,185	$1,048	$8,236	$698	$1,084	$34,477

	Amount of Commitment Expiration
	During the Year Ending December 31,
	2004*	2005	2006	2007	2008	Thereafter	Total
Commercial Commitments
Employment contracts	$508	$53	$—	$—	$—	$—	$561
Letters of credit	—	–	—	—	—	—	—

Total	$508	$53	$—	$—	$—	$—	$561

*	For the nine months ended December 31, 2004.

     The Company has committed to make additional contributions to the capital of Hallwood Realty, the general partner of HRP, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreement, to the extent Hallwood Realty has insufficient capital to satisfy creditors of HRP. No such demands have been made.

Financial Covenants

     The Company’s Amended and Restated Credit Agreement and 10% Debentures require compliance with various loan covenants and financial ratios, which, if not met, will trigger a default. The Amended and Restated Credit Agreement requires a minimum net cash flow, as defined, of $4,400,000, a minimum debt service coverage ratio, as defined, for each rolling four quarter period, a senior leverage ratio, as defined, and a minimum collateral value coverage. Additionally, Brookwood’s credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio.

     Amended and Restated Credit Agreement. The principal ratios, as defined in the agreement, as of the quarters ended March 31, 2004 and December 31, 2003, are provided below (dollar amount in thousands):

		Quarters Ended
		March 31,	December 31,
Description	Required Amount	2004	2003
Net cash flow, as defined	must exceed $4,400	$11,044	$8,869
Debt service coverage	must exceed 1.2 to 1.0	2.62	2.18
Senior leverage	must be less than 2.5 to 1.0	1.02	1.51
Collateral value coverage	must exceed 200% of loan balance	368%	349%

     The Company was in compliance with its loan covenants under the Amended and Restated Credit Agreement as of March 31, 2004 and December 31, 2003.

     10% Debentures. The Indenture governing the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue. The principal covenants prohibit any subsidiary of the Company from commencing receivership, bankruptcy or insolvency proceedings. The Company was in compliance with its loan covenants for the 10% Debentures as of March 31, 2004 and December 31, 2003.

     Key Credit Agreement. The principal ratios, as defined in the Key Credit Agreement, as of the quarters ended March 31, 2004 and as of December 31, 2003 are provided below (dollar amounts in thousands):

		Quarters Ended
		March 31,	December 31,
Description	Requirement	2004	2003
Total debt to tangible net worth	must be less than 1.75	1.08	N/A
EBITDA to total fixed charges	must exceed 1.15 to 1.00	1.71	1.44
Current ratio	must exceed 1.40 to 1.00	N/A	1.60
Total funded debt to total capitalization	must be less than 45%	N/A	36%

     In connection with the renewal of the Key Credit Agreement in January 2004, the current ratio covenant and total funded debt to total capitalization ratio covenant were eliminated and a total debt to tangible net worth ratio covenant was added. Brookwood was in compliance with its loan covenants under the Key Credit Agreement as of March 31, 2004 and December 31, 2003.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company’s cash position decreased by $1,643,000 during the 2004 first quarter to $1,242,000 as of March 31, 2004. The primary source of cash was $3,957,000 provided by operating activities. The primary uses of cash were $3,882,000 for net repayment of bank borrowings and loans payable and, $1,225,000 for investments in HEC and Hallwood Exploration and $493,000 for textile products equipment.

     The Company principally operates in the real estate and textile products business segments. The Company has reentered the energy business as a minority owner in HEC and Hallwood Exploration, which is not considered a material business segment.

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

     On April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan or Merger with HRPT, pursuant to which HRP will merge with a subsidiary of HRPT. As a result of the merger, HRP will become a wholly-owned subsidiary of HRPT and will no longer be a publicly traded limited partnership.

     In the merger, each holder of limited partnership units of HRP will receive an amount in cash equal to approximately $138.37 per unit of limited partnership, subject to adjustment in certain circumstances. Completion of the merger is subject to certain conditions, including approval by the unitholders of the merger agreement and the merger.

     The Company has also entered into a purchase agreement, pursuant to which HRPT will purchase the general partner interest in HRP, the 330,432 limited partnership units indirectly owned by the Company, and the interests in each of the other entities through which the Company holds interests in HRP, for an aggregate purchase price of approximately $67,000,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, the Company and HRP have agreed that the agreements for the management of HRP’s properties by the Company will be terminated at the time of the merger. In the purchase agreement, the Company has also agreed to vote all of the units it owns in favor of the merger.

     In accordance with the purchase agreement, the Company has agreed to deposit $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc. and (iv) any actions incident to any of the above. The escrow deposit is to be held until the later to occur of 12 months from the closing of the transactions or the final determination of any claims for indemnity by HRPT.

     As previously described, the aggregate merger consideration will be approximately $250,000,000. The Company has agreed to bear the cost if the aggregate purchase price is reduced below $245,000,000, as a result of a negative working capital adjustment, as defined. In addition, the Company has also agreed to have the consideration payable to the Company pursuant to the purchase agreement with respect to its units reduced by its pro rata share of any attorneys’ fees and expenses awarded by the Delaware Court of Chancery to class counsel in the litigation, even though the Company and its affiliates are not members of the putative class for whose benefit the litigation was purportedly commenced.

     The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of credit facility and separate acquisition and equipment facilities with Key Bank. All facilities had a maturity of January 2004. The Key Credit Agreement was renewed in January 2004 for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility.

     At March 31, 2004, Brookwood had approximately $10,545,000 of unused borrowing capacity on its revolving line of credit facility. Brookwood made payments to the Company of $800,000 in the 2004 first quarter, $1,987,000 in 2003 and $250,000 in 2002 under its tax sharing agreement. Brookwood paid cash dividends to the Company of $500,000 in 2004 year to date and $600,000 in 2003. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants at March 31, 2004 and December 31, 2003.

     In March 2002, the Company and its HWG, LLC subsidiary entered into the Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and an additional $3,500,000 in 2003 and therefore has no additional borrowing capacity under the facility.

     In July 2003, the Company and HWG, LLC entered into the Amended and Restated Credit Agreement with First Bank and Trust, N.A. In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 Special Purpose Term Loan are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 7 to the Company’s condensed consolidated financial statements. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and will require a monthly payment of $48,365. The Company has not yet drawn the Special Purpose Term Loan, as it has not exercised the option associated with the Separation Agreement.

     Proceeds of the new $5,000,000 Special Purpose Credit Facility, drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12 to the Company’s condensed consolidated financial statements. The Special Purpose Credit Facility bears interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly.

     In August 2003, the Company paid $5,000,000 of the final judgment on remand in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 12 to the Company’s condensed consolidated financial statements with proceeds from the Special Purpose Credit Facility and the balance due was $1,858,000 at March 31, 2004, of which $1,781,000 bears simple interest at the statutory rate of 7% until paid. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provides for an additional $1,850,000 term loan, which is restricted to pay the remaining amount due to HRP. Funding of the commitment is expected to occur in the second quarter of 2004.

     In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulates that the $3,000,000 commitment is reduced by $50,000 per month beginning February 2004, and will expire on December 15, 2004 if unused. The revised Special Purpose Term Loan will require monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Amended and Restated Credit Agreement requires certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company’s major investments.

     The Company was in compliance with the loan covenants for the Amended and Restated Credit Agreement at March 31, 2004 and December 31, 2003.

     In February 2000, Brookwood, through a wholly owned subsidiary, acquired the assets of a company in a textile products-related industry. The purchase price was $1,479,000 in cash plus contingent payments of up to $3,000,000, based on specified levels of earnings over the next four years. Effective December 31, 2001, in consideration of thirty six monthly payments aggregating approximately $375,000, the contingent obligation was reduced to a percentage of cash flow from the acquired subsidiaries, as defined, for the remaining years under the agreement. No amounts have been paid or were owed in relation to the contingent payments.

     The Company committed to invest $1,318,000 in Hallwood Exploration, of which $659,000 was funded in the 2004 first quarter.

     In accordance with the Separation Agreement, the Company has an obligation to pay a trust related to a former officer and director 20% of the net cash flow from the company’s real estate activities, up to $500,000 per year. These future cash payments are subject to termination or extinguishment in certain events. The Company has an option to extinguish the future cash payments to the trust at any time prior to its expiration on December 21, 2004, upon the payment of $3,000,000. The Amended and Restated Credit Agreement provides for a Special Purpose Term Loan to be used to exercise the option if the Company chooses to do so.

     In October 2003, as a result of a voluntary disclosure by Brookwood Laminating (a subsidiary of Brookwood), the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood submitted the proposal to RIDEM and has initiated the process to acquire the requisite equipment.

     The Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions and the resolution of ending legal matters. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facilities or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. The Company believes it can generate sufficient revenues and/or borrow on its credit facilities to meet its liquidity needs. See Notes 5 and 6 to the Company’s condensed consolidated financial statements for a further discussion of the Company’s loan and debenture obligations.

Forward-Looking Statements

     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectation. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among other, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential over supply of commercial office buildings

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products; the volatility of natural gas prices; the ability to continually replace and expand natural gas reserves; and the imprecise process of estimating natural gas reserves and future cash flows. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE GROUP INCORPORATED AND SUBSIDIARIES

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company’s market risks during the quarter ended March 31, 2004.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of March 31, 2004, the Company’s total outstanding loans and debentures payable of $26,525,000 were comprised of $9,940,000 of fixed rate debt and $16,585,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $263,000, assuming that outstanding debt remained at current levels.

     The Company’s real estate division, through its investment in HRP, will sometimes use derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of March 31, 2004, HRP had an interest cap agreement for one of its mortgage loans, which will limit HRP’s exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 4.	CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

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

     In August 2003, the Company’s independent auditors provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. Management has begun making improvements to this process. The Company expects to receive in the 2004 second quarter a further written communication from the independent auditors to management and the audit committee on the continued need to improve the financial closing process.

     Internal Controls. Other than the suggested improvements noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 12 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

2	Changes in Securities	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders	None

5	Other Information	None

6	Exhibits and Reports on Form 8-K

(a)	Exhibits

*	10.24	Employment Agreement, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman, filed herewith.

	31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.

*	Constitutes a compensation plan or agreement for executive officers

(b)	Reports on Form 8-K

Dated March 31, 2004 — On March 29, 2004, The Hallwood Group Incorporated issued a press release regarding its results of operations for the fourth quarter and year ended December 31, 2003.

Dated April 19, 2004 — On April 16, 2004, The Hallwood Group Incorporated, issued a press release announcing the sale of the general partner interest of Hallwood Realty Partners, L.P., and certain other transactions.

Such press releases are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Exchange Act of 1933, as amended.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: May 14, 2004	By:	/s/ Melvin J. Melle
Melvin J. Melle, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description
10.24	Employment Agreement, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.