Form 10-Q
period 2004-06-30
HALLWOOD GROUP INC
filed 2004-08-16
CIK 355766

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

For the Period Ended June 30, 2004	Commission File Number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3710 Rawlins, Suite 1500
Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock ($0.10 par value)	American Stock Exchange
10% Collateralized Subordinated Debentures Due July 31, 2005	New York Stock Exchange

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

YES   ☐   NO  ☑

     1,326,343 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 2004.

THE HALLWOOD GROUP INCORPORATED

ITEM NO.	PART I - FINANCIAL INFORMATION	PAGE
1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2004 and 2003	5
	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2004 and 2003	6
	Condensed Consolidated Statements of Comprehensive Income for the Six Months Ended June 30, 2004 and 2003 and Three Months Ended June 30, 2004 and 2003	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2004	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	9
	Notes to Condensed Consolidated Financial Statements	10
2	Managements’s Discussion and Analysis of Financial Condition and Results of Operations	25
3	Quantitative and Qualitative Disclosures about Market Risk	36
4	Disclosure Controls and Procedures and Internal Controls	37
PART II - OTHER INFORMATION
1 thru 6	Other Information, Exhibits and Reports on Form 8-K	38
	Signature Page	40
	Index to Exhibits	41
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

ASSETS

	June 30,	December 31,
	2004	2003
Real estate
Investments in HRP	$16,103	$15,955
Receivables and other assets
Related parties	272	288
Other	48	36

	16,423	16,279
Textile products
Inventories	21,138	21,221
Receivables	22,408	18,474
Property, plant and equipment, net	9,746	9,372
Prepaids, deposits and other assets	585	536

	53,877	49,603
Other
Deferred tax asset, net	26,239	8,706
Investment in energy affiliates	7,576	5,360
Cash and cash equivalents	1,565	2,885
Hotel assets held for use	249	234
Prepaids, deposits and other assets
Other	296	356
Related parties	97	131

	36,022	17,672

Total	$106,322	$83,554

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003
Real estate
Accounts payable and accrued expenses	$5	$495

Textile products
Accounts payable and accrued expenses	15,969	13,653
Loans payable	9,327	12,871

	25,296	26,524
Other
Loans and capital lease obligations payable	14,455	11,068
10% Collateralized Subordinated Debentures	6,538	6,569
Hotel accounts payable and accrued expenses	1,449	1,280
Redeemable preferred stock	1,000	1,000
Interest, litigation and other accrued expenses
Other	434	455
Related parties	—	1,827
Separation Agreement obligations	—	3,500
Deferred revenue - noncompetition agreement	—	1,007

	23,876	26,706

Total liabilities	49,177	53,725

Stockholders’ Equity
Preferred stock, 250,000 shares issued and outstanding as Series B	—	—
Common stock, issued 2,396,103 shares; outstanding 1,326,343 shares	240	240
Additional paid-in capital	54,430	54,430
Retained earnings (deficit)	18,304	(9,042)
Accumulated other comprehensive income	105	135
Treasury stock, 1,069,760 shares; at cost	(15,934)	(15,934)

Total stockholders’ equity	57,145	29,829

Total	$106,322	$83,554

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Real estate
Fees
Related parties	$2,413	$2,288
Other	66	110
Equity income (loss) from investments in HRP	178	(347)

	2,657	2,051

Administrative expenses	536	538
Litigation expense	49	3,602
Amortization	—	336

	585	4,476

Income (loss) from real estate operations	2,072	(2,425)
Textile products
Sales	66,795	49,065

Cost of sales	50,064	39,083
Administrative and selling expenses	7,068	7,069
Interest	196	332

	57,328	46,484

Income from textile products operations	9,467	2,581
Other
Amortization of deferred revenue - noncompetition agreement	1,007	1,208
Hotel revenue	742	704
Equity income from investments in energy affiliates	519	107
Interest and other income	3	2

	2,271	2,021

Administrative expenses	1,300	949
Hotel expenses	1,039	919
Interest expense	584	423
Gain from extinguishment of Separation Agreement	(375)	—

	2,548	2,291

Other loss, net	(277)	(270)

Income (loss) before income taxes	11,262	(114)
Income tax benefit	16,084	2,298

Net Income	27,346	2,184
Cash dividend on preferred stock	—	(50)

Net Income Available to Common Stockholders	$27,346	$2,134

Net Income Per Common Share
Basic	$20.62	$1.57

Assuming dilution	$18.77	$1.56

Weighted Average Shares Outstanding
Basic	1,326	1,361

Assuming dilution	1,457	1,372

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2004	2003
Real estate
Fees
Related parties	$1,239	$1,081
Other	40	70
Equity (loss) from investments in HRP	(134)	(663)

	1,145	488

Administrative expenses	304	282
Litigation expense	18	3,602
Amortization	—	168

	322	4,052

Income (loss) from real estate operations	823	(3,564)
Textile products
Sales	35,555	24,266

Cost of sales	25,841	18,873
Administrative and selling expenses	3,383	3,517
Interest	96	183

	29,320	22,573

Income from textile products operations	6,235	1,693
Other
Equity income from investments in energy affiliates	438	56
Amortization of deferred revenue - noncompetition agreement	403	604
Hotel revenue	380	367
Interest and other income	1	1

	1,222	1,028

Administrative expenses	757	521
Hotel expenses	554	471
Interest expense	295	220
Gain from extinguishment of Separation Agreement	(375)	—

	1,231	1,212

Other loss, net	(9)	(184)

Income (loss) before income taxes	7,049	(2,055)
Income tax benefit	6,578	2,886

Net Income	13,627	831
Cash dividend on preferred stock	—	(50)

Net Income Available to Common Stockholders	$13,627	$781

Net Income Per Common Share
Basic	$10.27	$0.57

Assuming dilution	$9.30	$0.56

Weighted Average Shares Outstanding
Basic	1,326	1,361

Assuming dilution	1,466	1,399

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$13,627	$831	$27,346	$2,184
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income (loss) from equity investments
Amortization of interest rate swap	(15)	(14)	(30)	(27)

Comprehensive Income	$13,612	$817	$27,316	$2,157

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Par Value	Capital	( Deficit)	Income	Shares	Cost	Equity
Balance, January 1, 2004	2,396	$240	$54,430	$(9,042)	$135	1,070	$(15,934)	$29,829
Net income				27,346				27,346
Pro rata share of partners’ capital transactions from equity investment:
Amortization of interest rate swap					(30)			(30)

Balance, June 30, 2004	2,396	$240	$54,430	$18,304	$105	1,070	$(15,934)	$57,145

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,346	$2,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(17,533)	(2,751)
Payment to exercise option of Separation Agreement	(3,000)	—
Amortization of deferred revenue - noncompetition agreement	(1,007)	(1,208)
Depreciation and amortization	883	1,139
Equity income from investments in energy affiliates	(520)	(107)
Gain from extinguishment of Separation Agreement	(375)	—
Equity income/loss from investments in HRP	(178)	347
Amortization of deferred gain from debenture exchange	(31)	(27)
Increase in accrued litigation expense to HRP	49	3,602
Payment of litigation judgment to HRP	(1,877)	—
Decrease in restricted cash	—	982
Net change in textile products assets and liabilities	(1,584)	(2,487)
Net change in other assets and liabilities	(381)	(979)
Discontinued operations:
Net change in hotel assets and liabilities	—	(400)

Net cash provided by operating activities	1,792	295

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in energy affiliates	(1,696)	(912)
Investments in textile products property and equipment	(1,195)	(460)
Investments in hotel held for use	(64)	—

Net cash (used in) investing activities	(2,955)	(1,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings and loans payable	4,600	4,251
Repayment of bank borrowings and loans payable	(4,757)	(1,015)
Payment of cash dividend on preferred stock	—	(50)

Net cash provided by (used in) financing activities	(157)	3,186

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,320)	2,109
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,885	1,377

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,565	$3,486

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements and New Accounting Pronouncements

     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2003.

     The Company is a holding company that classifies its primary continuing business operations into two segments; real estate and textile products. The Company has reentered the energy business as a minority owner in several affiliated energy companies, which is not considered a material business segment.

     The Company’s real estate activities are conducted primarily through the Company’s wholly owned subsidiaries. One of the subsidiaries serves as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly traded master limited partnership. Revenues are generated through the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings (loss) of HRP using the equity method of accounting.

     On April 16, 2004, HRP announced that it and certain of its affiliates had entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with HRPT Properties Trust (“HRPT”), pursuant to which HRP would merge with a subsidiary of HRPT. As a result of the merger, HRP would become a wholly-owned subsidiary of HRPT and would no longer be a publicly traded limited partnership. The general partner interest in HRP, owned by a wholly owned subsidiary, would also be sold to a HRPT subsidiary in a separate transaction. The merger and sale were completed on July 16, 2004. As a result of the merger, the Company no longer holds any interest in HRP. The Company received approximately $66,060,000 for its interests in HRP. See Note 13.

     Textile products operations are conducted through the Company’s wholly owned Brookwood Companies Incorporated subsidiary (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood’s subsidiary, Strategic Technical Alliance, LLC markets advanced breathable, waterproof laminate materials for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.

     The Company invested $3,500,000 in a private energy company, Hallwood Energy Corporation (“HEC”), in 2002, $1,997,000 in 2003 and $566,000 in 2004. HEC has drilled 50 wells in the Barnett Shale Formation of Johnson County, Texas. The Company owns approximately 28% of HEC and accounts for the investment using the equity method of accounting. HEC is the parent company of two wholly owned subsidiaries, Hallwood SWD, Inc. and Hallwood Gathering, Inc. Certain of the Company’s officers and directors are investors and hold stock options in HEC. See Note 3.

     In 2003, the Company committed to invest $1,318,000 in Hallwood Exploration, L.P. (“Hallwood Exploration”), a private energy partnership, of which $659,000 was funded in January 2004. The Company owns approximately 20% of Hallwood Exploration and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors and hold a profit interest in Hallwood Exploration. See Note 3.

     In June 2004, the Company invested $453,000 in Hallwood Energy III, L.P. (“HEC III”), a newly formed, private energy partnership. The Company owns approximately 28% of HEC III and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors and hold a profit interest in HEC III. See Note 3.

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 - “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

(Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 15, 2003. The Company has four entities which are currently accounted for utilizing the equity method of accounting, HRP, HEC, Hallwood Exploration, and HEC III. The Company has determined these entities are not required to be consolidated.

Note 2 — Investments in HRP (dollar amounts in thousands)

			Amount at
	As of June 30, 2004		which carried at		Income (loss) for the six months ended June 30,
	Number of	Cost or ascribed	June 30,	December 31,
Description of Investment	units	value	2004	2003	2004	2003
Hallwood Realty Partners, L.P.
- General partner interest	—	$8,699	$889	$876	$13	$(14)
- Limited partner interest	330,432	11,787	15,214	15,079	165	(333)

Totals		$20,486	$16,103	$15,955	$178	$(347)

     At June 30, 2004, Hallwood Realty, LLC (“Hallwood Realty”) and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest in its HRP affiliate, respectively. The Company accounts for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP’s net income (loss), the Company also records non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of HRP’s partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP’s comprehensive income (loss). The cumulative amount of such non-cash adjustments, from the original date of investment through June 30, 2004, resulted in a $1,849,000 decrease in the carrying value of the HRP investment.

     The carrying value of the Company’s investment in the general partner interest of HRP included the value of intangible rights to provide asset management and property management services. The Company amortized that portion of the general partner interest ascribed to the management rights. The value of the intangible rights became fully amortized in October 2003. For the three and six months ended June 30, 2003, such amortization was $168,000 and $336,000, respectively.

     As discussed in Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2003, the Delaware Court of Chancery rendered its decision after remand regarding certain litigation involving the Company in July 2003. The court determined that the defendants, including the Company, should pay to HRP a judgment of $2,988,000, plus pre-judgment interest of $3,762,000 from August 1995. The judgment amount, which represented the court’s determination of an underpayment by the Company for certain limited partnership units purchased by the Company in 1995 from HRP, was in addition to a judgment amount of $3,417,000 in the Court’s original ruling, and was considered additional purchase price and added to the Company’s investment in the HRP limited partnership units. The interest component of the judgment was recorded as litigation expense, net of the Company’s pro rata share of that amount, which was recorded as income by HRP. The Company also recorded its pro rata share of attorney’s fees paid by HRP to plaintiff’s attorneys, in accordance with the court’s final order and judgment, recorded as an expense by HRP. The Company made a $5,000,000 payment against this obligation in August 2003. In May 2004, the Company made an additional payment of $1,877,000, including interest, in full satisfaction of the obligation. Contemporaneously, the Company entered into a loan agreement with First Bank & Trust for a $1,850,000 term loan to fund the payment. See Note 4.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

     Tender Offer. On May 1, 2003, High River Limited Partnership (“High River”), an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 _% of the outstanding HRP units. Thereafter, the board of directors of Hallwood Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. The offer was extended several times and expired on July 19, 2004 following the completion of HRP’s merger with HRPT discussed below.

     Agreement and Plan of Merger with HRPT Properties Trust. As a result of a marketing process conducted by the financial advisor to the board of Hallwood Realty, on April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan of Merger, pursuant to which HRP would merge with a subsidiary of HRPT. On July 15, 2004, the merger was approved by the HRP unitholders at a Special Meeting of Unitholders with holders of 53.74% of the outstanding units voting for the merger. On July 16, 2004, HRP announced the completion of the merger with HRPT. As a result of the merger, HRP is no longer a publicly traded limited partnership. See Note 13.

     The Company had pledged 300,397 HRP limited partner units to collateralize the Amended and Restated Credit Agreement, which was repaid on the closing date of the merger, and 30,035 units to secure all of the capital leases, which were repaid in June 2004. The units were delivered to HRPT in July 2004 upon completion of the merger.

     The quoted market price per HRP limited partner unit and the Company’s carrying value per limited partner unit (AMEX symbol HRY) at June 30, 2004 were $134.55 and $46.04, respectively. The general partner interest was not publicly traded.

Note 3 — Investments in Energy Affiliates (dollar amounts in thousands)

     The Company is an investor in several energy affiliates. Provided below is information on these entities.

     HEC.

	As of June 30, 2004		Amount at which carried at		Income for the six months ended
		Cost or			June 30,
	Number of	ascribed	June 30,	December 31,
Description of Investment	shares held	value	2004	2003	2004	2003
Hallwood Energy Corporation
Common stock	2,971	$4,831	$5,218	$5,360	$524	$107

     The Company owns approximately 28% (22% after consideration of stock options) of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC’s net income (loss), stockholders’ equity transactions and comprehensive income (loss) adjustments, if any. HEC is the parent company to two wholly owned subsidiaries, Hallwood SWD, Inc. and Hallwood Gathering Inc.

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. As of August 12, 2004, HEC has drilled or is in the process of drilling 50 wells in the Barnett Shale formation of Johnson County, Texas. Three of these wells were sold to HEC III, as discussed below. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Thirty-eight wells are producing (one of which was sold to HEC III), one well has been plugged and abandoned, three wells are being drilled and six wells (two of which were sold to HEC III) are in various stages of completion and/or connection to the gathering system. Additionally, HEC, through its subsidiary Hallwood SWD, Inc. has drilled and completed a commercial salt water disposal well and facility, which went into operation in April 2004. It will serve HEC’s disposal needs, as well as accommodate disposed water from third parties. A second salt water disposal well is being drilled.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

     Aggregate natural gas production, as of August 12, 2004, including royalty owner share and partner working interest participation, was approximately 27 million cubic feet per day (approximately 18 million cubic feet per day net to HEC). HEC, through its subsidiary, Hallwood Gathering, Inc. now operates two compression and dehydration facilities (Cleburne and Godley) on the TXU Energy transmission line. Additional compression and dehydration is being added to the Cleburne and Godley facilities.

     HEC may drill four or more gross wells during the remainder of 2004, however drilling plans will vary depending upon a number of variables and economic conditions. HEC obtained a $20 million loan facility and as of May 2004 had fully drawn the facility. HEC has negotiated an increase to its existing loan to $30 million and extension of the maturity date. Terms of the loan include a $30 million borrowing base, an extension of the maturity date to December 2005 and the addition of HEC III as co-borrower to the loan.

     On June 11, 2004, HEC sold approximately 15,000 net acres of undeveloped leasehold to HEC III. As the sale was to a related entity, the assets were transferred to HEC III at net carrying value and no gain or loss was reported from the transaction. HEC III limited partnership units are owned in identical proportion to the common share ownership of HEC.

     After the sale to HEC III, HEC holds oil and gas leases covering approximately 23,000 gross and 20,000 net acres in Johnson and Hill Counties, Texas as of August 12, 2004.

     Certain of the Company’s officers and directors are investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, have stock options in HEC.

     The Board of HEC has engaged an advisor to explore a potential sale of HEC. The advisor is in the process of preparing materials to distribute to parties that may be interested in acquiring HEC at prices and on terms that would be acceptable to the investors in HEC as a whole. However, there can be no assurance that a transaction will result from these activities.

HEC III.

	As of June 30, 2004		Amount at which carried at		Income (loss) for the six months ended
		Cost or			June 30
	Number of	ascribed	June 30,	December 31,
Description of Investment	units held	value	2004	2003	2004	2003
Hallwood Energy III, L.P.
Limited partner interest	N/A	$1,685	$1,685	$—	$—	$—

     The Company owns approximately 28% (22% after consideration of profit interests) of HEC III. The Company accounts for this investment using the equity method of accounting and records its pro rata share of HEC III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In June 2004, the Company invested $453,000 in HEC III, which was formed primarily to acquire and develop oil and gas lease holdings in Johnson County, Texas.

     On June 11, 2004, HEC III acquired from HEC approximately 15,000 acres of undeveloped leasehold, three proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, the assets were transferred to HEC III at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000. HEC III purchased two proven undeveloped non-producing wells from HEC on June 11, 2004. Since that time, one well has begun production and as of August 12, 2004, is producing at a rate of approximately five million cubic feet per day (approximately 2 million cubic feet per day net to HEC III). Two wells, remain shut in awaiting pipeline connection. Between June 11, 2004 and August 12, 2004, HEC III has spud four new wells.

     During July 2004, HEC III entered into an agreement with an unrelated third party, which owned approximately 12,000 net acres contiguous with HEC III wherein it assigned a 45% interest in its lease holdings to that company, which in turn assigned a 55% interest in its lease holdings to HEC III. Under the joint operating agreement between the two entities, HEC III has been designated as operator for all future development.

     HEC III may drill 11 or more gross wells during the remainder of 2004, however drilling plans will vary depending upon a number of variables and economic conditions.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

     HEC III holds oil and gas leases covering approximately 27,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County Texas as of August 12, 2004.

     Certain of the Company’s officers and directors are investors in HEC III. In addition, individual members of management of HEC III, including one director and officer and one officer of the Company, have a profit interest in financial results of HEC III.

Hallwod Exploration.

	As of June 30, 2004		Amount at which carried at		Income (loss) for the six months ended
		Cost or			June 30
	Number of	ascribed	June 30,	December 31,
Description of Investment	units	value	2004	2003	2004	2003
Hallwood Exploration, L.P.
Limited partner interest	659	$659	$654	$—	$(5)	$—

     At June 30, 2004, the Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Exploration’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     The Company committed to invest $1,318,000 in Hallwood Exploration, of which $659,000 was funded in January 2004, and the remainder is expected to be funded in September 2004.

     Hallwood Exploration was formed in 2004 to acquire seismic lease options in Louisiana. Hallwood Exploration will conduct a 3-D seismic survey over the optioned land in late 2004 and early 2005 to determine if further oil and gas exploratory activity is warranted.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, management of Hallwood Exploration, including one director and officer and one officer of the Company, have a profit interest in the financial results of Hallwood Exploration.

Hallwood Resource Management, LLC.

     The Company invested $20,000 in and owns 27% of Hallwood Resource Management, LLC, which is the general partner of Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

Note 4 — Loans and Capital Lease Obligations Payable

     Loans and capital lease obligations payable at the balance sheet dates are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Textile Products
Bank Debt
Revolving credit facility, prime + .25% or Libor + 1.75% - 3.00%, due January 2007	$7,547	$10,000
Acquisition credit facility, prime + 1.00% or Libor + 3.25%	—	1,000
Equipment term loan, 2.84% fixed, due February 2009	373	—
Equipment term loan, 5.10% fixed, due March 2007	315	368
Equipment term loan, 9.37% fixed, due October 2005	314	422
Equipment term loan, 5.60% fixed, due September 2008	286	315
Equipment term loan, 4.67% fixed, due December 2007	221	248
Equipment term loan, 4.57% fixed, due April 2008	116	130

Sub total	9,172	12,483
Subordinated secured promissory note, prime rate, repaid July 2004	82	253
Subordinated promissory note, non-interest bearing, due February 2005	73	135

	$9,327	$12,871

Other
Bank Debt, repaid July 2004
Special Purpose Credit Facility, prime + 0.50%	$5,000	$5,000
Revolving credit facility, prime + 0.50%	4,000	4,000
Term loan, prime + 0.50%	2,700	—
Term loan, prime + 0.50%	1,850	—
Term loan, 7% fixed	822	1,338

Sub total	14,372	10,338
Promissory note, non-interest bearing, due December 2004	83	167
Capital lease obligations, 12.18% fixed	—	563

	$14,455	$11,068

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

     The Key Credit Agreement had a maturity date of January 2, 2004, bore interest at Brookwood’s option of prime plus 0.25% (4.25% at June 30, 2004) or Libor plus 1.75% - 3.00% (varied depending on compliance ratios), contained various covenants, including maintenance of certain financial ratios and restrictions on dividends and repayment of debt or cash transfers to the Company.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

     This facility was renewed in January 2004 (discussed below). At June 30, 2004 the outstanding balance was $7,547,000 and Brookwood had approximately $11,414,000 of borrowing base availability.

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

     The outstanding balance at June 30, 2004 was $1,625,000. Brookwood had $1,375,000 availability under this facility.

     Renewal of Credit Facilities. The Key Credit Agreement was renewed in January 2004 for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility. The current ratio covenant and total funded debt to total capitalization ratio covenant were eliminated in the renewal. A total debt to tangible net worth ratio covenant was added.

     The outstanding balance of the combined Key Bank credit facilities at June 30, 2004 was $9,172,000.

     Loan Covenants. At June 30, 2004, March 31, 2004 and December 31, 2003, Brookwood was in compliance with its loan covenants.

     Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.

     Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bears interest at the prime rate (4.00% at June 30, 2004), requires a quarterly payment of approximately $85,000 and is due in July 2004. The outstanding balance at June 30, 2004 of $82,000 was repaid in July 2004.

     Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is being fully amortized over 36 months and has a maturity date of February 2005. The outstanding balance at June 30, 2004 was $73,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust , N.A. The facility was comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the “Term Loan and Revolving Credit Facility”).

     The term loan bears interest at a fixed rate of 7%, matures April 2005 and was fully amortizing, requiring a monthly payment of $92,631. The outstanding principal balance of the term loan at June 30, 2004 was $822,000.

     The revolving credit facility bears interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matures April 2005. The interest rate was 4.50% at June 30, 2004. The Company borrowed $500,000 in 2002 and $3,500,000 in 2003 under the facility, principally in connection with investments in HEC. The Company has no further borrowing capacity under this facility. The outstanding principal balance of the revolving credit facility at June 30, 2004 was $4,000,000.

     Amended and Restated Credit Agreement. In July 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the “Amended and Restated Credit Agreement”). In addition to incorporating the terms of the Term Loan and Revolving Credit Facility described above, this facility provided for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the $3,000,000 term loan (the “Special Purpose Term Loan”) were restricted and were to be used solely to exercise the option associated with the Separation Agreement discussed in Note 6. The original terms of the Special Purpose Term Loan provided for interest at a fixed rate of 6%, maturity date of May 2005 and a monthly payment of $48,365. The Company did not draw the Special Purpose Term Loan until June 2004, when it exercised the option associated with the Separation Agreement.

     Proceeds from the new $5,000,000 credit facility (the “Special Purpose Credit Facility”), drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in August 2003 in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 11. The Special Purpose Credit Facility bore interest at the Company’s option of prime plus 0.50% (4.50% at June 30, 2004), or Libor plus 3.25%, but could not be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility did not require principal payments; however, interest was payable monthly. The outstanding principal balance of the Special Purpose Credit Facility at June 30, 2004 was $5,000,000.

     In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulated that the $3,000,000 commitment would be reduced by $50,000 per month beginning February 2004, and would expire on December 15, 2004 if unused. The revised Special Purpose Term Loan requires monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50% (4.50% at June, 2004), or Libor plus 3.25%, but can not be less than 4.25%. In June 2004, the Company borrowed $2,750,000 under this loan facility to exercise the option associated with the Separation Agreement. The outstanding principal balance of this facility at June 30, 2004 was $2,700,000.

     In April 2004, the Company and First Bank & Trust N.A. entered into a commitment agreement. The agreement provides for an additional $1,850,000 term loan, which was restricted to pay the remaining amount due to HRP under the litigation judgment in the Gotham Partners v. Hallwood Realty Partners, L.P. et al matter. The term loan bears interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but can not be less than 4.25% and matures May 2005. The facility is interest only for 120 days; thereafter, requires monthly principal payments of approximately $31,000 plus interest with the balance at maturity. In May 2004, the Company borrowed $1,850,000 under this loan facility to fully satisfy the litigation judgment. The outstanding principal balance of this facility at June 30, 2004 was $1,850,000.

     Repayment in July 2004. The Amended and Restated Credit Agreement required certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company’s major investments. The Company’s 300,397 HRP limited partner units served as collateral to secure the various facilities under the Amended and Restated Credit Agreement. All loan facilities under the Amended and Restated Credit Agreement

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

(principal amount of $14,372,000 at the repayment date) were repaid in July 2004 in connection with the sale of HRP. See Note 13.

     Loan Covenants. At June 30, 2004, March 31, 2004 and December 31, 2003, the Company was in compliance with all of its loan covenants under the Amended and Restated Credit Agreement.

     Capital Lease Obligations. During 1999, the Company’s Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company had pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and were scheduled to expire in December 2004. The combined monthly lease payment was $46,570 and the effective interest rate was 12.18%. In June 2004, the Company repaid the capital leases and the HRP limited partner units that were held as collateral were returned.

     Promissory Note. In connection with the settlement of a lawsuit regarding the Company’s former Embassy Suites hotel in Oklahoma City, Oklahoma, the Company issued a non-interest bearing promissory note in June 2003, in the amount of $250,000, payable in equal monthly installments over 18 months. The outstanding balance at June 30, 2004 was $83,000.

Note 5 — 10% Collateralized Subordinated Debentures

     Description. The Company has an issue of 10% Collateralized Subordinated Debentures (“10% Debentures”) outstanding due July 31, 2005. The 10% Debentures are listed on The New York Stock Exchange. For financial reporting purposes a pro rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue, and is being amortized over its term. As a result, the effective interest rate is 8.9%.

     The 10% Debentures are secured by a junior lien on the capital stock of Brookwood. Balance sheet amounts are presented below (in thousands):

	June 30,	December 31,
Description	2004	2003
10% Debentures (face amount)	$6,468	$6,468
Unamortized gain, net of accumulated amortization	70	101

Totals	$6,538	$6,569

Note 6 — Separation Agreement

     In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in the former Hallwood Energy Corporation (“Former Hallwood Energy”), all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter, or $125,000. These future cash payments were subject to termination in certain circumstances. The Company had an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000.

     As discussed in Note 4, the Company entered into the First Amendment to Amended and Restated Credit Agreement in January 2004, which provided for a Special Purpose Term Loan, the proceeds of which were to be used to exercise the aforementioned option. In June 2004, the Company borrowed $2,750,000, pursuant to the terms of the Special Purpose

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

Term Loan, and exercised the option. The exercise price of $3,000,000 was paid to the trust and the Company recognized a gain from extinguishment of $375,000, which was the amount by which the carrying amount of the Separation Agreement obligation exceeded the exercise price.

Note 7 — Deferred Revenue - Noncompetition Agreement

     In March 2001, the Company agreed to sell its investment in Former Hallwood Energy, which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Former Hallwood Energy in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

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

     The Company began amortizing the deferred revenue from the noncompetition agreement, in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $1,007,000 and $1,208,000, in each of the six-month periods ended June 30, 2004 and 2003, respectively. The deferred revenue was fully amortized in May 2004.

Note 8 — Income Taxes

     Following is a schedule of the income tax benefit (expense) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Federal
Deferred	$7,546	$3,147	$17,533	$2,751
Current	(220)	(25)	(221)	(54)

Sub-total	7,326	3,122	17,312	2,697
State	(748)	(236)	(1,228)	(399)

Total	$6,578	$2,886	$16,084	$2,298

     The deferred tax asset was $26,239,000 at June 30, 2004. The deferred tax asset arises principally from the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers and tax credits from the implementation of various tax planning strategies, which include a gain from the sale of the HRP limited partner units and general partner interest, which occurred in July 2004, and projected income from operations.

     As a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, and an increase in projected income from operations due to improved results at Brookwood and the Company’s energy investments, management determined that the valuation allowance should be eliminated to reflect the anticipated increase in utilization of NOLs and other tax attributes. The deferred tax benefit in 2004 principally resulted from the elimination of the valuation allowance, which was $19,167,000 at December 31, 2003.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

Note 9 — Supplemental Disclosures to the Consolidated Statements of Cash Flows

     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):

     Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2004	2003
Proportionate share of partner capital transactions of equity investments:
Amortization of interest rate swap	$(30)	$(27)
Exercise of stock options	—	(23)
Additional investment in HRP pursuant to litigation settlement	—	2,988
Issuance of promissory note in litigation settlement	—	250

     Supplemental disclosures of cash payments:

	Six Months Ended
	June 30,
Description	2004	2003
Interest paid	$776	$784
Income taxes paid	976	711

Note 10 — Computation of Income Per Share

     The following table reconciles the Company’s income available to common stockholders and the number of common shares used in the calculation for the basic and assuming dilution methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2004	2003	2004	2003
Income Available to Common Stockholders
Basic and assuming dilution	$13,627	$781	$27,346	$2,134

Weighted Average Shares Outstanding
Basic	1,326	1,361	1,326	1,361
Potential shares from assumed exercise of stock options	204	125	204	54
Potential repurchase of shares from stock option proceeds	(64)	(87)	(73)	(43)

Assuming dilution	1,466	1,399	1,457	1,372

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

Note 11 — Litigation, Contingencies and Commitments

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

     As discussed in Note 4, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. As of March 31, 2004, $1,858,000, including interest, remained unpaid and was reflected on the Company’s balance sheet within “Interest, litigation and other accrued expenses,” of which $1,781,000 bore simple interest at the statutory rate of 7% until paid. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provided for an additional $1,850,000 term loan, which was restricted to pay the remaining amount due to HRP. Funding of the commitment occurred in the second quarter of 2004.

     In April 2003, an action was filed against HRP’s general partner, Hallwood Realty, LLC (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and EquiServe Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of HRP, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserted that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

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

     On June 30, 2004, the parties to the I. G. Holdings, Inc., et al. v. Hallwood Realty, LLC, et al., action entered into a Memorandum of Understanding providing for the settlement of that putative class action. As contemplated by the Memorandum of Understanding, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release on July 29, 2004. Pursuant to the Stipulation of Settlement, the parties agreed that the action would be certified, for purposes of settlement only, as a class action consisting of all record and beneficial owners of partnership interests in HRP (other than defendants and their affiliates and associates) on July 16, 2004, the effective date of the merger, that the action would be dismissed with prejudice, and that plaintiffs could make an application for attorneys’ fees and expenses in an amount not to exceed $2.5 million. Defendants agreed not to oppose the fee application. With respect to any fees and expenses awarded by the Court of Chancery, the first $2 million of such amount would be paid by defendants’ insurer and the balance of the amount awarded by the court, if any, shall be paid from a $500,000 fund escrowed from the merger consideration pursuant to a court order dated July 15, 2004. A hearing on the proposed settlement has been scheduled for October 25, 2004.

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

     Contingencies. The Company had committed to make additional contributions to the capital of Hallwood Realty, the general partner of HRP, upon demand, up to a maximum aggregate amount of $13,118,000, subject to the terms of a subscription agreement, to the extent Hallwood Realty has insufficient capital to satisfy creditors of HRP. The commitment expired with the sale of HRP in July 2004.

     In December 1999, the Company distributed certain assets and incurred a contingent obligation, under the Separation Agreement. A contingent obligation exists to the extent that the Company fails to exercise its option to extinguish future cash payments of up to $500,000 per year, which has no stated maturity. The Company had an option to extinguish the future cash payments at any time prior to its expiration on December 21, 2004 upon payment of $3,000,000, which it exercised in June 2004. See Note 6.

     In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, a subsidiary of Brookwood, The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost of not less than $400,000. Brookwood submitted a proposal to RIDEM, who approved it, and has purchased and installed the equipment.

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

Note 12 — Segment and Related Information

     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2004 and 2003, respectively (in thousands):

	Real	Textile		Consol
	Estate	Products	Other	-idated
Three months ended June 30, 2004
Total revenue from external sources	$1,145	$35,555	$1,222	$37,922

Operating income	$823	$6,235		$7,058

Unallocable loss, net			$(9)	(9)

Income before income taxes				$7,049

Three months ended June 30, 2003
Total revenue from external sources	$488	$24,266	$1,028	$25,782

Operating income (loss)	$(3,564)	$1,693		$(1,871)

Unallocable loss, net			$(184)	(184)

Loss before income taxes				$(2,055)

	Real	Textile		Consol
	Estate	Products	Other	-idated
Six months ended June 30, 2004
Total revenue from external sources	$2,657	$66,795	$2,271	$71,723

Operating income	$2,072	$9,467		$11,539

Unallocable loss, net			$(277)	(277)

Income before income taxes				$11,262

Six months ended June 30, 2003
Total revenue from external sources	$2,051	$49,065	$2,021	$53,137

Operating income (loss)	$(2,425)	$2,581		$156

Unallocable loss, net			$(270)	(270)

Loss before income taxes				$(114)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003
(unaudited)

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2003 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2003 annual report.

Note 13 — Subsequent Event

     On April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan of Merger, pursuant to which HRP will merge with a subsidiary of HRPT. On May 11, 2004, the parties amended the merger agreement and the purchase agreement to correct inadvertent inconsistencies in the provisions of the agreements relating to the calculation of the merger consideration, to make other technical changes and to reflect that leases entered into by HRP, with the consent of HRPT, would not affect the purchase price.

     On June 15, 2004, HRP mailed a definitive proxy statement to its unitholders containing information on the merger and announcing a special meeting on July 15, 2004 to approve the merger. On July 1, 2004, HRP mailed a supplement to the proxy statement containing additional information on the merger and HRP.

     On July 15, 2004, the merger was approved by the HRP unitholders at the special meeting of unitholders with holders of 53.74% of the outstanding units voting to approve the merger, and on July 16, 2004, HRP announced the completion of the merger with HRPT. As a result of the merger, HRP is no longer a publicly traded limited partnership. In its announcement, HRP indicated that unitholders received an amount in cash equal to $136.70 per unit of limited partnership. Of this amount $0.31 was to be withheld subject to the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation.

     The total cash price HRPT paid under the merger agreement and the purchase agreement was approximately $247,000,000. In addition, HRPT assumed or prepaid all of HRP’s outstanding debt. The Company had agreed to bear the cost if the aggregate purchase price was reduced below $245,000,000, as a result of a negative working capital adjustment, as defined. Therefore, no additional cost by the Company was incurred.

     The Company had also entered into a purchase agreement, pursuant to which HRPT would purchase the general partner interest in HRP, the 330,432 limited partnership units indirectly owned by the Company, and the interests in each of the other entities through which the Company held interests in HRP, for an aggregate purchase price which was estimated to be approximately $67,000,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, the Company and HRP had agreed that the agreements for the management of HRP’s properties by the Company’s affiliates would be terminated at the time of the merger. In the purchase agreement, the Company also agreed to vote all of the units it owns in favor of the merger.

     Net Proceeds of Sale to the Company. On July 16, 2004, the Company received proceeds of approximately $66,060,000 from the sale of its interests in HRP, including $18,500,000 which was placed into an escrow account (described below). The proceeds received by the Company were reduced by approximately $102,000 for its share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. The Company used approximately $14,400,000 of the proceeds to repay loans, accrued interest and fees associated with the Amended and Restated Credit Agreement. See Note 4.

     Escrow Agreement Adjustment to Purchase Price. In accordance with the purchase agreement, the Company has deposited $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc.; and (iv) any actions incident to any of the above. The escrow deposit is to be held until the earlier to occur of 12 months from the closing of the transactions or the final determination of any claims for indemnity by HRPT.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Real Estate. Fee income from real estate operations has trended downward in recent years due to a decline in leasing fees and construction supervisory fees, but has historically fluctuated as a result of an occasional spike in lease fees due to the execution of a large lease or development fee due to completion of a major project. Correspondingly, during the same period, expenses have also trended downward, except for the litigation expense in 2001 and 2003. Income from operations, excluding the litigation expense, was $2,516,000, $4,604,000 and $5,527,000, respectively, for the three years ended December 31, 2003.

     Agreement and Plan of Merger with HRPT Properties Trust. As previously discussed, the Company’s interests in its real estate affiliate, HRP, were sold to HRPT in July 2004 pursuant to a merger agreement (the “Agreement and Plan of Merger”) between HRP and HRPT and a separate purchase agreement. Subsequent to July 16, 2004, the Company no longer derives any revenues from its investments in HRP. Revenues associated with the HRP investment accounted for approximately 8% of the Company’s revenues, primarily through the Company’s receipt of fees from property management and leasing activities. The management agreements with the Company’s Hallwood Commercial Real Estate, LLC subsidiary (“HCRE”) with respect to the management of HRP’s properties were terminated in connection with the merger of HRP. The merger and related transactions, however, generated a cash inflow to the Company of approximately $66,060,000 (subject to the escrow previously discussed in Note 13 to the condensed consolidated financial statements). Apart from the repayment of loans, discussed in Note 13 to the condensed consolidated financial statements, under the Amended and Restated Credit Agreement of approximately $14,400,000, the Company has not yet determined how it intends to use or invest the proceeds from the transactions.

     Textile Products. The Company derives over 90% of its revenues from the operations of its Brookwood subsidiary. In the long-run, Brookwood’s success will be influenced to a large degree by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries, such as the North American Free Trade Agreement (“NAFTA”), activities of the World Trade Organization (“WTO”), and anti-dumping and duty enforcement activities by the U.S. Government, and by the value of the United States dollar in relation to other currencies and world economic developments. Under NAFTA, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. In addition, the WTO is overseeing the phase-out of textile and apparel quotas, over the ten year period ending on December 31, 2004. Tariffs on textile and apparel products are also being reduced (but not eliminated) over this period. China’s admission to the WTO will also have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. Accordingly, Brookwood believes it must fully utilize other competitive strategies to replace sales lost to importers. One strategy is to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry.

     The textile products business is not interdependent with any of the Company’s other business operations. The Company does not guarantee the Brookwood bank debt and is not obligated to contribute additional capital. If the textile products business were to deteriorate, creditors could look only to Brookwood’s assets for the satisfaction of its obligations.

Presentation

     It is management’s intention that the following discussion assist in understanding its financial statements. Matters discussed include changes in key items, the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affected its financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company reported net income of $13,627,000 for the second quarter ended June 30, 2004, compared to $831,000 in 2003. Net income for the six month periods was $27,346,000 and $2,184,000, respectively.

     Revenue was $37,922,000 for the 2004 second quarter, compared to $25,782,000 in 2003. Revenue for the 2004 six month period was $71,723,000, compared to $53,137,000 in 2003.

     Following is an analysis of the results for the real estate, textile products and other business segments.

Real Estate

     The real estate segment reported income of $823,000 for the 2004 second quarter and $2,072,000 for the six month period, compared to losses of $3,564,000 and $2,425,000, respectively, in 2003.

     Revenues. Fee income of $1,279,000 for the 2004 second quarter increased by $128,000, or 11%, compared to $1,151,000 in 2003. Fee income of $2,479,000 for the 2004 six month period increased by $81,000, or 3%, compared to $2,398,000 in 2003. Fees are derived from the Company’s asset management, property management, leasing and construction supervision services provided to HRP and various third parties. The increases were principally due to higher leasing fees and construction supervision fees in the 2004 periods.

     Equity income (loss) from investments in HRP represents the Company’s pro rata share of the net income (loss) reported by HRP, adjusted for the elimination of intercompany profits. For the 2004 second quarter, the Company reported an equity loss of $134,000, compared to an equity loss of $663,000 in 2003. For the 2004 six months, the equity income was $178,000, compared to an equity loss of $347,000 in 2003. The fluctuations resulted principally from HRP’s litigation costs and other costs associated with a tender offer for the HRP limited partner units by High River in 2003.

     Expenses. Administrative expenses of $304,000 increased by $22,000, or 8%, in the 2004 second quarter, compared to $282,000 in 2003. For the six months, administrative expenses of $536,000 decreased by $2,000 in 2004, compared to $538,000 in 2003. The fluctuations were primarily attributable to the payments of commissions to third party brokers associated with leasing income.

     The litigation expense of $18,000 and $49,000 in the 2004 second quarter and six month periods represents the interest cost on the remaining balance due to HRP in the Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. et al matter. Litigation expense of $3,602,000 in the 2003 second quarter and six month periods represents the interest component of the judgment on remand in the Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. et al matter, net of the Company’s pro rata share of that amount which was recorded as income by HRP, and the Company’s share of attorneys fees payable by HRP to plaintiff’s attorneys recorded as expenses by HRP. The remaining balance due of the judgment to HRP, in the amount of $1,877,000 (including interest), was paid in May 2004.

     Amortization expense of $168,000 and $336,000 in the 2003 second quarter and six month periods, respectively, related to Hallwood Realty’s general partner investment in HRP to the extent allocated to management rights, which became fully amortized in October 2003.

Textile Products

     The textile products segment reported income of $6,235,000 and $9,467,000 for the second quarter and six month periods of 2004, compared to $1,693,000 and $2,581,000 in 2003, respectively.

     Revenue. Sales of $35,555,000 increased by $11,289,000, or 47%, in the 2004 second quarter, compared to $24,266,000 in 2003. Sales for the six month period increased by $17,730,000, or 36%, to $66,795,000, compared to $49,065,000 in the 2003 period. The increases were principally due to additional sales of specialty fabric to U.S. military contractors. Brookwood’s military sales for the 2004 second quarter were $19,546,000, of which one customer accounted

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for $12,900,000. Military sales for the 2004 six month period totaled $36,034,000, of which one customer accounted for $23,755,000.

     Expenses. Cost of sales of $25,841,000 increased by $6,968,000, or 37%, in the 2004 second quarter, compared to $18,873,000 in 2003. The increase in cost of sales was principally the result of the increase in sales. For the six months, cost of sales increased by $10,981,000, or 28%, to $50,064,000 in 2004 from $39,083,000 in 2003. The higher gross profit margin for the 2004 second quarter (27.3% versus 22.2%) and for the 2004 six month period (25.0% versus 20.3%) resulted from increased sales of specialty fabric to military contractors and improved manufacturing efficiencies.

     Administrative and selling expenses of $3,383,000 decreased by $134,000, or 4%, in the 2004 second quarter, compared to $3,517,000 for the 2003 second quarter. For the six months, administrative and selling expenses of $7,068,000 decreased by $1,000 from $7,069,000 in 2003. The decreases were primarily attributable to the implementation of a cost reduction program.

     Interest expense of $96,000 decreased by $87,000, or 48%, for the 2004 second quarter, compared to $183,000 in 2003. For the six months, interest expense of $196,000 decreased by $136,000, or 41%, from $332,000 for the comparable 2003 period. The decreases were principally due to a decrease in average borrowings.

Other

     The other segment reported a loss of $9,000 for the second quarter of 2004, compared to a loss of $184,000 in 2003. For the six months, the other segment reported a loss of $277,000, compared to a loss of $270,000 in 2003.

     Revenue. Amortization of deferred revenue was $403,000 and $1,007,000 in the 2004 second quarter and six month periods, compared to $604,000 and $1,208,000 in the 2003 periods, respectively. The amortization was attributable to the noncompetition fee received in connection with the sale of the Company’s investment in Former Hallwood Energy. The original $7,250,000 cash payment was amortized over a three year period, which began in June 2001 and became fully amortized in May 2004.

     Hotel revenue was $380,000 in the 2004 second quarter, compared to $367,000 in 2003. For the six months, the hotel revenue was $742,000 in 2004, compared to $704,000 in 2003. The 5% increase in the 2004 six month period was attributable to increased occupancy, partially offset by a reduced average daily rate.

     Equity income from investments in energy affiliates was $438,000 and $519,000 for the 2004 second quarter and six month periods, compared to equity income of $56,000 and $107,000 in 2003, respectively. The increase was due to increased natural gas production and higher prices.

     Interest and other income was $1,000 for the 2004 and 2003 second quarters. For the six months the income was $3,000 and $2,000, respectively.

     Expenses. Administrative expenses of $757,000 for the 2004 second quarter increased by $236,000, or 45%, from the 2003 amount of $521,000. For the six months, administrative expenses increased by $351,000, or 37%, to $1,300,000 from $949,000 in 2003. The 2004 expenses includes increased professional fees, travel expense and other costs associated with the merger of HRP with HRPT.

     Hotel expenses, which include operating expenses, depreciation and interest costs were $554,000 for the 2004 second quarter, which increased by $83,000, or 18%, compared to $471,000 in 2003. For the six months, hotel expenses increased by $120,000, or 13%, to $1,039,000 from $919,000 in 2003. The increases were principally due to increased repairs and maintenance.

     Interest expense in the amount of $295,000 for the 2004 second quarter increased by $75,000 from the prior year quarter amount of $220,000. For the six months, interest expense increased by $161,000 to $584,000 from $423,000 in 2003. The increases were primarily due to additional borrowings under the Amended and Restated Credit Agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes

     Income taxes were a net benefit of $6,578,000 for the 2004 second quarter, compared to a net benefit of $2,886,000 in 2003. The 2004 second quarter included a $7,546,000 non cash federal deferred benefit, a $220,000 federal current charge and a $748,000 charge for state taxes. The 2003 quarter included a $3,147,000 non cash federal deferred benefit, a $25,000 federal current charge and a $236,000 charge for state taxes. The six months in 2004 included a deferred tax benefit of $17,533,000, a $221,000 federal current charge and a $1,228,000 charge for state taxes. The 2003 six month amount included a deferred tax benefit of $2,751,000, a $54,000 federal current charge and a $399,000 charge for state taxes. The 2004 deferred tax benefit is principally attributable to the anticipated utilization of net operating loss carryforwards (“NOLs”), carryovers and tax credits to offset the gain on the sale of its general partner and limited partner interests in HRP and an increase in projected income from operations due to improved results at Brookwood and earnings from the Company’s energy activities. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of June 30, 2004, the Company had approximately $65,000,000 of tax net operating loss carryforwards (“NOLs”) and temporary differences, $6,000,000 of percentage depletion carryovers and $2,200,000 of alternative minimum tax credits to reduce future federal income tax liability. Based upon the Company’s expectations and available tax planning strategies, management has determined that taxable income will more likely than not be sufficient to utilize all of the NOLs, carryovers and tax credits prior to their ultimate expiration in the year 2020.

     Management has considered certain tax planning strategies in reaching its conclusion that, more likely than not, taxable income will be sufficient to utilize the NOLs before expiration; however, future levels of operating income and taxable gains are dependent upon general economic conditions and other factors beyond the Company’s control. Accordingly, no assurance can be given that sufficient taxable income will be generated for utilization of the NOLs. Management periodically re-evaluates its tax planning strategies based upon changes in facts and circumstances and, accordingly, considers potential adjustments to the valuation allowance of the deferred tax asset.

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

Investment in Energy Affiliates

     HEC. The Company owns approximately 28% (22% after consideration of stock options) of HEC. It accounts for the investment using the equity method of accounting and records its pro rata share of HEC’s net income (loss), stockholders’ equity transactions and comprehensive income (loss) adjustments, if any. HEC is the parent company to two wholly owned subsidiaries, Hallwood SWD, Inc. and Hallwood Gathering, Inc.

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. As of August 12, 2004, HEC has drilled or is in the process of drilling 50 wells in the Barnett Shale formation of Johnson County, Texas. Three of these wells were sold to HEC III, as discussed below. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. Thirty-eight wells are producing (one of which was sold to HEC III), one well has been plugged and abandoned, three wells are being drilled and six wells (two of which were sold to HEC III) are in various stages of completion and/or connection to the gathering system. Additionally, HEC, through its subsidiary Hallwood SWD, Inc. has drilled and completed a commercial salt water disposal well and facility, which went into operation in April 2004. It will serve HEC’s disposal needs, as well as accommodate disposed water from third parties. A second salt water disposal well is being drilled.

     Aggregate natural gas production, as of August 12, 2004, including royalty owner share and partner working interest participation, was approximately 27 million cubic feet per day (approximately 18 million cubic feet per day net to HEC). HEC, through its subsidiary, Hallwood Gathering, Inc. now operates two compression and dehydration facilities (Cleburne and Godley) on the TXU Energy transmission line. Additional compression and dehydration is being added to the Cleburne and Godley facilities.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     HEC may drill four or more gross wells during the remainder of 2004, however drilling plans will vary depending upon a number of variables and economic conditions. HEC obtained a $20 million loan facility and as of May 2004 had fully drawn the facility. HEC has negotiated an increase to its existing loan to $30 million and extension of the maturity date. Terms of the loan include a $30 million borrowing base, an extension of the maturity date to December 2005 and the addition of HEC III as co-borrower to the loan.

     On June 11, 2004, HEC sold approximately 15,000 net acres of undeveloped leasehold to Hallwood Energy III, L.P. (“HEC III”), a related entity. As the sale was to a related entity the assets were transferred to HEC III at net carrying value and no gain or loss was reported from the transaction. HEC III limited partnership units are owned in identical proportion to common share ownership of HEC.

     After the sale to HEC III, HEC holds oil and gas leases covering approximately 23,000 gross and 20,000 net acres in Johnson and Hill Counties, Texas as of August 12, 2004.

     Certain of the Company’s officers and directors are investors in HEC. In addition, the individual members of management of HEC have stock options to purchase 20% of the shares of HEC at the price paid by the original investors.

     The Board of HEC has engaged an advisor to explore a potential sale of HEC. The advisor is in the process of preparing materials to distribute to parties that may be interested in acquiring HEC at prices and on terms that would be acceptable to the investors in HEC as a whole. However, there can be no assurance that a transaction will result from these activities.

     HEC III. The Company owns approximately 28% (22% after consideration of profit interests) of HEC III. The Company accounts for this investment using the equity method of accounting and records its pro rata share of HEC III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In June 2004, the Company invested $453,000 in HEC III, which was formed primarily to acquire and develop oil and gas lease holdings in Johnson County, Texas.

     On June 11, 2004, HEC III acquired from HEC approximately 15,000 acres of undeveloped leasehold, two proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, the assets were transferred to HEC III at net carrying value of approximately $4,400,000, of which the company’s proportionate share was approximately $1,232,000. Since that time, one well has begun production and as of August 12, 2004, is producing at a rate of approximately five million cubic feet per day (approximately 2 million cubic feet per day net to HEC III). Two wells, remain shut in awaiting pipeline connection. Between June 11, 2004 and August 12, 2004, HEC III has spud four new wells.

     During July 2004, HEC III entered in to an agreement with another company (an unrelated third party), which owned approximately 12,000 net acres contiguous with HEC III wherein HEC III assigned a 45% interest in its lease holdings to that company, which in turn assigned a 55% interest in its lease holdings to HEC III. Under the joint operating agreement between the two entities, HEC III has been designated as operator for all future development.

     HEC III may drill 11 or more gross wells during the remainder of 2004, however drilling plans will vary depending upon a number of variables and economic conditions.

     HEC III holds oil and gas leases covering approximately 27,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas as of August 12, 2004.

     Certain of the Company’s officers and directors are investors in HEC III. In addition, individual members of management of HEC III, have the right to receive 20% of the net profits generated by HEC III.

     Hallwood Exploration. The Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration, L.P. (“Hallwood Exploration”). It accounts for the investment using the equity method of accounting.

     The Company committed to invest $1,318,000 in Hallwood Exploration, of which $659,000 was funded in January 2004, and the remainder is expected to be funded in September 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Hallwood Exploration was formed in 2004 to acquire seismic lease options in Louisiana. Hallwood Exploration will conduct a 3-D seismic survey over the optioned land in late 2004 and early 2005 to determine if further oil and gas exploratory activity is warranted.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration have the right to receive 20% of the net profits generated by Hallwood Exploration.

Critical Accounting Policies

     There have been no changes to critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2003.

Related Party Transactions

     HRP. The Company’s real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. Hallwood Realty earned: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP’s properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount by which the sales price of a property exceeded the purchase price of such property. HCRE earned property management, leasing and construction supervision fees. The management contracts with HRP, which were scheduled to expire on June 30, 2004, were amended in April 2004 to expire on the closing date of the merger with HRPT, which was completed July 16, 2004. The management contracts provided for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     A summary of the fees earned from HRP is detailed below (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Property management fees	$518	$512	$995	$998
Construction supervision fees	109	113	447	297
Leasing fees	457	305	663	690
Asset management fees	155	151	308	303

Total	$1,239	$1,081	$2,413	$2,288

     The management contracts with HRP expired on July 16, 2004, in connection with HRP’s sale to HRPT.

     Hallwood Realty is also reimbursed for certain costs and expenses, at cost, for administrative level salaries and bonuses, employee and director insurance and allocated overhead costs. In addition, since HRP did not employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties were reimbursed to Hallwood Realty and HCRE by HRP.

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

     A summary of the fees and expenses paid to HSC are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Consulting fees	$238	$199	$450	$398
Office space and administrative services	32	25	58	50

Total	$270	$224	$508	$448

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

Contractual Obligations and Commercial Commitments

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2004 (in thousands):

	Payments Due During the Year Ending December 31,
	2004*	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Long term debt
Amended and Restated Credit Agreement (a)	$14,372	$—	$—	$—	$—	$—	$14,372
Loan Payable	83	—	—	—	—	—	83
10% Debentures (face amount)	—	6,468	—	—	—	—	6,468
Loans payable (Brookwood)	422	552	357	7,828	160	8	9,327
Operating leases	569	880	691	538	538	1,076	4,292

Total	$15,446	$7,900	$1,048	$8,366	$698	$1,084	$34,542

	Amount of Commitment Expiration
	During the Year Ending December 31,
	2004*	2005	2006	2007	2008	Thereafter	Total
Commercial Commitments
Employment contracts	$338	$53	$—	$—	$—	$—	$391

*	For the six months ending December 31, 2004.

     (a) Repaid in July 2004

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

     Amended and Restated Credit Agreement. The Company was in compliance with its loan covenants under the Amended and Restated Credit Agreement as of June 30, 2004, March 31, 2004 and December 31, 2003. The Amended and Restated Credit Agreement was repaid in July 2004, therefore, the Company is no longer subject to the loan covenants.

     10% Debentures. The Indenture governing the 10% Debentures contains various covenants, which if violated, may result in a call of the entire issue. The principal covenants prohibit any subsidiary of the Company from commencing receivership, bankruptcy or insolvency proceedings. The Company was in compliance with its loan covenants for the 10% Debentures as of June 30, 2004, March 31, 2004 and December 31, 2003.

     Key Credit Agreement. The principal ratios, as defined in the Key Credit Agreement, as of the quarters ended June 30, 2004, March 31, 2004 and as of December 31, 2003 are provided below (dollar amounts in thousands):

		Quarters Ended
		June 30,	March 31,	December 31,
Description	Requirement	2004	2004	2003
Total debt to tangible net worth	must be less than 1.75	0.95	1.08	N/A
EBITDA to total fixed charges	must exceed 1.15 to 1.00	1.62	1.71	1.44

     In connection with the renewal of the Key Credit Agreement in January 2004, the current ratio covenant and total funded debt to total capitalization ratio covenant were eliminated and a total debt to tangible net worth ratio covenant was added. Brookwood was in compliance with its loan covenants under the Key Credit Agreement as of June 30, 2004, March 31, 2004 and December 31, 2003.

Liquidity and Capital Resources

     General. The Company’s cash position decreased by $1,320,000 during the 2004 six month period to $1,565,000 as of June 30, 2004. The primary source of cash was $1,792,000 provided by operating activities. The primary uses of cash were $157,000 for net repayment of bank borrowings and loans payable and, $1,696,000 for investments in HEC and Hallwood Exploration and $1,195,000 for textile products equipment.

     The Company principally operates in the real estate and textile products business segments. The Company has reentered the energy business as a minority owner in several affiliated companies, which is not considered a material business segment.

     Real Estate. Prior to the HRP sale and merger in July 2004, the Company’s real estate segment generated funds principally from its property management and leasing activities, without significant additional capital costs. The Company had pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Amended and Restated Credit Agreement and the remaining 30,035 HRP units to secure all of the capital leases.

     On April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan or Merger with HRPT, pursuant to which HRP will merge with a subsidiary of HRPT. As a result of the merger, HRP will become a wholly-owned subsidiary of HRPT and will no longer be a publicly traded limited partnership.

     In the merger, each holder of limited partnership units of HRP is entitled to receive an amount in cash equal to $136.70 per unit of limited partnership, subject to adjustment in certain circumstances.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company had also entered into a purchase agreement, pursuant to which HRPT purchased the general partner interest in HRP, the 330,432 limited partnership units indirectly owned by the Company, and the interests in each of the other entities through which the Company held interests in HRP, for an aggregate purchase price of approximately $66,060,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, the Company and HRP agreed that the agreements for the management of HRP’s properties by the Company would be terminated at the time of the merger. In the purchase agreement, the Company also agreed to vote all of the units it owns in favor of the merger.

     In accordance with the purchase agreement, the Company agreed to deposit $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc., and (iv) any actions incident to any of the above. The escrow deposit is to be held until the earlier to occur of 12 months from the closing of the transactions or the final determination of any claims for indemnity by HRPT.

     As previously described, the aggregate merger consideration was originally estimated to be approximately $250,000,000. The Company agreed to bear the cost if the aggregate purchase price was reduced below $245,000,000, as a result of a negative working capital adjustment, as defined. Therefore no additional cost by the Company was incurred. In addition, the Company also agreed to have the consideration payable to the Company pursuant to the purchase agreement with respect to its units reduced by its pro rata share of any attorneys’ fees and expenses awarded by the Delaware Court of Chancery to class counsel in the litigation, even though the Company and its affiliates are not members of the putative class for whose benefit the litigation was purportedly commenced.

     On July 16, 2004, the Company received proceeds of approximately $66,060,000 from the sale of its interests in HRP, including $18,500,000 which was placed into an escrow account (described above). The proceeds received by the Company were reduced by approximately $102,000 for its share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. The Company used approximately $14,400,000 for the repayment of loans, accrued interest and fees associated with the Amended and Restated Credit Agreement.

     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities with Key Bank. All facilities had a maturity of January 2004. The Key Credit Agreement was renewed in January 2004 for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility.

     At June 30, 2004, Brookwood had approximately $11,414,000 of unused borrowing capacity on its revolving line of credit facility. Brookwood made payments to the Company of $2,243,000 in the 2004 six month period, $1,987,000 in 2003 and $250,000 in 2002 under its tax sharing agreement. Brookwood paid cash dividends to the Company of $1,000,000 in 2004 year to date and $600,000 in 2003. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants at June 30, 2004, March 31, 2004 and December 31, 2003.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In October 2003, as a result of a voluntary disclosure by Brookwood Laminating (a subsidiary of Brookwood), the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submits to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood submitted a proposal to RIDEM, who approved it, and has purchased and installed the equipment.

     Other. In March 2002, the Company and its HWG, LLC subsidiary entered into the Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The facility is comprised of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan bears interest at a fixed rate of 7%, matures April 1, 2005 and is fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bears interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matures April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility is 300,397 HRP limited partner units. The credit agreement contains various financial and non-financial covenants, including the maintenance of financial ratios, restrictions on new indebtedness and the payment of dividends. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and an additional $3,500,000 in 2003 and therefore has no additional borrowing capacity under the facility.

     In July 2003, the Company and HWG, LLC entered into the Amended and Restated Credit Agreement with First Bank and Trust, N.A. In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provides for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 Special Purpose Term Loan are restricted and must be used solely to exercise the option associated with the Separation Agreement discussed in Note 6 to the Company’s condensed consolidated financial statements. The Special Purpose Term Loan bears interest at a fixed rate of 6%, matures May 2005 and requires a monthly payment of $48,365. The Company did not draw the Special Purpose Term Loan until June 2004, when it exercised the option associated with the Separation Agreement.

     Proceeds of the new $5,000,000 Special Purpose Credit Facility, drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 11 to the Company’s condensed consolidated financial statements. The Special Purpose Credit Facility bears interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility does not require principal payments; however, interest is payable monthly.

     In August 2003, the Company paid $5,000,000 of the final judgment on remand in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 11 to the Company’s condensed consolidated financial statements with proceeds from the Special Purpose Credit Facility. In May 2004, the Company made an additional payment to HRP of $1,877,000, including interest, in full satisfaction of the obligation. Contemporaneously, the Company entered into a loan agreement with First Bank & Trust for a $1,850,000 term loan to fund the payment.

     In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulates that the $3,000,000 commitment is reduced by $50,000 per month beginning February 2004, and will expire on December 15, 2004 if unused. The revised Special Purpose Term Loan requires monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%. In June 2004, the Company borrowed $2,750,000 under this facility to exercise the option associated with the Separation Agreement.

     All loan facilities under the Amended and Restated Credit Agreement (principal amount of $14,372,000 at the repayment date) were repaid in July 2004 in connection with the sale of HRP.

     The Company was in compliance with the loan covenants for the Amended and Restated Credit Agreement at June 30, 2004, March 31, 2004 and December 31, 2003.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has committed to invest $1,318,000 in Hallwood Exploration, of which $659,000 was funded in the 2004 first quarter and the remainder is expected to be funded in September 2004.

     In accordance with the Separation Agreement, the Company had an obligation to pay a trust related to a former officer and director 20% of the net cash flow from the company’s real estate activities, up to $500,000 per year. These future cash payments were subject to termination or extinguishment in certain events. The Company had an option to extinguish the future cash payments to the trust at any time prior to its expiration on December 21, 2004, upon the payment of $3,000,000. The Amended and Restated Credit Agreement provided for a Special Purpose Term Loan to be used to exercise the option if the Company chooses to do so. In June 2004, the Company borrowed $2,750,000, pursuant to the terms of the Special Purpose Term Loan, and exercised the option. The exercise price of $3,000,000 was paid to the trust.

     The Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions and the resolution of pending legal matters. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facilities or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. With the sale of HRP in July 2004 and its continuing operations, the Company believes it can generate sufficient funds and/or borrow on its credit facilities to meet its liquidity needs. See Notes 4 and 5 to the Company’s condensed consolidated financial statements for a further discussion of the Company’s loan and debenture obligations.

Forward-Looking Statements

     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectation. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; a potential over supply of commercial office buildings and industrial parks in the markets served; fees for leasing, construction and acquisition of real estate properties; lease and rental rates and occupancy levels obtained; the ability to compete successfully with foreign textile production and the ability to generate new products; the volatility of natural gas prices; the ability to continually replace and expand natural gas reserves; and the imprecise process of estimating natural gas reserves and future cash flows. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company’s market risks during the quarter ended June 30, 2004.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed rate and variable rate debt to finance its operations. As of June 30, 2004, the Company’s total outstanding loans and debentures payable of $30,250,000 were comprised of $9,071,000 of fixed rate debt and $21,179,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $303,000, assuming that outstanding debt remained at current levels.

     The Company’s real estate division, through its investment in HRP, sometimes used derivative financial instruments to achieve a desired mix of fixed versus floating rate debt. As of June 30, 2004, HRP had an interest rate cap agreement for one of its mortgage loans, which will limit HRP’s exposure to changing interest rates to a maximum of 10%. Management does not consider the portion attributable to the Company to be significant.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 4. DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

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

     In August 2003, the Company’s independent auditors provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. Management has begun making improvements to this process. The Company received in the 2004 second quarter a further written communication from the independent auditors to management and the audit committee on the continued need to improve the Brookwood financial closing process.

     Internal Controls. Other than the suggested improvements noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 12 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

2	Changes in Securities

None

3	Defaults upon Senior Securities

None

4	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 12, 2004, stockholders voted on two proposals:

(a)	to elect one director to hold office for three years:

Nominee Director	Votes For	Withheld
J. Thomas Talbot	1,282,487	12,653

(b)	To amend the Second Restated Certificate of Incorporation:

For	Against	Abstain	No Vote
962,098	2,314	1,464	329,264

5	Other Information	None

6	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Dated May 14, 2004 - On May 11, 2004, the parties amended the merger and purchase agreements to correct inadvertent inconsistencies in the agreements and other technical changes related to the acquisition of Hallwood Realty Partners, L.P. by HRPT Properties Trust. On May 12, 2004, at the Company’s Annual Meeting, stockholders approved an amendment to the Second Restated Certificate of Incorporation to remove a restriction that limits the amount of stock that may be held by a stockholder, without the approval of the board of directors, to 4.75% of its outstanding common stock.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Dated May 19, 2004 - On May 12, 2004, A. Peter Landolfo was elected to the board of directors of The Hallwood Group Incorporated until the Annual Meeting of Stockholders to be held in 2007.

Dated May 19, 2004 - On May 17, 2004, The Hallwood Group Incorporated issued a press release regarding its results of operations for the first quarter ended March 31, 2004.

Dated July 22, 2004 - On July 16, 2004, HRP completed a merger with a wholly owned subsidiary of HRPT Properties Trust. The Hallwood Group Incorporated sold its interests in HRP for a total cash price of approximately $66,000,000, of which $18,500,000 was placed in escrow pending the resolution of certain outstanding claims.

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

THE HALLWOOD GROUP INCORPORATED
Dated: August 12, 2004	By:	/s/ Melvin J. Melle
Melvin J. Melle, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.