Form 10-Q
period 2004-09-30
HALLWOOD GROUP INC
filed 2004-11-12
CIK 355766

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

For the Period Ended September 30, 2004	Commission File Number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500 Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered
Common Stock ($0.10 par value)	American Stock Exchange

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

     1,326,343 shares of Common Stock, $.10 par value per share, were outstanding at October 29, 2004.

The Hallwood Group Incorporated

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

ASSETS

	September 30,	December 31,
	2004	2003
Textile Products
Inventories	$22,794	$21,221
Receivables	20,279	18,474
Property, plant and equipment, net	10,145	9,372
Prepaids, deposits and other assets	928	536

	54,146	49,603
Other
Restricted cash	18,500	—
Investments in energy affiliates	13,205	5,360
Cash and cash equivalents	12,863	2,885
Deferred tax asset	11,041	8,706
Marketable securities	5,205	—
Prepaids, deposits and other assets
Other	328	356
Related parties	319	131
Hotel assets held for use	172	234

	61,633	17,672
Discontinued Operations
Receivables and other assets
Other	16	36
Related parties	13	288
Investments in HRP	—	15,955

	29	16,279

Total	$115,808	$83,554

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
Textile Products
Accounts payable and accrued expenses	$16,534	$13,653
Loans payable	7,953	12,871

	24,487	26,524
Other
Interest, litigation and other accrued expenses
Related parties	1,908	1,827
Other	406	455
Hotel accounts payable and accrued expenses	1,577	1,280
Redeemable preferred stock	1,000	1,000
Loans and capital lease obligations payable	42	11,068
10% Collateralized Subordinated Debentures	—	6,569
Separation Agreement obligations	—	3,500
Deferred revenue — noncompetition agreement	—	1,007

	4,933	26,706
Discontinued Operations
Accounts payable and accrued expenses	369	495

Total liabilities	29,789	53,725
Stockholders’ Equity
Preferred stock, 250,000 shares issued and outstanding as Series B	—	—
Common stock, issued 2,396,103 shares; outstanding 1,326,343 shares	240	240
Additional paid-in capital	54,792	54,430
Retained earnings (deficit)	46,921	(9,042)
Accumulated other comprehensive income	—	135
Treasury stock, 1,069,760 shares; at cost	(15,934)	(15,934)

Total stockholders’ equity	86,019	29,829

Total	$115,808	$83,554

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2004	2003
Textile Products
Sales	$31,277	$26,174
Cost of sales	22,739	20,298
Administrative and selling expenses	4,249	3,510
Interest	101	164

	27,089	23,972

Income from textile products operations	4,188	2,202
Other
Equity income from investments in energy affiliates	541	92
Hotel revenue	489	354
Interest and other income	303	2
Amortization of deferred revenue — noncompetition agreement	—	605

	1,333	1,053
Administrative expenses	3,045	508
Hotel expenses	561	518

Interest expense	212	239

	3,818	1,265

Other loss, net	(2,485)	(212)

Income from continuing operations before income taxes	1,703	1,990
Income tax expense	(971)	(591)

Income from continuing operations	732	1,399
Discontinued Operations
Income from discontinued real estate operations, net of tax	27,885	3,421

Net Income	$28,617	$4,820

Income Per Common Share
Basic
Income from continuing operations	$0.55	$1.04
Income from discontinued operations	21.03	2.56

Net income	$21.58	$3.60

Assuming Dilution
Income from continuing operations	$0.49	$1.00
Income from discontinued operations	18.76	2.44

Net income	$19.25	$3.44

Weighted Average Shares Outstanding
Basic	1,326	1,340

Assuming dilution	1,487	1,401

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Textile Products
Sales	$98,072	$75,239
Cost of sales	72,803	59,381
Administrative and selling expenses	11,317	10,579
Interest	297	496

	84,417	70,456

Income from textile products operations	13,655	4,783
Other
Hotel revenue	1,231	1,058
Equity income from investments in energy affiliates	1,060	199
Amortization of deferred revenue — noncompetition agreement	1,007	1,813
Interest and other income	306	4

	3,604	3,074
Administrative expenses	4,345	1,457
Hotel expenses	1,600	1,437
Interest expense	796	662
Gain from extinguishment of Separation Agreement	(375)	—

	6,366	3,556

Other loss, net	(2,762)	(482)

Income from continuing operations before income taxes	10,893	4,301
Income tax benefit (expense)	5,518	(1,552)

Income from continuing operations	16,411	2,749
Discontinued Operations
Income from discontinued real estate operations, net of tax	39,552	4,255

Net Income	55,963	7,004
Cash dividend on preferred stock	—	(50)

Net Income Available to Common Stockholders	$55,963	$6,954

Income Per Common Share
Basic
Income from continuing operations	$12.37	$1.99
Income from discontinued operations	29.82	3.14

Net income available to common stockholders	$42.19	$5.13

Assuming Dilution
Income from continuing operations	$11.16	$1.95
Income from discontinued operations	26.90	3.07

Net income available to common stockholders	$38.06	$5.02

Weighted Average Shares Outstanding
Basic	1,326	1,354

Assuming dilution	1,471	1,386

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$28,617	$4,820	$55,963	$7,004
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income (loss) from equity investments Amortization of interest rate swap	—	(14)	(30)	(41)

Comprehensive Income	$28,617	$4,806	$55,933	$6,963

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional	Retained	Accumulated Other	Treasury Stock		Total
			Paid-In	Earnings	Comprehensive			Stockholders'
	Shares	Par Value	Capital	(Deficit)	Income	Shares	Cost	Equity
Balance, January 1, 2004	2,396	$240	$54,430	$(9,042)	$135	1,070	$(15,934)	$29,829
Net income				55,963				55,963
Pro rata share of partners’ capital transactions from equity investments:
Amortization of interest rate swap					(30)			(30)
Sale of real estate investments				362	(105)			257

Balance, September 30, 2004	2,396	$240	$54,792	$46,921	$—	1,070	$(15,934)	$86,019

THE HALLWOOD GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,963	$7,004
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(2,335)	(5,125)
Payment to exercise option of Separation Agreement	(3,000)	—
Depreciation and amortization	1,289	1,629
Equity income from investments in energy affiliates	(1,060)	(199)
Amortization of deferred revenue — noncompetition agreement	(1,007)	(1,813)
Gain from extinguishment of Separation Agreement	(375)	—
Unrealized income from investments in trading marketable securities	(190)	—
Amortization of deferred gain from debenture exchange	(101)	(42)
Decrease in restricted cash	—	982
Net change in other assets and liabilities	2,035	(947)
Net change in textile products assets and liabilities	(889)	(2,715)
Discontinued operations:
Gain from sale of investments in HRP, net	(46,018)	—
Equity loss from investments in HRP	2,769	232
Payment of litigation judgment to HRP	(1,877)	—
Increase in accrued litigation expense to HRP	49	1,636
Net change in hotel assets and liabilities	38	(400)

Net cash provided by operating activities	5,291	242
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in marketable securities	(5,015)	—
Investment in energy affiliates	(4,785)	(1,051)
Loan to energy affiliate	(2,000)	—
Investments in textile products property and equipment	(1,969)	(1,067)
Investments in hotel held for use	(64)	—
Discontinued operations:
Proceeds from sale of investments in HRP, net	59,432	—
Increase in restricted cash	(18,500)	—
Investment in HRP limited partnership units	—	(2,988)

Net cash provided by (used in) investing activities	27,099	(5,106)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings and loans payable	4,600	7,772
Repayment of bank borrowings and loans payable	(20,544)	(1,807)
Redemption of 10% Debentures	(6,468)	—
Purchase of common stock for treasury	—	(604)
Payment of deferred loan costs	—	(89)
Payment of cash dividend on preferred stock	—	(50)

Net cash provided by (used in) financing activities	(22,412)	5,222

INCREASE IN CASH AND CASH EQUIVALENTS	9,978	358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,885	1,377

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,863	$1,735

THE HALLWOOD GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements, Accounting Policies and New Accounting Pronouncements

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

     Continuing Operations. The Company’s principal continuing business operation is textile products. The Company is also a minority investor in several energy affiliates, which in the aggregate are not considered a material business segment.

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

     In 2002, the Company invested $3,500,000 in a private energy company, Hallwood Energy Corporation (“HEC”). The Company made additional investments of $1,997,000 in 2003 and $566,000 in 2004. HEC has drilled 46 wells in the Barnett Shale formation of Johnson County, Texas. The Company owns approximately 28% (22% after consideration of stock options) of HEC and accounts for the investment using the equity method of accounting. HEC is the parent company of two wholly owned subsidiaries, Hallwood SWD, Inc. and Hallwood Gathering, Inc. Certain of the Company’s officers and directors are investors and hold stock options in HEC. See Note 3.

     In 2003, the Company committed to invest $1,318,000 in Hallwood Exploration, L.P. (“Hallwood Exploration”), a private energy partnership, of which $659,000 was funded in January 2004 and the remainder in September 2004. The Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors and hold a profit interest in Hallwood Exploration. See Note 3.

     In June 2004, the Company invested $453,000 in Hallwood Energy III, L.P. (“HEC III”), a recently formed, private energy partnership. The Company owns approximately 28% (22% after consideration of profit interests) of HEC III and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors and hold a profit interest in HEC III. See Note 3.

     In August 2004, Hallwood Petroleum, LLC (“HPL”) was formed as an operating and management company for the benefit of all energy related Hallwood entities. The Company is the sole member of HPL. Operations in HPL commenced in October 2004.

     In September 2004, the Company invested $2,430,000 in Hallwood Energy II, L.P. (“HEC II”), a newly formed, private energy partnership. The Company owns approximately 24% (19% after consideration of profit interests) of HEC II and accounts for the investment using the equity method of accounting. Certain of the Company’s officers and directors are investors and hold a profit interest in HEC II. See Note 3.

     Discontinued Operations. The Company’s former real estate activities were conducted primarily through its wholly owned subsidiaries. One of the subsidiaries served as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly traded master limited partnership. Revenues were generated through the receipt of management fees, leasing

THE HALLWOOD GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings (loss) of HRP using the equity method of accounting.

     In April 2004, HRP announced that it and certain of its affiliates had entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with HRPT Properties Trust (“HRPT”), pursuant to which HRP would merge with a subsidiary of HRPT. As a result of the merger and sale, HRP would become a wholly-owned subsidiary of HRPT and would no longer be a publicly traded limited partnership. The general partner interest in HRP would also be sold to a HRPT subsidiary in a separate transaction. The merger and sale were completed on July 16, 2004. As a result of the merger and sale, the Company no longer holds any interest in HRP. The Company received approximately $66,060,000 for its interests in HRP. See Note 2.

     Accounting for Marketable Securities. The Company invested in certain marketable securities in the 2004 third quarter, which are classified as trading securities. Accordingly, the securities are reported at fair market value and unrealized gains and losses are included in income on a current basis.

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 - “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for companies that have interests in entities that are Variable Interest Entities (“VIE”) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE’s expected losses or receives a majority of the VIE’s expected gains it must consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 15, 2003. The Company has four entities which are currently accounted for utilizing the equity method of accounting, HEC, Hallwood Exploration, HEC II and HEC III. The Company has determined these entities are not required to be consolidated.

     Reclassifications. In connection with the treatment of the real estate operations as a discontinued operation, certain reclassifications have been made to prior year amounts to conform to the classifications in the current year.

Note 2 — Discontinued Real Estate Operations (in thousands)

			Amount at
	As of September 30, 2004		which carried at		Income (loss) for the nine months ended
	Number of	Cost or ascribed	September 30,	December 31	September 30,
Description of Investment	units	value	2004	2003	2004	2003
Hallwood Realty Partners, L.P.
- General partner interest	—	—	—	$876	$(111)	$(6)
- Limited partner interest	—	—	—	15,079	(2,658)	(226)

Totals	—	—	—	15,955	$(2,769)	$(232)

     Prior to its sale in July 2004, Hallwood Realty, LLC (“Hallwood Realty”) and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest, respectively, in its HRP affiliate. The Company accounted for its investment in HRP using the equity method of accounting. In addition to recording its share of HRP’s net income (loss), the Company also recorded non-cash adjustments for the elimination of intercompany profits with a corresponding adjustment to equity income, its pro rata share of HRP’s partner capital transactions with corresponding adjustments to additional paid-in capital and its pro rata share of HRP’s comprehensive income (loss). The cumulative amount of such non-cash adjustments, from the original date of investment through the disposition date, resulted in a $1,849,000 decrease in the carrying value of the HRP investment.

     The carrying value of the Company’s investment in the general partner interest of HRP included the value of intangible rights to provide asset management and property management services. The Company amortized that portion of the general partner interest ascribed to the management rights. The value of the intangible rights became fully amortized in October 2003. For the three and nine months ended September 30, 2003, such amortization was $168,000 and $504,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

     Agreement and Plan of Merger with HRPT Properties Trust. On July 15, 2004, the merger with a subsidiary of HRPT was approved by the HRP unitholders at the special meeting of unitholders with holders of 53.74% of the outstanding units voting to approve the merger, and on July 16, 2004, HRP announced the completion of the merger. The total cash price HRPT paid under the merger agreement and the purchase agreement was approximately $247,000,000. In addition, HRPT assumed or prepaid all of HRP’s outstanding debt. In its announcement, HRP indicated that unitholders received an amount in cash equal to $136.70 per unit of limited partnership. Of this amount $0.31 per unit was withheld subject to the award of attorneys’ fees to the class counsel in the I.G. Holdings Inc. et al v. Hallwood Realty, LLC et al. litigation discussed below.

     Proceeds of Sale. The Company had also entered into a purchase agreement, pursuant to which HRPT would purchase the general partner interest in HRP, the 330,432 limited partnership units indirectly owned by the Company, and the interests in each of the other entities through which the Company held interests in HRP, for an aggregate purchase price which was estimated to be approximately $67,000,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, the Company and HRP had agreed that the contracts for the management of HRP’s properties by the Company’s affiliates would be terminated at the time of the merger. In the purchase agreement, the Company also agreed to vote all of the units it owned in favor of the merger.

     On July 16, 2004, the Company received proceeds of approximately $66,060,000, of which $18,500,000 was placed into an escrow account described below. Proceeds were also reduced by approximately $102,000 for the Company’s share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. The Company used approximately $14,400,000 of the proceeds to repay principal, accrued interest and fees associated with the Amended and Restated Credit Agreement. See Note 4.

     The Company had pledged 300,397 HRP limited partner units to collateralize the Amended and Restated Credit Agreement, which was repaid on the closing date of the merger, and 30,035 units to secure all of the capital leases, which were repaid in June 2004.

     Escrow Agreement. In accordance with the purchase agreement, the Company has deposited $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc.; and (iv) any actions incident to any of the above. The escrow deposit is to be held until the earlier to occur of twelve months from the closing of the transactions or the final determination of any claims for indemnity by HRPT.

     I.G. Holdings Litigation. On October 25, 2004, the Delaware Court of Chancery held a hearing on the proposed settlement of the I.G. Holdings litigation and determined that the settlement of this class action was fair, reasonable, adequate and in the best interests of the class and approved it. There was one objection to the settlement but the Court rejected it. The Court also ruled that counsel for the class was entitled to a fee award in an amount of $2,000,000 (which defendants’ insurer had committed to pay), plus recovery of approximately $181,000 in expenses, which would be paid from a $500,000 escrow fund established in connection with the effectuation of the merger pursuant to a court order dated July 15, 2004. The escrow fund reflected the withholding of approximately $0.31 per unit of merger consideration payable to HRP unitholders. The Court of Chancery also determined that a portion of $500,000 should be returned to High River, based on its pro rata ownership of HRP units, and that the balance of the fund would be returned to HRP’s other unitholders based on their pro rata ownership of HRP units. Taking into account the $181,000 payable to class counsel based on their expenses and the approximately $74,000 that was required to be returned to High River, a balance of $245,000 plus interest remained to be distributed to HRP unitholders other than High River. This amount will be reduced by the administrative costs and expenses associated with returning this money to the HRP unitholders (which include the Company). The Company is entitled to approximately $59,000 of this amount (less its pro rata share of the associated expenses). On October 29, 2004, the Delaware Court of Chancery entered an Order and Final Judgment reflecting (among other things) these determinations and its approval of the settlement, as well as its approval of the form and manner of notice of the settlement, certification of the class, release of all defendants and their affiliates and dismissal of the I.G. Holdings litigation with prejudice and on the merits. The Order and Final Judgement is subject to appeal for a 30 day period following its entry.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

     The Company’s real estate business segment has been reclassified to discontinued operations as a result of the sale of its investments in HRP and the termination of the associated management contracts.

     A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and Expenses
Revenues
Fees
Related parties	$401	$1,137	$2,814	$3,425
Other	188	38	254	148
Equity income (loss) from investments in HRP	(2,947)	115	(2,769)	(232)

	(2,358)	1,290	299	3,341
Expenses
Administrative expenses	343	300	879	839
Litigation costs	—	45	50	3,647
Amortization	—	168	—	504

	343	513	929	4,990

Income (loss) from operations	(2,701)	777	(630)	(1,649)
Gain from sale
Gain from sale of investments in HRP	52,647	—	52,647	—
Transaction costs and incentive compensation	(6,629)	—	(6,629)	—

	46,018	—	46,018	—

Income (loss) before income taxes	43,317	777	45,388	(1,649)

Income Taxes
Deferred federal income tax (expense) benefit	(14,785)	2,665	(5,143)	5,997
Current federal and state income tax (expense)	(647)	(21)	(693)	(93)

	(15,432)	2,644	(5,836)	5,904

Income from discontinued real estate operations	$27,885	$3,421	$39,552	$4,255

     Gain from Sale of Investments in HRP. The gain from sale of investments in HRP of $52,647,000 resulted from the net proceeds of approximately $66,060,000 received in the merger less the carrying value of the investments in the general partnership and limited partnership interests of approximately $13,413,000. The transaction costs and incentive compensation includes legal costs associated with the completion of the transaction and awards of incentive compensation to certain executives.

     Incentive Compensation. A special committee, consisting of independent members of the board of directors of the Company, authorized additional incentive compensation payments of $1,908,000 to Mr. Anthony J. Gumbiner, the Company’s Chairman and Chief Executive Officer; $1,622,000 to Mr. William L. Guzzetti, the Company’s Executive Vice President and $3,000,000 to Hallwood Investments Limited, a company associated with Mr. Gumbiner. These payments were accrued in the 2004 third quarter, of which $4,622,000 was paid in September and $1,908,000 in October 2004.

     Gotham Partners Litigation. As discussed in Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2003, the Delaware Court of Chancery rendered its decision after remand regarding the Gotham Partners v. Hallwood Realty, L.P. et al litigation in July 2003. The court determined that the defendants, including the Company, should pay to HRP a judgment of $2,988,000, plus pre-judgment interest of $3,762,000 from August 1995. The judgment amount, which represented the court’s determination of an underpayment by the Company for

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

certain limited partnership units purchased by the Company in 1995 from HRP, was in addition to a judgment amount of $3,417,000 in the Court’s original ruling, and was considered additional purchase price and added to the Company’s investment in the HRP limited partnership units. The interest component of the judgment was recorded as litigation expense, net of the Company’s pro rata share of that amount, which was recorded as income by HRP. The Company also recorded its pro rata share of attorney’s fees paid by HRP to plaintiff’s attorneys, in accordance with the court’s final order and judgment, recorded as an expense by HRP. The Company made a $5,000,000 payment against this obligation in August 2003. In May 2004, the Company made an additional payment of $1,877,000, including interest, in full satisfaction of the obligation. Contemporaneously, the Company entered into a loan agreement with First Bank & Trust for a $1,850,000 term loan to fund the payment. See Note 4.

Note 3 — Investments in Energy Affiliates (dollar amounts in thousands)

     The Company is an investor in several energy affiliates. Provided below is information on these entities.

Hallwood Energy Corporation

	As of September 30, 2004		Amount at		Income for the
			which carried at		nine months ended
		Cost or			September 30,
	Number of	ascribed	September 30,	December 31,
Description of Investment	shares held	value	2004	2003	2004	2003
Hallwood Energy Corporation
- Common stock	2,971	$4,831	$5,647	$5,360	$948	$199
- Loan	—	2,000	2,000	—	5	—

		$6,831	$7,647	$5,360	$953	$199

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

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. As of November 1, 2004, HEC has drilled or is in the process of drilling 46 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. At November 1, 2004, 41 wells are producing, one well has been plugged and abandoned, one well is being drilled and two wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC, through its subsidiary Hallwood SWD, Inc. has drilled two and completed one commercial salt water disposal well and completed a disposal facility, which went into operation in April 2004. It serves HEC’s disposal needs, as well as accommodate disposed water from third parties.

     Aggregate natural gas production, as of October 27, 2004, including royalty owner share and partner working interest participation, was approximately 24 million cubic feet per day (approximately 16 million cubic feet per day net to HEC). HEC, through its subsidiary, Hallwood Gathering, Inc., now operates two compression and dehydration facilities (Cleburne and Godley) on the TXU Energy transmission line.

     HEC repaid its $30,000,000 loan facility during the 2004 third quarter and has entered into a $36,000,000 loan facility with a maturity date in December 2004. As of November 1, 2004, HEC had fully drawn the facility. HEC intends to renew the loan facility at maturity if a potential sale of HEC (discussed below) is not completed prior to the maturity date.

     On June 11, 2004, HEC sold to HEC III approximately 15,000 net acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the sale was to a related entity, for accounting purposes the assets were treated as being transferred to HEC III at net carrying value and no gain or loss was reported from the transaction. HEC III limited partnership units are owned in identical proportion to the common share ownership of HEC.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

     After the sale to HEC III, HEC holds oil and gas leases covering approximately 18,000 gross and 16,000 net acres in Johnson County, Texas.

     Certain of the Company’s officers and directors are investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, have stock options in HEC.

     Loan Participation Agreement. In September 2004, the Company entered into a $6,000,000 pari passu Loan Participation Agreement in connection with HEC’s $36,000,000 loan facility. The Company advanced $2,000,000 to HEC under the Loan Participation Agreement in September 2004 and the remainder of $4,000,000 in October 2004 to fully fund its obligation.

     Sale of HEC. The board of directors of HEC has engaged an advisor to explore a potential sale of HEC. As of November 1, 2004, the advisor has closed its data room for viewing of HEC information and bids have been submitted to HEC, which is continuing discussions with a bidder concerning a definitive agreement.

Hallwood Energy III, L.P.

	As of September 30, 2004		Amount at which carried at		Income (loss) for the nine months ended
		Cost or			September 30
	Number of	ascribed	September 30,	December 31,
Description of Investment	units held	value	2004	2003	2004	2003

Hallwood Energy III, L.P.
- Limited partner interest	N/A	$1,685	$1,818	$—	$133	$—

     The Company owns approximately 28% (22% after consideration of profit interests) of HEC III. It accounts for this investment using the equity method of accounting and records its pro rata share of HEC III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In June 2004, the Company invested $453,000 in HEC III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas.

     On June 11, 2004, HEC III acquired from HEC approximately 15,000 acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, for accounting purposes the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000.

     During July 2004, HEC III entered into an agreement with an unrelated third party, which owned approximately 12,000 net acres contiguous to that of HEC III, wherein it assigned a 45% interest in its lease holdings to the unrelated third party, which in turn assigned a 55% interest in its lease holdings to HEC III. Under the joint operating agreement between the two entities, HEC III has been designated as operator for all future development.

     As of November 1, 2004, HEC III has drilled, acquired or is in the process of drilling 13 wells in the Barnett Shale formation in Johnson County, Texas. HEC III commenced commercial production and sales of natural gas in June 2004. Currently, eight wells are producing, one well is being drilled and four wells are in various stages of completion and /or connection to the gathering system.

     HEC III holds oil and gas leases covering approximately 27,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County Texas as of November 1, 2004.

     Certain of the Company’s officers and directors are investors in HEC III. In addition, individual members of management of HEC III, including one director and officer and one officer of the Company, hold a profit interest in HEC III.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Hallwood Energy II, L.P.

	As of September 30, 2004		Amount at		Income for the
			which carried at		nine months ended
		Cost or			September 30,
	Number of	ascribed	September 30,	December 31,
Description of Investment	shares held	value	2004	2003	2004	2003
Hallwood Energy II, L.P.
- Limited partner interest	N/A	$2,430	$2,430	$—	$—	$—

     At September 30, 2004, the Company owns approximately 24% (19% after consideration of profit interests) of HEC II. It accounts for this investment using the equity method of accounting and records its pro rata share of HEC II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     The Company invested $2,430,000 in HEC II in September 2004. HEC II was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HEC III.

     Certain of the Company’s officers and directors are investors in HEC II. In addition, individual members of management of HEC II, including one director and officer and one officer of the Company, hold a profit interest in HEC II.

Hallwood Exploration, L.P.

	As of September 30, 2004		Amount at		Income for the
			which carried at		nine months ended
		Cost or			September 30,
	Number of	ascribed	September 30,	December 31,
Description of Investment	shares held	value	2004	2003	2004	2003
Hallwood Exploration, L.P.
- Limited partner interest	659	$1,318	$1,292	$—	$(26)	$—

     At September 30, 2004, the Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration, L.P. (“Hallwood Exploration”) It accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Exploration’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     The Company invested $1,318,000 in Hallwood Exploration, of which $659,000 was funded in January 2004 and the remainder in September 2004.

     Hallwood Exploration was formed in 2004 to acquire oil and gas properties in Louisiana. Hallwood Exploration has acquired seismic lease options over approximately 28,000 acres, and will conduct a 3-D seismic survey over the optioned land in late 2004 and early 2005 to determine if further oil and gas exploratory activity is warranted.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration, including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

Hallwood Petroleum, LLC

     In August 2004, Hallwood Petroleum, LLC (“HPL”) was created to serve as an operating and management company for the benefit of all of Hallwood’s energy related entities. The Company is the sole member of HPL. Operations in HPL commenced in October 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Other Entities

     The Company has invested a nominal amount of funds in various other affiliated entities, which principally serve as the general partners for the various limited partnerships.

Note 4 — Loans and Capital Lease Obligations Payable

     Loans and capital lease obligations payable at the balance sheet dates are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Textile Products
Bank Debt
Revolving credit facility, prime + .25% or Libor + 1.75% - 3.00%, due January 2007	$6,681	$10,000
Acquisition credit facility, prime + 1.00% or Libor + 3.25%	—	1,000
Equipment term loans, 2.84% - 5.60% interest, due at various dates from October 2005 through February 2009	1,230	1,483

Sub total	7,911	12,483
Subordinated promissory note, prime rate	42	135
Subordinated secured promissory note, non-interest bearing, due February 2005	—	253

	$7,953	$12,871

Other
Bank Debt
Special Purpose Credit Facility, prime + 0.50%	$—	$5,000
Revolving credit facility, prime + 0.50%	—	4,000
Term loan, 7% fixed	—	1,338

Sub total	—	10,338
Promissory note, non-interest bearing, due December 2004	42	167
Capital lease obligations, 12.18% fixed	—	563

	$42	$11,068

     Further information is provided below:

Textile Products

     Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association (“the Key Working Capital Revolving Credit Facility “). Availability for direct borrowings and letter of credit obligations under the Key Working Capital Revolving Credit Facility were limited to the lesser of the facility amount or the borrowing base, as defined in the agreement. Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

     The Key Working Capital Revolving Credit Facility had a maturity date of January 2, 2004, bore interest at Brookwood’s option of prime plus 0.25% or Libor plus 1.75% — 3.00% (variable depending on compliance ratios), contained various covenants, including maintenance of certain financial ratios and restrictions on dividends and repayment of debt or cash transfers to the Company.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

     This facility was renewed in January 2004 and increased to $22,000,000 with a maturity date of January 2007. The interest rate was 5.00% at September 30, 2004. The outstanding balance was $6,681,000 at September 30, 2004 and Brookwood had approximately $13,421,000 of borrowing base availability.

     Acquisition Credit Facility. The Key Working Capital Revolving Credit Facility provided for a $2,000,000 acquisition revolving credit line. This facility bore interest at Brookwood’s option of prime plus 1.00% or Libor plus 3.25%. Brookwood had borrowed $1,000,000 under this facility. This facility was canceled and rolled into the working capital revolving credit facility in connection with the renewal of the Key Working Capital Revolving Credit Facility in January 2004.

     Equipment Revolving Credit Facility and Term Loans. The Key Working Capital Revolving Credit Facility provided for a $2,000,000 equipment revolving credit line. The facility bore interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. This term loan was repaid in the 2004 third quarter. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. In April 2003 and September 2003, Brookwood borrowed $142,000 and $330,000 under this facility and converted those amounts into term loans, at fixed rates of 4.57% and 5.60% with maturities in April 2008 and September 2008, respectively. This facility was increased to $3,000,000 in connection with the renewal of the Key Working Capital Revolving Credit Facility in January 2004. In March 2004, Brookwood borrowed $386,000 under this facility, which was converted into a term loan at a fixed rate of 2.84%, with a maturity in February 2009.

     The outstanding balance at September 30, 2004 was $1,230,000. Brookwood had $1,770,000 availability under this facility.

     Loan Covenants. As of the end of all interim periods in 2004 and as of December 31, 2003, Brookwood was in compliance with its loan covenants. The renewed Key Working Capital Revolving Credit Facility includes a total debt to tangible net worth ratio covenant and an EBITDA to total fixed charges covenant. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.

     Subordinated Promissory Note. As part of the purchase price related to the acquisition of an entity in 2000, Brookwood gave the seller a $375,000 subordinated promissory note dated March 2002. The interest free note is being fully amortized over 36 months and has a maturity date of February 2005. The outstanding balance at September 30, 2004 was $42,000.

     Subordinated Secured Promissory Note. Brookwood was a 50% partner in STA with an unrelated third party until September 2002. In September 2002, STA purchased the shares owned by the unrelated third party partner, making STA a wholly owned Brookwood subsidiary, and gave the seller a promissory note in the amount of $596,000. The note bore interest at the prime rate, required a quarterly payment of approximately $85,000 and was repaid in July 2004.

Other

     Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust, N.A. The facility consisted of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the “Term Loan and Revolving Credit Facility”). The term loan bore interest at a fixed rate of 7%, matured April 2005 and was fully amortizing, requiring a monthly payment of $92,631. The revolving credit facility bore an interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%. The Company borrowed $500,000 in 2002 and $3,500,000 in 2003 under the facility, principally in connection with investments in HEC. This facility was repaid in July 2004.

     Amended and Restated Credit Agreement. In July 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the “Amended and Restated Credit Agreement”). In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provided for an additional $3,000,000 term loan and an additional $5,000,000 credit facility.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

     First Amendment to Amended and Restated Credit Agreement. In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised. The amendment stipulated that the $3,000,000 commitment would be reduced by $50,000 per month beginning February 2004, and would expire on December 15, 2004 if unused. The revised Special Purpose Term Loan required monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50% or Libor plus 3.25%, but could not be less than 4.25%. Proceeds from the $3,000,000 term loan (the “Special Purpose Term Loan”) were restricted and were to be used solely to exercise the option associated with the Separation Agreement discussed in Note 6. In June 2004, the Company borrowed $2,750,000 under this loan facility to exercise the option associated with the Separation Agreement. The original terms of the Special Purpose Term Loan provided for interest at a fixed rate of 6%, maturity date of May 2005 and a monthly payment of $48,365.

     Proceeds from the new $5,000,000 credit facility (the “Special Purpose Credit Facility”), drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in August 2003 in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 11. The Special Purpose Credit Facility bore interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but could not be less than 4.25%, and matured May 2005. The Special Purpose Credit Facility did not require principal payments; however, interest was payable monthly. This facility was repaid in July 2004.

     In April 2004, the Company and First Bank & Trust N.A. entered into a commitment agreement. The agreement provides for an additional $1,850,000 term loan, which was to be used solely to pay the remaining amount due to HRP under the litigation judgment in the Gotham Partners matter. The term loan bore interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but could not be less than 4.25% and matured May 2005. The facility was interest only for 120 days; thereafter, monthly principal payments of approximately $31,000 plus interest were required with the balance at maturity. In May 2004, the Company borrowed $1,850,000 under this loan facility to fully satisfy the litigation judgment. This facility was repaid in July 2004.

     Repayment in July 2004. The First Amendment to Amended and Restated Credit Agreement required certain mandatory repayments upon the occurrence of various events, including new debt offerings and the disposition of certain of the Company’s major investments. The Company’s 300,397 HRP limited partner units served as collateral to secure the various facilities. All loan facilities were repaid in July 2004 (principal amount of $14,372,000 at the repayment date) in connection with the sale of HRP. See Note 2.

     Loan Covenants. During all interim periods in 2004 and as of December 31, 2003, the Company was in compliance with all of its loan covenants under the First Amendment to Amended and Restated Credit Agreement.

     Promissory Note. In connection with the settlement of a lawsuit regarding the Company’s former Embassy Suites hotel in Oklahoma City, Oklahoma, the Company issued a non-interest bearing promissory note in June 2003, in the amount of $250,000, payable in equal monthly installments over 18 months. The outstanding balance at September 30, 2004 was $42,000.

     Capital Lease Obligations. During 1999, the Company’s Brock Suite Hotels subsidiaries entered into three separate five-year capital lease agreements for furniture, fixtures and building improvements at a cost of $2,085,000 for three GuestHouse Suites Plus properties. The Company had pledged 30,035 HRP limited partner units as additional collateral to secure the leases. The lease terms commenced January 2000 and were scheduled to expire in December 2004. The combined monthly lease payment was $46,570 and the effective interest rate was 12.18%. In June 2004, the Company repaid the capital leases.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Note 5 — 10% Collateralized Subordinated Debentures

     Description. The Company had an issue of 10% Collateralized Subordinated Debentures ( the “10% Debentures”) outstanding due July 31, 2005. The 10% Debentures were listed on The New York Stock Exchange. For financial reporting purposes a pro rata portion of an unamortized gain in the original amount of $353,000 was allocated to the 10% Debentures from a previous debenture issue, and was amortized over its term. As a result, the effective interest rate was 8.9%. Prior to redemption, the 10% Debentures were secured by a junior lien on the capital stock of Brookwood.

     Redemption. In August 2004, the Company called the 10% Debentures for redemption and in September 2004, the Company completed the redemption. Debenture holders were paid 100% of the principal amount plus interest through the redemption date of September 30, 2004.

     Balance sheet amounts are presented below (in thousands):

	September 30,	December 31,
Description	2004	2003
10% Debentures (face amount)	$—	$6,468
Unamortized gain, net of accumulated amortization	—	101

Totals	$—	$6,569

Note 6 — Separation Agreement

     In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in the former Hallwood Energy Corporation (“Former Hallwood Energy”), all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter, or $125,000. These future cash payments were subject to termination in certain circumstances. The Company had an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000. In June 2004, the Company exercised the option. The Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the obligation over the $3,000,000 exercise price.

Note 7 — Deferred Revenue — Noncompetition Agreement

     In March 2001, the Company agreed to sell its investment in its former subsidiary, Hallwood Energy Corporation (“Former Hallwood Energy”), which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Former Hallwood Energy in May 2001 and received an additional amount of $7,250,000, pursuant to the terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

     Under the noncompetition agreement, the Company agreed to refrain from taking certain actions (described below) without the prior written consent of Pure and Former Hallwood Energy. These covenants were made by the Company in consideration of the transactions contemplated by the merger agreement with Pure and the payment by Pure to the Company. For a period of three years after the effective date of the merger agreement with Pure, the Company could not, directly or indirectly, engage in certain oil and gas activities in certain geographic areas without the prior consent of Pure. The Company also agreed to keep Former Hallwood Energy’s confidential and proprietary information strictly confidential.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

     The Company began amortizing the deferred revenue from the noncompetition agreement, in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $1,007,000 and $1,208,000, in each of the six-month periods ended June 30, 2004 and 2003, respectively. The deferred revenue was fully amortized in May 2004.

Note 8 — Income Taxes

     Following is a schedule of the income tax (expense) benefit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Continuing Operations
Federal Deferred	$(413)	$(291)	$7,478	$(872)
Current	(25)	(5)	(230)	(15)

Sub-total	(438)	(296)	7,248	(887)
State	(533)	(295)	(1,730)	(665)

Total	$(971)	$(591)	$5,518	$(1,552)

Discontinued Operations
Federal Deferred	$(14,785)	$2,665	$(5,143)	$5,997
Current	(275)	(15)	(275)	(59)

Sub-total	(15,060)	2,650	(5,418)	5,938
State	(372)	(6)	(418)	(34)

Total	$(15,432)	$2,644	$(5,836)	$5,904

     The deferred tax asset was $11,041,000 at September 30, 2004. The deferred tax asset arises principally from the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers and tax credits through a projected gain from the sale of certain energy investments and projected income from operations.

     As a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, and an increase in projected income from operations due to improved results at Brookwood and the Company’s energy investments, management determined that its valuation allowance should be eliminated to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. Deferred tax expense in 2004 was reduced by the elimination of the valuation allowance, which was $19,167,000 at December 31, 2003. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations.

     State tax expense is an estimate based upon taxable income allocated to those states in which the Company does business, at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Note 9 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	September 30,
Description	2004	2003
Proportionate share of partner capital transactions of equity investments:
Sale of real estate investments	$257	$—
Amortization of interest rate swap	(30)	(41)
Exercise of stock options	—	(23)
Issuance of promissory note in litigation settlement	—	250

Supplemental disclosures of cash payments:

	Nine Months Ended
	September 30,
Description	2004	2003
Interest paid	$1,196	$1,207
Income taxes paid	2,744	813

Note 10 — Computation of Income Per Share

     The following table reconciles the Company’s income available to common stockholders and the weighted average of common shares outstanding used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2004	2003	2004	2003
Income Available to Common Stockholders
Basic and assuming dilution	$28,617	$4,820	$55,963	$6,954

Weighted Average Shares Outstanding
Basic	1,326	1,340	1,326	1,354
Potential shares from assumed exercise of stock options	204	204	204	125
Potential repurchase of shares from stock option proceeds	(43)	(143)	(59)	(93)

Assuming dilution	1,487	1,401	1,471	1,386

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Note 11 — Litigation, Contingencies and Commitments

     Reference is made to Note 18 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2003.

     Litigation. In June 1997, an action was filed against the Company, HRP, the general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Delaware Court of Chancery, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement and fraud in connection with certain transactions involving HRP’s limited partnership units in the mid 1990’s. The trial court determined that the Company was required to pay $2,988,000 plus pre-judgment interest of approximately $3,762,000. In December 2003, the Delaware Supreme Court affirmed the Court of Chancery’s final order and judgement on remand, effectively ending the matter.

     As discussed in Note 4, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provided for an additional $1,850,000 term loan, which was required to be used to pay the remaining amount due to HRP. Funding of the commitment and payment of the amount due HRP occurred in the second quarter of 2004.

     In April 2003, an action was filed against HRP’s general partner, Hallwood Realty, LLC (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276) relating to a tender offer by High River for units of HRP. In addition, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283) also relating to the High River tender offer.

     On June 30, 2004, the parties to the I. G. Holdings, Inc., et al. v. Hallwood Realty, LLC, et al., action entered into a Memorandum of Understanding providing for the settlement of that putative class action. As contemplated by the Memorandum of Understanding, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release on July 29, 2004. Pursuant to the Stipulation of Settlement, the parties agreed that the action would be certified, for purposes of settlement only, as a class action consisting of all record and beneficial owners of partnership interests in HRP (other than defendants and their affiliates and associates) on July 16, 2004, the effective date of the merger, that the action would be dismissed with prejudice, and that plaintiffs could make an application for attorneys’ fees and expenses in an amount not to exceed $2,500,000. Defendants agreed not to oppose the fee application. With respect to any fees and expenses awarded by the Court of Chancery, the first $2,000,000 of such amount would be paid by defendants’ insurer and the balance of the amount awarded by the court, if any, would be paid from a $500,000 fund escrowed from the merger consideration pursuant to a court order dated July 15, 2004. On October 25, 2004, the Delaware Court of Chancery held a hearing on the proposed settlement of the class action and determined that the settlement was fair, reasonable, adequate and in the best interests of the class and approved it. There was one objection to the settlement but the Court rejected it. The Court also ruled that counsel for the class was entitled to a fee award in an amount of $2,000,000 (which defendants’ insurer had committed to pay), plus recovery of approximately $181,000 in expenses. The Court of Chancery also determined that a portion of the $500,000 in escrowed funds should be returned to High River, based on its pro rata ownership of HRP units, and that the balance of the fund would be returned to HRP’s other unitholders (including the Company) based on their pro rata ownership of HRP units. Taking into account the $181,000 payable to class counsel based on their expenses and the approximately $74,000 that was required to be returned to High River, a balance of approximately $245,000 plus interest remained to be distributed to HRP unitholders other than High River. This amount will be reduced by the administrative costs and expenses associated with returning this money to the HRP unitholders. On October 29, 2004, the Delaware Court of Chancery entered an Order and Final Judgment reflecting (among other things) these determinations and its approval of the settlement as well as its approval of the form and manner of notice of the settlement, certification of the class, release of all defendants and their affiliates and dismissal of the class action litigation with prejudice and on the merits. The Order and Final Judgement is subject to appeal for a thirty day period following its entry.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

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

     Contingencies. In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, Inc., a subsidiary of Brookwood, the Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submitted to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost of not less than $400,000. Brookwood submitted a proposal to RIDEM, which approved it, and has purchased and installed the equipment.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003
(unaudited)

Note 12 — Segment and Related Information

     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2004 and 2003, respectively (in thousands):

	Textile		Discontinued	Consol
	Products	Other	Operations	-idated
Three months ended September 30, 2004
Total revenue from external sources	$31,277	$1,333		$32,610

Operating income	$4,188			$4,188

Unallocable loss, net		$(2,485)		(2,485)

Income from continuing operations before income taxes				$1,703

Income from discontinued real estate operations			$27,885	$27,885

Three months ended September 30, 2003
Total revenue from external sources	$26,174	$1,053		$27,227

Operating income	$2,202			$2,202

Unallocable loss, net		$(212)		(212)

Income from continuing operations before income taxes				$1,990

Income from discontinued real estate operations			$3,421	$3,421

Nine months ended September 30, 2004
Total revenue from external sources	$98,072	$3,604		$101,676

Operating income	$13,655			$13,655

Unallocable loss, net		$(2,762)		(2,762)

Income from continuing operations before income taxes				$10,893

Income from discontinued real estate operations			$39,552	$39,552

Nine months ended September 30, 2003
Total revenue from external sources	$75,239	$3,074		$78,313

Operating income	$4,783			$4,783

Unallocable loss, net		$(482)		(482)

Income from continuing operations before income taxes				$4,301

Income from discontinued real estate operations			$4,255	$4,255

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

     Energy. Since January 2002, the Company has invested approximately $10,000,000 in various private energy companies. In addition, in September 2004, the Company agreed to loan up to $6,000,000 to HEC, of which $2,000,000 was funded in September 2004 and the remainder in October 2004. The Company owns between 20% and 28% of the entities and accounts for the investments using the equity method of accounting. The private energy companies are principally involved in (i) drilling of wells in the Barnett Shale formation of Johnson County, Texas and surrounding counties and (ii) conducting a 3-D seismic survey over optioned land in Louisiana to determine if further oil and gas exploratory activity is warranted.

     Discontinued Real Estate Operations. The Company’s general partner and limited partnership interests in its HRP real estate affiliate were sold to HRPT in July 2004, pursuant to the Agreement and Plan of Merger between HRP and HRPT and a separate Purchase Agreement. Revenues associated with the investments accounted for approximately 8% of the Company’s revenues, primarily through the receipt of fees from property management and leasing activities. The management agreements with the Company’s Hallwood Commercial Real Estate, LLC subsidiary (“HCRE”) with respect to the management of HRP’s properties were terminated in connection with the merger of HRP. The disposition generated cash of approximately $59,432,000, net of expenses, less the $18,500,000 escrow discussed in Note 2 to the condensed consolidated financial statements. The Company used approximately $14,400,000 of the net proceeds to repay principal, accrued interest and fees associated with the First Amendment to Amended and Restated Credit Agreement.

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

Results of Operations

     Net income for the third quarter ended September 30, 2004 was $28,617,000, compared to $4,820,000 in the 2003 third quarter. Net income for the nine month periods was $55,963,000 and $7,004,000, respectively.

     Income and revenue from continuing operations for the 2004 third quarter was $732,000 and $32,610,000, compared to $1,399,000 and $27,227,000 in 2003. Income and revenue from continuing operations for the 2004 nine month period was $16,411,000 and $101,676,000, compared to $2,749,000 and $78,313,000 in 2003, respectively.

     The Company reported income from discontinued real estate operations in the 2004 and 2003 third quarters of $27,885,000 and $3,421,000, respectively. For the nine month periods, income from discontinued real estate operations was $39,552,000 and $4,255,000, respectively.

     Following is an analysis of the results of the continuing textile products business segment and other segment and the discontinued real estate operations.

Textile Products

     The textile products business segment reported income before tax of $4,188,000 and $13,655,000 for the third quarter and nine month periods in 2004, compared to $2,202,000 and $4,783,000 in 2003, respectively.

     Revenue. Sales of $31,277,000 increased by $5,103,000, or 19%, in the 2004 third quarter, compared to $26,174,000 in 2003. Sales for the nine month period increased by $22,833,000, or 30%, to $98,072,000, compared to $75,239,000 in the 2003 period. The increases were principally due to additional sales of specialty fabric to U.S. military contractors. Military sales for the 2004 third quarter were $17,681,000, of which one customer accounted for $12,360,000, compared to $11,838,000 and $7,996,000 in the 2003 quarter, respectively. Military sales for the 2004 nine month period were $53,766,000, of which one customer accounted for $35,855,000, compared to $29,721,000 and $20,761,000 in 2003, respectively.

     Expenses. Cost of sales of $22,739,000 increased by $2,441,000, or 12%, in the 2004 third quarter, compared to $20,298,000 in 2003. The increase in cost of sales was principally the result of the increase in sales. For the nine months, cost of sales increased by $13,422,000, or 23%, to $72,803,000 in 2004 from $59,381,000 in 2003. The higher gross profit margin for the 2004 third quarter (27.3% versus 22.4%) and for the 2004 nine month period (25.8% versus 21.1%) resulted from increased sales of specialty fabric to military contractors and improved manufacturing efficiencies.

     Administrative and selling expenses of $4,249,000 increased by $739,000, or 21%, in the 2004 third quarter, compared to $3,510,000 for the 2003 third quarter. For the nine months, administrative and selling expenses of $11,317,000 increased by $738,000, or 7%, compared to $10,579,000 in 2003. The increases were primarily attributable to higher payroll costs and costs associated with the implementation of the Sarbanes-Oxley Act of 2002.

     Interest expense of $101,000 decreased by $63,000, or 38%, for the 2004 third quarter, compared to $164,000 in 2003. For the nine months, interest expense of $297,000 decreased by $199,000, or 40%, from $496,000 for the comparable 2003 period. The decreases were principally due to a decrease in average borrowings.

Other

     The other segment reported a loss of $2,485,000 for the third quarter of 2004, compared to a loss of $212,000 in 2003. For the nine months, the other segment reported a loss of $2,762,000, compared to a loss of $482,000 in 2003.

     Revenue. Hotel revenue was $489,000 in the 2004 third quarter, compared to $354,000 in 2003. For the nine months, hotel revenue was $1,231,000 in 2004, compared to $1,058,000 in 2003. The 16% increase in the 2004 nine month period was attributable to increased occupancy, partially offset by a reduced average daily rate.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Equity income from investments in energy affiliates was $541,000 and $1,060,000 for the 2004 third quarter and nine month periods, compared to equity income of $92,000 and $199,000 in 2003, respectively. The increases were due to increased natural gas production and higher prices.

     Amortization of deferred revenue was $-0-and $1,007,000 in the 2004 third quarter and nine month periods, compared to $605,000 and $1,813,000 in the 2003 periods, respectively. The amortization was attributable to the noncompetition fee received in connection with the sale of the Company’s investment in Former Hallwood Energy. The original $7,250,000 cash payment was amortized over a three year period, which began in June 2001 and became fully amortized in May 2004.

     Interest and other income was $303,000 and $2,000 for the 2004 and 2003 third quarters, respectively. For the nine months the income was $306,000 and $4,000, respectively. The 2004 third quarter and nine month periods includes income of $205,000, principally from unrealized gains from investments in trading marketable securities.

     Expenses. Administrative expenses of $3,045,000 for the 2004 third quarter increased by $2,537,000 from the 2003 amount of $508,000. For the nine months, administrative expenses increased by $2,888,000 to $4,345,000 compared to $1,457,000 in 2003. The 2004 expenses includes increased professional fees, travel expense and other of costs associated with the merger of HRP with HRPT. The 2004 third quarter and nine month results include costs of $2,021,000 associated with a plan to offer employment and pay retention bonuses to eight former Hallwood Realty employees to remain available for assisting in the winding up of HRP’s business and to assist the Company in the pursuit of new real estate opportunities in the future.

     Hotel expenses, which include operating expenses, depreciation and interest costs were $561,000 for the 2004 third quarter, which increased by $43,000, or 8%, compared to $518,000 in 2003. For the nine months, hotel expenses increased by $163,000, or 11%, to $1,600,000 from $1,437,000 in 2003. The increases were principally due to increased repairs and maintenance.

     Interest expense in the amount of $212,000 for the 2004 third quarter decreased by $27,000 from the prior year quarter amount of $239,000. For the nine months, interest expense increased by $134,000 to $796,000 from $662,000 in 2003. The fluctuations were primarily due to additional borrowings under the Amended and Restated Credit Agreement in the first six months of 2004 and their full repayment in July 2004.

     In June 2004, the Company exercised the option associated with the Separation Agreement. The Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the obligation over the $3,000,000 exercise price.

Income Taxes

     Income tax expense from continuing operations was $971,000 for the 2004 third quarter, compared to $591,000 in 2003. The 2004 third quarter included a $413,000 non cash federal deferred expense, a $25,000 federal current expense and a $533,000 expense for state taxes. The 2003 quarter included a $291,000 non cash federal deferred expense, a $5,000 federal current expense and a $295,000 expense for state taxes. Income tax expense from continuing operations was a net benefit of $5,518,000 for the 2004 nine month period, compared to expense of $1,552,000 in 2003. The nine months in 2004 included a deferred tax benefit of $7,478,000, a $230,000 federal current expense and a $1,730,000 expense for state taxes. The 2003 nine month amount included a deferred tax expense of $872,000, a $15,000 federal current expense and a $665,000 expense for state taxes. The 2004 deferred tax benefit is principally attributable to the anticipated utilization of NOLs, carryovers and tax credits that were previously reserved, to offset the gain on the sale of its general partner and limited partner interests in HRP and an increase in projected income from operations due to improved results at Brookwood and earnings from the Company’s energy activities. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     As of September 30, 2004, the Company had approximately $20,000,000 of NOLs and temporary differences, $6,000,000 of percentage depletion carryovers and $2,200,000 of alternative minimum tax credits to reduce future federal income tax liability. Based upon the Company’s expectations and available tax planning strategies, management

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

has determined that it is probable that taxable income will be sufficient to utilize all of the NOLs, carryovers and tax credits prior to their ultimate expiration in the year 2020.

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

Discontinued Real Estate Operations

     The Company’s real estate business segment has been reclassified to discontinued operations as a result of the sale of its investments in HRP and the termination of the associated management contracts.

     A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues and Expenses
Revenues
Fees
Related parties	$401	$1,137	$2,814	$3,425
Other	188	38	254	148
Equity income (loss) from investments in HRP	(2,947)	115	(2,769)	(232)

	(2,358)	1,290	299	3,341
Expenses
Administrative expenses	343	300	879	839
Litigation costs	—	45	50	3,647
Amortization	—	168	—	504

	343	513	929	4,990

Income (loss) from operations	(2,701)	777	(630)	(1,649)
Gain from sale
Gain from sale of investments in HRP	52,647	—	52,647	—
Transaction costs and incentive compensation	(6,629)	—	(6,629)	—

	46,018	—	46,018	—

Income (loss) before income taxes	43,317	777	45,388	(1,649)

Income Taxes
Deferred federal income tax (expense) benefit	(14,785)	2,665	(5,143)	5,997
Current federal and state income tax (expense)	(647)	(21)	(693)	(93)

	(15,432)	2,644	(5,836)	5,904

Income from discontinued real estate operations	$27,885	$3,421	$39,552	$4,255

     Gain from Sale of Investments in HRP. The gain from sale of investments in HRP of $52,647,000 resulted from the net proceeds of approximately $66,060,000 received in the merger less the carrying value of the investments in the general partnership and limited partnership interests of approximately $13,413,000. The transaction costs and incentive compensation includes legal costs associated with the completion of the transaction and awards of incentive compensation to certain executives.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incentive Compensation. A special committee, consisting of independent members of the board of directors of the Company, authorized additional incentive compensation payments of $1,908,000 to Mr. Anthony J. Gumbiner, the Company’s Chairman and Chief Executive Officer; $1,622,000 to Mr. William L. Guzzetti, the Company’s Executive Vice President, and $3,000,000 to Hallwood Investments Limited, a company associated with Mr. Gumbiner. These payments were accrued in the 2004 third quarter, of which $4,622,000 was paid in September and $1,908,000 in October 2004.

     Revenues. Fee income of $589,000 for the 2004 third quarter decreased by $586,000, or 50%, compared to $1,175,000 in 2003. Fee income of $3,068,000 for the 2004 nine month period decreased by $505,000, or 14%, compared to $3,573,000 in 2003. Fees were derived from the Company’s asset management, property management, leasing and construction supervision services provided to HRP and various third parties. The decreases were principally due to the sale of HRP in July 2004.

     Equity income (loss) from investments in HRP represents the Company’s pro rata share of the net income (loss) reported by HRP, adjusted for the elimination of intercompany profits. For the 2004 third quarter, the Company reported an equity loss of $2,947,000, compared to equity income of $115,000 in 2003. For the 2004 nine months, the equity loss was $2,769,000, compared to an equity loss of $232,000 in 2003. The losses resulted principally from costs at HRP attributed to expenses associated with the settlement of unit options by HRP executives, employee severance costs, costs associated with the completion of the sale and resolution of litigation matters.

     Expenses. Administrative expenses of $343,000 increased by $43,000, or 14%, in the 2004 third quarter, compared to $300,000 in 2003. For the nine months, administrative expenses of $879,000 increased by $40,000, or 5%, in 2004, compared to $839,000 in 2003. The increases were primarily attributable to costs of third party construction services.

     Litigation expense of $-0- and $50,000 in the 2004 third quarter and nine month periods represents the interest cost on the remaining balance due to HRP in the Gotham Partners, L.P. matter. Litigation expense of $45,000 and $3,647,000 in the 2003 third quarter and nine month periods represents the interest component of the judgment on remand in the Gotham Partners, L.P. matter, net of the Company’s pro rata share of that amount which was recorded as income by HRP, and the Company’s share of attorneys fees payable by HRP to plaintiff’s attorneys recorded as expenses by HRP. The remaining balance of the judgment due to HRP, in the amount of $1,877,000 (including interest), was paid in May 2004.

     Amortization expense of $168,000 and $504,000 in the 2003 third quarter and nine month periods, respectively, related to Hallwood Realty’s general partner investment in HRP to the extent allocated to management rights, which became fully amortized in October 2003.

     Income tax benefit (expense) was a net expense of $15,432,000 for the 2004 third quarter, compared to a net benefit of $2,644,000 in 2003. The 2004 third quarter included a $14,785,000 non cash federal deferred expense and current federal and state tax expense of $647,000. The 2003 quarter included a deferred tax benefit of $2,665,000 and current federal and state tax expense of $21,000. Income tax benefit (expense) for the 2004 nine month period was a net expense of $5,836,000, compared to a net benefit of $5,904,000 in 2003. The 2004 nine month period included a $5,143,000 non cash deferred tax expense and a current federal and state tax expense of $693,000, compared to a non cash deferred tax benefit of $5,997,000 and a current federal and state tax expense of $93,000 in 2003. The deferred tax benefit for the 2004 nine month period and for the 2003 nine and three month periods is disproportionate to income (loss) before income taxes due to the recording of deferred tax benefits attributable to the anticipated gain from the sale of the Company’s investments in HRP and the related reduction in the valuation allowance.

Investment in Energy Affiliates

Hallwood Energy Corporation

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

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. As of November 1, 2004, HEC has drilled or is in the process of drilling 46 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. At November 1, 2004, 41 wells are producing, one well has been plugged and abandoned, one well is being drilled and two wells are in various stages of completion and/or connection to the gathering system. Additionally, HEC, through its subsidiary Hallwood SWD, Inc. has drilled two and completed one commercial salt water disposal well and completed a disposal facility, which went into operation in April 2004. It serves HEC’s disposal needs, as well as accommodate disposed water from third parties.

     Aggregate natural gas production, as of October 27, 2004, including royalty owner share and partner working interest participation, was approximately 24 million cubic feet per day (approximately 16 million cubic feet per day net to HEC). HEC, through its Hallwood Gathering, Inc., subsidiary now operates two compression and dehydration facilities (Cleburne and Godley) on the TXU Energy transmission line.

     HEC may drill three or more gross wells during the remainder of 2004, however drilling plans will vary depending upon a number of variables and economic conditions. HEC repaid its $30,000,000 loan facility during the 2004 third quarter and has entered into a $36,000,000 loan facility with a maturity date in December 2004. As of November 1, 2004, HEC had fully drawn the facility. HEC intends to renew the loan facility at maturity if a potential sale of HEC (discussed below) is not completed prior to the maturity date.

     On June 11, 2004, HEC sold to HEC III approximately 15,000 net acres of undeveloped leasehold, three proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the sale was to a related entity, for accounting purposes the assets were treated as being transferred to HEC III at net carrying value and no gain or loss was reported from the transaction. HEC III limited partnership units are owned in identical proportion to the common share ownership of HEC.

     After the sale to HEC III, HEC holds oil and gas leases covering approximately 18,000 gross and 16,000 net acres in Johnson County, Texas.

     Certain of the Company’s officers and directors are investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, have stock options in HEC.

     Loan Participation Agreement. In September 2004, the Company entered into a $6,000,000 pari passu Loan Participation Agreement in connection with HEC’s $36,000,000 loan facility. The Company advanced $2,000,000 to HEC under the Loan Participation Agreement in September 2004 and the remainder of $4,000,000 in October 2004 to fully fund its obligation.

     Sale of HEC. The board of directors of HEC has engaged an advisor to explore a potential sale of HEC. As of November 1, 2004, the advisor has closed its data room for viewing of HEC information and bids have been submitted to HEC, which is continuing discussions with a bidder concerning a definitive agreement.

Hallwood Energy III, L.P.

     The Company owns approximately 28% (22% after consideration of profit interests) of HEC III. The Company accounts for this investment using the equity method of accounting and records its pro rata share of HEC III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In June 2004, the Company invested $453,000 in HEC III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas.

     On June 11, 2004, HEC III acquired from HEC approximately 15,000 net acres of undeveloped leasehold, three proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During July 2004, HEC III entered into an agreement with an unrelated third party, which owned approximately 12,000 net acres contiguous to that of HEC III, wherein it assigned a 45% interest in its lease holdings to the unrelated third party, which in turn assigned a 55% interest in its lease holdings to HEC III. Under the joint operating agreement between the two entities, HEC III has been designated as operator for all future development.

     As of November 1, 2004, HEC III has drilled, acquired or is in the process of drilling 13 wells in the Barnett Shale formation in Johnson County, Texas. HEC III commenced commercial production and sales of natural gas in June 2004. Currently, eight wells are producing, one well is being drilled and four wells are in various stages of completion and /or connection to the gathering system.

     HEC III may drill two wells during the remainder of 2004, however drilling plans will vary depending upon a number of variables and economic conditions.

     HEC III holds oil and gas leases covering approximately 27,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas, as of November 1, 2004.

     Certain of the Company’s officers and directors are investors in HEC III. In addition, individual members of management of HEC III, including one director and officer and one officer of the Company, hold a profit interest in of HEC III.

Hallwood Energy II, L.P.

     At September 30, 2004, the Company owns approximately 24% (19% after consideration of profit interests) of HEC II. It accounts for this investment using the equity method of accounting and records its pro rata share of HEC II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     The Company invested $2,430,000 in HEC II in September 2004. HEC II was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HEC III.

     Certain of the Company’s officers and directors are investors in HEC II. In addition, individual members of management of HEC II, including one director and officer and one officer of the Company, hold a profit interest in HEC II.

Hallwood Exploration, L.P.

     The Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting.

     The Company invested $1,318,000 in Hallwood Exploration, of which $659,000 was funded in January 2004 and the remainder in September 2004.

     Hallwood Exploration was formed in 2004 to acquire seismic lease options in Louisiana. Hallwood Exploration has acquired seismic lease options over 28,000 acres, and will conduct a 3-D seismic survey over the optioned land in late 2004 and early 2005 to determine if further oil and gas exploratory activity is warranted.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2003.

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

     A summary of the fees earned from HRP is detailed below (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Property management fees	$132	$469	$1,127	$1,467
Construction supervision fees	39	142	486	439
Leasing fees	203	373	866	1,063
Asset management fees	27	153	335	456

Total	$401	$1,137	$2,814	$3,425

     The management contracts with HRP were terminated on July 16, 2004, in connection with HRP’s sale to HRPT.

     Hallwood Realty was also reimbursed for certain costs and expenses, at cost, for administrative level salaries and bonuses, employee and director insurance and allocated overhead costs. In addition, since HRP did not employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties were reimbursed to Hallwood Realty and HCRE by HRP.

     Incentive Compensation. In July 2004, the Company’s board of directors approved a plan to offer temporary employment and pay retention bonuses to eight former Hallwood Realty employees to remain available for assisting in the winding up of HRP’s business and to assist the Company in pursuit of new real estate opportunities in the future. The retention bonuses totaled approximately $1,638,000, including $378,000 to Mr. William Guzzetti, the Company’s executive vice president.

     In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company authorized an additional incentive compensation payment of $1,622,000 to Mr. Guzzetti.

     HSC Financial Corporation and Hallwood Investments Limited. The Company has entered into a financial consulting contract with HSC Financial Corporation (“HSC”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HSC to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, at a rate of $954,000 per year ($795,000 prior to March 2004). HSC is also eligible for bonuses from the Company or its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. Additionally, the Company reimburses HSC for reasonable and necessary expenses of office space and administrative services.

     A summary of the fees and expenses paid to HSC are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Consulting fees	$239	$198	$689	$596
Office space and administrative services	134	27	192	77

Total	$373	$225	$881	$673

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

     In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company, authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to Hallwood Investments Limited, a company associated with Mr. Gumbiner. This compensation was accrued in the 2004 third quarter of which $3,000,000 was paid in September and $1,908,000 in October 2004.

Contractual Obligations and Commercial Commitments

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2004 (in thousands):

	Payments Due During the Year Ending December 31,
	2004*	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Long term debt
Loan Payable	$42	$—	$—	$—	$—	$—	$42
Loans payable (Brookwood)	115	347	352	6,960	152	27	7,953
Operating leases	285	880	691	538	538	1,076	4,008

Total	$442	$1,227	$1,043	$7,498	$690	$1,103	$12,003

	Amount of Commitment Expiration During the Year Ending December 31,
	2004*	2005	2006	2007	2008	Thereafter	Total
Commercial Commitments
Employment contracts	$90	$53	$—	$—	$—	$—	$143

*	For the three months ending December 31, 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Covenants

     The Company’s Amended and Restated Credit Agreement and 10% Debentures required compliance with various loan covenants and financial ratios, which, if not met, would have triggered a default. Additionally, Brookwood’s credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio.

     Amended and Restated Credit Agreement. The Company was in compliance with its loan covenants under the Amended and Restated Credit Agreement for all interim periods in 2004 and as of December 31, 2003. The loan was repaid in July 2004.

     10% Debentures. The Company was in compliance with its loan covenants for the 10% Debentures for all interim periods in 2004 and as of December 31, 2003. The 10% Debentures were redeemed on September 30, 2004.

     Key Working Capital Revolving Credit Facility. Brookwood’s principal ratios, as defined in the Key Working Capital Revolving Credit Facility, as of the end of all interim periods in 2004 and December 31, 2003 are provided below (dollar amounts in thousands):

		Quarters Ended
		September 30,	June 30,	March 31,	December 31,
Description	Requirement	2004	2004	2004	2003
Total debt to tangible net worth	must be less than 1.75	0.90	0.95	1.08	N/A
EBITDA to total fixed charges	must exceed 1.15 to 1.00	1.28	1.62	1.71	1.44

     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility as of the end of all interim periods in 2004 and as of December 31, 2003.

Liquidity and Capital Resources

     General. The Company’s cash position increased by $9,978,000 during the 2004 nine month period to $12,863,000 as of September 30, 2004. The primary sources of cash were net proceeds of $40,932,000 (excluding $18,500,000 held in an escrow account) from the sale of the Company’s investments in HRP and $5,291,000 provided by operating activities. The primary uses of cash were $22,412,000 for net repayment of bank borrowings, 10% Debentures and loans payable and, $6,785,000 for investments in and loans to energy affiliates and $1,969,000 for textile products equipment. In addition, the Company’s liquidity is increased by trading marketable securities with a value of $5,205,000 at September 30, 2004.

     Following the sale of its investments in HRP, the Company principally operates in the textile products business segment. The Company has reentered the energy business as a minority owner in several affiliated companies, which in the aggregate are not considered a material business segment.

     Real Estate. Prior to the sale of HRP in July 2004, the Company’s real estate segment generated funds principally from its property management and leasing activities, without significant additional capital costs. The Company had pledged 300,397 of its HRP limited partnership units and the interest in its real estate subsidiaries to collateralize the Amended and Restated Credit Agreement and the remaining 30,035 HRP units to secure all of the capital leases.

     On April 16, 2004, HRP announced that it and certain of its affiliates, including the Company, had entered into an Agreement and Plan or Merger with HRPT, pursuant to which HRP merged with a subsidiary of HRPT. As a result of the merger, HRP became a wholly-owned subsidiary of HRPT and is no longer a publicly traded limited partnership.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the merger, each holder of limited partnership units of HRP was entitled to receive an amount in cash equal to $136.70 per unit of limited partnership, subject to adjustment in certain circumstances.

     The Company also entered into a purchase agreement, pursuant to which HRPT purchased the general partner interest in HRP, the 330,432 limited partnership units indirectly owned by the Company, and the interests in each of the other entities through which the Company held interests in HRP, for an aggregate purchase price which was estimated to be $67,000,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, the Company and HRP agreed that the agreements for the management of HRP’s properties by the Company would be terminated at the time of the merger.

     In accordance with the purchase agreement, the Company agreed to deposit $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc., and (iv) any actions incident to any of the above. The escrow deposit is to be held until the earlier to occur of twelve months from the closing of the transactions or the final determination of any claims for indemnity by HRPT.

     On July 16, 2004, the Company received proceeds of approximately $66,060,000, of which $18,500,000 was placed into an escrow account. Proceeds were reduced by approximately $102,000 for its share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. The Company used approximately $14,400,000 of the proceeds to repay principal, accrued interest and fees associated with the Amended and Restated Credit Agreement.

     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a revolving line of credit facility and separate acquisition and equipment facilities with Key Bank. The Key Working Capital Revolving Credit Facility was renewed in January 2004 for a period of three years with a maturity date of January 2, 2007. The ceiling was increased to $22,000,000. The $2,000,000 equipment revolving credit line was increased to $3,000,000 with a maturity date of January 2, 2007. Availability under the existing $2,000,000 acquisition revolving credit line was canceled with the current balance of $1,000,000 rolled into the working capital revolving credit facility.

     At September 30, 2004, Brookwood had approximately $13,421,000 of unused borrowing capacity on its Key Working Capital Revolving Credit Facility. Brookwood made payments to the Company of $4,010,000 in the 2004 nine month period, $1,987,000 in 2003 and $250,000 in 2002 under its tax sharing agreement. In addition, Brookwood paid cash dividends to the Company of $2,000,000 in 2004 year to date and $600,000 in 2003. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s continued compliance with the covenants contained in the credit facility.

     Other. In March 2002, the Company and its HWG, LLC subsidiary entered into the Term Loan and Revolving Credit Facility with First Bank & Trust, N.A. The facility consisted of a $3,000,000 term loan and a $4,000,000 revolving credit facility. The term loan bore interest at a fixed rate of 7%, matured April 1, 2005 and was fully amortizing requiring a monthly payment of $92,631. The revolving credit facility bore interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matured April 1, 2005. Collateral for the Term Loan and Revolving Credit Facility was 300,397 HRP limited partner units. The Company borrowed $500,000 under the Revolving Credit Facility in 2002 and an additional $3,500,000 in 2003. These facilities were repaid in July 2004.

     In July 2003, the Company and HWG, LLC entered into the Amended and Restated Credit Agreement with First Bank and Trust, N.A. In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provided for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. The proceeds of the new $3,000,000 Special Purpose Term Loan were restricted and to be used solely to exercise the option associated with the Separation Agreement discussed in Note 6 to the Company’s condensed consolidated financial statements. The Special Purpose Term Loan bore interest at a fixed rate of 6%, matured May 2005 and required a monthly payment of $48,365.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company did not draw the Special Purpose Term Loan until June 2004, when it exercised the option associated with the Separation Agreement. This facility was repaid in July 2004.

     Proceeds of the new $5,000,000 Special Purpose Credit Facility, drawn in August 2003, were required to be used to pay a substantial portion of the litigation judgment in the Gotham Partners matter discussed in Note 11 to the Company’s condensed consolidated financial statements. The Special Purpose Credit Facility bore interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but cannot be less than 4.25%, and matures May 2005. The Special Purpose Credit Facility did not require principal payments; however, interest was payable monthly. This facility was repaid in July 2004.

     In May 2004, the Company made an additional payment to HRP of $1,877,000, including interest, in full satisfaction of the obligation. Contemporaneously, the Company entered into a loan agreement with First Bank & Trust, N.A. for a $1,850,000 term loan to fund the payment. This facility was repaid in July 2004.

     In September 2004, the Company entered into a $6,000,000 pari-passu Loan Participation Agreement in connection with HEC’s $36,000,000 loan facility. The Company advanced $2,000,000 to HEC under the Participation Agreement in September 2004 and the remainder of $4,000,000 in October 2004 to fully fund its participation.

     The Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, it may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital beyond what is required under its current credit facilities or restructure or refinance its debt. In the event that the Company is unable to do so, it may be left without sufficient liquidity and it may not be able to meet its debt service requirements. With the sale of HRP in July 2004 and its continuing operations, the Company believes it can generate sufficient funds and/or borrow on its credit facilities to meet its liquidity needs.

Forward-Looking Statements

     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include, the ability to obtain financing or refinance maturing debt; the ability to compete successfully with foreign and other domestic textile production and the ability to generate new products; the volatility of natural gas prices; the ability to continually replace and expand natural gas reserves; and the imprecise process of estimating natural gas reserves and future cash flows. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 3. QUANITITATIVE AND QUALITATIVE DISCOLUSURES ABOUT MARKET RISK

     There have been no material changes to the Company’s market risks during the quarter ended September 30, 2004, other than the reduction in risks associated with the repayment of a substantial portion of the Company’s debt with the proceeds from the sale of the Company’s investments in HRP.

     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of September 30, 2004, the Company’s total outstanding loans payable of $7,995,000 were comprised of $1,314,000 of fixed rate debt and $6,681,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $80,000, assuming that outstanding debt remained at current levels.

     The Company does not have any derivative financial instruments as of September 30, 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

     It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In August 2003, the Company’s independent auditors provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communication from the independent auditors to management and the audit committee on the continued need to improve the Brookwood financial closing process. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process.

     Other than the suggested improvements noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 11 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

2	Unregistered Sales of Equity Securities and Use of Proceeds		None

3	Defaults upon Senior Securities		None

4	Submission of Matters to a Vote of Security Holders		None

5	Other InformationNone

6	Exhibits

	31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: November 12, 2004	By:	/s/ Melvin J. Melle
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