Form 10-K
period 2004-12-31
HALLWOOD GROUP INC
filed 2005-03-31
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

For the Year Ended December 31, 2004	Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 528-5588
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock ($0.10 par value)	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
Title of Class
Series B Redeemable Preferred Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2004, based on the closing price of $51.00 per share on the American Stock Exchange, was $24,171,000.
      1,326,343 shares of Common Stock, $0.10 par value per share, were outstanding at March 18, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

THE HALLWOOD GROUP INCORPORATED
FORM 10-K

PART I

Item 1.	Business
      The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation formed in September 1981, is a holding company that operates in the textile products and energy business segments. The Company’s former real estate and hotel business segments have been reclassified as discontinued operations.
Continuing Operations
      Textile Products. Textile products operations are conducted through the Company’s wholly owned, Brookwood Companies Incorporated (“Brookwood”) subsidiary. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.
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
      The Brookwood Roll Goods Division serves manufacturers by maintaining an extensive in-stock, short-lot service of woven nylon and polyester fabrics, offering an expansive inventory stocked in a wide array of colors. As speed is essential in this area, Brookwood Roll Goods has positioned its sales and distribution facilities in southern California and Rhode Island to allow shipment on a same day/next day basis.
      The First Performance Fabric Division buys and sells promotional goods, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at promotional prices. Products include nylon for consumer uses, such as activewear, outerwear, swimwear as well as nylons used for balloons, luggage, bags, flags and banners.
      Brookwood’s Strategic Technical Alliance, LLC (“STA”) subsidiary markets advanced breathable, waterproof laminate materials for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.
      The textile industry historically experiences cyclical swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood has historically enjoyed a fairly steady stream of orders that comprise its backlog. However, the backlog is subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to support its sales requirements and has historically enjoyed a consistent turnover ratio.
      The textile products business is not interdependent with any of the Company’s other business operations. The Company does not guarantee the Brookwood bank debt and is not obligated to contribute additional capital.
      In January 2003, Brookwood was granted a patent for its “breathable, waterproof laminate and method for making same”, which is a critical process in its production of specialty fabric for U.S. military contractors. Brookwood has no other patents pending. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.
      Textile products accounts for substantially all of the Company’s revenues from continuing operations.

      Energy. Since January 2002, the Company has invested over $20,700,000 in private energy affiliates. The Company owns between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounts for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). These private companies are or have been principally involved in drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties, and conducting 3-D seismic surveys over optioned land in South Louisiana to determine if further oil and gas exploratory activity is warranted.

HEC
      In 2002, the Company invested $3,500,000 in Hallwood Energy Corporation (“HEC”). The Company made additional investments of $1,997,000 in 2003 and $566,000 in 2004. The Company owned approximately 28% (22% after consideration of stock options) of HEC. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. As of December 15, 2004, HEC had drilled or was in the process of drilling 46 wells in the Barnett Shale Formation of Johnson County, Texas, 41 wells were producing, one well was plugged and abandoned, one well was being drilled and two wells were in various stages of completion and/or connection to the gathering system. Additionally, HEC, through its subsidiary Hallwood SWD, Inc., had completed one commercial saltwater disposal well and completed a disposal facility, which went into operation in April 2004. Natural gas production in December 2004 was up to 20 million cubic feet per day, net to HEC’s interest, and HEC was transporting third party gas of approximately three million cubic feet per day.
      On December 15, 2004, HEC completed a merger and sale to Chesapeake Energy Corporation (“Chesapeake”) for total consideration of $292,000,000, subject to reduction for certain transaction costs, title discrepancies and other matters. After this adjustment and the repayment of loans and other obligations of HEC, the Company received cash proceeds totaling $55,788,000.
      Certain of the Company’s officers and directors were investors and option holders in HEC.

HE III
      In 2004, the Company invested $4,705,000 in Hallwood Energy III, L.P. (“HE III”), a private energy partnership. In December 2004, $1,995,000 of the Company’s proceeds from the sale of HEC and approximately $1,250,000, its proportionate share of HEC’s investment in its Hallwood SWD, Inc. subsidiary, were contributed to HE III as an additional capital investment. In March 2005, the Company invested an additional $4,251,000. The Company owns approximately 28% (22% after consideration of profit interests) of HE III.
      As of March 1, 2005, HE III had drilled or is drilling 22 wells in the Barnett Shale formation of Johnson County, Texas and commenced commercial production and sales of natural gas in June 2004. Seventeen wells are producing, two wells are being drilled, two wells are in the completion process and one well is a saltwater disposal well. Natural gas production was approximately 8.8 million cubic feet per day net to HE III’s interest. HE III holds oil and gas leases covering approximately 27,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas.
      Certain of the Company’s officers and directors are investors and hold a profit interest in HE III.

HE II
      In September 2004, the Company invested $2,430,000 in Hallwood Energy II, L.P. (“HE II”), a private energy partnership. The Company owns approximately 24% (19% after consideration of profit interests) of HE II. HE II was formed to explore various oil and gas exploration opportunities, primarily in Texas and in areas not associated with that of HEC or HE III. As of March 1, 2005, HE II holds oil and gas leases covering approximately 1,400 gross and 1,300 net acres of undeveloped leasehold. There has been no drilling activity to date.
      Certain of the Company’s officers and directors are investors and hold a profit interest in HE II.

Hallwood Exploration
      In 2004, the Company invested $1,318,000 in Hallwood Exploration, L.P. (“Hallwood Exploration”), a private energy partnership. Hallwood Exploration was formed to develop an oil and gas exploration opportunity in South Louisiana. Hallwood Exploration has acquired seismic lease options over approximately 35,000 acres, and will conduct a 3-D seismic survey over the optioned land in 2005 to determine if further oil and gas exploration is warranted. The Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration.
      Certain of the Company’s officers and directors are investors and hold a profit interest in Hallwood Exploration.

HPL
      In August 2004, the Company formed Hallwood Petroleum, LLC (“HPL”) an energy operating and management company. The Company is the sole member of HPL. Operations commenced in October 2004. Direct costs are rebilled to the respective energy affiliate and indirect costs are rebilled on a pro rata basis.
Discontinued Operations
      Real Estate. The Company’s real estate operations were conducted primarily through the Company’s wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC (“HCRE”). Hallwood Realty was the sole general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly-traded, master limited partnership.
      Hallwood Realty owned a 1% general partner interest, and HWG, LLC owned a 21% limited partner interest in HRP. Hallwood Realty was responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provided general operating and administrative services to HRP. HCRE was responsible for property management for all HRP properties, and properties it managed for third parties, for which it received management, leasing and construction supervision fees. Hallwood Realty and HWG, LLC accounted for their respective investment in HRP using the equity method of accounting, recording their pro rata share of net income (loss), net of an elimination for intercompany profits, comprehensive income (loss) and partners’ capital transactions reported by HRP.
      On July 16, 2004, HRP was merged with a subsidiary of HRPT Properties Trust (“HRPT”). As a result, HRP became a wholly-owned subsidiary of HRPT and is no longer publicly traded. The general partner interest in HRP was also sold to a HRPT subsidiary in a separate transaction and the management agreements for the properties under management were terminated. The Company no longer holds any interest in HRP. The Company received approximately $66,119,000 for its investments in HRP and related assets.
      Hotels. Hotel operations were conducted through the Company’s wholly owned, Hallwood Hotels, Inc. (“Hallwood Hotels”) and Brock Suite Hotels, Inc. (“Brock Hotels”) subsidiaries. Hallwood Hotels held a long-term leasehold interest in the Holiday Inn and Suites hotel, located in Sarasota, Florida and a fee interest in the Airport Embassy Suites hotel, located in Oklahoma City, Oklahoma. Brock Hotels owned fee interests in two GuestHouse Suites Plus hotels located in Tulsa, Oklahoma and Greenville, South Carolina, and held a leasehold interest in a GuestHouse Suites Plus hotel located in Huntsville, Alabama.
      In December 2000, the Company decided to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosures, or by selling or otherwise disposing of its hotel properties, and recorded impairments to reduce the carrying value of the hotels to estimated market value. In December 2001, the Company further evaluated each of the hotels operated and recorded additional impairments to reduce their carrying values to estimated fair market values.
      During 2001, the Company signed an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites hotel in Sarasota, Florida and entered into a settlement agreement with the mezzanine lender of the Embassy Suites hotel, whereby the Company transferred all of the capital stock of its entity that owned the hotel to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan. At that time, the Company determined it would retain its leasehold interest in the GuestHouse Suites Plus hotel located in Huntsville, Alabama.
      In January 2002, with assistance and consent of the lender, the Company sold the GuestHouse Suites Plus hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement, which included a release that discharged the Company from any further obligations.
      In February 2002, the lender for the GuestHouse Suites Plus hotel in Greenville, South Carolina obtained a court judgment of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the Company. The lender completed the foreclosure in June 2002.
      In December 2004, Brock Hotels entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations.
Competition, Risks and Other Factors

The Company
      Influence of Significant Stockholder. The Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner, is a significant stockholder of the Company. Mr. Gumbiner owns approximately 64% of the Company’s outstanding common stock (68% including currently exercisable stock options) as of March 2005. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.
      The Company is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed. The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Textile Products
      Supplier. Brookwood purchases a significant amount of the fabric it uses from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect, because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics from its suppliers.
      Concentration of Revenue. Brookwood has one customer that accounted for more than 10% of its net sales in each of the three years ended December 31, 2004. The relationship with the customer is ongoing, and Brookwood expects to maintain comparable sales volumes with that customer in 2005. Sales to that customer were $53,149,000, $30,724,000 and $18,600,000 in 2004, 2003 and 2002, respectively.
      Military sales have comprised an increasing portion of Brookwood’s total sales, 56% for 2004, and a greater share of gross profit. The ability to continue to increase or even maintain the current level of sales to the military depends on the overall level of U.S. military activity and personnel and on Brookwood’s ability to successfully obtain future orders in a highly competitive environment. As the level of Brookwood’s sales in this market increases, the competition increases and competitors seek to duplicate or replace Brookwood’s products. There can be no assurance that the military will continue to place orders for products that Brookwood can provide at increasing or current levels or that Brookwood will be successful in securing any orders that are placed.

      Concentration of Credit. The financial instruments that potentially subject Brookwood to concentration of credit risk consist principally of accounts receivable. Brookwood grants credit to customers based on an evaluation of the customer’s financial condition. Exposure to losses on receivables is principally dependent on each customer’s financial condition. Brookwood manages its exposure to credit risks through credit approvals, credit limits, monitoring procedures and the use of factors.
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
      Loan Covenants. Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally an EBITDA to total fixed charges ratio of 1.15 and a total debt to tangible net worth ratio of 1.75. Brookwood was in compliance with its loan covenants as of December 31, 2004 and for all interim periods during 2004.
      Environmental. Kenyon Industries, Inc. (“Kenyon”) and Brookwood Laminating, Inc. (“Brookwood Laminating”) are wholly owned subsidiaries of Brookwood. Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements. Kenyon and Brookwood Laminating are also subject to laws, such as The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Kenyon and Brookwood Laminating are not aware of any releases for which they may be liable under CERCLA or any analogous provision. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the cost and/or the ability to produce products and thereby have a material adverse effect upon Kenyon, Brookwood Laminating or Brookwood.
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
      Brookwood does not currently anticipate any material adverse effect on its business, results of operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent; however, in the nature of Brookwood’s business, there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.
      Patent and Trademark. Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through United States patent and trademark registrations. Brookwood has a number of trademark applications pending, although no assurance can be given that trademarks will ever be issued from such applications or that any trademarks, if issued, will be determined to be valid. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent or trademark protection and therefore such trade secrets could be infringed upon and such infringement could have a material adverse effect on its business, results of operations, financial condition or competitive position.
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
      Brookwood’s competitive position varies by product line. There are several major domestic competitors in the synthetic fabrics business, none of which dominates the market. Brookwood believes, however, that it has a strong competitive position. In addition, Brookwood believes it is one of a few finishers successful in printing camouflage on nylon for sale to apparel suppliers of the U.S. government. Additional competitive strengths of Brookwood include: knowledge of its customers’ business needs; its ability to produce special fabrics such as textured blends; waterproof breathable fabrics; state of the art fabric finishing equipment at its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.
      Imports and Worldwide Trade Practices. Imports of foreign-made textile and apparel products are a significant source of competition for most sectors of the domestic textile industry. The U.S. government has attempted to regulate the growth of certain textile and apparel imports through tariffs and bilateral agreements, which establish quotas on imports from lesser-developed countries that historically account for significant shares of U.S. imports. Despite these efforts, imported apparel, which represents the area of heaviest import penetration, is estimated to represent in excess of 90% of the U.S. market.
      The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (“NAFTA”), anti-dumping and duty enforcement activities by the U.S. Government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (“WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. It remains unclear what effect this end of quotas will have on Brookwood’s business and the extent of such an effect. Also, by gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, which could have a significant negative impact on the North American textile industry. Accordingly, Brookwood believes it must fully utilize other competitive strategies to replace sales lost to importers. One strategy is to identify new market niches. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer application is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry.
      The U.S. government has recently unveiled a proposal to eliminate worldwide tariffs for manufactured goods by 2015. The European Union has also proposed significant reductions in tariffs. These proposals have been discussed during the ongoing WTO Doha Round of multilateral negotiations, and could lead to further significant changes in worldwide tariffs beyond those already anticipated.

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
      Labor Relations. Brookwood’s Kenyon subsidiary has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, at its Rhode Island plant facilities, effective from March 1, 2004. Management believes that overall relations with employees are good.
      Brookwood is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed. Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect Brookwood’s operations.

Energy
      Energy investments may be affected by the following risk factors, each of which could adversely affect the value of the investments.
      Volatility of Natural Gas Prices. A decline in natural gas prices could adversely affect financial results. Revenues, operating results, profitability, future rate of growth and the value of the natural gas properties depend primarily upon the prices received for natural gas sold. Historically, the markets for natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty and other factors that are beyond our control, including: worldwide and domestic supplies of natural gas; weather conditions; the level of consumer demand; the price and availability of alternative fuels; the availability of pipeline capacity; domestic and foreign governmental regulations and taxes; and the overall economic environment.
      Drilling Activities. The energy affiliates’ success is materially dependent upon the continued success of its drilling program. Future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on the energy affiliates’ future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although the energy affiliates have identified numerous drilling prospects, there can be no assurance that such prospects will be drilled or that oil or gas will be produced from any such identified prospects or any other prospects.
      Regulations. The oil and gas industry is subject to regulation at the federal, state and local level, and some of the laws, rules and regulations carry substantial penalties for noncompliance. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances covering drilling and well operations.
      Operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the unitization or pooling of natural gas properties. In addition, state conservation laws establish maximum rates of production.
      Environmental regulations concerning the discharge of contaminates into the environment, the disposal of contaminants and the protection of public health, natural resources and wildlife affect exploration, development and production operations. Under state and federal laws, the energy affiliates could be required to remove or remedy previously disposed wastes or suspend operations in contaminated areas or perform remedial plugging operations to prevent future contamination.

      These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements with any uncertainty. Declines in natural gas prices would not only reduce revenue, but could reduce the amount of natural gas that can be produced economically and, as a result, could have a material adverse effect on the financial condition, results of operations and reserves for our energy affiliates.
      Competition. The Company’s energy affiliates operate in a highly competitive area of acquisition, development and exploration of oil and gas properties and production with competitors who have greater financial and other resources. Competitors from both major and independent oil and natural gas companies may be able to pay more for development prospects than the financial resources of our energy affiliates’ may permit. Their ability to develop and exploit oil and gas properties and to acquire additional properties in the future will depend on their ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.
      Quantity and Present Value of Reserves. Financial results for the energy affiliates contain estimates of proved reserves and the estimated future net revenues for the proved reserves. These estimates are based upon various assumptions relating to gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating natural gas reserves is complex and these estimates are inherently imprecise. Actual results will most likely vary from these estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
      Environmental. Natural gas operations are subject to many environmental hazards and risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressure, uncontrollable flows of natural gas, brine or well fluids, and other hazards and risks. Drilling operations involve risks from high pressures and mechanical difficulties such as stock pipes, collapsed casings and separated cables. If any of these risks occur, substantial losses could result from injury or loss of life, severe damages to or destruction of property, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Insurance is maintained against some of these risks, but may not adequately cover all of a catastrophic loss.
Related Party Transactions
      Hallwood Realty Partners, L.P. The Company’s former Hallwood Realty and HCRE real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s properties. Hallwood Realty earned: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP’s properties; (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties; and, (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount by which the sales price of a property exceeded the purchase price of the property. HCRE earned (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.
      A summary of the fees earned from HRP is detailed below (in thousands):

	Years Ended December 31,

	2004	2003	2002

Property management fees	$1,127	$1,979	$2,029
Leasing fees	866	1,556	2,151
Construction supervision fees	486	698	582
Asset management fees	335	605	618

Total	$2,814	$4,838	$5,380

      The management contracts with HRP were terminated on July 16, 2004 in connection with HRP’s sale to HRPT.

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
      Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), formerly HSC Financial Corporation, a British Virgin Island based company with which Mr. Gumbiner is associated, that provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). HIL is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. Additionally, the Company reimburses HIL for reasonable and necessary expenses of office space and administrative services. A summary of the fees and expenses paid to HIL are detailed below (in thousands):

	Years Ended December 31,

	2004	2003	2002

Incentive bonus	$3,000	$33	$33
Consulting fees	928	795	795
Office space and administrative services	324	104	98

Total	$4,252	$932	$926

      In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company authorized an additional incentive bonus of $3,000,000 to HIL.
      In addition, HIL performs services for certain affiliated entities that are not subsidiaries of the Company, for which it receives consulting fees, bonuses or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.
      Strategic Technical Alliance, LLC. During 2000, Brookwood formed STA with an unrelated party that is also in a textile-related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 note bearing interest at the prime rate and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. Prior to October 2002, Brookwood reported sales to STA of $11,444,000 for the nine months ended September 30, 2002.

Number of Employees
      The Company had 514 and 584 employees as of February 28, 2005 and 2004, comprised as follows:

	February 28,

	2005	2004

Continuing Operations
Hallwood	14	5
Brookwood	481	459
HPL	19	—

	514	464
Discontinued Operations
HCRE	—	68
Hotel	—	30
Hallwood Realty	—	22

	—	120

Total	514	584

      A substantial amount of the salaries and related costs for the employees of HCRE and Hallwood Realty were reimbursed by HRP, prior to the July 2004 disposition.
      Brookwood’s Kenyon subsidiary has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 254 employees at its Rhode Island plant facilities, effective from March 1, 2004. Management believes that overall relations with employees are good.
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
Executive Officers of the Company
      In addition to Anthony J. Gumbiner, age 60, who serves as Director, Chairman and Chief Executive Officer, (see Item 10) the following individuals also serve as executive officers of the Company:
      William L. Guzzetti, age 61, has served as President and Chief Operating Officer of the Company since March 9, 2005 and as Executive Vice President from October 1989 to March 8, 2005. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Former Hallwood Energy from December 1998 until May 2001. He was President, Chief Operating Officer and a Director of the general partner of Hallwood Energy Partners, L.P. from February 1985 until June 1999 and as President, Chief Operating Officer and a Director of Hallwood Consolidated Resources Corporation from May 1991 until June 1999. Since November 1990 and May 1991, Mr. Guzzetti had served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He has also served as President, Chief Operating Officer and a Director of each of the energy affiliates since their inception. He had served as the President and a director of HEC from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.
      Melvin J. Melle, age 62, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant

Secretary of the Company from December 1984 to October 1987. Mr. Melle had served as Secretary and Principal Financial and Accounting Officer of Alliance Bancorporation from April 1989 until its liquidation in February 1994. From June 1980 through June 1986, Mr. Melle had served as Chief Financial Officer of The Twenty Seven Trust. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.
      Amber M. Brookman, age 62, has served as President, Chief Executive Officer and Director of Brookwood since 1989. Since July 2004, Ms. Brookman has served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 2.	Properties

Real Properties
      The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.
      Cost of real estate owned by property type and geographic distribution (in thousands of dollars):

	December 31, 2004

	Operating	Non-Operating
Property Type	Properties	Properties	Total	Percentage

Dyeing and finishing plant — Rhode Island*	$5,326	$—	$5,326	99%
Parking Lot — Texas	—	50	50	1

Total	$5,326	$50	$5,376	100%

*	Property pledged as collateral under loan agreement.

	December 31, 2004

	Number of
Geographic Distribution	Investments	Amount	Percentage

Rhode Island	1	$5,326	99%
Texas	1	50	1

Total	2	$5,376	100%

      As of December 31, 2004 no single real estate property constituted 10% or more of the Company’s consolidated assets.
      The textile products’ dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood’s Key Bank Credit Agreement contains a covenant to reasonably maintain property and equipment.

Leased Facilities
      The Company shared offices with HRP in Dallas, Texas and, prior to the July 2004 disposition, paid a pro-rata share of lease and other office-related costs. In connection with the HRP disposition, the Company assumed the lease obligation for the office space, which expires in November 2008, but contains a one-time option to terminate the lease in November 2005.
      Brookwood leases its corporate headquarters in New York City which expires in August 2006. Brookwood Laminating leases its facility in Peacedale, RI which expires December 2006. Brookwood Roll Goods Division leases a warehouse in Gardena, CA which expires April 2006.

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
      Gotham Partners. In June 1997, an action was filed against the Company, HRP, HRP’s general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Court of Chancery of the state of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754). This action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement and fraud in connection with certain transactions involving HRP’s limited partnership units in the mid 1990’s.
      A trial was held in January 2001. In July 2001, the court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represented what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.
      In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. In July 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, costs and expenses, which was funded by HRP to plaintiff in August 2003. In July 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. In December 2003, the Delaware Supreme Court affirmed the Court of Chancery’s final order and judgment on remand, effectively ending the matter.
      The Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provided for an additional $1,850,000 term loan, which was required to be used to pay the remaining amount due to HRP. Funding of the commitment and payment of the amount due HRP occurred in May 2004.
      High River and I.G. Holdings. In April 2003, an action was filed against HRP’s general partner, Hallwood Realty (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action related to a tender offer by High River for units of HRP. In addition, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283) also relating to the High River tender offer.
      On June 30, 2004, the parties to the I. G. Holdings, Inc., et al. v. Hallwood Realty, LLC, et al., action entered into a Memorandum of Understanding providing for the settlement of that putative class action. As contemplated by the Memorandum of Understanding, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release on July 29, 2004. Pursuant to the Stipulation of Settlement, the parties agreed that the action would be certified, for purposes of settlement only, as a class action consisting of all record and beneficial owners of partnership interests in HRP (other than defendants and their affiliates and associates) on July 16, 2004, the effective date of the merger, that the action would be dismissed with prejudice, and that plaintiffs could make an application for attorneys’ fees and expenses in an amount not to exceed $2,500,000. Defendants agreed not to oppose the fee application. With respect to any fees and expenses awarded by the Court of Chancery, the first $2,000,000 of such amount would be paid by defendants’ insurer and the balance of the amount awarded by the court, if any, would be paid from a $500,000 fund escrowed from the merger consideration pursuant to a court order dated July 15, 2004. On October 25, 2004, the Delaware Court of Chancery held a hearing on the proposed settlement of the class action and determined that the settlement was fair, reasonable, adequate and in the best interests of the class and approved it. There was one objection to the settlement but the Court rejected it. The Court also ruled that counsel for the class was entitled to a fee award in an amount of $2,000,000 (which defendants’ insurer had committed to pay), plus recovery of approximately $181,000 in expenses which would be paid from a $500,000 escrow fund established in connection with the effectuation of the merger. This escrow fund reflected withholding of $0.31 per unit of merger consideration payable to HRP unitholders. On October 29, 2004, the Delaware Court of Chancery entered an Order and Final Judgment reflecting (among other things) these determinations and its approval of the settlement as well as its approval of the form and manner of notice of the settlement, certification of the class, release of all defendants and their affiliates and dismissal of the class action litigation with prejudice and on the merits.
      The Court of Chancery also determined that a portion of the $500,000 in escrowed funds should be returned to High River, based on its pro rata ownership of HRP units, and that the balance of the fund would be returned to HRP’s other unitholders (including the Company) based on their pro rata ownership of HRP units. Taking into account the $181,000 payable to class counsel based on their expenses and the approximately $74,000 that was required to be returned to High River, a balance of $245,000 plus interest remained to be distributed to HRP unitholders other than High River. This amount was reduced by the administrative costs and expenses associated with returning this money to the HRP unitholders. The Company received its allocable share of the remaining escrow account balance of approximately $59,000 in February 2005.
      Other. The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel in Oklahoma City, Oklahoma and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel in Sarasota, Florida. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the final payment for the aforementioned promissory note was paid in December 2004.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the period.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the American Stock Exchange under the symbol of HWG. There were 661 stockholders of record as of March 18, 2005.
      The following table sets forth a two-year record, by quarter, of high and low closing prices on the American Stock Exchange.

	Years Ended December 31,

	2004		2003

Quarters	High	Low	High	Low

First	$39.30	$19.20	$6.60	$6.25
Second	51.00	28.00	17.00	6.50
Third	85.75	43.50	19.88	14.30
Fourth	120.50	82.05	20.95	17.51
      The Company did not pay cash dividends in 2004 or 2003. The closing price per share of the Common Stock on the American Stock Exchange on March 18, 2005 was $134.00.

Item 6.     Selected Financial Data

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Revenues	$137,280	$104,720	$84,770	$68,894	$73,852
Expenses	125,609	100,145	84,702	71,383	73,996

Operating income (loss)	11,671	4,575	68	(2,489)	(144)
Other income (loss):
Gain from disposition of HEC(a)	62,288	—	—	—	—
Other	2,918	2,390	2,940	(467)	35
Equity income (loss) from investments in energy affiliates	(9,901)	50	(187)	—	—
Interest expense	(1,197)	(1,636)	(1,392)	(3,116)	(4,284)

	54,108	804	1,361	(3,583)	(4,249)
Income (loss) from continuing operations before income taxes	65,779	5,379	1,429	(6,072)	(4,393)
Income tax expense (benefit)	11,079	1,725	1,435	1,658	(1,224)

Income (loss) from continuing operations	54,700	3,654	(6)	(7,730)	(3,169)
Income (loss) from discontinued operations, net of tax:
Income from real estate operations(b)	39,002	4,339	3,720	2,402	3,741
Income (loss) from hotel operations(c)	783	(568)	3,080	(1,521)	(8,265)
Income from energy operations(d)	—	—	—	11,134	2,826

	39,785	3,771	6,800	12,015	(1,698)

Income (loss) before cumulative effect of change in accounting principles	94,485	7,425	6,794	4,285	(4,867)
Income (loss) from cumulative effect of change in accounting principles(e)	—	—	568	(40)	—

Net Income (Loss)	$94,485	$7,425	$7,362	$4,245	$(4,867)

Income (Loss) from
Continuing Operations Per Common Share
Basic	$41.24	$2.68	$(0.04)	$(5.48)	$(2.26)
Assuming dilution	36.79	2.59	(0.02)	(5.48)	(2.26)
Net Income (Loss) Per Common Share
Basic	$71.24	$5.47	$5.37	$2.95	$(3.45)
Assuming dilution	63.55	5.30	5.19	2.95	(3.45)
Dividends Per Common Share	—	—	—	—	—
Weighted Average Shares Outstanding
Basic	1,326	1,347	1,361	1,420	1,425
Assuming dilution	1,487	1,390	1,415	1,420	1,425
Financial Condition
Total assets	$157,317	$83,554	$69,548	$77,567	$95,923
Loans and capital lease obligations	9,136	23,938	17,130	30,750	61,628
Redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
10% Debentures	—	6,569	6,625	6,677	6,725
Common stockholders’ equity	124,541	29,829	23,136	15,883	11,814

(a)	In December 2004, the Company sold its common stock investment in Hallwood Energy Corporation.

(b)	In July 2004, the Company sold its investment in Hallwood Realty Partners, L.P., which has been reclassified and reported as discontinued for all periods presented herein.

(c)	In December 2000, the Company decided to dispose of its hotel business segment and reclassified it as a discontinued operation; however, it retained a leasehold interest in one hotel which remained as a continuing asset. It was subsequently discontinued in December 2004; therefore, results for all hotels have been reclassified as discontinued for all periods presented herein.

(d)	In May 2001, the Company sold its investment in Former Hallwood Energy which had been reclassified and reported as a discontinued operation.

(e)	SFAS No. 142 became effective on January 1, 2002, which resulted in the Company recording income in 2002 of $568,000, which represented negative goodwill associated with the Company’s HRP investment. 2001 results included a loss from adoption of SFAS No. 133.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      General. Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. During 2004, the Company disposed of its interests in Hallwood Realty Partners, L.P., which constituted substantially all of its real estate activities, and Hallwood Energy Corporation, in connection with which it received total cash proceeds of approximately $123,000,000. After payment of debt and other obligations, at December 31, 2004, the Company held approximately $78,000,000 in cash and marketable securities. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue. In addition, the remaining energy entities will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and any new properties. Therefore, the Board of Directors is considering various proposals to enable the Company and its shareholders to best realize the value of the Company’s assets and businesses, which may include a return of capital to shareholders. No determinations have yet been made and there can be no assurance that any changes in the Company will result from the deliberations.
      Continuing Operations. The Company derives substantially all of its revenues from continuing operations from its Brookwood subsidiary, and, consequently, the Company’s success is highly dependent upon Brookwood’s success. In the long-run, Brookwood’s success will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the NAFTA, the WTO, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.
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

      The Company’s HPL subsidiary commenced operations in October 2004 as an operating and management company for the benefit of all energy affiliates. Direct costs are rebilled to the respective energy affiliate and indirect costs are rebilled on a pro rata basis.
      Discontinued Operations. The Company’s real estate activities were conducted primarily through the Company’s wholly owned subsidiaries. One of the subsidiaries served as the general partner of HRP, a publicly traded master limited partnership. Revenues were generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.
      On July 16, 2004, HRP was merged with a subsidiary of HRPT. As a result, HRP became a wholly-owned subsidiary of HRPT and was no longer a publicly traded limited partnership. The general partner interest in HRP was also sold to a HRPT subsidiary in a separate transaction and the management agreements for the properties were terminated. The Company no longer holds any interest in HRP. The Company received $66,119,000 for its investments in HRP and related assets.
      In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement. As of December 31, 2004 the Company has no further operations associated with the hotel segment.
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
      Revenue Recognition. Textile products sales are recognized upon shipment or release of product, when title passes to the customer. Brookwood provides allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical bad debt and claims experience and periodic evaluation of the aging of accounts receivable. If the financial condition of Brookwood’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and segregates the inventory from Brookwood’s inventory.
      Equity Method of Accounting. The Company accounts for its investments in various energy related entities and HRP using the equity method of accounting. The equity investments in HRP and HEC were sold in July 2004 and December 2004, respectively. The equity method is used because the Company has the ability to exercise significant influence over the operating and financial policies of each entity. The Company records its pro rata share of each entity’s net income (loss) adjusted for certain items, such as the elimination of intercompany profits, as well as a pro rata share of partners’ capital and stockholders’ equity transactions and comprehensive income (loss).
      Deferred Income Tax Asset. A deferred income tax asset is recognized for net operating loss and certain other tax carryforwards, tax credits and temporary differences, reduced by a valuation allowance, which is established when it is more likely then not that some portion or all of the asset will not be realized. The Company’s management is required to estimate taxable income for future years and to use its judgement to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Management considers various tax planning strategies, anticipated gains from the potential sale of investments and projected income from operations to determine the valuation allowance to be recorded. As a result of the significant income earned in 2004 and projected income in the future, management eliminated the valuation allowance during 2004.
      Impairment of Long-Lived Assets. The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of assets and result in an impairment charge. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the investment, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes, future rental and occupancy rates, and the level of expected operating expenses.
      Inventories. Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.
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
      Following the disposition of its real estate and hotel business segments, the Company determined that its financial statements should be changed from a segmented format to a classified format; therefore, substantial reclassifications have been made to all periods presented herein.
Results of Operations
      The Company reported net income of $94,485,000 for the year ended December 31, 2004, compared to $7,425,000 for 2003, and $7,362,000 for 2002.
      The Company reported income from continuing operations of $54,700,000 for 2004, compared to income of $3,654,000 for 2003 and a loss of $6,000 for 2002. Revenue from continuing operations was $137,280,000 for 2004, $104,720,000 for 2003 and $84,770,000 for 2002.

Revenues
      Textile products sales of $136,276,000 in 2004 increased by $31,556,000, or 30%, compared to $104,720,000 in 2003 which was an increase of $19,950,000, or 24%, compared to $84,770,000 in 2002. The increases were principally due to additional sales of specialty fabric to U.S. military contractors. Military sales accounted for $76,474,000, $46,231,000 and $25,098,000 in 2004, 2003 and 2002, respectively, which represented 56%, 44% and 30% of its sales.
      Brookwood had one customer that accounted for more than 10% of its net sales during the three years ended December 31, 2004. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2005. Sales to that customer were $53,149,000, $30,724,000 and $18,600,000 in 2004, 2003 and 2002, respectively.
      The Company’s HPL subsidiary commenced operations in October 2004 as an operating and management company for the benefit of all energy affiliates. Direct costs are rebilled to the respective energy affiliate and indirect costs are rebilled on a pro rata basis, the total of which was $1,004,000 for the three months ended December 31, 2004.

Expenses
      Textile products cost of sales increased $19,510,000 to $102,772,000, or 23%, in 2004. The 2003 cost of sales of $83,262,000 increased by $11,781,000, or 16%, compared to $71,481,000 in 2002. The increase in cost of sales was principally the result of the increased sales. The gross profit margin was 24.6%, 20.5% and 15.7% in 2004, 2003 and 2002, respectively. The improved gross profit margins resulted from the sales increase of specialty fabric to U.S. military contractors and improved manufacturing efficiencies.
      Administrative and selling expenses were comprised of the following:

	Years Ended December 31,

	2004	2003	2002

Textile products	$15,043	$14,787	$11,243
Corporate	6,792	2,096	1,978
Energy	1,002	—	—

Total	$22,837	$16,883	$13,221

      Textile products administrative and selling expenses of $15,043,000 for 2004 increased by $256,000, or 2%, from the 2003 amount of $14,787,000, which increased $3,544,000, or 32%, compared to the 2002 amount of $11,243,000. The 2004 increase was primarily attributable to higher royalty and payroll costs and costs associated with the implementation of the Sarbanes-Oxley Act of 2002. The 2003 increase was primarily attributable to royalties to Brookwood’s former joint venture partner in STA and payroll.
      Corporate administrative expenses were $6,792,000 for 2004, compared to $2,096,000 for 2003 and $1,978,000 for 2002. The 2004 expenses include increased professional fees, travel expenses and costs associated with the merger of HRP with HRPT, including costs of $2,465,000 associated with a plan to offer employment and pay retention bonuses to eight former Hallwood Realty employees to remain available for assisting in the winding up of HRP’s business and to assist the Company in the pursuit of new real estate opportunities in the future and executive bonuses associated with the disposition of HEC. The increase of $118,000, or 6%, in 2003 was primarily attributable to increased consulting and professional fees.
      Administrative costs for the Company’s HPL subsidiary were $1,002,000 for the three months ended December 31, 2004.
Other Income (Loss)
      The Company reported a gain from sale of investment in HEC of $62,288,000 in 2004. On December 15, 2004, HEC completed a merger to Chesapeake Energy Corporation for $292,000,000, subject to reduction for certain transaction costs, title discrepancies and other matters. After their adjustment and the repayment of certain loans and other obligations of HEC, the Company received cash proceeds totaling $55,788,000. The gain from sale exceeded the proceeds, due to the recording of equity losses from HEC operations which reduced the carrying value of the HEC investment below zero.
      Interest and other income was $1,536,000 in 2004, compared to $(27,000) in 2003 and $360,000 in 2002. The 2004 increase was due to realized and unrealized gains from investments in marketable securities and interest income earned on cash and cash equivalents. The 2002 amount included gain of $296,000 from the exercise of an option and sale of a marketable security.
      Amortization of deferred revenue in the amount of $1,007,000 in 2004, $2,417,000 in 2003 and $2,417,000 in 2002 was attributable to the noncompetition agreement associated with the sale of the Company’s investment in Former Hallwood Energy in May 2001. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The $7,250,000 cash payment was amortized over a three year period which ended in May 2004.
      In 1999, the Company entered into a separation agreement (“the Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in Former Hallwood Energy, all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter, or $125,000. These future cash payments were subject to termination in certain circumstances. The additional cost of the Separation Agreement recorded in 2002 in the amount of $1,000,000 represented future cash payments to the trust through the period ending December 2004. The Company had an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000. In June 2004, the Company exercised the option. The Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the remaining obligation over the $3,000,000 exercise price.
      Equity income (loss) from investments in energy affiliates relating to the Company’s pro rata share of income (loss) in the affiliates was comprised of the following:

	Years Ended December 31,

	2004	2003	2002

HEC	$(9,444)	$50	$(187)
HE III	(223)	—	—
HE II	(6)	—	—
Hallwood Exploration	(228)	—	—

Total	$(9,901)	$50	$(187)

      HEC, which was formed in 2002, commenced commercial production and sales of natural gas in February 2003. The Company’s proportionate share of HEC’s 2004 loss was principally attributable to compensation expense, in connection with the settlement of stock options concurrent with the completion of the merger and sale in December 2004.
      HE III commenced commercial production and sales of natural gas in June 2004, while HE II and Hallwood Exploration remain in the development stage.

      Interest expense was comprised of the following:

	Years Ended December 31,

	2004	2003	2002

Corporate	$799	$995	$850
Textile products	398	641	542

Total	$1,197	$1,636	$1,392

      Corporate interest expense principally relates to the Company’s Amended and Restated Credit Agreement, the former Term Loan and Revolving Credit Facility, and the 10% Debentures. Interest expense of $799,000 in 2004 decreased by $196,000, or 20%, due to the repayment of the Amended and Restated Credit Agreement in July 2004 and the redemption of the 10% Debentures in September 2004. Interest expense of $995,000 for 2003 increased by $145,000, or 17%, compared to 2002 interest of $850,000, primarily due to borrowings under the Amended and Restated Credit Agreement. Textile products interest expense principally relates to Brookwood’s Key Bank revolving credit facility. Fluctuations in interest expense year to year were principally due to changes in the average outstanding amounts.
      During 2000, Brookwood formed STA with an unrelated third party that is also in a textile-related industry. STA acquired the 50% ownership interest not owned by Brookwood in September 2002. Accordingly, STA became a wholly owned subsidiary in September 2002. Prior to the acquisition, Brookwood utilized the equity method of accounting for its investment in STA. Brookwood’s equity income from STA in 2002 was $1,163,000 (prior to acquisition). Since September 2002, the results of STA have been fully consolidated.
Income Taxes
      Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,

Continuing Operations	2004	2003	2002

Federal
Current	$10,390	$(5)	$15
Deferred	(900)	822	822

Sub-total	9,490	817	837
State
Current	1,783	908	598
Deferred	(194)	—	—

Sub-total	1,589	908	598

Total	$11,079	$1,725	$1,435

	Years Ended December 31,

Discontinued Operations	2004	2003	2002

Federal
Current	$1,207	$73	$35
Deferred	5,143	(5,307)	2,434

Sub-total	6,350	(5,234)	2,469
State	212	40	215

Total	$6,562	$(5,194)	$2,684

      During 2004, the Company utilized all of its available NOLs, depletion carryforwards and tax credits to offset taxable income. Accordingly, at December 31, 2004, the deferred tax asset is attributable solely to temporary differences which can be utilized to offset projected income from operations.

      Although the use of such carryforwards in 2004 to offset taxable income could have been limited under certain circumstances, the Company is not aware of the occurrence of any event which would have resulted in such limitations. In addition, utilization of NOLs in 2004 could have been limited if changes in the Company’s stock ownership had created a change of control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes no such changes have occurred.
      The Company recorded a federal current tax expense (benefit) of $10,390,000, $(5,000) and $15,000 from continuing operations for the three years ended December 31, 2004, respectively. The 2004 amount is attributable to significant taxable income, principally related to the sale of HEC. The Company recorded state tax expense from continuing operations of $1,589,000, $908,000 and $598,000 for the three years ended December 31, 2004. Although the Company reported significant taxable income in 2002, it incurred no federal alternative minimum tax, due to a change in the tax law affecting the calculation of the alternative minimum tax that expired in 2002.
      The Company recorded a federal deferred tax expense or (benefit) of $5,143,000 $(5,307,000) and $2,434,000 from discontinued operations for the three years ended December 31, 2004, respectively. The 2004 amount is attributable to significant taxable income offset by NOLs and tax credits, principally related to the sale of HRP.
Discontinued Operations — Real Estate
      A summary of discontinued real estate operations (through the date of sale) is provided below (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues
Fees
Related parties	$2,814	$4,838	$5,380
Other	247	238	287
Equity income (loss) from investments in HRP	(2,769)	(436)	1,428

	292	4,640	7,095

Expenses
Administrative expenses	877	1,564	1,819
Litigation costs	50	3,371	—
Amortization	—	560	672

	927	5,495	2,491

Income (loss) from operations	(635)	(855)	4,604
Gain from sale
Gain from sale of investments in HRP	52,703	—	—
Incentive compensation and transaction costs	(6,629)	—	—

	46,074	—	—

Income (loss) before income taxes	45,439	(855)	4,604
Income taxes
Current federal and state income tax expense	1,294	113	250
Deferred federal income tax expense (benefit)	5,143	(5,307)	634

	6,437	(5,194)	884

Income from discontinued real estate operations	$39,002	$4,339	$3,720

      Revenues. Real estate revenues of $292,000 for 2004, $4,640,000 for 2003 and $7,095,000 for 2002, include fee income and equity income (loss) from the Company’s investments in HRP.
      Fee income of $3,061,000 for 2004 decreased by $2,015,000, or 40%, compared to $5,076,000 for 2003. The 2003 fee income decreased by $591,000, or 10%, compared to $5,667,000 for 2002. The decrease in 2004 was principally due to the sale of HRP in July 2004. The decrease in 2003 was principally due to lower leasing fees which are cyclical in nature. The Company’s Hallwood Realty subsidiary was the general partner of HRP and earned an asset management fee and other fees from HRP properties, which amounted to $335,000 for 2004, $605,000 for 2003 and $618,000 for 2002. The Company’s HCRE subsidiary was responsible for day-to-day on-site property management at all of HRP’s properties and other properties it managed for third parties, for which HCRE received management fees, leasing commissions and certain other fees, which amounted to $2,479,000 for 2004, $4,233,000 for 2003 and $4,762,000 for 2002.
      The equity income (loss) from investments in HRP represents the Company’s pro-rata share of the net income (loss) reported by HRP, adjusted for the elimination of intercompany income. The Company recorded an equity loss of $2,769,000 for 2004, compared to a loss of $436,000 in 2003 and income of $1,428,000 for 2002. The 2004 decrease resulted principally from costs at HRP attributed to expenses associated with the settlement of unit options by HRP executives, employee severance costs, costs associated with the completion of the sale and resolution of litigation matters. The 2003 decrease resulted principally from HRP’s litigation costs and other costs associated with a tender offer for the HRP limited partner units by High River in 2003.
      Expenses. Real estate expenses of $927,000 for 2004, $5,495,000 for 2003 and $2,491,000 for 2002, include administrative expenses, litigation costs and amortization.
      Administrative expenses decreased by $687,000, or 44%, to $877,000 for 2004, compared to $1,564,000 for 2003. The 2003 expenses decreased by $255,000, or 14%, compared to $1,819,000 for 2002. The decrease in 2004 was principally due to the sale of HRP in July 2004. The 2003 decrease was primarily attributable to reduced payments of commissions associated with leasing income, which can vary significantly from year to year due to the transactional nature of the services.
      Litigation expense of $3,371,000 in 2003 represented the interest component of the judgment on remand in the Gotham Partners, L.P. vs. Hallwood Realty Partners, L.P. et al matter discussed in Note 20, net of the Company’s pro rata share of that amount which was recorded as income by HRP, and the Company’s share of attorneys’ fees paid by HRP to plaintiff’s attorneys recorded as expenses by HRP. Pursuant to the judgment on remand, the Company was required to pay a judgment of $2,988,000 plus pre-judgment interest of approximately $3,762,000. The Company paid $5,000,000 of the combined amount in August 2003. In May 2004, the Company made an additional payment of $1,877,000, including interest, in full satisfaction and obligation.
      Amortization expense of $-0-, $560,000 and $672,000 for each of the three years 2004, 2003 and 2002, respectively, related to Hallwood Realty’s general partner interest in HRP to the extent allocated to management rights, which was amortized over a ten year period and became fully amortized in October 2003.
      Gain from Sale of Investments in HRP. The gain from sale of investments in HRP of $52,703,000 resulted from the net proceeds of approximately $66,119,000 received in the merger less the carrying value of the investments in the general partnership and limited partnership interests of approximately $13,416,000.
      Incentive Compensation and Transaction Costs. In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company authorized an additional incentive compensation payment of $1,622,000 to Mr. William L. Guzzetti, the Company’s President, and payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. Transaction costs were $99,000.

Discontinued Operations — Hotels
      Dispositions. In December 2000, the Company decided to discontinue its hotel operations and dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosures or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties. As part of the planned disposition, the Company evaluated the operations and economic environment in which each of the hotels operated and in December 2001 and December 2000 recorded impairments to reduce hotel carrying values to estimated fair market values.
      As of June 2002, the Company completed the disposition of all four hotel properties it had previously designated as discontinued operations. The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. Effective December 31, 2004, the Company’s Brock Suites Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama. In connection with the lease termination, the remaining net assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. Operating results for the this hotel have been reclassified to discontinued operations for all years presented.
      A summary of the discontinued hotel operations for the three years ended December 31, 2004 is presented below (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenues
Gain from extinguishment of debt	$1,598	$—	$5,789
Sales	1,499	1,414	1,858

	3,097	1,414	7,647
Expenses
Operating expenses	1,987	1,799	2,046
Depreciation and amortization	188	115	117
Interest expense	10	37	242
Litigation and other disposition costs	5	31	362

	2,190	1,982	2,767

Income (loss) before income taxes	907	(568)	4,880
Income tax expense	124	—	1,800

Income (loss) from discontinued hotel operations	$783	$(568)	$3,080

      Revenues. In December 2004, the Company’s Brock Suites Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. The Company recognized a gain from extinguishment of debt of $1,598,000.
      In January 2002, with assistance and consent of the mortgage lender, the Company sold the GuestHouse Suites hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale. In connection with the sale, the parties entered into a loan modification and assumption agreement, which included a release that discharges the Company from any further loan obligation associated with the Tulsa hotel. The Company recognized a gain from extinguishment of debt of $2,552,000. In February 2002, the mortgage lender for the GuestHouse Suites hotel in Greenville, South Carolina obtained a court judgment of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the

Company and completed the foreclosure in June 2002. The Company recognized a gain from extinguishment of debt of $3,237,000.
      Hotel sales from the leased GuestHouse Suites Plus hotel in Huntsville, Alabama was $1,499,000 in 2004, compared to $1,414,000 in 2003 and $1,576,000 in 2002. The $85,000 increase, or 6%, in 2004 and the $162,000 decrease, or 10%, in 2003 were attributable to fluctuations in the occupancy level, partially offset by an increased average daily rate. Hotel sales in 2002 includes $282,000 from two GuestHouse Suites hotels that were disposed of during 2002.
      Expenses. Hotel expenses were $2,190,000 for 2004, $1,982,000 for 2003 and $2,767,000 in 2002.
      Hotel expenses include operating expenses, depreciation and interest costs associated with the GuestHouse Suites Plus hotel in Huntsville, Alabama, for the three years ended December 31, 2004 and include $324,000 in 2002 for the two Guesthouse Suites hotel that were disposed of during 2002. Operating expenses increased by $188,000, or 10%, to $1,987,000 in 2004, compared to $1,799,000 in 2003, and 2003 expenses decreased by $247,000, or 12%, from $2,046,000 in 2002. The increase in 2004 was principally due to higher repairs and maintenance expense at the Huntsville hotel and the decrease in 2003 was principally due to the disposition of the two hotels.
      Depreciation and amortization expense of $188,000, $115,000 and $117,000 for the three years ended December 31, 2004, respectively, relates to the Huntsville hotel. The increased expense in 2004 is due to the write-off of the carrying value of certain capitalized lease costs.
      The income tax expense of $124,000 in 2004 relates to the operating results and gain from extinguishment of debt from the GuestHouse Suites hotel in Huntsville, AL. The deferred tax charge of $1,800,000 in 2002 is associated with the gains from extinguishment of debt of the GuestHouse Suites hotels in Greenville, SC and Tulsa, OK.
      Interest expense was $10,000 for 2004, $37,000 for 2003 and $242,000 in 2002. The decrease in 2004 was due to the repayment of a loan payable, and the decrease in 2003 was due to the extinguishment of mortgage debt in 2002 upon disposition of the two hotels.
      Litigation and other disposition costs principally relate to legal fees and other expenses in connection with the dispositions and the resolution of the two litigation matters discussed above, including a loss provision of $247,000 in 2002 for the settlement costs. The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Holiday Inn and Embassy Suites hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and to issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters.
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
Liquidity and Capital Resources
      The Company’s cash position increased by $68,882,000 during 2004 to $71,767,000 as of December 31, 2004. The principal sources of cash were $59,488,000 from the sale of HRP and $55,788,000 from the sale of HEC . The principal uses of cash were $14,802,000 for net repayment of bank borrowings, $6,468,000 for the redemption of the 10% Debentures, $11,032,000 for investments in energy affiliates, $5,000,000 for investments in marketable securities and $3,361,000 for property plant and equipment.

      Following the sale of its investments in HRP and HEC, the Company operates principally in the textile products and energy business segments.
      Textiles. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity of January 2007. At December 31, 2004, Brookwood had $13,999,000 of unused borrowing capacity on its revolving line of credit facility. In the years ended December 31, 2004, 2003 and 2002, Brookwood made payments to the Company of $5,373,000, $1,987,000 and $250,000, respectively, under its tax sharing agreement and a cash dividend of $3,000,000 in 2004 and $600,000 in 2003. In March 2005, Brookwood made tax sharing and dividend payments of $1,748,000 and $2,500,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for all periods in 2004 and 2003. There were no significant capital requirements as of December 31, 2004.
      Energy. On December 15, 2004, HEC completed a merger with Chesapeake under which Chesapeake acquired HEC. The merger agreement provided for a total price of $292,000,000, which was subject to reduction for certain transaction costs, title discrepancies and other matters, and adjustments for changes in working capital. After these reductions and adjustments, Chesapeake paid a total of $277,100,000 at the closing, including debt owed by HEC. In addition, stockholders of HEC received a distribution of a receivable in the amount of $7,040,000 and the approximate $4,400,000 carrying value of HEC’s investment in its Hallwood SWD, Inc. subsidiary which were then contributed to HE III as an additional capital contribution. The amounts received by HEC stockholders were reduced by additional transaction costs. As a result, the Company received $55,788,000 from the transaction on December 15, 2004.
      The Company has invested $11,014,000, $1,997,000, and $3,500,000 in its various energy affiliates in 2004, 2003 and 2002, respectively, and $4,251,000 to date in 2005. The energy affiliates anticipate that substantial additional capital will be required over the next few years to complete projected property acquisition, exploration and development costs. As a result, the Company has projected up to $15,000,000 for additional capital investment in the energy affiliates for the remainder of 2005. The Company believes these contributions can be made from existing cash. The actual level of investment, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, and the availability of alternative sources of capital, such as loans from third parties.
Financial Covenants
      The Company’s former Amended and Restated Credit Agreement and 10% Debentures required compliance with various loan covenants and financial ratios, which, if not met, would have triggered a default. Additionally, Brookwood’s Key Working Capital Revolving Credit Facility requires compliance with various loan covenants and financial ratios, principally a debt service coverage ratio and a net worth ratio.
      Amended and Restated Credit Agreement and 10% Debentures. The Amended and Restated Credit Agreement and 10% Debentures were repaid in 2004. Prior to their repayment, the Company was in compliance with the covenants for both borrowings in 2004 and 2003.
      Key Working Capital Revolving Credit Facility. The principal ratios, as defined in the Key Working Capital Revolving Credit Facility as of December 31, 2004 and the end of the interim quarters in the year ended December 31, 2004 are provided below:

		Quarters Ended in 2004

Description	Requirement	December 31,	September 30,	June 30,	March 31,

EBITDA to total fixed charges	must exceed 1.15	1.41	1.28	1.62	1.71
Total debt to tangible net worth	must be less than 1.75	0.89	0.90	0.95	1.08
      Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility as of December 31, 2004 and for all interim periods during 2004.

Contractual Obligations and Commercial Commitments
      The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2004 (in thousands):

	Payments Due During the Year Ending December 31,

	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations
Long term debt	$347	$352	$8,258	$152	$27	—	$9,136
Operating leases	897	428	—	—	—	—	1,325

Total	$1,244	$780	$8,258	$152	$27	—	$10,461

	Amount of Commitment Expiration
	During the Year Ending December 31,

	2005	2006	2007	2008	2009	Thereafter	Total

Commercial Commitments
Employment contracts	$518	—	—	—	—	—	$518

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
New Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees.
      The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. Generally Accepted Accounting Principles after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method”. Under the modified prospective method, the Company must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, the Company must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.
      Management commenced its analysis of the impact of SFAS 123(R), but has not yet decided whether it will use the modified prospective method or elect to use the modified retrospective method, or whether it will elect to use straight line amortization or an accelerated method. Additionally, it cannot predict with reasonable certainty the number of options that will be unvested and outstanding on July 1, 2005. Accordingly, it cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that it probably will recognize a greater expense for any awards that it may grant in the future than we would using the current guidance.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flow.
Inflation
      Inflation did not have a significant impact on the Company in the three years ended December 31, 2004, and is not anticipated to have a material impact in 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company has no foreign operations, and it does not enter into financial instrument transactions for trading or other speculative purposes.
      The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company’s fixed rate and variable rate debt at December 31, 2004 (in thousands):

	Expected Maturities as of December 31,
							Fair
Debt Classification	2005	2006	2007	2008	2009	Total	Value

Fixed Rate	$347	$352	$281	$152	$27	$1,159	$1,118
Average Interest Rate	4.39%	4.37%	4.20%	3.84%	2.84%
Variable Rate	—	—	$7,977	—	—	$7,977	$7,977
Average Interest Rate	5.50%	5.50%	5.50%
      There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause a loss in income and cash flows of approximately $91,000 during 2005, assuming that outstanding debt remained at current levels.

Forward-Looking Statements
      In the interest of providing stockholders and debentureholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in “Item 1. Business — Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

Item 8.	Financial Statements and Supplementary Data
      The Company’s consolidated financial statements, together with the report of independent registered public accounting firm are included elsewhere herein. Reference is made to Item 15. “Financial Statements, Financial Statement Schedules and Exhibits”.

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
      In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communications from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In March 2005, the Company received communication from their independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required.
      Internal Controls. Other than the suggested improvements noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the “Proxy Statement”) under the heading “Election of Directors,” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004. Additional information concerning the executive officers of the Company is included under “Item 1. Business — Executive Officers of the Company”.

Item 11.	Executive Compensation
      Information with respect to executive compensation is contained in the Proxy Statement under the headings “Executive Compensation,” “Compensation of Directors” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table provides information as of December 31, 2004 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the 1995 Stock Option Plan, as amended:

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Available for Future
	to Be Issued	Weighted-average	Issuance Under Equity
	Upon Exercise of	Exercise Price of	Compensations Plans,
	Outstanding Options,	Outstanding Options,	Excluding Securities
Plan Category	Warrants and Rights(1)	Warrants and Rights	Reflected in First Column

Equity compensation plans approved by stockholders	204,000	$12.23	40,800
Equity compensation plans not approved by stockholders	—	—	—

Total	204,000	$12.23	40,800

(1)	The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Board of Directors in its discretion may make adjustments, as appropriate, in connection with any transaction.
      Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference. Information regarding equity compensation plans are contained in the Proxy Statement under the heading “Executive Compensation”.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is contained in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      Information concerning principal auditor fees and services is contained in the Proxy Statement under the heading “Audit Fees and Pre-Approval Policy” and such information is incorporated herein by reference.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits
      Reference is made to the “Index to Financial Statements and Schedules” appearing after the signature page hereof.
      1. Financial Statements.

Included in Part II, Item 8. of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations, Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income, Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows, Years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
      2. Financial Statement Schedules.

Independent Registered Public Accounting Firm’s Report on Schedules

I. Condensed Financial Information of Registrant

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.
      3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, File No. 33-63709.

3.2		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.

*10	.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

10.2		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*10	.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly- compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

10.5		—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10	.6	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

10.7		—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.8		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $1,000,000.00, dated as of September 29, 2000, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 9.37%, due September 29, 2005, is incorporated herein by reference to exhibit 10.19 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.

10.9		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.

10.10		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.

10.11		—	Subordinated Secured Promissory Note, dated September 28, 2002, Between Strategic Technical Alliance, LLC, as Maker, and Burlington Industries, Inc., as Holder, in the amount of $685,695, payable in eight quarterly installments beginning January 31, 2003, is incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.

10.12		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.13	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.14	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10	.15	—	Amended 1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated by reference to Annex B of the Company’s Proxy Statement, as filed on April 18, 2001, File No. 001-08303.

*10	.16	—	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated, filed herewith.

*10	.17	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, filed herewith.

*10	.18	—	Brookwood Companies Incorporated Stock Option Plan, dated June 12, 1989, as amended April 5, 1993 and May 3, 1999, filed herewith.

*10	.19	—	Form of Stock Option Agreement to The Brookwood Companies Incorporated Stock Option Plan, filed herewith.

21		—	Active subsidiaries of the Registrant as of February 28, 2005, filed herewith.

23.1		—	Independent Registered Public Accounting Firm’s Consent, dated March 30, 2005, filed herewith.

31.1		—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2		—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Hallwood Group Incorporated

By:	/s/ Melvin J. Melle

Melvin J. Melle
Vice President — Finance
(Principal Financial and Accounting Officer)
          Dated: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 30th day of March 2005.

/s/ Melvin J. Melle (Melvin J. Melle)	Vice President — Finance (Principal Financial and Accounting Officer)

/s/ Anthony J. Gumbiner (Anthony J. Gumbiner)	Director and Chairman of the Board (Principal Executive Officer)

/s/ Charles A. Crocco, Jr. (Charles A. Crocco, Jr.)	Director

/s/ A. Peter Landolfo (A. Peter Landolfo)	Director

/s/ M. Garrett Smith (M. Garrett Smith)	Director

/s/ J. Thomas Talbot (J. Thomas Talbot)	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Directors of
The Hallwood Group Incorporated
      We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
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
March 30, 2005

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$71,767	$2,885
Marketable securities	6,100	—
Accounts receivable
Trade and other	25,340	18,474
Related parties	165	132
Inventories	23,581	21,222
Deferred income tax	2,213	—
Prepaids, deposits and other assets	1,314	437

	130,480	43,150
Noncurrent Assets
Investments in energy affiliates	12,491	5,360
Property, plant and equipment, net	11,070	9,372
Deferred income tax	2,444	1,362
Other assets	503	372

	26,508	16,466
Discontinued Operations
Real estate	329	23,616
Hotels	—	322

	329	23,938

Total Assets	$157,317	$83,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,095	$10,192
Accrued expenses and other current liabilities	5,722	3,376
Income taxes payable	1,167	543
Related party payables	490	1,827
Current portion of loans and capital lease obligations	347	2,631

	22,821	18,569
Noncurrent Liabilities
Long term portion of loans and capital lease obligations	8,789	21,307
Redeemable preferred stock	1,000	1,000
10% Collateralized Subordinated Debentures	—	6,569
Separation Agreement obligation	—	3,500
Deferred revenue — noncompetition agreement	—	1,007

	9,789	33,383
Discontinued Operations
Real estate	166	493
Hotels	—	1,280

	166	1,773

Total Liabilities	32,776	53,725
Contingencies and Commitments
Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,103 shares in both years; outstanding 1,326,343 shares in both years	240	240
Additional paid-in capital	54,792	54,430
Retained earnings (deficit)	85,443	(9,042)
Accumulated other comprehensive income	—	135
Treasury stock, 1,069,760 shares in both years; at cost	(15,934)	(15,934)

Total Stockholders’ Equity	124,541	29,829

Total Liabilities and Stockholders’ Equity	$157,317	$83,554

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues
Textile products sales	$136,276	$104,720	$84,770
Administrative fees from energy affiliates	1,004	—	—

	137,280	104,720	84,770

Expenses
Textile products cost of sales	102,772	83,262	71,481
Administrative and selling expenses	22,837	16,883	13,221

	125,609	100,145	84,702

Operating income	11,671	4,575	68
Other Income (Loss)
Gain from disposition of HEC	62,288	—	—
Interest and other income (expense)	1,536	(27)	360
Amortization of deferred revenue noncompetition agreement	1,007	2,417	2,417
Separation Agreement income (expense)	375	—	(1,000)
Interest expense	(1,197)	(1,636)	(1,392)
Equity income (loss) from investments in energy affiliates	(9,901)	50	(187)
Equity income from investment in textile affiliate	—	—	1,163

	54,108	804	1,361

Income from continuing operations before income tax	65,779	5,379	1,429
Income tax expense	11,079	1,725	1,435

Income (loss) from continuing operations	54,700	3,654	(6)
Income (loss) from discontinued operations, net of tax
Real estate	39,002	4,339	3,720
Hotels	783	(568)	3,080

	39,785	3,771	6,800

Income before cumulative effect of change in accounting principle	94,485	7,425	6,794
Income from cumulative effect of change in accounting principle	—	—	568

Net Income	94,485	7,425	7,362
Cash dividend on redeemable preferred stock	—	(50)	(50)

Net Income Available to Common Stockholders	$94,485	$7,375	$7,312

Per Common Share
Basic
Income (loss) from continuing operations after preferred dividends	$41.24	$2.68	$(0.04)
Income from discontinued operations, net of tax	30.00	2.79	4.99
Income from cumulative effect of change in accounting principle	—	—	0.42

Net income available to common stockholders	$71.24	$5.47	$5.37

Assuming Dilution
Income (loss) from continuing operations after preferred dividends	$36.79	$2.59	$(0.02)
Income from discontinued operations, net of tax	26.76	2.71	4.81
Income from cumulative effect of change in accounting principle	—	—	0.40

Net income available to common stockholders	$63.55	$5.30	$5.19

Weighted Average Shares Outstanding
Basic	1,326	1,347	1,361

Assuming Dilution	1,487	1,390	1,415

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Years Ended December 31,

	2004	2003	2002

Net Income	$94,485	$7,425	$7,362
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income from equity investments:
Sale of real estate investments	(105)	—	—
Amortization of interest rate swap	(30)	(56)	(59)

	(135)	(56)	(59)

Comprehensive Income	$94,350	$7,369	$7,303

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002, 2003 and 2004
(Amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other	Treasury Stock		Total
			Paid-In	Earnings	Comprehensive			Stockholders’
	Shares	Par Value	Capital	(Deficit)	Income	Shares	Cost	Equity

Balance, January 1, 2002	2,396	$240	$54,452	$(23,729)	$250	1,035	$(15,330)	$15,883
Net income				7,362				7,362
Pro rata share of partners’ capital
Transactions from equity investments:
Amortization of interest rate swap					(59)			(59)
Cash dividend on preferred stock				(50)				(50)

Balance, December 31, 2002	2,396	240	54,452	(16,417)	191	1,035	(15,330)	23,136
Net income				7,425				7,425
Purchase of treasury stock						35	(604)	(604)
Pro rata share of partners’ capital
Transactions from equity investments:
Exercise of stock options			(22)					(22)
Amortization of interest rate swap					(56)			(56)
Cash dividend on preferred stock				(50)				(50)

Balance, December 31, 2003	2,396	240	54,430	(9,042)	135	1,070	(15,934)	29,829
Net income				94,485				94,485
Pro rata share of partners’ capital
Transactions from equity investments:
Sale of real estate investments			362		(105)			257
Amortization of interest rate swap					(30)			(30)

Balance, December 31, 2004	2,396	$240	$54,792	$85,443	$—	1,070	$(15,934)	$124,541

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash Flows From Operating Activities
Net income	$94,485	$7,425	$7,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from sale of HEC	(62,288)	—	—
Equity income/loss from investments in energy affiliates	9,901	(50)	187
Investments in marketable securities	(5,000)	—	—
Payment to exercise option of Separation Agreement	(3,000)	—	—
Depreciation, amortization and impairment	1,870	2,175	2,162
Deferred tax expense (benefit)	(1,094)	822	822
Amortization of deferred revenue — noncompetition agreement	(1,007)	(2,417)	(2,417)
Unrealized income from investments in marketable securities	(944)
Gain from extinguishment of Separation Agreement	(375)	—	—
Amortization of deferred gain from debenture exchange	(101)	(56)	(52)
Increase (decrease) in accounts payable	4,903	1,101	(2,730)
Increase in accrued expenses and other current liabilities	3,460	1,716	975
(Increase) decrease in accounts receivable	(6,899)	(2,695)	5,659
(Increase) decrease in inventories	(2,359)	(2,337)	(391)
Equity income from textile products joint venture	—	—	(1,163)
Income from cumulative effect of change in accounting principle	—	—	(568)
Increase (decrease) in other assets and liabilities	(821)	602	1,157
Discontinued operations:
Gain from sale of investments in HRP, net	(46,074)	—	—
Deferred tax expense	5,143	(5,307)	2,434
Equity income/loss from investments in HRP	2,769	436	(1,428)
Payment of litigation judgement to HRP	(1,877)	—	—
Gain from extinguishment of hotel debt	(1,598)	—	(5,789)
Increase in accrued litigation expense to HRP	50	—	—
Net change in other real estate and hotel assets and liabilities	190	890	456

Net cash provided by (used in) operating activities	(10,666)	2,305	6,676

Cash Flows From Investing Activities
Proceeds from sale of investment in HEC, net	55,788	—	—
Investment in energy affiliates	(11,032)	(1,997)	(3,500)
Investments in property, plant and equipment, net	(3,361)	(1,561)	(950)
Textile products business acquisition	—	—	(1,000)
Discontinued operations:
Proceeds from sale of investments in HRP, net	59,488	—	—
Investment in leased hotel property	(65)	(13)	—
Investment in HRP partnership interests	—	(3,037)	—

Net cash provided by (used in) investing activities	100,818	(6,608)	(5,450)

Cash Flows From Financing Activities
Proceeds from loans	6,963	8,972	4,714
Repayment of loans and capital lease obligations	(21,765)	(2,413)	(7,433)
Redemption of 10% Debentures	(6,468)	—	—
Purchase of common stock for treasury	—	(604)	—
Deferred loan costs	—	(94)	(86)
Cash dividend on preferred stock	—	(50)	(50)

Net cash provided by (used in) financing activities	(21,270)	5,811	(2,855)

Increase (Decrease) in Cash and Cash Equivalents	68,882	1,508	(1,629)
Cash and Cash Equivalents, Beginning of Year	2,885	1,377	3,006

Cash and Cash Equivalents, End of Year	$71,767	$2,885	$1,377

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies
      Continuing Operations. The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation, is a holding company that operates in the textile products and the energy business segments. The Company’s former real estate and hotel business segments have been reclassified as discontinued operations.
      Textile products operations are conducted through the Company’s wholly owned Brookwood Companies Incorporated (“Brookwood”) subsidiary. Brookwood, which was formed in 1989 to acquire certain assets and assume certain liabilities of a nylon textile converting and finishing company, is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood’s subsidiary, Strategic Technical Alliance, LLC (“STA”) markets advanced breathable, waterproof laminate fabrics primarily for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.
      Since January 2002, the Company has invested approximately $20,700,000 in private energy affiliates. The principal affiliates are Hallwood Energy Corporation (“HEC”), Hallwood Energy II, L.P. (“HE II”), Hallwood Energy III, L.P. (“HE III”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company has an interest of between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounts for the investments using the equity method of accounting. These private energy companies are or have been principally involved in drilling of wells in the Barnett Shale formation of Johnson County, Texas and surrounding counties and conducting a 3-D seismic survey over optioned land in South Louisiana to determine if further oil and gas exploratory activity is warranted. Certain of the Company’s officers and directors are investors in and hold stock options and/or profit interests in the energy affiliates.
      Energy operations are conducted through the Company’s wholly owned Hallwood Petroleum, LLC (“HPL”) subsidiary, which commenced operations on October 1, 2004 as an operating and management company for the benefit of all energy affiliates. Previously, each energy affiliate conducted its own business operations independently.
      Discontinued Operations. The Company’s real estate activities were conducted primarily through the Company’s wholly owned subsidiaries. Hallwood Realty, LLC (“Hallwood Realty”) served as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a publicly traded master limited partnership. Hallwood Commercial Real Estate, LLC (“HCRE”) served as property manager. Revenues were generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.
      In April 2004, HRP announced that it and certain of its affiliates had entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with HRPT Properties Trust (“HRPT”), pursuant to which HRP would merge with a subsidiary of HRPT. The merger and sale were completed on July 16, 2004. As a result, HRP became a wholly-owned subsidiary of HRPT and was no longer a publicly traded limited partnership. The general partner interest in HRP was also sold to a HRPT subsidiary in a separate transaction. The Company no longer holds any interest in HRP. The Company received $66,119,000 for its interests in HRP.
      In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement. As of December 31, 2004 the Company has no further operations associated with the hotel segment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries:

Brock Suite Greenville, Inc. (until October 2004)
Brock Suite Hotels, Inc.
Brock Suite Huntsville, Inc. (until December 2004)
Brock Suite Tulsa, Inc. (until October 2004)
Brookwood Companies Incorporated and subsidiaries
HCRE California, Inc.
HSC Securities Corporation
HWG, LLC
HWG 95 Advisors, Inc. (until September 2004)
HWG 98 Advisors, Inc (until September 2004)
HWG Holding One, Inc.
HWG Holding Two, Inc.
HWG Realty Investors, LLC
Hallwood Commercial Real Estate, LLC
Hallwood Investment Company
Hallwood Petroleum LLC (from October 2004)
Hallwood Realty, LLC
      The Company fully consolidates all of the above subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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
      The Company utilizes the equity method of accounting for investments in non-consolidated affiliates, since the Company exercises significant influence over their operating and financial policies.

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
      Depreciation of fee-owned hotel properties was computed on the straight-line method over a period of 20 to 25 years for buildings, 5 to 20 years for improvements, and 3 to 10 years for furniture and equipment. The Company completed the disposition of its fee-owned hotels in 2002. Depreciation and amortization of the hotels held for sale were discontinued in January 2001. Amortization of hotel leasehold interests was computed on the straight-line method over the remaining lease term and varied from 6 to 10 years. The one remaining leasehold interest, which had earlier been written down to a new cost basis at December 31, 2000, was being amortized on the straight line basis over 4 years prior to the termination of the lease in December 2004.
      The excess of the Company’s share of the underlying equity in the net assets of HRP over its investment was amortized on a straight line basis over a period of 19 years. Such amortization was discontinued, effective January 1, 2002, upon the adoption of Statement of Financial Accounting Standards No. 142 -“Goodwill and Other Intangibles” (“SFAS No. 142”). The effect of adopting SFAS No. 142 resulted in the recording of income from cumulative effect of a change in accounting principle of $568,000, which represented the unamortized amount of negative goodwill associated with the Company’s equity investment in HRP.

Income Taxes
      The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences and the amount of net operating loss carryforwards and tax credits reduced by a valuation allowance as considered appropriate. Provision is made for deferred taxes relating to temporary differences in the recognition of income and expense for financial reporting.

Inventories
      Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market.

Cash and Cash Equivalents
      The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities
      Marketable securities are classified as “trading” and are carried at fair value on the balance sheet. Unrealized gains and losses are included in continuing operations.

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

Stock-Based Compensation
      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of stock-based compensation, including options. The Company has elected, as provided by SFAS No. 123, not to recognize employee stock-based compensation expense as calculated under SFAS No. 123, but has recognized such expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As all of the options are fully vested, there would be no difference between the historical operations and pro forma operations for each of the three years ended December 31, 2004 had the expense provisions of SFAS No. 123 been adopted.

Other Comprehensive Income
      Other comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income and reflected as a component of stockholders’ equity. The Company records a pro-rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting.

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

Derivatives
      The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company does not directly have any derivative instruments, however HRP did have such instruments. Accordingly, the Company recorded its proportional share of any impact of these instruments in accordance with the equity method of accounting.
      HRP had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative, were recognized in other comprehensive income until the hedged

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
item was recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings.

Per Common Share Calculations
      Basic income per share was computed by dividing net income available to common stockholders by the weighted average shares outstanding.
      Income per common share assuming dilution was computed by dividing net income available to common stockholders, adjusted for the interest expense (net of tax) of the convertible loan and by the weighted average of shares and potential shares outstanding.
      Convertible loans are considered to be potential common shares. The number of potential common shares from assumed loan conversion is computed using the “if-converted method” for the period during which the loans are outstanding. Stock options are also considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the “treasury stock method”.

Reclassifications
      Following the disposition of its real estate and hotel business segments, the Company determined that its financial statements should be changed from a segmented format to a classified format, therefore, substantial reclassifications have been made to all periods presented herein.

New Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees.
      The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. Generally Accepted Accounting Principles after June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method”. Under the modified prospective method, the Company must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, the Company must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.
      Management commenced its analysis of the impact of SFAS 123(R), but has not yet decided whether it will elect the modified prospective method or the modified retrospective method, or whether it will elect the straight line amortization or an accelerated method. Additionally, it cannot predict with reasonable certainty the number of options that will be unvested and outstanding on July 1, 2005. Accordingly, it cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that it probably will recognize a greater expense for any awards that it may grant in the future than we would using the current guidance.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
previous guidance, paragraph 5 of ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flow.
Note 2 — Cash and Cash Equivalents
      Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	December 31,

	2004	2003

Cash	$675	$1,323
Cash equivalents	71,092	1,562

Total	$71,767	$2,885

      Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), government securities and interest-bearing demand deposits.

Note 3 —	Inventories
      Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,

	2004	2003

Raw materials	$8,353	$5,087
Work in progress	6,883	6,480
Finished goods	9,446	10,538

	24,682	22,105
Less: Obsolescence reserve	(1,101)	(883)

Total	$23,581	$21,222

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Property, Plant and Equipment
      Property, plant and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Machinery and equipment	$15,743	$15,171
Buildings and improvements	4,935	4,672
Office furniture and equipment	4,672	3,436
Construction in progress	1,338	514
Leasehold improvements	449	407
Land	391	391

	27,528	24,591
Less: Accumulated depreciation	(16,458)	(15,219)

Total	$11,070	$9,372

Note 5 — Operations of Brookwood Companies Incorporated
      Receivables. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor without recourse, subject to a commission of 0.7% and the factor’s prior approval. Commissions paid to the factors were approximately $615,000, $479,000 and $297,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Factor receivables were $19,818,000 and $15,120,000 at December 31, 2004 and 2003, which were net of an allowance for doubtful accounts of $94,000 and $100,000, respectively.
      Trade receivables were $5,352,000 and $3,284,000 at December 31, 2004 and 2003, which were net of an allowance for doubtful accounts of $253,000 and $509,000, respectively.
      Strategic Technical Alliance, LLC. During 2000, Brookwood formed STA with an unrelated third party that is also in a textile related industry, principally to produce advanced, breathable, waterproof laminate materials for military applications. In September 2002, STA acquired the 50% ownership interest not owned by Brookwood for $1,000,000 in cash, the issuance of a $596,000 promissory note and royalty payments for three years based upon production under a specified contract. Accordingly, STA became a wholly owned subsidiary of Brookwood in September 2002. For the first three quarters of 2002, Brookwood accounted for its investment under the equity method of accounting. Since that date, the results of STA have been fully consolidated.
      The following table sets forth summarized financial data of STA for the nine months ended September 30, 2002 (in thousands):

Statement of Operations Data
Revenue	$15,380
Net income	2,429
      Sales Concentration. Brookwood had one customer that accounted for more than 10% of its net sales during 2004, 2003 and 2002. The relationship with the customer is ongoing and Brookwood expects to maintain comparable sales volumes with that customer in 2005. Sales to that customer were $53,149,000, $30,724,000 and $18,600,000 in 2004, 2003 and 2002, respectively.
      Stockholder’s Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend par share, redeemable preferred stock and all of its 10,000,000 outstanding

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares of common stock. At December 31, 2004 cumulative dividends in arrears on the preferred stock amounted to approximately $21,000,000.
      Brookwood has a stock option plan which terminates on May 2, 2009. The total number of Brookwood’s, $0.01 per value value, shares of common stock that may be purchased pursuant to the exercise of options granted under the plan shall not exceed 2,500,000 in the aggregate. The exercise price shall be the fair market value determined by Brookwood’s board of directors on the date of the grant. At December 31, 2004 there were 287,500 options outstanding, all with an exercise price of $0.10 per share and all of which were fully vested.

Note 6 —	Investment in Energy Affiliates
      Investments in energy affiliates as of the balance sheet dates were as follows (in thousands):

Hallwood Energy Corporation

	Amount at Which
	Carried at		Equity Income (Loss) for
	December 31,		Years Ended December 31,

Description of Investment	2004	2003	2004	2003	2002

Hallwood Energy Corporation
Common stock	—	$5,360	$(9,444)	$50	$(187)

      The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss), stockholder’s equity transactions and comprehensive income (loss) adjustments, if any. Certain of the Company’s officers and directors were investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, had stock options in HEC. The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003. As of December 15, 2004, HEC had drilled or was in the process of drilling 46 wells in the Barnett Shale Formation of Johnson County, Texas. Forty-one wells were producing, one well was plugged and abandoned, one well was being drilled and two wells were in various stages of completion and/or connection to the gathering system. Additionally, HEC through its subsidiary Hallwood SWD, Inc., had completed one commercial saltwater disposal well and completed a disposal facility that went into operation in April 2004. In June 2004, HEC sold to HEC III approximately 15,000 net acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the sale was to a related entity, for accounting purposes the assets were treated as being transferred to HEC III at net carrying value of $1,232,000 and no gain or loss was reported from the transaction. HEC III limited partnership interests are owned in identical proportion to the common share ownership of HEC. Natural gas production in December 2004 was up to 20 million cubic feet per day, net to HEC’s interest and HEC was transporting third party gas of approximately three million cubic feet per day. As of December 1, 2004, HEC held oil and gas leases covering approximately 18,000 gross and 16,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas.
      The Company’s proportionate share of HEC’s 2004 loss was principally attributable to compensation expense in connection with the settlement of stock options concurrent with the completion of the merger and sale in December 2004.
      Loan Participation Agreement. In September 2004, the Company entered into a $6,000,000 pari passu Loan Participation Agreement in connection with HEC’s $36,000,000 loan facility. The Company advanced $2,000,000 to HEC under the Loan Participation Agreement in September 2004 and the remainder of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4,000,000 in October 2004. The loan was fully repaid in December 2004. The Company earned $159,000 in interest and fees from the loan in 2004.
      Sale of HEC. On December 15, 2004, HEC completed a merger with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), under which Chesapeake acquired HEC. The merger agreement provided for a total price of $292,000,000, which was subject to reduction for certain transaction costs, title discrepancies and other matters, and adjustments for changes in working capital. After these reductions and adjustments, Chesapeake paid a total of $277,100,000 at the closing, including debt owed by HEC, and management of HEC anticipated that an additional amount would be paid upon final calculation of working capital. In addition, the stockholders of HEC received a distribution of debt payable by HE III to its lender in a total amount of $7,040,000, which was then contributed to HE III as an additional capital contribution, and the entity that holds the Worthington salt water disposal well. The amounts received by HEC stockholders were reduced by additional transaction costs.
      Accordingly, in exchange for its interest in HEC, the Company received a cash payment of $53,793,000 on December 15, 2004 and expects to receive an additional amount in 2005. The Company also received its proportionate share of the HE III debt in the amount of $1,995,000, which it contributed to HE III as an additional capital contribution. The Company also received its proportionate interest in Hallwood SWD, Inc., the entity that owns the Worthington saltwater disposal well, with a carrying value of approximately $1,250,000, which it contributed to HE III as an additional capital contribution.

Hallwood Energy III, L.P.

	December 31, 2004		Amount at Which
			Carried at		Equity Income (Loss) for the
		Cost or	December 31,		Years Ended December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2004	2003	2004	2003	2002

Hallwood Energy III, L.P.
— Limited partner interest	—	$9,182	$8,959	—	$(223)	—	—

      The Company owns approximately 28% (22% after consideration of profit interests) of HE III. It accounts for this investment using the equity method of accounting and records its pro rata share of HE III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any. In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In June 2004, HE III acquired from HEC approximately 15,000 acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, for accounting purposes the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000. During July 2004, HE III entered into an agreement with Chesapeake, which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 45% interest in its lease holdings to Chesapeake, which in turn assigned a 55% interest in its lease holdings to HE III. Under the joint operating agreement between the two entities, HE III has been designated as operator for all future development. HE III commenced commercial production and sales of natural gas in June 2004. In December 2004, $1,995,000 was contributed directly to HE III as an additional capital investment, which was a portion of the Company’s proceeds from the sale of HEC. In addition, its proportionate share of HEC’s investment in its Hallwood SWD, Inc. subsidiary, with a carrying value of approximately $1,250,000, was contributed to HE III as an additional capital investment in December 2004. In March 2005, the Company funded an additional $4,251,000. As of March 1, 2005, HE III has drilled, acquired or is in the process of drilling 22 wells in the Barnett Shale formation in Johnson County, Texas. Seventeen wells are producing, two wells are being drilled, two wells are in the completion process and one well is a saltwater disposal well. As of March 1, 2005, HE III holds oil and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
gas leases covering approximately 27,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas. Natural gas production was approximately 8.8 million cubic feet per day, net to HE III’s interest. Certain of the Company’s officers and directors are investors in HE III. In addition, individual members of management of HE III, including one director and officer and one officer of the Company, hold a profit interest in HE III.
      The following table sets forth summarized financial data of HE III as of and for the year ended December 31, 2004 (in thousands):

Balance Sheet Data
Oil and gas properties, net	$28,028
Total assets	40,499
Total liabilities	18,370
Partners’ capital	22,129
Statement of Operations Data
Revenue	$3,085
Net loss	(788)

Hallwood Energy II, L.P.

	December 31, 2004		Amount at Which
			Carried at		Equity Income (Loss) for the
		Cost or	December 31,		Years Ended December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2004	2003	2004	2003	2002

Hallwood Energy II, L.P.
— Limited partner interest	—	$2,430	$2,424	—	$(6)	—	—

      The Company owns approximately 24% (19% after consideration of profit interests) of HE II. It accounts for this investment using the equity method of accounting and records its pro rata share of HE II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any. In September 2004, the Company invested $2,430,000 in HE II, which was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. As of March 1, 2005, HE II holds oil and gas leases covering approximately 1,400 gross and 1,300 net acres of undeveloped leasehold. There has been no drilling activity to date. Certain of the Company’s officers and directors are investors in and hold a profit interest in HE II.

Hallwood Exploration, L.P.

	December 31, 2004		Amount at Which
			Carried at		Equity Income (Loss) for the
		Cost or	December 31,		Years Ended December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2004	2003	2004	2003	2002

Hallwood Exploration, L.P.
— Limited partner interest	—	$1,318	$1,090	—	$(228)	—	—

      The Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Exploration’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any. In 2004, the Company invested $1,318,000 in Hallwood Exploration, which was formed to develop an oil and gas opportunity in South Louisiana. Hallwood Exploration has acquired seismic lease options over approximately 28,000 acres, and will conduct a 3-D seismic survey over the optioned land in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 to determine if further oil and gas exploratory activity is warranted. Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration, including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

Hallwood Petroleum, LLC
      The Company’s HPL subsidiary commenced operations in October 2004 as an operating and management company for the benefit of all energy affiliates. Direct costs are rebilled to the respective energy affiliate and indirect costs are rebilled on a pro rata basis.

Other
      The Company has invested nominal amounts in other affiliated entities which serve as general partners for the energy affiliates.

Note 7 —	Loans and Capital Lease Obligations
      Loans and capital lease obligations at the balance sheet dates are as follows (in thousands):

	December 31,

	2004	2003

Textile Products
Bank Debt
Revolving credit facility, prime + 0.25% or Libor + 1.75% - 3.00%, due January 2007	$7,977	$10,000
Equipment term loans, 2.84% - 5.60% interest, due at various dates from October 2005 through February 2009	1,149	1,483
Acquisition credit facility, prime + 1.00% or Libor + 3.25%	—	1,000

	9,126	12,483
Subordinated secured promissory note, prime rate, repaid July 2004	—	135
Subordinated secured promissory note, non-interest bearing, repaid February 2005	10	253

Sub-total	9,136	12,871
Other
Bank Debt
Special Purpose Credit Facility, prime + 0.50% or Libor + 3.25%, but not less than 4.25%, repaid July 2004	—	5,000
Revolving credit facility, prime + 0.50% or Libor + 3.25%, repaid July 2004	—	4,000
Term loan, 7% fixed, repaid July 2004	—	1,338

	—	10,338
Capital lease obligations, 12.18% fixed, repaid June 2004	—	563
Promissory note, non-interest bearing, repaid December 2004	—	166

Sub-total	—	11,067

Total	9,136	23,938
Less: Current portion	(347)	(2,631)

Noncurrent portion	$8,789	$21,307

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Textile Products
      Revolving Credit Facility. The Company’s Brookwood subsidiary had a revolving credit facility in an amount up to $17,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Availability for direct borrowings and letter of credit obligations under the Key Working Capital Revolving Credit Facility were limited to the lesser of the facility amount or the borrowing base as defined in the agreement. Borrowings were collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.
      The Key Working Capital Revolving Credit Facility had a maturity date of January 2, 2004, bore interest at Brookwood’s option of prime plus 0.25% or Libor + 1.75% to 3.00% (variable depending on compliance ratios), contained various covenants, including maintenance of certain financial ratios and restrictions on dividends and repayment of debt or cash transfers to the Company.
      This facility was renewed in January 2004 and increased to $22,000,000 with a maturity date of January 2007. The interest rate was 5.00% at December 31, 2004. The outstanding balance was $7,977,000 at December 31, 2004 and Brookwood had approximately $13,999,000 of borrowing base availability.
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
      Equipment Term Loans. The Key Working Capital Revolving Credit Facility provided for a $2,000,000 equipment revolving credit line. The facility bore interest at Libor plus 2.75%. In May 2000, Brookwood borrowed $1,000,000 under this credit line, which was converted into a term loan, at a fixed rate of 9.37%, with a maturity date of October 2005. This term loan was repaid in the 2004 third quarter. In February and December 2002, Brookwood borrowed an additional $542,000 and $298,000 under this facility and converted those amounts into term loans, at fixed rates of 5.10% and 4.67%, with maturities of March and December 2007, respectively. In April 2003 and September 2003, Brookwood borrowed $142,000 and $330,000 under this facility and converted those amounts into term loans, at fixed rates of 4.57% and 5.60% with maturities in April 2008 and September 2008, respectively. This facility was increased to $3,000,000 in connection with the renewal of the Key Working Capital Revolving Credit Facility in January 2004. In March 2004, Brookwood borrowed $386,000 under this facility, which was converted into a term loan at a fixed rate of 2.84%, with a maturity in February 2009.
      The outstanding balance at December 31, 2004 was $1,149,000. Brookwood had $1,851,000 availability under this equipment revolving credit facility.
      Loan Covenants. As of the end of all interim periods in 2003 and 2004 and as of December 31, 2004 and 2003, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility includes a total debt to tangible net worth ratio covenant and an EBITDA to total fixed charges covenant. Cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with the loan covenants.

Other
      Term Loan and Revolving Credit Facility. In March 2002, the Company and its HWG, LLC subsidiary entered into a $7,000,000 credit agreement with First Bank & Trust, N.A. The facility consisted of a $3,000,000 term loan and a $4,000,000 revolving credit facility (the “Term Loan and Revolving Credit Facility”). The term loan bore interest at a fixed rate of 7%, matured April 2005 and was fully amortizing,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requiring a monthly payment of $92,631. The revolving credit facility bore interest at the Company’s option of one-half percent over prime, or Libor plus 3.25%, and matured April 2005. The Company borrowed $500,000 under the facility in 2002 and an additional $3,500,000 in 2003, principally in connection with investments in HEC. This facility was repaid in July 2004 and the facility was canceled.
      Amended and Restated Credit Agreement. In July 2003, the Company and its HWG, LLC subsidiary entered into an amended and restated credit agreement with First Bank and Trust, N.A. (the “Amended and Restated Credit Agreement”). In addition to incorporating the terms of the Term Loan and Revolving Credit Facility, this facility provided for an additional $3,000,000 term loan and an additional $5,000,000 credit facility. Proceeds from the $3,000,000 term loan (the “Special Purpose Term Loan”) were restricted and were to be used solely to exercise the option associated with the Separation Agreement discussed in Note 12. In January 2004, the Company entered into the First Amendment to Amended and Restated Credit Agreement, whereby terms of the Special Purpose Term Loan were revised and an additional credit facility was obtained. The amendment stipulated that the $3,000,000 commitment would be reduced by $50,000 per month beginning February 2004, and would expire on December 15, 2004, if unused. The revised Special Purpose Term Loan required monthly payments of $50,000 for principal amortization plus interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but could not be less than 4.25%. In June 2004, the Company borrowed $2,750,000 under this loan facility to exercise the option associated with the Separation Agreement. This facility was repaid in July 2004.
      Proceeds from a $5,000,000 credit facility (the “Special Purpose Credit Facility”), drawn in August 2003, were restricted to pay a substantial portion of the litigation judgment in August 2003 in the Gotham Partners v. Hallwood Realty Partners, L.P., et al matter discussed in Note 18. The Special Purpose Credit Facility bore interest at the Company’s option of prime plus 0.50%, or Libor plus 3.25%, but could not be less than 4.25%, and matured May 2005. The Special Purpose Credit Facility did not require principal payments; however, interest was payable monthly. This facility was repaid in July 2004.
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
      Schedule of Maturities. Maturities of loans payable for the next five years are presented below (in thousands):

Years Ending December 31,	Amount

2005	$347
2006	352
2007	8,258
2008	152
2009	27

Total	$9,136

Note 8 —	10% Collateralized Subordinated Debentures
      Description. The Company had an issue of 10% Collateralized Subordinated Debentures (the “10% Debentures”) outstanding, due July 31, 2005. The 10% Debentures were listed on The New York Stock Exchange. For financial reporting purposes, a pro rata portion of an unamortized gain in the original amount of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$353,000 was allocated to the 10% Debentures from a previous debenture issue and was amortized over its term. As a result, the effective interest rate was 8.9%. Prior to redemption, the 10% Debentures were secured by a junior lien on the capital stock of Brookwood.
      Redemption. In August 2004, the Company called and on September 30, 2004 redeemed the 10% Debentures. Debenture holders were paid 100% of the principal amount plus interest through the redemption date. Balance sheet amounts are presented below (in thousands):

	December 31,

	2004	2003

10% Debentures (face amount)	—	$6,468
Unamortized gain, net of accumulated amortization	—	101

Total	—	$6,569

Note 9 —	Deferred Revenue — Noncompetition Agreement
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
      The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization, was $1,007,000, $2,417,000 and $2,417,000 in the years ended December 31, 2004, 2003 and 2002, respectively. The deferred revenue was fully amortized in May 2004.

Note 10 —	Redeemable Preferred Stock
      The Company has outstanding 250,000 shares of preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock are entitled to cash dividends in an annual amount of $0.20 per share (total annual amount of $50,000), which have been paid in each of the years beginning in 1996 through and including 2003. No dividend was paid during 2004. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001 dividends will accrue and be payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.
      In connection with the adoption of SFAS No. 150, the Company reclassified its Series B Preferred Stock as a liability at the balance sheet dates. In addition, SFAS No. 150 requires that future payments of preferred dividends shall be classified within continuing operations.

Note 11 —	Stockholders’ Equity
      Common Stock. Previously, the Company’s Second Restated Certificate of Incorporation contained a provision that restricted transfers of the Company’s common stock in order to protect certain federal income tax benefits. The restriction prohibited any transfer of common stock to any person that resulted in ownership

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in excess of 4.75% of the then outstanding shares. At the May 2004 annual meeting for the Company, the shareholders of the Company voted to amend the Second Restated Certificate of Incorporation by deleting this restriction.
      Preferred Stock. Under its Second Restated Certificate of Incorporation the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of Redeemable Series B Preferred Stock.
      Treasury Stock. In August 2003, the Company purchased 35,000 of its common shares in a private transaction for $604,000. As of December 31, 2004 and 2003, the Company held 1,069,760 treasury shares.
      Stock Options. All options under the 1995 Stock Option Plan for The Hallwood Group Incorporated are nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company’s common stock on the date of grant, expire ten years from date of grant and were fully vested and exercisable on the date of grant. In March 2001, the board of directors increased the number of options by 40,800 shares to 244,800, which was approved by stockholders at the May 2001 annual meeting. These options remain available for grant as of December 31, 2004.
      A summary of options granted and the changes therein during the three years ended December 31, 2004 are presented below:

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	204,000	$12.23	204,000	$12.23	204,000	$12.23
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Reacquired	—	—	—	—	—	—

Outstanding, end of year	204,000	$12.23	204,000	$12.23	204,000	$12.23

Options exercisable, at end of year	204,000	$12.23	204,000	$12.23	204,000	$12.23

      Below is the status of the 1995 Stock Option Plan as of December 31, 2004:

Total authorized	244,800
Less: Number granted, not exercised:
May 2000	(70,800)	Exercise price of $10.31, expiring May 2010
September 1997	(66,600)	Exercise price of $17.37, expiring September 2007
February 1997	(12,375)	Exercise price of $15.00, expiring February 2007
September 1996	(41,850)	Exercise price of $7.83, expiring September 2006
June 1995	(12,375)	Exercise price of $7.67, expiring June 2005

Sub-total	(204,000)

Total available	40,800

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 — “Accounting for Stock Based Compensation” (“SFAS No. 123”). Accordingly, no

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation cost has been recognized for the options. The Company did not grant any stock options in the three year period ended December 31, 2004, therefore no pro forma amounts are required to be reported.

Note 12 —	Separation Agreement
      In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company, for 20% of the Company’s limited partner interest in HRP, 20% of the Company’s common stock interest in Former Hallwood Energy, all of the Company’s interest in its condominium hotel business and future cash payments contingent on the net cash flow from the Company’s real estate management activities, that being the lesser of 20% of the net cash flow from its real estate management activities for the preceding quarter or $125,000. These future cash payments were subject to termination in certain circumstances. The additional cost of the Separation Agreement recorded in 2002 in the amount of $1,000,000 represented an additional accrual of future cash payments to the trust through the period ending December 2004. The Company had an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000. In June 2004, the Company exercised the option. The Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the obligation over the $3,000,000 exercise price.

Note 13 —	Income Taxes
      Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,

Continuing Operations	2004	2003	2002

Federal
Current	$10,390	$(5)	$15
Deferred	(900)	822	822

Sub-total	9,490	817	837
State
Current	1,783	908	598
Deferred	(194)	—	—

Sub-total	1,589	908	598

Total	$11,079	$1,725	$1,435

	Years Ended December 31,

Discontinued Operations	2004	2003	2002

Federal
Current	$1,207	$73	$35
Deferred	5,143	(5,307)	2,434

Sub-total	6,350	(5,234)	2,469
State	212	40	215

Total	$6,562	$(5,194)	$2,684

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded (tax) or benefit are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Expected tax at the statutory tax rate	$39,244	$1,345	$3,903
Decrease in deferred tax asset valuation allowance	(19,167)	(5,725)	(1,218)
Other	(3,731)	287	884
State taxes	1,297	625	537
Foreign income (loss) not taxable	(2)	(1)	13

Recorded tax or (benefit)	$17,641	$(3,469)	$4,119

      The deferred tax asset (net of valuation allowance) was $4,657,000 and $8,706,000 at December 31, 2004 and 2003, respectively. Prior to 2004, the deferred tax asset was principally attributable to the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers, tax credits and timing differences from the implementation of various tax planning strategies, which included anticipated gains from the potential sale of investments and projected income from operations. During 2004, the Company utilized its available NOLs, depletion carryforward and tax credits to offset taxable income. Accordingly, at December 31, 2004, the deferred tax asset is attributable solely to timing differences which can be utilized to offset projected income from operations.
      As a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, and an increase in projected income from operations due to improved results at Brookwood and the Company’s energy investments, management determined that its valuation allowance should be eliminated to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. Deferred tax expense in 2004 was reduced by the elimination of the valuation allowance, which was $19,167,000 at December 31, 2003. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. The deferred tax asset and related tax expense (benefit) in 2003 and 2002 were impacted by anticipated and realized gains related to the Company’s discontinued real estate and hotel operations. Accordingly, the Company recorded a deferred tax expense (benefit) of $4,049,000, $(4,485,000) and $3,256,000 in 2004, 2003 and 2002, respectively.
      The Company reported significant taxable income in 2004, including gains from the disposition of its interests in HRP and HEC, net of the utilization of available NOLs, tax carryovers and tax credits and incurred federal current tax expense of $11,597,000. The Company reported taxable income in 2003 and incurred federal current tax expense of $70,000, including federal alternative minimum tax of $20,000. Although the Company reported significant taxable income in 2002 from continuing operations and hotel dispositions, it incurred no federal alternative minimum tax due to a change in the tax law affecting the calculation of the alternative minimum tax that expired in 2002, however, current federal taxes of $50,000 were incurred by subsidiaries in 2002. The accrued federal income tax payable was $1,019,000 and $4,000 and state taxes payable were $148,000 and $539,000 at December 31, 2004 and 2003, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A schedule of the types and amounts of existing temporary differences and NOLs, at the blended statutory tax rate of 35% (34% at December 31, 2003), tax credits and valuation allowance as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net

	December 31, 2004		December 31, 2003

	Assets	Liabilities	Assets	Liabilities

Basis differences	$7,167	$—	$13,292	$—
Equity in earnings of unconsolidated affiliates	—	3,667	1,072	—
Depreciation and amortization	—	737	414	—
State taxes	194	—	—	—
Net operating loss carryforward	—	—	9,917	—
Tax credits	—	—	2,249	—
Reserves recorded for financial statement purposes and not for tax purposes	1,054	—	—	228
Original issue discounts and cancellation of debt income on debentures	—	—	1,241	—
Other temporary differences	646	—	—	84

Deferred tax assets and liabilities	9,061	$4,404	28,185	$312

Less: Deferred tax liabilities	(4,404)		(312)

	4,657		27,873
Less: Valuation allowance	—		(19,167)

Deferred tax asset, net	$4,657		$8,706

      At December 31, 2003, the Company reported NOLs for tax purposes of $29,166,000, $2,249,000 of alternative minimum tax credits and a depletion carryforward of $6,323,000. All available amounts were utilized in 2004.

Note 14 —	Organization, Operations and Disposition of Real Estate Operations
      Organization. In 1990, the Company, through a wholly owned subsidiary, acquired from Equitec Financial Group, Inc. (“Equitec”), the general partnership interests in eight Equitec sponsored and managed limited partnerships for $8,650,000 and consummated the consolidation of such partnerships into HRP. The Company subsequently acquired additional limited partner units of HRP in direct and open market purchases. During 1998, management completed a consolidation of the Company’s real estate assets into a new structure involving several new wholly owned entities. Following the completion of the consolidation, the general partner interest was owned by Hallwood Realty and the limited partner interest was owned by HWG, LLC. The consolidation did not affect the carrying value of the investments.
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

	Years Ended December 31,

	2004	2003	2002

Property management fees	$1,127	$1,979	$2,029
Leasing fees	866	1,556	2,151
Construction supervision fees	486	698	582
Asset management fees	335	605	618

Total	$2,814	$4,838	$5,380

      The management contracts with HRP were terminated on July 16, 2004 in connection with HRP’s sale to HRPT. Hallwood Realty was also reimbursed for certain costs and expenses, at cost, for administrative level salaries and bonuses, employee and director insurance and allocated overhead costs. In addition, since HRP did not employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties were reimbursed to Hallwood Realty and HCRE by HRP.
      Disposition. The Company’s real estate business segment has been reclassified to discontinued operations as a result of the sale of its investments in HRP and the termination of the associated management contracts. A summary of discontinued real estate operations (through date of sale) is provided below (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues
Fees
Related parties	$2,814	$4,838	$5,380
Other	247	238	287
Equity income (loss) from investments in HRP	(2,769)	(436)	1,428

	292	4,640	7,095
Expenses
Administrative expenses	877	1,564	1,819
Litigation costs	50	3,371	—
Amortization	—	560	672

	927	5,495	2,491

Income (loss) from operations	(635)	(855)	4,604
Gain from sale
Gain from sale of investments in HRP	52,703	—	—
Incentive compensation and transaction costs	(6,629)	—	—

	46,074	—	—

Income (loss) before income taxes	45,439	(855)	4,604
Income taxes
Current federal and state income tax expense	1,294	113	250
Deferred federal income tax expense (benefit)	5,143	(5,307)	634

	6,437	(5,194)	884

Income from discontinued real estate operations	$39,002	$4,339	$3,720

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Gain from Sale of Investments in HRP. The gain from sale of investments in HRP of $52,703,000 resulted from the receipt of $66,119,000 in the merger less the carrying value of the investments in the general partnership and limited partnership interests of approximately $13,416,000. In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company authorized an additional incentive compensation payment of $1,622,000 to Mr. Guzzetti, the Company’s executive vice president and payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to Hallwood Investments Limited (“HIL”), formerly HSC Financial Corporation, a British Virgin Island based company associated with Mr. Gumbiner. Transaction costs were $99,000.
      The following table sets forth summarized financial data of HRP, obtained from Securities and Exchange Commission filings on Form 10-K, as of and for each of the two years ended December 31, 2003, Form 10-Q for the first quarter 2004 and internal financial statements through the date of sale (in thousands):

	2004	2003	2002

Balance Sheet Data
Real estate property, net	—	$209,882	$209,838
Total assets	—	291,237	274,420
Mortgages payable	—	209,554	197,552
Total partners’ capital	—	68,234	60,675
Statement of Operations Data
Revenue	$40,429	$72,456	$73,739
Net income (loss)	(12,949)	2,806	6,931

	Amount at Which
	Carried at		Equity Income (Loss) for
	December 31,		Years Ended December 31,

Description of Investment	2004	2003	2004	2003	2002

Hallwood Realty Partners, L.P.
General partner interest	—	$876	$(111)	$38	$81
Limited partner interest	—	15,079	(2,658)	(474)	1,347

Totals	—	$15,955	$(2,769)	$(436)	$1,428

      Prior to its sale in July 2004, the Hallwood Realty and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest, respectively, in its HRP affiliate.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying value of the Company’s investment in the general partner interest of HRP included the value of intangible rights to provide asset management and property management services. Beginning in November 1993, the Company commenced amortization, over a ten-year period, of that portion of the general partner interest ascribed to the management rights and such amortization was $560,000 and $672,000 and for the years ended December 31, 2003 and 2002, respectively. The value of the intangible rights became fully amortized in October 2003.
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
      On July 16, 2004, the Company received proceeds of approximately $66,119,000, of which $18,500,000 was placed into an escrow account described below. Proceeds were also reduced by approximately $102,000 for the Company’s share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. The Company used approximately $14,400,000 of the proceeds to repay principal, accrued interest and fees associated with the Amended and Restated Credit Agreement. See Note 7.
      Escrow Agreement. In accordance with the purchase agreement, the Company deposited $18,500,000 of proceeds from the sale of its interests in HRP into an escrow account pending the resolution of outstanding claims associated with, among others, (i) any breach of the representations and warranties of the Company and its affiliates contained in the purchase agreement, (ii) the transactions contemplated by the purchase agreement or the merger agreement, including the approval of the payment of the purchase price by Hallwood Realty’s audit committee and its board of directors, (iii) the litigation initiated by High River and I.G. Holdings, Inc.; and (iv) any actions incident to any of the above. In December 2004, the pending claims were resolved, and the Company received the full amount of the $18,500,000 escrow deposit plus accrued interest.
      Litigation related to HRP. See Note 20 for a discussion of litigation related to HRP.

Note 15 —	Discontinued Hotel Operations
      In December 2000, the Company decided to discontinue its hotel operations and to dispose of its hotel segment, principally by allowing its non-recourse debtholders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties.
      As of June 2002, the Company completed the disposition of four hotel properties it had previously designated as discontinued operations. The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. In December 2004, the Company’s Brock Suites Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. The Company recognized a gain from extinguishment of debt of $1,598,000. Operating results for the Huntsville hotel have been reclassified to discontinued operations for all years presented. A summary of discontinued hotel operations for the three years ended December 31, 2004 is provided below (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues
Gain from extinguishment of debt	$1,598	$—	$5,789
Sales	1,499	1,414	1,858

	3,097	1,414	7,647
Expenses
Operating expenses	1,987	1,799	2,046
Depreciation and amortization	188	115	117
Interest expense	10	37	242
Litigation and other disposition costs	5	31	362

	2,190	1,982	2,767

Income (loss) before income taxes	907	(568)	4,880
Income tax expense	124	—	1,800

Income (loss) from discontinued hotel operations	$783	$(568)	$3,080

      During 2001, the Company entered into an Agreement to Terminate Lease with the landlord of the Holiday Inn and Suites Hotel in Sarasota, Florida and entered into a settlement agreement with the mezzanine lender for the Embassy Suites hotel whereby the Company transferred all of the capital stock of the entity that owned the hotel, to the mezzanine lender and obtained a release from its obligations under the first mortgage and the mezzanine loan.
      In January 2002, with assistance and consent of the lender, the Company sold the GuestHouse Suites Plus hotel in Tulsa, Oklahoma for $3,000,000. The Company received no cash proceeds from the sale; however, concurrently with the sale, it entered into a loan modification and assumption agreement, which included a release that discharged the Company from any further loan obligations. The Company recognized a gain from extinguishment of debt of $2,552,000.
      In February 2002, the lender for the GuestHouse Plus Suites hotel in Greenville, South Carolina obtained a court judgment of foreclosure. In connection with the foreclosure, the lender waived its right to a deficiency judgment against the Company. The lender completed the foreclosure in June 2002 and the Company recognized a gain from extinguishment of debt of $3,237,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows
      The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,

	2004	2003	2002

Issuance of promissory note in litigation settlement	—	$250	—
Proportionate share of partners’ capital transactions of equity investments
Sale of real estate investments	$257	$—	$—
Exercise of stock options	—	(23)	—
Amortization of interest rate swap	(30)	(56)	(59)

	$227	$(79)	$(59)

Hotel assets and liabilities relinquished in connection with debt extinguishment:
Other liabilities, net	$1,598	—	$837
Loans payable	—	—	11,609
Hotel properties	—	—	(6,552)
Deferred tax asset	—	—	(1,800)

	$1,598	—	$4,094

Supplemental disclosures of cash payments.
Interest paid	$1,299	$1,680	$1,606
Income taxes paid	12,903	967	168

Note 17 —	Per Common Share
      The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles income from continuing operations after preferred dividend and net income (available to common stockholders) used in the calculation of basic and assuming dilution methods (in thousands):

	Years Ended December 31,

	2004	2003	2002

Weighted Average Shares Outstanding
Basic	1,326	1,347	1,361
Potential shares from assumed exercise of stock options	204	125	—
Potential repurchase of shares from stock options proceeds	(43)	(82)	—
Potential shares from assumed loan conversion	—	—	54

Assuming dilution	1,487	1,390	1,415

Income From Continuing Operations (after preferred dividend)
Basic	$54,700	$3,604	$(56)
Interest expense (net of tax) from assumed loan conversion	—	—	28

Assuming dilution	$54,700	$3,604	$(28)

Net Income (available to common stockholders)
Basic	$94,485	$7,375	$7,312
Interest expense (net of tax) from assumed loan conversion	—	—	28

Assuming dilution	$94,485	$7,375	$7,340

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Fair Value of Financial Instruments
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
      Management has reviewed the carrying value of its loans payable and former 10% Debentures in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $9,095,000 and $24,009,000 at December 31, 2004 and 2003, compared to the carrying value of $9,136,000 and $23,939,000, respectively.
      The fair value information presented as of December 31, 2004 and 2003 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.
Note 19 — Related Party Transactions
      Hallwood Investments Limited. The Company has entered into a financial consulting contract with HIL. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). The annual amount is payable in monthly installments, as a retainer to secure the availability of HIL to perform such services as and when required by the Company. This contract had an original termination date of July 1998, however, it automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company or its subsidiaries’ board of directors. The board of directors awarded HIL a bonus in March 2004 and 2003, in the same amount of $33,000 from its HCRE subsidiary, of which both amounts were accrued in the previous year.
      Pursuant to the HIL financial consulting agreement, the Company reimburses HIL for reasonable expenses in providing office space and administrative services. The Company reimbursed HIL $497,000, $417,000 and $392,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Of the amounts paid, the Company incurred $324,000, $104,000 and $98,000 of expense for the years ended December 31, 2004, 2003 and 2002, respectively. The remainder was reimbursed by HRP prior to its disposition in July 2004.
      In addition, HIL performs services for certain affiliated entities that are not subsidiaries of the Company, for which it receives consulting fees, bonuses or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.
      In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company, authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Hallwood Realty Partners, L.P. The Company earned management fees, leasing commissions and other fees from HRP prior to the sale of its investments in July 2004.
Note 20 — Litigation, Contingencies and Commitments
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
      Gotham Partners. In June 1997, an action was filed against the Company, HRP, HRP’s general partner Hallwood Realty Corporation, a predecessor entity to Hallwood Realty, LLC, and the directors of Hallwood Realty Corporation by Gotham Partners, L.P. in the Court of Chancery of the state of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al (C.A. No. 15754). This action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement and fraud in connection with certain transactions involving HRP’s limited partnership units in the mid 1990’s.
      A trial was held in January 2001. In July 2001, the court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest of approximately $2,891,000 from August 1995. The judgment amount represented what the court determined was an underpayment by the Company. In August 2001, the plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, the Company paid $6,405,000, including post judgment interest, to HRP. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.
      In July 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that the Company was required to pay an additional amount of approximately $2,988,000 plus pre-judgment interest of approximately $3,762,000. In July 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. In July 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. In December 2003, the Delaware Supreme Court affirmed the Court of Chancery’s final order and judgment on remand, effectively ending the matter.
      As discussed in Note 7, the Company entered into an Amended and Restated Credit Agreement, which provided a Special Purpose Credit Facility in the amount of $5,000,000, which was used to pay a portion of the judgment in August 2003. In April 2004, the Company entered into a commitment agreement with First Bank & Trust that provided for an additional $1,850,000 term loan, which was required to be used to pay the remaining amount due to HRP. Funding of the commitment and payment of the amount due HRP occurred in the May 2004.
      High River and I.G. Holdings. In April 2003, an action was filed against HRP’s general partner, Hallwood Realty (the “General Partner”), its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al, (C.A. No. 20276). The action related to a tender offer by High River for units of HRP. In addition, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al, v. Hallwood Realty LLC, et al, (C.A. No. 20283) also relating to the High river tender offer.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 30, 2004, the parties to the I. G. Holdings, Inc., et al. v. Hallwood Realty, LLC, et al., action entered into a Memorandum of Understanding providing for the settlement of that putative class action. As contemplated by the Memorandum of Understanding, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release on July 29, 2004. Pursuant to the Stipulation of Settlement, the parties agreed that the action would be certified, for purposes of settlement only, as a class action consisting of all record and beneficial owners of partnership interests in HRP (other than defendants and their affiliates and associates) on July 16, 2004, the effective date of the merger, that the action would be dismissed with prejudice, and that plaintiffs could make an application for attorneys’ fees and expenses in an amount not to exceed $2,500,000. Defendants agreed not to oppose the fee application. With respect to any fees and expenses awarded by the Court of Chancery, the first $2,000,000 of such amount would be paid by defendants’ insurer and the balance of the amount awarded by the court, if any, would be paid from a $500,000 fund escrowed from the merger consideration pursuant to a court order dated July 15, 2004. On October 25, 2004, the Delaware Court of Chancery held a hearing on the proposed settlement of the class action and determined that the settlement was fair, reasonable, adequate and in the best interests of the class and approved it. This was one objection to the settlement but the Court rejected it. The Court also ruled that counsel for the class was entitled to a fee award in an amount of $2,000,000 (which defendants’ insurer had committed to pay), plus recovery of approximately $181,000 in expenses which would be paid from a $500,000 escrow fund established in connection with the effectuation of the merger. These escrow fund reflected withholding of $0.31 per unit of merger consideration payable to HRP unitholders. On October 29, 2004, the Delaware Court of Chancery entered an Order and Final Judgment reflecting (among other things) these determinations and its approval of the settlement as well as its approval of the form and manner of notice of the settlement, certification of the class, release of all defendants and their affiliates and dismissal of the class action litigation with prejudice and on the merits.
      The Court of Chancery also determined that a portion of the $500,000 in escrowed funds should be returned to High River, based on its pro rata ownership of HRP units, and that the balance of the fund would be returned to HRP’s other unitholders (including the Company) based on their pro rata ownership of HRP units. Taking into account the $181,000 payable to class counsel based on their expenses and the approximately $74,000 that was required to be returned to High River, a balance of $245,000 plus interest remained to be distributed to HRP unitholders other than High River. This amount was reduced by the administrative costs and expenses associated with returning this money to the HRP unitholders. The Company received its allocable share of the remaining escrow account balance of approximately $59,000 in February 2005.
      Other. The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel in Oklahoma City, Oklahoma and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel in Sarasota, Florida. In December 2002, the Company recorded an additional loss provision in the amount of $247,000 to fully accrue for these two litigation matters. The Company has made all scheduled payments in accordance with the settlement agreements and the final payment for the aforementioned promissory note was made in December 2004.
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
      Commitments. Total lease expense for noncancelable operating leases was $1,515,000, $1,431,000 and $1,518,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company leases certain textile manufacturing equipment and certain hotel property (prior to its disposition in December 2004), including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with HRP and pays a proportionate share of the lease expense.
      At December 31, 2004 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending December 31,	Amount

2005	$897
2006	428

Total	$1,325

      Employment Contracts. The Company’s Brookwood subsidiary has various employment agreements. The approximate minimum annual compensation due under these agreements was $518,000.

Note 21 —	Segment and Related Information
      The Company is a holding company and classifies its continuing business operations into two reportable segments; textile products and energy. Both segments have different management teams and infrastructures that engage in different businesses and offer different services. See Notes 5 and 6.
      The Company’s discontinued operations are comprised of its former real estate and hotel segments. See Notes 14 and 15.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents the Company’s reportable amounts by business segment and for discontinued operations, as of and for the three years ended December 31, 2004 (in thousands):

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Year ended December 31, 2004
Total revenue from external sources	$136,276	$1,004			$137,280

Operating income (loss)	$18,460	—	$(6,789)		$11,671

Other income (loss), net	$(398)	$52,387	$2,119		54,108

Income from continuing operations before income tax					$65,779

Income from discontinued operations				$39,785	$39,785

Identifiable assets, December 31, 2004	$60,238	$13,347		$329	$73,914
Cash allocable to segment	228	218	$71,321	—	71,767

	$60,466	$13,565	$71,321	$329	145,681

Corporate assets			$11,636		11,636

Total assets, December 31, 2004					$157,317

Depreciation and amortization	$1,618	$57	$7	$188	$1,870

Capital expenditures/acquisitions	$2,651	$689	$21		$3,361

Year ended December 31, 2003
Total revenue from external sources	$104,720				$104,720

Operating income (loss)	$6,672		$(2,097)		$4,575

Other income (loss), net	$(641)	$50	$1,395		804

Income from continuing operations before income tax					$5,379

Income from discontinued operations				$3,771	$3,771

Identifiable assets, December 31, 2003	$49,603	$5,360		$23,938	$78,901
Cash allocable to segment	916	—	$1,884	85	2,885

	$50,519	$5,360	$1,884	$24,023	81,786

Corporate assets			$1,768		1,768

Total assets, December 31, 2003					$83,554

Depreciation and amortization	$1,504			$671	$2,175

Capital expenditures/acquisitions	$1,561				$1,561

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Year ended December 31, 2002
Total revenue from external sources	$84,770				$84,770

Operating income	$2,667		$(2,599)		$68

Other income (loss)	$621	$(187)	$927		1,361

Income from continuing operations before income taxes					$1,429

Income from discontinued operations				$6,800	$6,800

Identifiable assets, December 31, 2002	$44,519	$3,313		$18,832	$66,664
Cash allocable to segment	869	—	$1,370	120	2,359

	$45,388	$3,313	$1,370	$18,952	69,023

Corporate assets			$525		525

Total assets, December 31, 2002					$69,548

Depreciation, amortization and impairment	$1,373			$789	$2,162

Capital expenditures/acquisitions	$1,950				$1,950

Note 22 — Employee Benefit Retirement Plans
      In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; (iii) excludes the Company’s hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees contributions up to the first 6% contributed, for each of the two years ended December 31, 2003, vest at a rate of 20% per year of service and become fully vested after five years. The Company did not provide a matching contribution in 2004. Employees of Hallwood Realty, HCRE and salaried hotel employees also participated in the Company’s 401(k) plan. Employer contributions paid on behalf of Hallwood Realty employees were substantially paid by HRP. Brookwood has a separate 401(k) plan which is similar to the Company’s plan. Brookwood did not provide a matching employer contribution to its 401(k) plan in 2002. Aggregate contributions to the plans for the years ended December 31, 2004, 2003 and 2002, respectively, excluding contributions from HRP, were $205,000 , $291,000, and $71,000, respectively.
      Brookwood’s union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the three years ended December 31, 2004 were $302,000, $281,000 and $268,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 23 — Cumulative Effect of Changes in Accounting Principles
      SFAS No. 142 became effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 by the Company resulted in the recording of income from the cumulative effect of a change in accounting principle in the amount of $568,000, which represented the unamortized amount of negative goodwill associated with the Company’s equity investment in HRP.
Note 24 — Summary of Quarterly Financial Information (Unaudited)
      Results of operations by quarter for the years ended December 31, 2004 and 2003, are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2004

	March 31	June 30	September 30	December 31

Operating revenues	$31,240	$35,554	$31,277	$39,209
Other Income	298	827	528	52,455
Gross profit	7,017	9,713	8,539	9,239
Income from continuing operations	5,318	10,660	803	37,919
Income from discontinued operations	8,401	2,967	27,813	604
Net income	13,719	13,627	28,616	38,523
Comprehensive income	13,704	13,612	28,616	38,523
Per share data:
Income from continuing operations
Basic	4.01	8.04	0.61	28.60
Assuming dilution	3.68	7.27	0.54	25.18
Net income
Basic	10.35	10.28	21.58	29.05
Assuming dilution	9.50	9.30	19.24	25.58

	Year Ended December 31, 2003

	March 31	June 30	September 30	December 31

Operating revenues	$24,799	$24,266	$26,174	$29,481
Other Income (loss)	303	260	294	(53)
Gross profit	4,589	5,393	5,876	5,600
Income from continuing operations	491	1,096	1,570	497
Income (loss) from discontinued operations	862	(265)	3,250	(76)
Net income	1,353	831	4,820	421
Comprehensive income	1,340	817	4,806	406
Per share data:
Income from continuing operations
Basic	0.36	0.77	1.17	0.38
Assuming dilution	0.36	0.75	1.12	0.36
Net income
Basic	0.99	0.57	3.60	0.32
Assuming dilution	0.99	0.56	3.44	0.30

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Year ended December 31, 2004. In July 2004, the Company completed a sale of its former investments in HRP and reported a gain from the sale in the amount of $46,074,000. The gain is reported in discontinued operations.
      In December 2004, the Company completed a sale of its investment in HEC and reported a gain from the sale in the amount of $62,288,000. The gain is reported in continuing operations.
      In December 2004, the Company entered into a lease termination agreement for its one remaining hotel. Accordingly, hotel results are reported in discontinued operations.
      Year ended December 31, 2003. In June 2003, the Company recorded litigation expense of $3,602,000 in connection with the decision after remand by the Delaware Court of Chancery in the Gotham Partners, L.P. vs. Hallwood Realty Partners, L.P., et al, matter.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SCHEDULES
To the Stockholders and Directors of
The Hallwood Group Incorporated
      We have audited the consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and have issued our report thereon dated March 30, 2005, which contained an explanatory paragraph referring to the Company’s change in its method of accounting for goodwill in 2002 as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and its change in its method of accounting for redeemable preferred stock in 2003 as required by Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and subsidiaries, listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 30, 2005

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(In thousands)

	December 31,

	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$71,196	$1,761
Marketable securities	6,100	—
Deferred income tax	2,213	—
Receivables and other current assets	732	152

	80,241	1,913
Noncurrent Assets
Investments in subsidiaries	33,006	36,380
Investments in energy affiliates	12,491	5,360
Deferred tax asset	2,250	1,362
Other noncurrent assets	124	221

	47,871	43,323

Total Assets	$128,112	$45,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,394	$2,601
Income taxes payable	1,177	—
Current portion of loans payable	—	730

	2,571	3,331

Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000
10% Collateralized Subordinated Debentures	—	6,569
Separation Agreement obligation	—	3,500
Deferred revenue — noncompetition agreement	—	1,007

	1,000	12,076

Total Liabilities	3,571	15,407
Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	54,792	54,430
Retained earnings (deficit)	85,443	(9,042)
Accumulated other comprehensive income	—	135
Treasury stock, at cost	(15,934)	(15,934)

Total Stockholders’ Equity	124,541	29,829

Total Liabilities and Stockholders’ Equity	$128,112	$45,236

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Revenues	$—	$—	$—

Expenses	4,305	2,086	1,967

Operating Loss	(4,305)	(2,086)	(1,967)
Other Income (Loss)
Gain from disposition of HEC	62,288	—	—
Equity income (loss) from investments in energy affiliates	(9,901)	50	(187)
Dividend income from subsidiaries — continuing operations	3,000	600	—
Interest and other income (expense)	1,434	(27)	355
Amortization of deferred revenue — noncompetition agreement	1,007	2,417	2,417
Equity in net income of subsidiaries — continuing operations	5,511	2,387	1,459
Interest expense	(504)	(672)	(622)
Separation Agreement income (expense)	375	—	(1,000)

	63,210	4,755	2,422

Income from continuing operations before income tax	58,905	2,669	455
Income tax expense (benefit)	4,205	(985)	(107)

Income from continuing operations	54,700	3,654	562
Income from discontinued operations, net of tax
Real estate	39,002	4,339	3,720
Hotels	783	(568)	3,080

	39,785	3,771	6,800

Net Income	94,485	7,425	7,362
Cash dividend on redeemable preferred stock	—	(50)	(50)

Net Income Available to Common Stockholders	$94,485	$7,375	$7,312

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Net Income	$94,485	$7,425	$7,362
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income from equity investments:
Sale of real estate investments	(105)	—	—
Amortization of interest rate swap	(30)	(56)	(59)

	(135)	(56)	(59)

Comprehensive Income	$94,350	$7,369	$7,303

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Net Cash Provided by (Used in) Operating Activities	$(17,020)	$2,673	$(317)
Cash Flows From Investing Activities
Return of investment in subsidiaries	48,897	2,029	2,019
Investments in energy affiliates	(11,032)	(1,997)	(3,500)
Proceeds from sale of HEC stock	55,788	—	—

Net cash provided by (used in) investing activities	93,653	32	(1,481)
Cash Flows From Financing Activities
Redemption of 10% Debentures	(6,468)	—	—
Repayment of bank borrowings and loans payable	(730)	(586)	(320)
Purchase of common stock for treasury	—	(604)	—
Payment of cash dividend on preferred stock	—	(50)	(50)

Net cash (used in) financing activities	(7,198)	(1,240)	(370)

Increase (Decrease) in Cash and Cash Equivalents	69,435	1,465	(2,168)
Cash and Cash Equivalents, Beginning of Year	1,761	296	2,464

Cash and Cash Equivalents, End of Year	$71,196	$1,761	$296

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
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(In thousands)
      Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,

Description	2004	2003	2002

Issuance of promissory note in litigation settlement	—	$250	—
Proportionate share of partners’ capital transactions of equity investments
Sale of real estate investments	$257	$—	$—
Amortization of interest rate swap	(30)	(56)	(59)

	$227	$(56)	$(59)

Supplemental disclosures of cash payments
Interest paid	$594	$675	$653
Income taxes paid (refunded)	10,483	223	(202)
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

Note 2 —	10% Collateralized Subordinated Debentures
      The Registrant’s 10% Collateralized Subordinated Debentures due were called in August 2004 and redeemed on September 30, 2004 (in thousands):

	December 31,

	2004	2003

10% Debentures (face amount)	—	$6,468
Unamortized gain, net of accumulated amortization	—	101

Total	—	$6,569

Note 3 —	Income From Discontinued Operations
      In July 2004, the Company sold its real estate business segment. Accordingly, results for the real estate operations have been reclassified to discontinued operations. Discontinued real estate operations for the three years ended December 31, 2004 consist of the following (in thousands):

	December 31,

	2004	2003	2002

Equity in net income of real estate subsidiaries	$51,908	$2,403	$4,354
Income tax (expense) benefit	(6,226)	5,307	(634)
Incentive compensation and transaction costs	(6,629)	—	—
Provision for loss	(51)	(3,371)	—

Income from discontinued real estate operations	$39,002	$4,339	$3,720

      In December 2000, the Company decided to discontinue its hotel operations and to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties. The Company determined that it would retain its leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama. The Company continued to operate the hotel, subject to a lease concession, from the owner, until it entered into a lease termination agreement in December 2004. Discontinued hotel operations for the three years ended December 31, 2004 consists of the following (in thousands):

	December 31,

	2004	2003	2002

Gain from extinguishment of debt	$1,598	$—	$5,789
Equity in net loss of hotel subsidiaries	(686)	(537)	(547)
Income tax expense	(124)	—	(1,800)
Litigation and other disposition costs	(5)	(31)	(362)

Income (loss) from discontinued hotel operations	$783	$(568)	$3,080

Note 4 —	Litigation, Contingencies and Commitments
      See Note 20 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	Charged to
	Balance,	(Recovery of)	Charged			Balance,
	Beginning	Costs and	to Other			End of
	of Year	Expenses	Accounts	Deductions		Year

Textile Products
Allowance for losses — accounts receivable:
Year ended December 31, 2004	$509	$29	—	$(285	)(a)	$253
Year ended December 31, 2003	310	252	—	(53	)(a)	509
Year ended December 31, 2002	498	181	—	(369	)(a)	310

Notes:

(a)	Write-offs, net of recoveries

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

10.16	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated
10.17	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited

10.18	Brookwood Companies Incorporated Stock Option Plan, dated June 12, 1989, as amended April 5, 1993 and May 3, 1999.

10.19	Form of Stock Option Agreement to the Brookwood Companies Incorporated Stock Option Plan

21	Active subsidiaries of the Registrant as of February 28, 2005

23.1	Independent Registered Public Accounting Firm’s Consent, dated March 30, 2005

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002