Form 10-Q
period 2005-03-31
HALLWOOD GROUP INC
filed 2005-05-16
CIK 355766

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

For the Period Ended March 31, 2005	Commission File Number: 1-8303

The Hallwood Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500 Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange On Which Registered

Common Stock ($0.10 par value)	American Stock Exchange

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

YES ☐ NO ☑

     1,506,343 shares of Common Stock, $.10 par value per share, were outstanding at May 13, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$73,966	$71,549
Marketable securities — trading	3,447	6,100
Accounts receivable
Trade and other	25,017	25,340
Related parties	2,250	165
Inventories	21,958	23,581
Restricted cash — related parties	2,468	218
Deferred income tax	1,606	2,213
Prepaids, deposits and other assets	1,085	1,314

	131,797	130,480
Noncurrent Assets
Investments in energy affiliates	16,435	12,491
Property, plant and equipment, net	11,449	11,070
Deferred income tax	2,560	2,444
Other assets	417	503

	30,861	26,508
Discontinued Operations
Real estate	331	329

Total Assets	$162,989	$157,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,736	$15,095
Accrued expenses and other current liabilities	5,792	5,722
Related party payables	4,897	490
Income taxes payable	154	1,167
Current portion of loans payable	340	347

	24,919	22,821
Noncurrent Liabilities
Long term portion of loans payable	11,355	8,789
Redeemable preferred stock	1,000	1,000

	12,355	9,789
Discontinued Operations
Real estate	268	166

Total Liabilities	37,542	32,776

Stockholders’ Equity
Common stock, issued 2,396,103 shares at both dates; outstanding 1,326,343 shares at both dates	240	240
Additional paid-in capital	54,792	54,792
Retained earnings	86,349	85,443
Treasury stock, 1,069,760 shares at both dates; at cost	(15,934)	(15,934)

Total Stockholders’ Equity	125,447	124,541

Total Liabilities and Stockholders’ Equity	$162,989	$157,317

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Textile products sales	$36,395	$31,240
Administrative fees from energy affiliates	931	—

	37,326	31,240

Expenses
Textile products cost of sales	28,680	24,223
Administrative and selling expenses	6,832	4,227

	35,512	28,450

Operating income	1,814	2,790

Other Income (Loss)
Interest and other income	648	2
Equity income (loss) from investments in energy affiliates	(306)	81
Interest expense	(132)	(389)
Adjustment to gain from disposition of HEC	(113)	—
Amortization of deferred revenue noncompetition agreement	—	604

	97	298

Income from continuing operations before income tax	1,911	3,088
Income tax expense (benefit)	1,005	(2,230)

Income from continuing operations	906	5,318

Income (loss) from discontinued operations, net of tax
Real estate	—	8,525
Hotels	—	(124)

	—	8,401

Net Income	$906	$13,719

Per Common Share
Basic
Income from continuing operations	$0.68	$4.01
Income from discontinued operations	—	6.34

Net income	$0.68	$10.35

Assuming Dilution
Income from continuing operations	$0.60	$3.68
Income from discontinued operations	—	5.82

Net income	$0.60	$9.50

Weighted Average Shares Outstanding
Basic	1,326	1,326

Assuming dilution	1,509	1,444

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net Income	$906	$13,719

Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income (loss) from equity investments
Amortization of interest rate swap	—	(15)

Comprehensive Income	$906	$13,704

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholder’s
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2005	2,396	$240	$54,792	$85,443	1,070	$(15,934)	$124,541
Net income				906			906

Balance, March 31, 2005	2,396	$240	$54,792	$86,349	1,070	$(15,934)	$125,447

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$906	$13,719
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sale and dividends from marketable securities	2,923	—
Gain from sale of investments in marketable securities	(270)	—
(Increase) decrease in inventories	1,623	(1,958)
Increase (decrease) in accounts payable and related party payables	(1,359)	2,823
Depreciation and amortization	515	438
Net change in other assets and liabilities	144	(37)
Increase (decrease) in accrued expenses and other current liabilities	(943)	594
(Increase) decrease in accounts receivable	226	(446)
Equity income/loss from investments in energy affiliates	306	(81)
Adjustment to gain from disposition of HEC	113	—
Deferred tax expense (benefit)	491	(2,685)
Amortization of deferred revenue — noncompetition agreement	—	(604)
Amortization of deferred gain from debenture exchange	—	(15)
Discontinued operations:
Net change in other real estate and hotel assets and liabilities	100	(189)
Equity loss from investments in HRP	—	(312)
Deferred tax benefit	—	(7,302)
Increase in accrued litigation expense to HRP	—	31

Net cash provided by operating activities	4,775	3,976

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in energy affiliates	(4,251)	(1,242)
Investments in property, plant and equipment	(894)	(496)
Discontinued operations:
Proceeds from sale of investments in HRP	59	—

Net cash (used in) investing activities	(5,086)	(1,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from borrowings on revolving credit facilities, net	2,652	(3,583)
Proceeds from other bank borrowings and loans payable	—	386
Repayment of other bank borrowings and loans payable	(93)	(684)
Increase in restricted net assets — energy affiliates:
Increase in receivables/payables, net	2,419	—
Increase in restricted cash	(2,250)	—

Net cash provided by (used in) financing activities	2,728	(3,881)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,417	(1,643)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,549	2,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,966	$1,242

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

Note 1 — Interim Condensed Consolidated Financial Statements, Accounting Policies and New Accounting Pronouncements

     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2004.

     Continuing Operations. The Company is a holding company that operates in the textile products and the energy business segments. The Company’s former real estate and hotel business segments have been reclassified as discontinued operations.

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

     Since January 2002, the Company has invested approximately $20,700,000 in private energy affiliates. Following the sale of Hallwood Energy Corporation (“HEC”) in December 2004, the principal affiliates are Hallwood Energy II, L.P. (“HE II”), Hallwood Energy III, L.P. (“HE III”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company has an interest of between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounts for the investments using the equity method of accounting. These private energy companies are or have been principally involved in drilling of wells in the Barnett Shale formation of Johnson County, Texas and surrounding counties and conducting a 3-D seismic survey over optioned land in South Louisiana to determine if further oil and gas exploratory activity is warranted. Certain of the Company’s officers and directors are investors in and hold profit interests in the energy affiliates.

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

     In April 2004, HRP announced that it and certain of its affiliates had entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) with HRPT Properties Trust (“HRPT”), pursuant to which HRP would merge with a subsidiary of HRPT. The merger and sale were completed in July 2004. As a result, HRP became a wholly-owned subsidiary of HRPT and was no longer a publicly traded limited partnership. The general partner interest in HRP was also sold to a HRPT subsidiary in a separate transaction. The Company no longer holds any interest in HRP. The Company received $66,119,000 for its interests in HRP.

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

     New Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with nonemployees.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

     The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period under U.S. Generally Accepted Accounting Principles after December 15, 2005, after an extension from June 15, 2005. The Company is also required to use either the “modified prospective method” or the “modified retrospective method”. Under the modified prospective method, the Company must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, the Company must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

     Management commenced its analysis of the impact of SFAS 123(R), but has not yet decided whether it will elect the modified prospective method or the modified retrospective method, or whether it will elect the straight line amortization or an accelerated method. Additionally, it cannot predict with reasonable certainty the number of options that will be unvested and outstanding on December 31, 2005. Accordingly, it cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that it probably will recognize a greater expense for any awards that it may grant in the future than we would using the current guidance.

     Reclassifications. Following the disposition of its real estate and hotel business segments, the Company determined that its financial statements should be changed from a segmented format to a classified format; therefore, substantial reclassifications have been made to all periods presented herein.

Note 2 — Cash and Cash Equivalents

     Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Cash	$2,124	$457
Cash equivalents	71,842	71,092

Total	$73,966	$71,549

     Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), government securities and interest bearing demand deposits.

Note 3 — Inventories

     Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$7,726	$8,353
Work in progress	6,915	6,883
Finished goods	8,297	9,446

	22,938	24,682
Less: Obsolescence reserve	(980)	(1,101)

Total	$21,958	$23,581

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

Note 4 — Investments in Energy Affiliates

     The Company is an investor in several energy affiliates. Provided below is information on these entities (dollar amounts in thousands).

Hallwood Energy III, L.P.

	As of March 31, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		three months ended
	Number of	ascribed	March 31,	December 31,	March 31,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy III, L.P.
- Limited partner interest	N/A	$13,433	$13,045	$8,959	$(165)	—

     The Company owns approximately 28% (22% after consideration of profit interests) of HE III. It accounts for this investment using the equity method of accounting and records its pro rata share of HE III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In March 2005, the Company funded an additional $4,251,000.

     In June 2004, HE III acquired from HEC approximately 15,000 acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, for financial reporting purposes the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000. During July 2004, HE III entered into an agreement with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 44% interest in its lease holdings to Chesapeake, which in turn assigned a 56% interest in its lease holdings to HE III. Under the joint operating agreement between the two entities, HE III has been designated as operator for all future development.

     HE III commenced commercial production and sales of natural gas in June 2004. In December 2004, in connection with the sale of HEC, the Company, as a shareholder in HEC, received its proportionate share of debt from HE III owed to HEC in the amount of $1,995,000, which it contributed directly to HE III as an additional capital investment. In addition, the Company received its proportionate share of HEC’s investment in its Hallwood SWD, Inc. subsidiary, with a carrying value of approximately $1,250,000, which was also contributed to HE III as an additional capital investment.

     As of May 1, 2005, HE III has drilled, acquired or is in the process of drilling 25 wells in the Barnett Shale formation in Johnson County, Texas. Eighteen wells are producing, two wells are being drilled, three wells are in the completion process and two wells are saltwater disposal wells. As of May 1, 2005, HE III holds oil and gas leases covering approximately 29,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas. Natural gas production was approximately 10 million cubic feet per day, net to HE III’s interest.

     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who is not otherwise affiliated with the Company, to purchase the officer’s four percent profits interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase will be settled on or after June 30, 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and the Company has reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.

     Certain of the Company’s officers and directors are investors in HE III. In addition, individual members of management of HE III, including one director and officer and one officer of the Company, hold a profit interest in HE III.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

Hallwood Energy II, L.P.

	As of March 31, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		three months ended
	Number of	ascribed	March 31,	December 31,	March 31,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy II, L.P.
- Limited partner interest	—	$2,430	$2,348	$2,424	$(76)	$—

     At March 31, 2005, the Company owns approximately 24% (19% after consideration of profit interests) of HE II. It accounts for this investment using the equity method of accounting and records its pro rata share of HE II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In September 2004, the Company invested $2,430,000 in HE II. HE II was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. As of May 1, 2005, HE II holds oil and gas leases covering approximately 30,000 gross and 29,000 net acres of undeveloped leasehold.

     Certain of the Company’s officers and directors are investors in HE II. In addition, individual members of management of HE II, including one director and officer and one officer of the Company, hold a profit interest in HE II.

Hallwood Exploration, L.P.

	As of March 31, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		three months ended
	Number of	ascribed	March 31,	December 31,	March 31,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Exploration, L.P.
- Limited partner interest	—	$1,318	$1,025	$1,090	$(65)	$(10)

     At March 31, 2005, the Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Exploration’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In 2004, the Company invested $1,318,000 in Hallwood Exploration, which was formed to develop an oil and gas opportunity in South Louisiana. Hallwood Exploration has acquired seismic lease options over approximately 28,000 acres, and is currently in the process of conducting a 3-D seismic survey over the optioned land to determine if further oil and gas exploratory activity is warranted.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration, including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

Hallwood Energy Corporation

	As of March 31, 2005		Amount at		Income for the
		Cost or	which carried at		three months ended
	Number of	ascribed	March 31,	December 31,	March 31,
Description of Investment	shares held	value	2005	2004	2005	2004
Hallwood Energy Corporation
- Common stock	—	—	—	—	—	$91

     The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss), stockholders’ equity transactions and comprehensive income (loss) adjustments, if any.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

     The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. As of December 2004, HEC had drilled or was in the process of drilling 46 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003.

     Sale of HEC. In December 2004, HEC completed a merger with Chesapeake, under which Chesapeake acquired HEC. In exchange for its interest in HEC, the Company received a cash payment of $53,793,000 in December 2004 and received an additional amount of $387,000 in April 2005 from the settlement of HEC’s working capital. The Company also received its proportionate share of the HE III debt in the amount of $1,995,000, which it contributed to HE III as an additional capital contribution, and its proportionate interest in Hallwood SWD, Inc., the former HEC subsidiary that owned the Worthington saltwater disposal well, with a carrying value of approximately $1,250,000, which it contributed to HE III as an additional capital contribution.

     Certain of the Company’s officers and directors were investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, had stock options in HEC.

Hallwood Petroleum, LLC

     The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues are credited to, and all costs are borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL are held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company.

Other Entities

     The Company has invested a nominal amount of funds in other affiliated entities, which principally serve as the general partners for the energy affiliates.

Note 5 — Loans Payable

     Loans payable at the balance sheet dates are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Bank debt
Revolving credit facility, prime + .25% or Libor + 1.75% - 3.00%, due January 2007	$10,629	$7,977
Equipment term loans, 2.84% - 5.60% interest, due at various dates from October 2005 through February 2009	1,066	1,149

	11,695	9,126

Subordinated secured promissory note, non-interest bearing	—	10

Total	11,695	9,136
Less: Current portion	(340)	(347)

Noncurrent portion	$11,355	$8,789

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (“the Key Working Capital Revolving Credit Facility”). Availability for direct borrowings and letter of credit obligations under the Key Working Capital Revolving Credit Facility is limited to the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

lesser of the facility amount or the borrowing base, as defined in the agreement. Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries.

     The Key Working Capital Revolving Credit Facility has a maturity date of January 2, 2007, bears interest at Brookwood’s option of prime plus 0.25% or Libor plus 1.75% to 3.00% (variable depending on compliance ratios), contains various covenants, including maintenance of certain financial ratios and restrictions on dividends and repayment of debt or cash transfers to the Company. The interest rate was 6.00% at March 31, 2005. The outstanding balance at March 31, 2005 was $10,629,000 and Brookwood had approximately $11,371,000 of unused borrowing capacity.

     Equipment Term Loans. Prior to 2004, Brookwood borrowed funds under a $2,000,000 equipment revolving credit line with Key Bank. This facility was increased to $3,000,000 in connection with the renewal of the Key Working Capital Revolving Credit Facility in January 2004. This facility matures in January 2007. In March 2004, Brookwood borrowed $386,000 under this facility, which was converted into a term loan at a fixed rate of 2.84%, with a maturity in February 2009. The outstanding balance at March 31, 2005 was $1,066,000, and Brookwood had $1,934,000 availability under this facility.

     Loan Covenants. As of the end of all quarters in 2004 and the first quarter in 2005, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility included a total debt to tangible net worth ratio covenant and an EBITDA to total fixed charges covenant. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.

     On March 25, 2005, Brookwood and Key Bank entered into a loan amendment which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a minimum net income of not less than $1 beginning with the quarter ended March 31, 2005 and quarterly thereafter.

Former Borrowings

     Amended and Restated Credit Agreement. In 2002, the Company and its HWG, LLC subsidiary entered into a credit agreement with First Bank & Trust, N.A. In 2003 and 2004 the credit agreement was amended and restated (the “Amended and Restated Credit Agreement”) several times and provided additional borrowings to the Company to satisfy its cash flow requirements. All loan facilities under the Amended and Restated Credit Agreement were repaid in July 2004 (principal amount of $14,372,000 at repayment date) in connection with the sale of HRP.

     Capital Lease Obligations. The Company’s Brock Suite Hotels Inc. subsidiary had entered into three separate capital leasing agreements for furniture, fixtures and building improvements. In June 2004, the Company repaid the capital leases.

Note 6 — 10% Collateralized Subordinated Debentures

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

Note 7 — Separation Agreement

     In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company for certain assets in the Company and future cash payments contingent on the net cash flow from the Company’s real estate management activities. The Company had an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000. In June 2004, the Company exercised the option. The Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000 in the 2004 second quarter, which was the excess of the recorded obligation over the $3,000,000 exercise price.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

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

     The Company began amortizing the deferred revenue from the noncompetition agreement, in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $604,000 for the three month period ended March 31, 2004. The noncompetition agreement was fully amortized in May 2004.

Note 9 — Income Taxes

     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Continuing Operations
Federal
Current	$6	$1
Deferred	491	(2,685)

Sub-total	497	(2,684)

State	508	454

Total	$1,005	$(2,230)

Discontinued Operations
Federal
Current	$—	$—
Deferred	—	(7,302)

Sub-total	—	(7,302)

State	—	26

Total	$—	$(7,276)

     The deferred tax asset was $4,166,000 and $4,657,000 at March 31, 2005 and December 31, 2004, respectively. Prior to 2004, the deferred tax asset was principally attributable to the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers, tax credits and timing differences from the implementation of various tax planning strategies, which included anticipated gains from the potential sale of investments and projected income from operations. During 2004, the Company utilized its available NOLs, depletion carryforward and tax credits to offset taxable income. Accordingly, at December 31, 2004, the deferred tax asset was attributable solely to timing differences which can be utilized to offset projected income from operations.

     Income tax expense from continuing operations was $1,005,000 for the 2005 first quarter, compared to an income tax benefit of $2,230,000 in 2004. The 2005 quarter included a $491,000 federal deferred expense, a $6,000 federal current expense and a $508,000 expense for state taxes. The 2004 quarter included a $2,685,000 noncash federal deferred benefit, a $1,000 federal current expense and a $454,000 expense for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     In the 2004 first quarter, as a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

Merger with HRPT, management determined that the deferred tax asset valuation allowance should be reduced to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. Accordingly, the Company recorded a net deferred tax benefit of $9,987,000 in the 2004 first quarter, of which $7,302,000 was allocated to discontinued operations.

Note 10 — Discontinued Real Estate Operations

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

     Agreement and Plan of Merger with HRPT Properties Trust. In July 2004, the merger with a subsidiary of HRPT was approved by the HRP unitholders at the special meeting of unitholders with holders of 53.74% of the outstanding units voting to approve the merger. The total cash price HRPT paid under the merger agreement and the purchase agreement was approximately $247,000,000. In addition, HRPT assumed or prepaid all of HRP’s outstanding debt. In its announcement, HRP indicated that unitholders received an amount in cash equal to $136.70 per unit of limited partnership. Of this amount $0.31 per unit was withheld subject to the award of attorneys’ fees to the class counsel in the I.G. Holdings Inc. et al v. Hallwood Realty, LLC et al. litigation.

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

     In July 2004, the Company received proceeds of approximately $66,060,000, of which $18,500,000 was placed into an escrow account pending the resolution of certain claims. Proceeds were also reduced by approximately $102,000 for the Company’s share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. The Company used approximately $14,400,000 of the proceeds to repay principal, accrued interest and fees associated with the Amended and Restated Credit Agreement. In December 2004, the pending claims were resolved, and the Company received the full amount of the $18,500,000 escrow deposit plus accrued interest.

     In February 2005, the Company received approximately $59,000 as its allocable share of the remaining escrow account balance from the I.G. Holdings litigation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

     A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues and Expenses
Revenues
Fees
Related parties	$—	$1,174
Other	—	26
Equity income from investments in HRP	—	312

	—	1,512

Expenses
Administrative expenses	—	232
Litigation costs	—	31

	—	263

Income before income taxes	—	1,249

Income Taxes
Deferred federal income tax (benefit)	—	(7,302)
Current federal and state income tax expense	—	26

	—	(7,276)

Income from discontinued real estate operations	$—	$8,525

Note 11 — Discontinued Hotel Operations

     In December 2004, the Company’s Brock Suite Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites hotel in Huntsville, Alabama. As of December 31, 2004, the Company had no further operations in the hotel segment. Operating results for this hotel have been reclassified to discontinued operations for all periods presented.

     A summary of discontinued hotel operations is provided below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues
Sales	$—	$362

Expenses
Operating expenses	—	448
Depreciation and amortization	—	31
Interest expense	—	6
Litigation and other disposition costs	—	1

	—	486

Loss from discontinued hotel operations	$—	$(124)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

Note 12 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows

     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):

Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2005	2004
Proportionate share of partner capital transactions of equity investments:
Amortization of interest rate swap	$—	$(15)

Supplemental disclosures of cash payments:

	Three Months Ended
	March 31,
Description	2005	2004
Interest paid	$104	$392
Income taxes paid	1,505	365

Note 13 — Computation of Income Per Share

     The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles the Company’s net income used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Three Months Ended
	March 31,
Description	2005	2004
Weighted Average Shares Outstanding
Basic	1,326	1,326
Potential shares from assumed exercise of stock options	204	204
Potential repurchase of shares from stock option proceeds	(21)	(86)

Assuming dilution	1,509	1,444

Net Income
Basic and assuming dilution	$906	$13,719

Note 14 — Litigation, Contingencies and Commitments

     Reference is made to Note 20 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2004

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2005 and 2004
(unaudited)

Note 15 — Segments and Related Information

     The following represents the Company’s reportable segment operations for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Three months ended March 31, 2005
Total revenue from external sources	$36,395	$931			$37,326

Operating income	$3,260	$—	$(1,446)		$1,814
Other income (loss), net	(132)	(419)	648		97

Income from continuing operations before income tax	$3,128	$(419)	$(798)		$1,911

Income from discontinued operations				$—	$—

Three months ended March 31, 2004
Total revenue from external sources	$31,240				$31,240

Operating income	$3,332	$—	$(542)		$2,790
Other income (loss), net	(100)	81	317		298

Income from continuing operations before income tax	$3,232	$81	$(225)		$3,088

Income from discontinued operations				$8,401	$8,401

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2004 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2004 annual report.

Note 16 — Subsequent Events

     Cash Distribution in Partial Liquidation. On April 22, 2005, the Company announced a cash distribution in partial liquidation to stockholders and equivalent bonus to option holders. The cash distribution in the amount of $37.70 per share, totaling approximately $56,789,000 is payable on May 27, 2005 to stockholders of record as of May 20, 2005. The distribution is in partial liquidation of the Company, as a result of the Company’s disposition of its real estate interests and partnership units relating to HRP in July 2004, and the board of directors’ determination to discontinue the Company’s real estate activities effective January 1, 2005. In connection with the plan of partial liquidation, the board of directors may again review the cash position of the Company at any time through December 31, 2005, and determine to distribute additional liquidating distributions not to exceed (together with the May distribution) the approximately $66,119,000 received in the disposition of the HRP interests.

     In connection with the cash distribution, a special committee of the board of directors of the Company declared a special bonus to those officers of the Company, other than Mr. Gumbiner, who hold outstanding options to purchase common stock of the Company, in lieu of amounts such holders would have received if they had exercised their options prior to the record date. The special bonus will be equal to the amount of the cash distribution per share on the number of shares subject to options that each individual holds as of the record date, and is anticipated to total approximately $905,000.

     Exercise of Stock Options. In April 2005, Mr. Gumbiner, the Company’s chairman and chief executive officer, and two directors notified the Company of their intention to exercise all of the options they held to purchase a total of 180,000 shares of the Company’s common stock. The Company expects to receive proceeds from the payment of the exercise price of approximately $2,169,000 in the 2005 second quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     General. Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. During 2004, the Company disposed of its interests in Hallwood Realty Partners, L.P., which constituted substantially all of its real estate activities, and its minority investment in Hallwood Energy Corporation. The Company received total cash proceeds from both of these transactions in the amount of approximately $123,000,000. After repayment of bank debt, 10% Debentures and other obligations, the Company held approximately $77,413,000 in cash and marketable securities at March 31, 2005. Although the Company’s textile activities have generated substantial positive cash flow in recent years, there is no assurance that this trend will continue. In addition, the remaining energy entities will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and newly acquired properties.

     Cash Distribution in Partial Liquidation. On April 22, 2005, the Company announced a cash distribution in partial liquidation to stockholders and equivalent bonus to option holders. The cash distribution in the amount of $37.70 per share, totaling approximately $56,789,000, is payable May 27, 2005 to stockholders of record as of May 20, 2005. The distribution is in partial liquidation of the Company as a result of the Company’s disposition of its real estate interests and partnership units relating to HRP in July 2004, and the board of directors determination to discontinue the Company’s real estate activities effective January 1, 2005. In connection with the plan of partial liquidation, the board of directors may again review the cash position of the Company at any time through December 31, 2005 and determine to distribute additional liquidating distributions not to exceed (together with the May distribution) the approximately $66,119,000 received in the disposition of the HRP interests.

     Continuing Operations. The Company derives substantially all of its revenues from continuing operations from its Brookwood subsidiary, and consequently, the Company’s success is highly dependent upon Brookwood’s success. In the long-run, Brookwood’s success will be influenced in varying degrees by its response to legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the NAFTA, the WTO, the effectiveness of anti-dumping and countervailing duty remedies and of enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA with Mexico and Canada, there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.

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

     While Brookwood has enjoyed substantial growth in its military business during each of the past three years, there is no assurance this trend will continue. Although sales for the 2005 first quarter were higher than for the 2004 fourth quarter, based on new orders received through May 1, 2005, military sales may decline during 2005. Brookwood’s current backlog, compared to 2004, is consistent with this possibility, principally because the government has not released contracts to suppliers from whom Brookwood derives its military business. Orders from the military for goods generally were significantly affected by the increased activity of the U.S. military in recent years. If this activity does not continue to increase or declines, then it is reasonable to expect that orders from the military generally, including orders for the Company’s products, may be similarly affected. However, the Company is unable at this time to predict future sales trends.

     Additionally, unstable global nylon pricing is creating cost increases, which, together with product mix, are beginning to soften Brookwood’s margins, a trend that is likely to continue.

     Energy. Since January 2002, the Company has invested approximately $20,700,000 in various private energy companies. The Company owns between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounts for the investments using the equity method of accounting. These private energy companies are or have been principally involved in drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties, and conducting 3-D seismic surveys over optioned land in South Louisiana to determine if further oil and gas exploratory activity is warranted.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues are credited to, and all costs are borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL are held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company.

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

     In July 2004, HRP was merged with a subsidiary of HRPT. As a result, HRP became a wholly-owned subsidiary of HRPT and was no longer a publicly traded limited partnership. The general partner interest in HRP was also sold to a HRPT subsidiary in a separate transaction and the management agreements for the properties were terminated. The Company no longer holds any interest in HRP. The Company received $66,119,000 for its investments in HRP and related assets.

     In December 2000, the Company decided to discontinue and dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement. As of December 31, 2004 the Company had no further operations associated with the hotel segment.

     Presentation

     The Company intends the discussion of it financial condition and results of operations that follows to provide information that will assist in understanding its financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect its financial statements.

     Following the disposition of its real estate and hotel business segments, the Company determined that its financial statements should be changed from a segmented format to a classified format; therefore, substantial reclassifications have been made to the first quarter 2004 financial statements.

     Results of Operations

     Income and revenue from continuing operations for the 2005 first quarter were $906,000 and $37,326,000, compared to $5,318,000 and $31,240,000 in 2004.

     The Company reported net income of $906,000 for the first quarter ended March 31, 2005, compared to net income of $13,719,000 in 2004.

     The Company reported income from discontinued operations in the 2005 and 2004 first quarters of $-0- and $8,401,000, respectively.

     Revenues

     Textile products sales of $36,395,000 increased by $5,155,000, or 16%, in the 2005 first quarter, compared to $31,240,000 in 2004, due to an increase of sales of specialty fabric to U.S. military contractors. Military sales for the 2005 first quarter were $21,604,000, of which one customer accounted for $18,176,000, compared to $16,464,000 and $10,565,000 in the 2004 quarter, respectively.

     The Company’s HPL subsidiary commenced operation in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no anticipated profit element and totaled $931,000 for the 2005 first quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Expenses

     Textile products cost of sales of $28,680,000 increased by $4,457,000, or 18%, compared to $24,223,000 in 2004, principally due to increased sales. The reduced gross profit margin for the 2005 first quarter (21.2% versus 22.5%) resulted principally from a change in product mix.

     Administrative and selling expenses were comprised of the following:

	Three Months Ended
	March 31,
	2005	2004
Textile products	$4,456	$3,685
Corporate	1,445	542
Energy	931	—

Total	$6,832	$4,227

     Textile products administrative and selling expenses of $4,456,000 for the 2005 first quarter increased by $771,000 or 21% from the 2004 amount of $3,685,000. The increase was primarily attributable to higher royalties associated with the sales of fabric to military contractors and payroll costs.

     Corporate administrative expenses were $1,445,000 for the 2005 first quarter, compared to $542,000 for 2004. The increase of $903,000 was primarily attributable to increased consulting and professional fees and inclusion of costs that were previously shared with the Company’s former real estate subsidiaries.

     Administrative costs for the Company’s HPL energy subsidiary, which commenced operations in October 2004, were $931,000 for the 2005 first quarter.

     Other Income (Loss)

     Interest and other income was $648,000 in the 2005 first quarter, compared to $2,000 in 2004. The 2005 increase was due to realized and unrealized gains from investments in marketable securities and interest income earned on cash and cash equivalents.

     Equity income (loss) from investments in energy affiliates, relating to the Company’s pro rata share of income (loss) in the affiliates, was comprised of the following:

	Three Months Ended
	March 31,
	2005	2004
HE III	$(165)	$—
HE II	(76)	—
Hallwood Exploration	(65)	(10)
HEC	—	91

Total	$(306)	$81

     HE III commenced commercial production and sales of natural gas in June 2004, while HE II and Hallwood Exploration remain in the development stage.

     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who is not otherwise affiliated with the Company, to purchase the officer’s four percent profits interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase will be settled on or after June 30, 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company has reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.

     In December 2004, HEC completed a merger with Chesapeake Energy Corporation (“Chesapeake”) and one of its subsidiaries, under which Chesapeake acquired HEC.

     Interest expense was comprised of the following:

	Three Months Ended
	March 31,
	2005	2004
Textile products	$132	$100
Corporate	—	289

Total	$132	$389

     Textile products interest expense principally relates to Brookwood’s Key Bank revolving credit facility. Fluctuations in interest expense year to year were principally due to changes in the average outstanding amounts and increasing interest rates. Corporate interest expense principally relates to the Company’s former Amended and Restated Credit Agreement and 10% Debentures. The Company repaid the Amended and Restated Credit Agreement in July 2004 and redeemed the 10% Debentures in September 2004.

     At December 31, 2004, the Company had recorded a receivable for $500,000 for the anticipated additional amount the Company would receive from the disposition of its HEC investment upon final calculation of HEC’s working capital. In April 2005, the Company received $387,000 as its proportionate share of the working capital. Accordingly, the Company reduced the gain from the disposition of HEC by $113,000 in the 2005 first quarter.

     Amortization of deferred revenue in the amount of $604,000 in the 2004 first quarter was attributable to the noncompetition agreement associated with the sale of the Company’s investment in Former Hallwood Energy in May 2001. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The original $7,250,000 cash payment was amortized over a three year period which ended in May 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income Taxes

     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Continuing Operations
Federal
Current	$6	$1
Deferred	491	(2,685)

Sub-total	497	(2,684)

State	508	454

Total	$1,005	$(2,230)

Discontinued Operations
Federal
Current	$—	$—
Deferred	—	(7,302)

Sub-total	—	(7,302)

State	—	26

Total	$—	$(7,276)

     The 2004 deferred tax benefit was principally attributable to the anticipated utilization of NOLs, carryovers and tax credits that were previously reserved, to offset the gain on the sale of its general partner and limited partner interests in HRP and an increase in projected income from operations due to improved results at Brookwood and earnings from the Company’s energy activities. To the extent that the elimination of the valuation allowance was attributable to the appreciation in the market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

     During 2004, the Company utilized all of its available net operating loss carryforwards (“NOLs”), depletion carryforwards and tax credits to offset taxable income. Accordingly, at March 31, 2005, the deferred tax asset is attributable solely to timing differences, which can be utilized to offset projected income from operations.

     Although the use of such carryforwards in 2004 to offset taxable income could have been limited under certain circumstances, the Company is not aware of the occurrence of any event which would result in such limitations. In addition, utilization of NOLs in 2004 could have been limited if changes in the Company’s stock ownership had created a change in control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended. The Company believes no such changes occurred.

     Discontinued Real Estate Operations

     The Company’s real estate business segment has been reclassified to discontinued operations as a result of the July 2004 sale of its investments in HRP and the termination of the associated management contracts.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues and Expenses
Revenues
Fees
Related parties	$—	$1,174
Other	—	26
Equity income (loss) from investments in HRP	—	312

	—	1,512

Expenses
Administrative expenses	—	232
Litigation costs	—	31

	—	263

Income before income tax	—	1,249

Income Taxes
Deferred federal income tax benefit	—	(7,302)
Current federal and state income tax expense	—	26

	—	(7,276)

Income from discontinued real estate operations	$—	$8,525

     Revenues. Fees of $1,200,000 for the 2004 first quarter were derived from the Company’s asset management, property management, leasing and construction supervision services provided to HRP and various third parties prior to the sale of HRP in July 2004.

     Equity income from investments in HRP represented the Company’s pro rata share of the net income reported by HRP, adjusted for the elimination of intercompany profits.

     Expenses. Administrative expenses were $232,000 in the 2004 first quarter. Litigation expense of $31,000 in the 2004 first quarter represented interest on the remaining balance due to HRP in the Gotham Partners, L.P. matter, in the amount of $1,877,000, which was paid in May 2004.

     The deferred tax benefit for the 2004 first quarter is disproportionate to income before income tax due to the recording of a deferred tax benefit attributable to the anticipated gain from the sale of the Company’s investments in HRP and the related reduction in the valuation allowance.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Discontinued Hotel Operations

     In December 2004, the Company’s Brock Suite Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites hotel in Huntsville, Alabama. As of December 31, 2004, the Company had no further operations in the hotel segment. Operating results for this hotel have been reclassified to discontinued operations for all periods presented.

     A summary of discontinued hotel operations is provided below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues
Sales	$—	$362

Expenses
Operating expenses	—	448
Depreciation and amortization	—	31
Interest expense	—	6
Litigation and other disposition costs	—	1

	—	486

Loss from discontinued hotel operations	$—	$(124)

     Operating expenses for the Huntsville hotel were $448,000, including $135,000 and $62,000 for lease expense and repairs and maintenance, respectively, for the 2004 first quarter. Interest expense, which related to a capital lease obligation repaid in June 2004, was $6,000 for the 2004 first quarter.

     Investment in Energy Affiliates

     Hallwood Energy III, L.P.

     The Company owns approximately 28% (22% after consideration of profit interests) of HE III. The Company accounts for this investment using the equity method of accounting and records its pro rata share of HE III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In March 2005, the Company funded an additional $4,251,000.

     In June 2004, HE III acquired from HEC approximately 15,000 net acres of undeveloped leasehold, three proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000. During July 2004, HE III entered into an agreement with Chesapeake, which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 44% interest in its lease holdings to Chesapeake, which in turn assigned a 56% interest in its lease holdings to HE III. Under the joint operating agreement between the two entities, HE III has been designated as operator for all future development.

     HE III commenced commercial production and sales of natural gas in June 2004. As of May 1, 2005, HE III has drilled, acquired or is in the process of drilling 25 wells in the Barnett Shale formation in Johnson County, Texas. Eighteen wells are producing, two wells are being drilled and three wells are in the completion process and two wells are saltwater disposal wells.

     As of May 1, 2005, HE III has four drilling rigs in operation. If HE III were to continue operating the rigs at capacity, HE III could drill 40-60 wells during the remainder of 2005, however drilling plans will vary depending upon a number of variables and economic conditions.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of May 1, 2005, HE III holds oil and gas leases covering approximately 29,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas. Natural gas production was approximately 10 million cubic feet per day, net to HE III’s interest.

     Certain of the Company’s officers and directors are investors in HE III. In addition, individual members of management of HE III, including one director and officer and one officer of the Company, hold a profit interest in HE III.

     Hallwood Energy II, L.P.

     At March 31, 2005, the Company owns approximately 24% (19% after consideration of profit interests) of HE II. It accounts for this investment using the equity method of accounting and records its pro rata share of HE II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.

     In 2004, the Company invested $2,430,000 in HE II. HE II was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. As of May 1, 2005, HE II holds oil and gas leases covering approximately 30,000 gross and 29,000 net acres of undeveloped land. HE II plans to drill its first well in the 2005 third quarter.

     Certain of the Company’s officers and directors are investors in HE II. In addition, individual members of management of HE II, including one director and officer and one officer of the Company, hold a profit interest in HE II.

     Hallwood Exploration, L.P.

     The Company owns approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting.

     In 2004, the Company invested $1,318,000 in Hallwood Exploration, which was formed to develop an oil and gas opportunity in South Louisiana. Hallwood Exploration has acquired seismic lease options over approximately 28,000 acres, and is currently in the process of conducting a 3-D seismic survey over the optioned land to determine if further oil and gas exploratory activity is warranted.

     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

     Hallwood Energy Corporation

     The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss), stockholders’ equity transactions and comprehensive income (loss) adjustments, if any. The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004.

     Sale of HEC. In December 2004, HEC completed a merger with Chesapeake, under which Chesapeake acquired HEC. In exchange for its interest in HEC, the Company received a cash payment of $53,793,000 in December 2004 and received an additional amount of $387,000 in April 2005 from the settlement of HEC’s working capital. The Company also received its proportionate share of the HE III debt in the amount of $1,995,000, which it contributed to HE III as an additional capital contribution and its proportionate interest in Hallwood SWD, Inc., the former HEC subsidiary that owned the Worthington saltwater disposal well, with a carrying value of approximately $1,250,000, which it contributed to HE III as an additional capital contribution.

     Certain of the Company’s officers and directors were investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, had stock options in HEC.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Critical Accounting Policies

     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2004.

     Related Party Transactions

     HRP. The Company’s real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. Hallwood Realty earned: (i) an asset management fee equal to 1% of the net aggregate base rents of HRP’s properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties and; (iii) disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount by which the sales price of a property exceeded the purchase price of such property. HCRE earned property management, leasing and construction supervision fees. The management contracts with HRP, which were scheduled to expire on June 30, 2004, were amended in April 2004 to expire on the closing date of the merger with HRPT, which was completed on July 16, 2004. The management contracts provided for: (i) a property management fee equal to 2.85% of cash receipts collected from tenants; (ii) leasing fees equal to the current commission market rate as applied to net aggregate rent (none exceeding 6% of the net aggregate rent); and (iii) construction supervision fees for administering construction projects equal to 5% of total construction or tenant improvement costs.

     A summary of the fees earned from HRP is detailed below (in thousands)

	Three Months Ended
	March 31,
	2005	2004
Property management fees	$—	$477
Construction supervision fees	—	338
Leasing fees	—	206
Asset management fees	—	153

Total	$—	$1,174

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

     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005). Additionally, HIL is also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A summary of the fees and expenses paid to HIL are detailed below (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Consulting fees	$242	$212
Office space and administrative services	108	26

Total	$350	$238

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

     Contractual Obligations and Commercial Commitments

     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2005 (in thousands):

	Payments Due During the Year Ending December 31,
	2005*	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Long term debt
Loans payable	$256	$382	$10,878	$152	$27	$—	$11,695
Operating leases	666	428	—	—	—	—	1,094

Total	$922	$810	$10,878	$152	$27	$—	$12,789

	Amount of Commitment Expiration
	During the Year Ending December 31,
	2005*	2006	2007	2008	2009	Thereafter	Total
Commercial Commitments
Employment contracts	$511	$—	$—	$—	$—	$—	$511

*	For the nine months ending December 31, 2005.

     Financial Covenants

     The Company’s former Amended and Restated Credit Agreement and former 10% Debentures required compliance with various loan covenants and financial ratios, which, if not met, would have triggered a default. Additionally, Brookwood’s Key Working Capital Credit Facility requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio and a minimum net income requirement.

     Amended and Restated Credit Agreement and 10% Debentures. The Amended and Restated Credit Agreement and 10% Debentures were repaid in 2004. Prior to their repayment, the Company was in compliance with the covenants for both borrowings in 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Key Working Capital Revolving Credit Facility. The principal ratios, as defined in the Key Working Capital Revolving Credit Facility for the last four quarters are provided below (dollar amounts in thousands):

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2005	2004	2004	2004
Total debt to tangible net worth	must be less than 1.50	0.97	0.89	0.90	0.95
Net income	must exceed $1	Yes	N/A	N/A	N/A
EBITDA to total fixed charges	must exceed 1.15	N/A	1.41	1.28	1.62

     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility as of March 31, 2005 and for all quarters in 2004.

     On March 25, 2005, Brookwood and Key Bank entered into a loan amendment which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a minimum net income of not less than $1 beginning with the quarter ended March 31, 2005 and quarterly thereafter.

     Liquidity and Capital Resources

     General. The Company’s cash position increased by $2,417,000 during the 2005 first quarter period to $73,966,000 as of March 31, 2005. The principal sources of cash were $4,775,000 provided by operating activities and $2,559,000 for net bank borrowings. The primary uses of cash were $4,251,000 for investments in energy affiliates and $894,000 for textile products and other equipment. In addition to the cash and cash equivalents, the Company’s liquidity is increased by marketable securities with a value of $3,447,000 at March 31, 2005.

     Following the sale of its investments in HRP and HEC during 2004, the Company principally operates in the textile products and energy business segments.

     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2007.

     At March 31, 2005, Brookwood had approximately $11,371,000 of unused borrowing capacity on its Key Working Capital Revolving Credit Facility and $1,934,000 under its equipment facility. Brookwood made payments to the Company of $1,748,000 in the 2005 first quarter and $5,373,000 in all of 2004 under its tax sharing agreement. In addition, Brookwood paid cash dividends to the Company of $2,500,000 in the 2005 first quarter and $3,000,000 in all of 2004. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s continued compliance with the covenants contained in the credit facility. There were no significant capital requirements as of March 31, 2005.

     Energy. The Company has invested $11,014,000, $1,997,000, and $3,500,000 in its various energy affiliates (of which $6,063,000 was invested in HEC prior to its disposition) in 2004, 2003 and 2002, respectively, and $4,251,000 to date in 2005. The energy affiliates anticipate that substantial additional capital will be required over the next few years to complete projected property acquisition, exploration and development costs. As a result, the Company has projected that up to $5,000,000 may be required for additional capital investment for the remainder of 2005. The Company believes these contributions can be made from existing cash. The actual level of investment, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, and the availability of alternative sources of capital, such as loans from third parties.

     Cash Distribution in Partial Liquidation. On April 22, 2005, the Company announced a cash distribution in partial liquidation to stockholders and equivalent bonus to option holders. The cash distribution in the amount of $37.70 per share, totaling approximately $56,789,000 is payable on May 27, 2005 to stockholders of record as of May 20, 2005. The distribution is in partial liquidation of the Company as a result of the Company’s disposition of its real estate interests and partnership units relating to HRP in July 2004, and the board of directors’ determination to discontinue the Company’s real estate activities effective January 1, 2005. In connection with the plan of partial liquidation, the board of directors may again review the cash position of the Company at any time through December 31, 2005 and determine to distribute additional liquidating distributions

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

not to exceed (together with the May distribution) the approximately $66,119,000 received in the disposition of the HRP interests.

     The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. With the sale of HRP and HEC in 2004 and its continuing operations, the Company believes it has sufficient funds to meet its liquidity needs.

     Forward-Looking Statements

     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2004 in the section entitled “Business–Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          There have been no material changes to the Company’s market risks during the quarter ended March 31, 2005.

          The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of March 31, 2005, the Company’s total outstanding loans payable of $11,695,000 were comprised of $1,066,000 of fixed rate debt and $10,629,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $117,000, assuming that outstanding debt remained at current levels.

          The Company does not have any derivative financial instruments as of March 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 4. CONTROLS AND PROCEDURES

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

     In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communication from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In March 2005, the Company received additional written communication from their independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required.

     Internal Controls. Other than the suggested improvements noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item
1	Legal Proceedings

Reference is made to Note 14 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders	None

5	Other Information	None

6	Exhibits

10.20	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: May 13, 2005	By:	/s/ Melvin J. Melle
Melvin J. Melle, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description
10.20	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 to the Sarbanes-Oxley Act of 2002.