Form 10-Q
period 2005-06-30
HALLWOOD GROUP INC
filed 2005-08-15
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
For the Period Ended June 30, 2005                    Commission File Number: 1-8303

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
YES ☐ NO ☑
     1,511,218 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$20,598	$71,549
Marketable securities — trading	202	6,100
Accounts receivable
Trade and other	25,380	25,340
Related parties	218	165
Inventories	17,067	23,581
Prepaids, deposits and other assets	1,761	1,314
Deferred income tax	1,393	2,213
Restricted cash — related parties	—	218

	66,619	130,480

Noncurrent Assets
Investments in energy affiliates	18,354	12,491
Property, plant and equipment, net	11,000	11,070
Deferred income tax	3,025	2,444
Other assets	277	503

	32,656	26,508

Discontinued Operations
Real estate	43	329

Total Assets	$99,318	$157,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,314	$15,095
Related party payables	5,000	490
Accrued expenses and other current liabilities	4,671	5,722
Current portion of loans payable	344	347
Income taxes payable	—	1,167

	18,329	22,821

Noncurrent Liabilities
Long term portion of loans payable	11,790	8,789
Redeemable preferred stock	1,000	1,000

	12,790	9,789

Discontinued Operations
Real estate	—	166

Total Liabilities	31,119	32,776

Stockholders’ Equity
Common stock, issued 2,396,103 shares at both dates; outstanding 1,511,218 and 1,326,343 shares, respectively	240	240
Additional paid-in capital	56,443	54,792
Retained earnings	24,697	85,443
Treasury stock, 884,885 and 1,069,760 shares, respectively; at cost	(13,181)	(15,934)

Total Stockholders’ Equity	68,199	124,541

Total Liabilities and Stockholders’ Equity	$99,318	$157,317

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenues
Textile products sales	$71,684	$66,794
Administrative fees from energy affiliates	1,499	—

	73,183	66,794

Expenses
Textile products cost of sales	56,502	50,064
Administrative and selling expenses	18,841	8,366

	75,343	58,430

Operating income (loss)	(2,160)	8,364

Other Income (Loss)
Interest and other income	848	3
Equity income from investments in energy affiliates	194	520
Interest expense	(302)	(780)
Adjustment to gain from disposition of HEC	(113)	—
Amortization of deferred revenue — noncompetition agreement	—	1,007
Separation Agreement income	—	375

	627	1,125

Income (loss) from continuing operations before income tax expense (benefit)	(1,533)	9,489
Income tax expense (benefit)	1,878	(6,489)

Income (loss) from continuing operations	(3,411)	15,978
Income (loss) from discontinued operations, net of tax
Real estate	—	11,667
Hotels	—	(299)

	—	11,368

Net Income (Loss)	$(3,411)	$27,346

Per Common Share
Basic
Income (loss) from continuing operations	$(2.47)	$12.05
Income from discontinued operations	—	8.57

Net income (loss)	$(2.47)	$20.62

Assuming dilution
Income (loss) from continuing operations	$(2.47)	$10.97
Income from discontinued operations	—	7.80

Net income (loss)	$(2.47)	$18.77

Weighted Average Shares Outstanding
Basic	1,379	1,326

Assuming dilution	1,379	1,457

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenues
Textile products sales	$35,289	$35,554
Administrative fees from energy affiliates	568	—

	35,857	35,554

Expenses
Textile products cost of sales	27,822	25,841
Administrative and selling expenses	12,011	4,139

	39,833	29,980

Operating income (loss)	(3,976)	5,574

Other Income (Loss)
Equity income from investments in energy affiliates	500	439
Interest and other income	200	1
Interest expense	(168)	(391)
Amortization of deferred revenue — noncompetition agreement	—	403
Separation Agreement income	—	375

	532	827

Income (loss) from continuing operations before income tax expense (benefit)	(3,444)	6,401
Income tax expense (benefit)	873	(4,259)

Income (loss) from continuing operations	(4,317)	10,660

Income (loss) from discontinued operations, net of tax
Real estate	—	3,142
Hotels	—	(175)

	—	2,967

Net Income (Loss)	$(4,317)	$13,627

Per Common Share
Basic
Income (loss) from continuing operations	$(3.02)	$8.04
Income from discontinued operations	—	2.23

Net income (loss)	$(3.02)	$10.27

Assuming dilution
Income (loss) from continuing operations	$(3.02)	$7.27
Income from discontinued operations	—	2.03

Net income (loss)	$(3.02)	$9.30

Weighted Average Shares Outstanding
Basic	1,431	1,326

Assuming dilution	1,431	1,466

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income (Loss)	$(4,317)	$13,627	$(3,411)	$27,346

Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income (loss) from equity investments
Amortization of interest rate swap	—	(15)	—	(30)

Comprehensive Income (Loss)	$(4,317)	$13,612	$(3,411)	$27,316

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2005	2,396	$240	$54,792	$85,443	1,070	$(15,934)	$124,541
Net loss				(3,411)			(3,411)
Cash dividend on common stock				(56,789)			(56,789)
Reissuance of treasury shares resulting from exercise of stock options and related income tax effect	—	—	1,651	(546)	(185)	2,753	3,858

Balance, June 30, 2005	2,396	$240	$56,443	$24,697	885	$(13,181)	$68,199

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,411)	$27,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in inventories	6,514	84
Proceeds from sale of marketable securities	5,836	—
Increase (decrease) in accrued expenses and other current liabilities	(567)	2,038
Increase (decrease) in accounts payable and related party payables	(1,197)	256
Depreciation and amortization	934	883
Net change in other assets and liabilities	(1,048)	(143)
Deferred tax expense (benefit)	239	(7,891)
Equity income from investments in energy affiliates	(194)	(520)
Adjustment to gain from disposition of HEC	113	—
Increase in accounts receivable	(93)	(3,902)
Loss from investments in marketable securities	62	—
Payment to exercise option of Separation Agreement	—	(3,000)
Payment of litigation judgment to HRP	—	(1,876)
Amortization of deferred revenue — noncompetition agreement	—	(1,007)
Gain from extinguishment of Separation Agreement	—	(375)
Amortization of deferred gain from debenture exchange	—	(31)
Discontinued operations:
Net change in other assets and liabilities	120	(299)
Equity loss from investments in HRP	—	(178)
Deferred tax benefit	—	(9,642)
Increase in accrued litigation expense to HRP	—	49

Net cash provided by operating activities	7,308	1,792

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in energy affiliates	(5,669)	(1,696)
Investments in property, plant and equipment, net	(1,452)	(1,195)
Proceeds from sale of investment in HEC	387	—
Discontinued operations:
Proceeds from sale of investments in HRP	59	—
Investments in hotels	—	(64)

Net cash (used in) investing activities	(6,675)	(2,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividend on common stock	(56,789)	—
Proceeds from exercise of stock options	2,207	—
Proceeds (repayment) from of borrowings on revolving credit facilities, net	3,175	(3,930)
Proceeds from other bank borrowings and loans payable	—	4,986
Repayment of other bank borrowings and loans payable	(177)	(1,213)

Net cash (used in) financing activities	(51,584)	(157)

DECREASE IN CASH AND CASH EQUIVALENTS	(50,951)	(1,320)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,549	2,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,598	$1,565

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
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
     Continuing Operations. The Company is a holding company that currently operates in the textile products and the energy business segments.
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
     Since January 2002, the Company has invested approximately $22,180,000 in private energy affiliates. Following the sale of Hallwood Energy Corporation (“HEC”) in December 2004 Hallwood Energy III, L.P. (“HE III”) and HE III in July 2005, the principal affiliates are Hallwood Energy II, L.P. (“HE II”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company has an interest of between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounts for the investments using the equity method of accounting. These private energy companies are or have been principally involved in drilling of wells in the Barnett Shale formation of Johnson County, Texas and surrounding counties and conducting a 3-D seismic survey over optioned land in South Louisiana to determine if further oil and gas exploratory activity is warranted. Certain of the Company’s officers and directors are investors in and hold profit interests in the energy affiliates.
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
     New Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with nonemployees. There were no unvested options nor options available for grant under the 1995 Stock Option Plan, which expired on June 27, 2005. Accordingly, the Company does not expect the adoption of SFAS No. 123(R) to have any impact on its consolidated financial statements.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 2—Cash and Cash Equivalents
     Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Cash	$1,102	$457
Cash equivalents	19,496	71,092

Total	$20,598	$71,549

     Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), government securities and interest bearing demand deposits.
Note 3—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$5,513	$8,353
Work in progress	5,371	6,883
Finished goods	7,471	9,446

	18,355	24,682
Less: Obsolescence reserve	(1,288)	(1,101)

Total	$17,067	$23,581

Note 4 — Investments in Energy Affiliates
     The Company is an investor in several energy affiliates. Provided below is information relating to each of these entities (dollar amounts in thousands):
Hallwood Energy III, L.P.

	As of June 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		six months ended
	Number of	ascribed	June 30,	December 31,	June 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy III, L.P.
- Limited partner interest	N/A	$13,433	$13,561	$8,959	$351	$—

     At June 30, 2005, the Company owned approximately 28% (24% after consideration of profit interests) of HE III. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.
     In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In March 2005, the Company invested an additional $4,251,000.
     In June 2004, HE III acquired from HEC approximately 15,000 acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, for financial reporting purposes the assets were recorded at net carrying value of approximately

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
$4,400,000, of which the Company’s proportionate share was approximately $1,232,000. During July 2004, HE III entered into an agreement with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 44% interest in its lease holdings to Chesapeake, which in turn assigned a 56% interest in its lease holdings to HE III. Under the joint operating agreement between the two entities, HE III had been designated as operator for all future development.
     HE III commenced commercial production and sales of natural gas in June 2004. In December 2004, in connection with the sale of HEC discussed below, the Company, as a shareholder in HEC, received its proportionate share of debt from HE III owed to HEC in the amount of $1,995,000, which it contributed directly to HE III as an additional capital investment. In addition, the Company received its proportionate share of HEC’s investment in its Hallwood SWD, Inc. subsidiary, with a carrying value of approximately $1,250,000, which was also contributed to HE III as an additional capital investment.
     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who is not otherwise affiliated with the Company, to purchase the officer’s four percent profit interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase was settled by the energy affiliates on July 1, 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and the Company reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.
     In June 2005, HE III obtained a revolving loan facility of $150,000,000 for Facility A and $5,000,000 for Facility B, with maturity dates of June 2007 and June 2006, respectively. The loan provided for a periodic re-determination of the borrowing base, which was initially established at $20,000,000 for both facilities. As of July 18, 2005, HE III had drawn $12,153,000 under the facility at floating interest of 5.5% for the period.
     As of July 18, 2005, HE III had drilled, acquired or was in the process of drilling 36 wells in the Barnett Shale formation in Johnson County, Texas. Twenty-four wells were producing, two wells were being drilled, eight wells were in the completion process and two wells were saltwater disposal wells. On that date, HE III held oil and gas leases covering approximately 29,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas. Natural gas production was approximately 21 million cubic feet per day, net to HE III’s interest.
     Sale of HE III. On July 18, 2005, HE III completed a merger with Chesapeake. The merger agreement provided for a total price of $246,500,000 for all of the HE III production and reserves, as well as the operational and administrative infrastructure in Johnson County, and was subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of approximately $235,000,000 at the closing, including debt owed by HE III, and management of HE III anticipates that an additional $2,500,000 will be paid upon final calculation of working capital.
     In exchange for its interest in HE III, the Company received a cash payment of $54,800,000 in July 2005 and anticipates that it will receive an additional $600,000 after calculation of HE III’s working capital is completed. The Company will report the gain from the disposition of its investment in the 2005 third quarter.
     In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $1,395,000, which was contributed to HE II as an additional capital investment.
     Certain of the Company’s officers and directors are investors in HE III. In addition, individual members of management of HE III, including one director and officer and one officer of the Company, held a profit interest in HE III.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Hallwood Energy II, L.P.

	As of June 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		six months ended
	Number of	ascribed	June 30,	December 31,	June 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy II, L.P.
- Limited partner interest	N/A	$3,645	$3,561	$2,424	$(78)	$—

     At June 30, 2005, the Company owned approximately 24% (19% after consideration of profit interests) of HE II. It accounts for this investment using the equity method of accounting and records its pro rata share of HE II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.
     In September 2004, the Company invested $2,430,000 in HE II, which was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In June 2005, the Company invested an additional $1,215,000, and in July 2005, $1,395,000, its proportionate share of pipe inventory distributed by HE III. As of August 1, 2005, HE II holds oil and gas leases covering approximately 42,000 gross and 38,000 net acres of undeveloped leasehold in Reeves, Culberson and Hill Counties.
     Sale of Certain Assets. In connection with the July 2005 disposition of HE III, HE II sold all of its 856 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company will record its pro rata share of the gain from this transaction in the 2005 third quarter.
     Certain of the Company’s officers and directors are investors in HE II. In addition, individual members of management of HE II, including one director and officer and one officer of the Company, hold a profit interest in HE II.
Hallwood Exploration, L.P.

	As of June 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		six months ended
	Number of	ascribed	June 30,	December 31,	June 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Exploration, L.P.
- Limited partner interest	N/A	$1,521	$1,214	$1,090	$(79)	$(5)

     At June 30, 2005, the Company owned approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Exploration’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.
     In 2004, the Company invested $1,318,000 in Hallwood Exploration, which was formed to develop an oil and gas opportunity in South Louisiana. In June 2005, the Company invested an additional $203,000. Hallwood Exploration has acquired seismic lease options over approximately 36,000 acres, and is currently in the process of conducting a 3-D seismic survey over the optioned land to determine if further oil and gas exploratory activity is warranted.
     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration, including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Hallwood Energy Corporation

	As of June 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		six months ended
	Number of	ascribed	June 30,	December 31,	June 30,
Description of Investment	shares held	value	2005	2004	2005	2004
Hallwood Energy Corporation
- Common stock	—	—	—	—	—	$524

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
Hallwood Petroleum, LLC
     The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues are credited to, and all costs are borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL are held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred, for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005.
Other Entities
     The Company has invested a nominal amount of funds in other affiliated entities, which principally serve as the general partners for the energy affiliates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 5 — Loans Payable
     Loans payable at the balance sheet dates are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Bank debt
Revolving credit facility, prime + .25% or Libor + 1.75% to 3.00% interest, due January 2007	$11,152	$7,977
Equipment term loans, 2.84% to 5.60% interest, due at various dates from October 2005 through February 2009	982	1,149

	12,134	9,126
Subordinated secured promissory note, non-interest bearing	—	10

Total	12,134	9,136
Current portion	(344)	(347)

Noncurrent portion	$11,790	$8,789

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
     The Key Working Capital Revolving Credit Facility has a maturity date of January 2, 2007, bears interest at Brookwood’s option of prime plus 0.25% or Libor plus 1.75% to 3.00% (variable depending on compliance ratios), contains various covenants, including maintenance of certain financial ratios and restrictions on dividends and repayment of debt or cash transfers to the Company. The interest rate was 6.50% at June 30, 2005. The outstanding balance at June 30, 2005 was $11,152,000 and Brookwood had approximately $10,848,000 of unused borrowing capacity.
     Equipment Term Loans. Brookwood has an equipment credit facility in an amount up to $3,000,000 with Key Bank. This facility matures in January 2007. The outstanding balance at June 30, 2005 was $982,000, and Brookwood had $2,018,000 availability under this facility.
     Loan Covenants. As of the end of all quarters in 2004 and the first two quarters in 2005, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility included a total debt to tangible net worth ratio covenant and an EBITDA to total fixed charges covenant. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.
     On March 25, 2005, Brookwood and Key Bank entered into a loan amendment, which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a quarterly minimum net income of not less than $1 beginning with the quarter ended March 31, 2005.
Former Borrowings
     Amended and Restated Credit Agreement. In 2002, the Company and its HWG, LLC subsidiary entered into a credit agreement with First Bank & Trust, N.A. In 2003 and 2004 the credit agreement was amended and restated (the “Amended and Restated Credit Agreement”) several times and provided additional borrowings to the Company to satisfy its cash flow requirements. The Company repaid all loan facilities under the Amended and Restated Credit Agreement in connection with the sale of HRP in July 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
     Capital Lease Obligations. The Company’s Brock Suite Hotels, Inc. subsidiary had entered into three separate capital leasing agreements for furniture, fixtures and building improvements. The Company repaid all of the capital leases in June 2004.
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
Note 7 — Separation Agreement
     In 1999, the Company entered into a separation agreement with a former officer and director and related trust (the “Separation Agreement”). The Separation Agreement provided that the former officer and director and related trust exchange their 24% common stock ownership in the Company for certain assets and future cash payments, contingent on the net cash flow from the Company’s real estate management activities. The Company had an option to extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000. In June 2004, the Company exercised the option. In the 2004 second quarter, the Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the recorded obligation over the $3,000,000 exercise price.
Note 8 — Deferred Revenue — Noncompetition Agreement
     In March 2001, the Company agreed to sell its investment in its former subsidiary, Hallwood Energy Corporation (“Former Hallwood Energy”), which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Former Hallwood Energy in May 2001 and received an additional $7,250,000, pursuant to terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001. The Company began amortizing the deferred revenue from the noncompetition agreement over a three-year period commencing June 2001. Amortization expense was $403,000 and $1,007,000 for the three and six month periods ended June 30, 2004, respectively. The noncompetition agreement was fully amortized in May 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 9 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Continuing Operations
Federal
Current	$650	$220	$656	$221
Deferred	(252)	(5,206)	239	(7,891)

Sub-total	398	(4,986)	895	(7,670)

State	475	727	983	1,181

Total	$873	$(4,259)	$1,878	$(6,489)

Discontinued Operations
Federal
Current	$—	$—	$—	$—
Deferred	—	(2,340)	—	(9,642)

Sub-total	—	(2,340)	—	(9,642)

State	—	21	—	47

Total	$—	$(2,319)	$—	$(9,595)

     The deferred tax asset was $4,418,000 and $4,657,000 at June 30, 2005 and December 31, 2004, respectively. Prior to 2004, the deferred tax asset was principally attributable to the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers, tax credits and temporary differences from the implementation of various tax planning strategies, which included anticipated gains from the potential sale of investments and projected income from operations. During 2004, the Company utilized its available NOLs, depletion carryforward and tax credits to offset taxable income. At June 30, 2005 and December 31, 2004, the deferred tax asset was attributable solely to temporary differences which can be utilized to offset projected income from operations.
     Income tax expense from continuing operations was $873,000 for the 2005 second quarter, compared to an income tax benefit of $4,259,000 in 2004. The 2005 amount included a noncash deferred federal tax benefit of $252,000, a $650,000 federal current expense and $475,000 expense for state taxes. The 2004 amount included a $5,206,000 noncash federal deferred benefit, a $220,000 federal current expense and $727,000 expense for state taxes. Income tax expense from continuing operations was $1,878,000 for the 2005 six month period, compared to an income tax benefit of $6,489,000 in 2004. The 2005 amount included a $239,000 noncash federal deferred expense, a $656,000 federal current expense and $983,000 expense for state taxes. The 2004 amount included a $7,891,000 noncash federal deferred benefit, a $221,000 federal current expense and $1,181,000 expense for state taxes. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. Income tax expense in the 2005 periods includes the impact of limitations on the deductibility of executive compensation in excess of $1,000,000 per year.
     In the 2004 six months, as a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, management determined that the deferred tax asset valuation allowance should be reduced to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. Accordingly, the Company recorded a net deferred tax benefit of $17,533,000 in the 2004 six month period, of which $9,642,000 was allocated to discontinued operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 10 — Discontinued Real Estate Operations
     Prior to its sale in July 2004, Hallwood Realty, LLC (“Hallwood Realty”) and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest, respectively, in its HRP affiliate. The Company accounted for its investment in HRP using the equity method of accounting. The Company’s real estate business segment was reclassified as discontinued operations in the second quarter of 2004.
     In July 2004, the merger with a subsidiary of HRPT was approved by the HRP unitholders at the special meeting of unitholders with holders of 53.74% of the outstanding units voting to approve the merger. The total cash price HRPT paid under the merger agreement and the purchase agreement was approximately $247,000,000. In addition, HRPT assumed or prepaid all of HRP’s outstanding debt. The Company received proceeds of approximately $66,060,000 from the sale of its interests, of which $18,500,000 was placed into an escrow account pending the resolution of certain claims. In December 2004, the pending claims were resolved, and the Company received the full amount of the $18,500,000 escrow deposit plus accrued interest.
     In its announcement, HRP indicated that unitholders received an amount in cash equal to $136.70 per unit of limited partnership. Of this amount $0.31 per unit was withheld subject to the award of attorneys’ fees to the class counsel in the I.G. Holdings Inc. et al v. Hallwood Realty, LLC et al. litigation. Proceeds were also reduced by approximately $102,000 for the Company’s share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. In February 2005, the Company received approximately $59,000, which was its allocable share of the remaining escrow account balance from the I.G. Holdings litigation. A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues and Expenses
Revenues
Fees
Related parties	$—	$1,239	$—	$2,413
Other	—	40	—	66
Equity income (loss) from investments in HRP	—	(134)	—	178

	—	1,145	—	2,657

Expenses
Administrative expenses	—	304	—	536
Litigation costs	—	18	—	49

	—	322	—	585

Income before income taxes	—	823	—	2,072

Income Taxes
Deferred federal income tax (benefit)	—	(2,340)	—	(9,642)
Current federal and state income tax expense	—	21	—	47

	—	(2,319)	—	(9,595)

Income from discontinued real estate operations	$—	$3,142	$—	$11,667

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 11 — Discontinued Hotel Operations
     In December 2004, the Company’s Brock Suite Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites hotel in Huntsville, Alabama. As of December 31, 2004, the Company had no further operations in the hotel segment. Operating results were reclassified as discontinued operations.
     A summary of discontinued hotel operations is provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Sales	$—	$380	$—	$742

Expenses
Operating expenses	—	520	—	968
Depreciation and amortization	—	31	—	62
Interest expense	—	3	—	9
Litigation and other disposition costs	—	1	—	2

	—	555	—	1,041

Loss from discontinued hotel operations	$—	$(175)	$—	$(299)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 12 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
          Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2005	2004
Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	$218	$—
Prepaids, deposits and other assets	85	—
Property, plant and equipment, net	588	—
Other noncurrent assets	138	—
Accounts payable	(584)	—
Accrued expenses and other current liabilities	(445)	—

	$—	$—

Income tax effect from exercise of stock options:
Income taxes payable	$(1,651)	$—
Additional paid-in capital	1,651	—

	$—	$—

Proportionate share of partner capital transactions of equity investments:
Amortization of interest rate swap	$—	$(30)

          Supplemental disclosures of cash payments:

	Six Months Ended
	June 30,
Description	2005	2004
Interest paid	$260	$392
Income taxes paid	2,121	365

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 13 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles the Company’s net income (loss) used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2005	2004	2005	2004
Weighted Average Shares Outstanding
Basic	1,431	1,326	1,379	1,326
Potential shares from assumed exercise of stock options	—	204	—	204
Potential repurchase of shares from stock option proceeds	—	(64)	—	(73)

Assuming dilution	1,431	1,466	1,379	1,457

Net Income (Loss)
Basic and assuming dilution	$(4,317)	$13,627	$(3,411)	$27,346

     Due to the loss from continuing operations in the 2005 periods, potential shares from assumed exercise of stock options in the amounts of 76,000 and 129,000 shares for the three month and six month periods, respectively, were antidilutive.
Note 14 — Litigation, Contingencies and Commitments
     Reference is made to Note 20 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2004.
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
Six Months Ended June 30, 2005 and 2004
(unaudited)
Note 15 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated
Three months ended June 30, 2005
Total revenue from external sources	$35,289	$568			$35,857

Operating income (loss)	$3,433	$—	$(7,409)		$(3,976)
Other income (loss), net	(168)	500	200		532

Income (loss) from continuing operations before income tax	$3,265	$500	$(7,209)		$(3,444)

Three months ended June 30, 2004
Total revenue from external sources	$35,554				$35,554

Operating income (loss)	$6,330	$—	$(756)		$5,574
Other income (loss), net	(96)	439	484		827

Income (loss) from continuing operations before income tax	$6,234	$439	$(272)		$6,401

Income from discontinued operations				$2,967	$2,967

Six months ended June 30, 2005
Total revenue from external sources	$71,684	$1,499			$73,183

Operating income (loss)	$6,693	$—	$(8,853)		$(2,160)
Other income (loss), net	(301)	194	734		627

Income (loss) from continuing operations before income tax	$6,392	$194	$(8,119)		$(1,533)

Six months ended June 30, 2004
Total revenue from external sources	$66,794				$66,794

Operating income (loss)	$9,662	$—	$(1,298)		$8,364
Other income (loss), net	(196)	520	801		1,125

Income (loss) from continuing operations before income tax	$9,466	$520	$(497)		$9,489

Income from discontinued operations				$11,368	$11,368

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2004 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2004 annual report, except for the payment of a cash dividend on common stock in May 2005 in the amount of $56,789,000.
Note 16 — Cash Distribution in Partial Liquidation
     On April 22, 2005, the Company announced a cash distribution in partial liquidation to stockholders and an equivalent bonus to option holders. The cash distribution in the amount of $37.70 per share, totaling approximately $56,789,000 was paid on May 27, 2005 to stockholders of record as of May 20, 2005. The distribution was in partial liquidation of the Company, as a result of the Company’s disposition of its real estate interests and partnership units relating to HRP in July 2004, and the board of directors’ determination to discontinue the Company’s real estate activities effective January 1, 2005. In connection with the plan of partial liquidation, the board of directors determined to review the cash position of the Company at any time through December 31, 2005, and consider declaring additional liquidating distributions not to exceed (together with the May distribution) the approximately $66,119,000 received in the disposition of the HRP interests.
     In connection with the cash distribution, a special committee of the board of directors of the Company declared a special bonus to those officers of the Company, other than Mr. Gumbiner, who hold outstanding options to purchase common stock of the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
Company, in lieu of amounts such holders would have received if they had exercised their options prior to the record date. The special bonus was equal to the amount of the cash distribution per share on the number of shares subject to options that each individual held as of the record date, and totaled approximately $905,000.
     As further discussed in Note 18, on July 27, 2005, the Company announced an additional cash distribution in partial liquidation to stockholders and an equivalent bonus to option holders.
Note 17 — Stock Options
     In the 2005 second quarter, Mr. Gumbiner, the Company’s chairman and chief executive officer, and two directors exercised all of the options they held to purchase a total of 180,000 shares of the Company’s common stock, and three officers exercised a portion of their options to purchase an additional 4,875 shares. The Company received proceeds of $2,207,000 for the exercise of all 184,875 options, and the related common shares were reissued out of treasury stock. As of June 30, 2005, the Company had 19,125 fully vested outstanding options, of which 14,625 expire in 2007 and 4,500 in 2010, at an average exercise price of $15.10 per share. In accordance with the plan document, the 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected, however no new options can be issued under the 1995 plan.
     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 – “Accounting for Stock Based Compensation (“SFAS No. 123”). Accordingly, no compensation expense was associated with the exercise of stock options. No pro forma disclosures are required to be reported because all options were fully vested prior to the periods presented. Upon exercise of the 184,875 stock options during the 2005 second quarter, treasury shares were reissued to option holders at the average cost per treasury share, which aggregated $2,753,000. The $546,000 difference between the option proceeds and the average cost of reissued treasury shares was recorded as a reduction in retained earnings.
Note 18 — Subsequent Events
     Sale of HE III. On July 18, 2005, HE III, of which the Company owned approximately 28% (24% after consideration of profit interests), completed a merger with Chesapeake, under which Chesapeake acquired HE III for a total cash price of approximately $246,500,000 for all of the HE III production and reserves, as well as the operational and administrative infrastructure in Johnson County, and was, subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of $235,000,000 at the closing, including debt owed by HE III, and management of HE III anticipates that an additional $2,500,000 will be paid upon final calculation of working capital, which is anticipated to be completed by September 30, 2005.
     In exchange for its interest in HE III, the Company received a cash payment of $54,800,000 in July 2005 and anticipates that it will receive approximately an additional $600,000 after calculation of HE III’s working capital is completed. The Company will report the gain from the disposition of its investment in the 2005 third quarter. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $1,395,000, which was contributed to HE II as an additional capital investment.
     In connection with the July 2005 disposition of HE III, HE II sold all of its 856 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company will record its pro rata share of the gain from this transaction in the 2005 third quarter.
     Bonus Award. On July 6, 2005, a special committee of the board of directors awarded Mr. Anthony J. Gumbiner, the Company’s chairman and chief executive officer, a bonus in the amount of $5,000,000. The amount was included in administrative and selling expenses in the 2005 second quarter and paid on July 8, 2005.
     Additional Cash Distribution in Partial Liquidation. On July 27, 2005 the Company announced an additional cash distribution in partial liquidation to stockholders and an equivalent bonus to option holders. This cash distribution in the amount of $6.17 per share, totaling approximately $9,324,000, is payable on August 18, 2005 to stockholders of record as of August 12, 2005. The distribution, along with the distribution discussed in Note 16, approximates the total amount received from the disposition of its real estate interests and partnership units.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2005 and 2004
(unaudited)
     In connection with the additional cash distribution, the board of directors declared a special bonus to those officers of the Company who held outstanding options to purchase common stock of the Company, in lieu of amounts such holders would have received if they exercised their options prior to the record date. The special bonus was equal to the amount of the cash distribution per share on the number of shares subject to options that each individual held on the record date, and totaled approximately $118,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. Since that time, the Company has disposed of its interests in Hallwood Realty Partners, L.P. (“HRP”), which constituted substantially all of its real estate activities, and its minority investments in Hallwood Energy Corporation (“HEC”) and Hallwood Energy III, L.P (“HE III”). The Company received total cash proceeds from these transactions in the amount of approximately $178,000,000, including approximately $55,000,000 in July 2005 from the disposition of HE III. These proceeds were used to repay bank debt, the Company’s 10% Debentures and other obligations. In addition, the Company paid a cash distribution in partial liquidation to its stockholders of approximately $56,789,000 ($37.70 per share) on May 27, 2005, and the board of directors has declared an additional cash distribution in partial liquidation of approximately $9,300,000 ($6.17 per share) payable on August 18, 2005 to stockholders of record on August 12, 2005. The Company had approximately $68,000,000 in cash and marketable securities at August 12, 2005.
     Continuing Operations. The Company derives substantially all of its revenues from continuing operations from the textile activities of its Brookwood subsidiary, and consequently, the Company’s success is highly dependent upon Brookwood’s success. Although the Company’s textile activities have generated substantial positive cash flow in recent years, there is no assurance that this trend will continue. In addition, the remaining energy entities will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and newly acquired properties.
     Brookwood. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products, and the effect of trade regulation.
     While Brookwood has enjoyed substantial growth in its military business during each of the past three years, there is no assurance this trend will continue. The U.S. government is releasing contracts for shorter periods than in the past. Therefore, Brookwood’s flow of orders from the companies from whom it derives its military business has been more volatile. Although military sales for both the six months and the second quarter of 2005 were higher than for the comparable periods in 2004, based on orders received through July 31, 2005, Brookwood’s management believes that military sales may decline during the remainder of 2005. Orders from the military for goods generally were significantly affected by the increased activity of the U.S. military in recent years. If this activity does not continue to increase or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. However, the Company is unable at this time to predict future sales trends.
     Unstable global nylon pricing is creating cost increases, which, together with product mix, are beginning to soften Brookwood’s margins, a trend that is likely to continue.
     Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate materials, which have been well received by its customer base. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products sold by Brookwood.
     The textile industry is also significantly affected by legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the North American Free Trade Agreement (“NAFTA”), the World Trade Organization (“WTO”), the anti-dumping and countervailing duty remedies and enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas. The United States has also approved the Central American Free Trade Agreement (‘CAFTA”) with five Central American countries (Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textile and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the United States or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Chile, Australia, Israel, Jordan and Singapore. Although these actions have the effect of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.
     Energy. Since January 2002, the Company has invested approximately $22,180,000 in various private energy companies. The Company owns between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounts for the investments using the equity method of accounting. These private energy companies are or have been principally involved in drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties, and conducting 3-D seismic surveys over optioned land in South Louisiana to determine if further oil and gas exploratory activity is warranted.
     On July 18, 2005, HE III completed a merger with Chesapeake. The merger agreement provided for a total price of $246,500,000 for all of the HE III production and reserves, as well as the operational and administrative infrastructure in Johnson County, and was subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of approximately $235,000,000 at the closing, including debt owed by HE III, and management of HE III anticipates that an additional $2,500,000 will be paid upon final calculation of working capital.
     In exchange for its interest in HE III, the Company received a cash payment of $54,800,000 in July 2005 and anticipates that it will receive an additional $600,000 after calculation of HE III’s working capital is completed. The Company will report the gain from the disposition of its investment in the 2005 third quarter.
     The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues are credited to, and all costs are borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL are held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005.
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
     Following the disposition of its real estate and hotel business segments, the Company determined that its financial statements should be changed from a segmented format to a classified format; therefore, substantial reclassifications have been made to the 2004 financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Results of Operations
     Income (loss) and revenue from continuing operations for the 2005 second quarter were $(4,317,000) and $35,857,000, respectively, compared to $10,660,000 and $35,554,000 in 2004. Income (loss) and revenue from continuing operations for the 2005 six month period were $(3,411,000) and $73,183,000, respectively, compared to $15,978,000 and $66,794,000 in 2004.
     The Company reported income of $2,967,000 from discontinued operations in the 2004 second quarter, and $11,368,000 in the 2004 six month period.
     The Company reported a net (loss) of $(4,317,000) for the second quarter, compared to net income of $13,627,000 in 2004. Net income (loss) was $(3,411,000) and $27,346,000 for the six month periods, respectively.
     Revenues
     Textile products sales of $35,289,000 decreased by $265,000, or 1%, in the 2005 second quarter, compared to $35,554,000 in 2004. Sales for the six month period increased by $4,890,000, or 7%, to $71,684,000, compared to $66,794,000 in the 2004 period. The increase for the six month period was principally due to an increase of sales of specialty fabric to U.S. military contractors. Military sales for the 2005 second quarter were $13,479,000, of which one customer accounted for $11,625,000, compared to $13,124,000 and $9,071,000 in the 2004 quarter, respectively. Military sales for the 2005 six month period totaled $35,084,000, of which one customer accounted for $29,802,000, compared to $29,588,000 and $19,636,000 in the 2004 six month period, respectively.
     The Company’s HPL subsidiary commenced operation in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no anticipated profit element. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. The administrative fees from energy affiliates were $568,000 in the 2005 second quarter (prior to the transfer) and $1,499,000 for the 2005 six month period.
     Expenses
     Textile products cost of sales of $27,822,000 for the 2005 second quarter increased by $1,981,000, or 8%, compared to $25,841,000 in 2004. For the six months, cost of sales increased by $6,438,000, or 13%, to $56,502,000 from $50,064,000 in 2004. The increases were principally due to increased sales. The reduced gross profit margin for the 2005 second quarter (21.2% versus 27.3%) and for the 2005 six month period (21.2% versus 25.0%) principally resulted from changes in product mix and increased costs, particularly energy and chemicals, offset by increased sales for the six month period.
     Administrative and selling expenses were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Corporate	$7,409	$756	$8,853	$1,298
Textile products	4,034	3,383	8,489	7,068
Energy	568	—	1,499	—

Total	$12,011	$4,139	$18,841	$8,366

     Corporate administrative expenses were $7,409,000 for the 2005 second quarter, compared to $756,000 for 2004. For the six months, corporate expenses were $8,853,000, compared to $1,298,000 in 2004. The increases of $6,653,000 and $7,555,000 in the 2005 quarter and six month periods, respectively, were primarily attributable to bonus awards in the 2005 second quarter of $5,000,000 to Mr. Gumbiner and $905,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock of the Company, in lieu of amounts such option holders would have received, had they exercised their options prior to the record date of the cash distribution in partial liquidation. The 2005 period increases were also the result of increased consulting and professional fees and overhead costs.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Textile products administrative and selling expenses of $4,034,000 for the 2005 second quarter increased by $651,000, or 19%, from the 2004 amount of $3,383,000. For the six months, textile expenses of $8,489,000 increased by $1,421,000, or 20%, from $7,068,000 in 2004. The increases were primarily attributable to higher royalties associated with the sales of fabric to military contractors, payroll, insurance, changes is receivable reserves and losses on disposal of fixed assets.
     Administrative costs for the Company’s HPL energy subsidiary, which commenced operations in October 2004, were $568,000 in the 2005 second (prior to the transfer) quarter and $1,499,000 for the 2005 six month period. As previously noted, HPL was transferred to two officers of the energy affiliates on May 11, 2005.
     Other Income (Loss)
     Interest and other income was $200,000 in the 2005 second quarter and $848,000 for the six months, compared to $1,000 and $3,000 in 2004. The 2005 increases were principally due to interest income earned on higher balances of cash and cash equivalents and income from investments in marketable securities.
     Equity income (loss) from investments in energy affiliates, relating to the Company’s pro rata share of income (loss) in the affiliates, was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
HE III	$516	$—	$351	$—
HE II	(2)	—	(78)	—
Hallwood Exploration	(14)	6	(79)	(4)
HEC	—	433	—	524

Total	$500	$439	$194	$520

     HE III commenced commercial production and sales of natural gas in June 2004, while HE II and Hallwood Exploration remain in the development stage. As discussed in Note 18, on July 18, 2005, HE III completed a merger with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), under which Chesapeake acquired HE III.
     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who is not otherwise affiliated with the Company, to purchase the officer’s four percent profits interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase was settled by the energy affiliates on July 1, 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and the Company reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.
     In December 2004, HEC completed a merger with Chesapeake under which Chesapeake acquired HEC. Accordingly, no equity income (loss) from this investment was recorded in 2005.
     Interest expense was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Textile products	$168	$96	$302	$196
Corporate	—	295	—	584

Total	$168	$391	$302	$780

     Textile products interest expense principally relates to Brookwood’s Key Bank revolving credit facility. Increases in interest expense year to year were principally due to changes in the average outstanding amounts and increasing interest rates. Corporate interest expense principally relates to the Company’s former Amended and Restated Credit Agreement and 10% Debentures.

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
     Amortization of deferred revenue of $403,000 and $1,007,000 in the 2004 second quarter and six month periods, respectively, was attributable to the noncompetition agreement associated with the sale of the Company’s investment in Former Hallwood Energy in May 2001. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The original $7,250,000 cash payment was amortized over a three year period which ended in May 2004.
     In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director and related trust. The Company had an option to extinguish certain future cash payments. In June 2004, the Company exercised the option. At which time, the Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the remaining obligation over the $3,000,000 exercise price.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Continuing Operations
Federal
Current	$650	$220	$656	$221
Deferred	(252)	(5,206)	239	(7,891)

Sub-total	398	(4,986)	895	(7,670)

State	475	727	983	1,181

Total	$873	$(4,259)	$1,878	$(6,489)

Discontinued Operations
Federal
Current	$—	$—	$—	$—
Deferred	—	(2,340)	—	(9,642)

Sub-total	—	(2,340)	—	(9,642)

State	—	21	—	47

Total	$—	$(2,319)	$—	$(9,595)

     Income tax expense in the 2005 periods includes the impact of limitations on the deductibility of executive compensation in excess of $1,000,000 per year.
     The 2004 deferred tax benefits were principally attributable to the anticipated utilization of NOLs, carryovers and tax credits that were previously reserved, to offset the gain on the sale of its general partner and limited partner interests in HRP and an increase in projected income from operations due to improved results at Brookwood and earnings from the Company’s energy activities. To the extent that the elimination of the valuation allowance was attributable to the appreciation in the market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     During 2004, the Company utilized all of its available net operating loss carryforwards (“NOLs”), depletion carryforwards and tax credits to offset taxable income. Accordingly, at June 30, 2005, the deferred tax asset is attributable solely to temporary differences, which can be utilized to offset projected income from operations.
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
     A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2005
	2005	2004	2005	2004
Revenues and Expenses
Revenues
Fees
Related parties	$—	$1,239	$—	$2,413
Other	—	40	—	66
Equity income (loss) from investments in HRP	—	(134)	—	178

	—	1,145	—	2,657

Expenses
Administrative expenses	—	304	—	536
Litigation costs	—	18	—	49

	—	322	—	585

Income before income tax	—	823	—	2,072

Income Taxes
Deferred federal income tax benefit	—	(2,340)	—	(9,642)
Current federal and state income tax expense	—	21	—	47

	—	(2,319)	—	(9,595)

Income from discontinued real estate operations	$—	$3,142	$—	$11,667

     Revenues. Fees for the 2004 periods were derived from the Company’s asset management, property management, leasing and construction supervision services provided to HRP and various third parties prior to the sale of HRP in July 2004. Equity income from investments in HRP represented the Company’s pro rata share of the net income reported by HRP, adjusted for the elimination of intercompany profits.
     Expenses. Administrative expenses included salaries and related costs, office costs and leasing commissions. Litigation expense represented interest on the remaining balance due to HRP in the Gotham Partners, L.P. matter, in the amount of $1,877,000, which was paid in May 2004.
     The deferred tax benefit for the 2004 periods is disproportionate to income before income tax due to the recording of a deferred tax benefit attributable to the anticipated gain from the sale of the Company’s investments in HRP and the related reduction in the valuation allowance.

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
     A summary of discontinued hotel operations is provided below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2005
	2005	2004	2005	2004
Revenues
Sales	$—	$380	$—	$742

Expenses
Operating expenses	—	520	—	968
Depreciation and amortization	—	31	—	62
Interest expense	—	3	—	9
Litigation and other disposition costs	—	1	—	2

	—	555	—	1,041

Loss from discontinued hotel operations	$—	$(175)	$—	$(299)

     Operating expenses for the Huntsville hotel included $269,000 and $188,000 for lease expense and repairs and maintenance, respectively, for the 2004 six month period. Interest expense related to a capital lease obligation repaid in June 2004.
     Investment in Energy Affiliates
     Hallwood Energy III, L.P.
     The Company owned approximately 28% (24% after consideration of profit interests) of HE III. The Company accounted for this investment using the equity method of accounting and recorded its pro rata share of HE III’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.
     In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In March 2005, the Company invested an additional $4,251,000.
     In June 2004, HE III acquired from HEC approximately 15,000 net acres of undeveloped leasehold, three proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000. During July 2004, HE III entered into an agreement with Chesapeake, which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 44% interest in its lease holdings to Chesapeake, which in turn assigned a 56% interest in its lease holdings to HE III. Under the joint operating agreement between the two entities, HE III had been designated as operator.
     In December 2004, in connection with the sale of HEC, the Company, as a shareholder in HEC, received its proportionate share of debt from HE III owed to HEC in the amount of $1,995,000, which it contributed to HE III as an additional capital investment. In addition, the Company received its proportionate share of HEC’s investment in its Hallwood SWD, Inc. subsidiary, with a carrying value of approximately $1,250,000, which was also contributed to HE III as an additional capital investment.
     HE III commenced commercial production and sales of natural gas in June 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As of July 18, 2005, HE III had drilled, acquired or was in the process of drilling 36 wells in the Barnett Shale formation in Johnson County, Texas. Twenty-four wells were producing, two wells were being drilled, eight wells were in the completion process and two wells were saltwater disposal wells. On that date, HE III held oil and gas leases covering approximately 29,000 gross and 14,000 net acres of undeveloped leasehold, predominantly in Johnson County, Texas. Natural gas production was approximately 21 million cubic feet per day, net to HE III’s interest.
     Sale of HE III. On July 18, 2005, HE III completed a merger with Chesapeake for the sale of HE III. The merger agreement provided for a total price of $246,500,000 for all of the HE III production and reserves, as well as the operational and administrative infrastructure in Johnson County, and was subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of approximately $235,000,000 at the closing, including debt owed by HE III, and management of HE III anticipates that an additional $2,500,000 will be paid upon final calculation of working capital.
     In exchange for its interest in HE III, the Company received a cash payment of $54,800,000 in July 2005 and anticipates that it will receive an additional $600,000 after calculation of HE III’s working capital is completed. The Company will report the gain from the disposition of its investment in the 2005 third quarter. The Company also received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $1,395,000, which was contributed to HE II as an additional capital investment.
     Prior to the sale, HE III had four drilling rigs in operation. Three of the rigs remained with the buyer and the other rig will be utilized in connection with drilling operations at HE II.
     Certain of the Company’s officers and directors are investors in HE III. In addition, individual members of management of HE III, including one director and officer and one officer of the Company, hold a profit interest in HE III.
     Hallwood Energy II, L.P.
     At June 30, 2005, the Company owned approximately 24% (19% after consideration of profit interests) of HE II. It accounts for this investment using the equity method of accounting and records its pro rata share of HE II’s net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any.
     In September 2004, the Company invested $2,430,000 in HE II, which was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In June 2005, the Company invested an additional $1,215,000. As of August 1, 2005, HE II holds oil and gas leases covering approximately 42,000 gross and 38,000 net acres of undeveloped leasehold in Reeves, Culberson and Hill counties. HE II plans to commence drilling activities in the 2005 third and fourth quarters. Additional HE II prospects are being evaluated which may alter the current drilling schedule. HE II has one drilling rig available for operation and a second rig under construction is currently designated for drilling on HE II’s leases.
     In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $1,395,000, which was contributed to HE II as an additional capital investment.
     In connection with the July 2005 disposition of HE III, HE II sold all of its 856 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company will record its pro rata share of the gain from this transaction in the 2005 third quarter.
     Certain of the Company’s officers and directors are investors in HE II. In addition, individual members of management of HE II, including one director and officer and one officer of the Company, hold a profit interest in HE II.
     Hallwood Exploration, L.P.
     The Company owned approximately 20% (16% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting.
     In 2004, the Company invested $1,318,000 in Hallwood Exploration, which was formed to develop an oil and gas opportunity in South Louisiana. In June 2005, the Company invested an additional $203,000. Hallwood Exploration has

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
acquired seismic lease options over approximately 36,000 acres, and is currently in the process of conducting a 3-D seismic survey over the optioned land to determine if further oil and gas exploratory activity is warranted.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Property management fees	$—	$518	$—	$995
Construction supervision fees	—	109	—	447
Leasing fees	—	457	—	663
Asset management fees	—	155	—	308

Total	$—	$1,239	$—	$2,413

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
2005). Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Bonus	$5,000	$—	$5,000	$—
Consulting fees	249	238	491	450
Office space and administrative services	216	32	324	58

Total	$5,465	$270	$5,815	$508

     On July 6, 2005, a special committee of the board of directors awarded Mr. Gumbiner a bonus in the amount of $5,000,000. The amount was included in administrative and selling expense in the 2005 second quarter and paid on July 8, 2005.
     In addition, HIL and Mr. Gumbiner perform services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2005 (in thousands):

	Payments Due During the Year Ending December 31,
	2005*	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Long term debt
Loans payable	$170	$352	$11,433	$152	$27	$—	$12,134
Operating leases	410	640	223	204	—	—	1,477

Total	$580	$992	$11,656	$356	$27	$—	$13,611

	Amount of Commitment Expiration
	During the Year Ending December 31,
	2005*	2006	2007	2008	2009	Thereafter	Total
Commercial Commitments
Employment contracts	$183	$—	$—	$—	$—	$—	$183

*	For the six months ending December 31, 2005.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Key Working Capital Revolving Credit Facility. The principal ratios, as defined in the Key Working Capital Revolving Credit Facility for the last four quarters are provided below (dollar amounts in thousands):

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2005	2005	2004	2004
Total debt to tangible net worth	must be less than 1.50	0.83	0.97	0.89	0.90
Net income	must exceed $1	Yes	Yes	N/A	N/A
EBITDA to total fixed charges	must exceed 1.15	N/A	N/A	1.41	1.28
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first two quarters in 2005 and for all quarters in 2004.
     On March 25, 2005, Brookwood and Key Bank entered into a loan amendment which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a minimum quarterly net income of not less than $1 beginning with the quarter ended March 31, 2005.
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $50,951,000 during the 2005 six month period to $20,598,000 as of June 30, 2005. The primary uses of cash were $56,789,000 for a cash distribution in partial liquidation paid in May 2005, $5,669,000 for investments in energy affiliates and $1,452,000 for textile products and other equipment. The principal sources of cash were $7,308,000 provided by operating activities, $2,998,000 from net bank borrowings and $2,207,000 from the exercise of stock options.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2007.
     At June 30, 2005, Brookwood had approximately $10,848,000 of unused borrowing capacity on its Key Working Capital Revolving Credit Facility and $2,018,000 under its equipment facility. Brookwood made payments to the Company of $2,927,000 in the 2005 six month period and $5,373,000 in all of 2004 under its tax sharing agreement. In addition, Brookwood paid cash dividends to the Company of $5,000,000 in the 2005 six month period and $3,000,000 in all of 2004. Future cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s continued compliance with the covenants contained in the credit facility. There were no significant capital requirements as of June 30, 2005.
     Energy. The Company has invested $11,014,000, $1,997,000, and $3,500,000 in its various energy affiliates (of which $6,063,000 was invested in HEC prior to its disposition) in 2004, 2003 and 2002, respectively, and $5,669,000 to date in 2005. The energy affiliates anticipate that substantial additional capital will be required over the next few years to complete projected property acquisition, exploration and development costs. As a result, the Company has projected that up to $4,000,000 may be required for additional capital investment for the remainder of 2005. The Company believes these contributions can be made from existing cash. The actual level of investment, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, and the availability of alternative sources of capital, such as loans from third parties.
     Sale of HE III. On July 18, 2005, HE III completed a merger with Chesapeake. The merger agreement provided for a total price of $246,500,000, which was subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of approximately $235,000,000 at the closing, including debt owed by HE III, and management of HE III anticipates that an additional $2,500,000 will be paid upon final calculation of working capital.
     In exchange for its interest in HE III, the Company received a cash payment of $54,800,000 in July 2005 and anticipates that it will receive an additional $600,000 after calculation of HE III’s working capital is completed. The Company will report the gain from the disposition of its investment in the 2005 third quarter. In addition, the Company received a distribution for its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $1,395,000, which was contributed to HE II as an additional capital investment.
     Additional Cash Distribution in Partial Liquidation. On July 27, 2005, the Company announced an additional cash distribution in partial liquidation to stockholders and an equivalent bonus to option holders. The cash distribution in the amount of $6.17 per share, totaling approximately $9,324,000 is payable on August 18, 2005 to stockholders of record as of August 12, 2005. The distribution, along with the distribution discussed in Note 16, approximates the total amount received from the disposition of its real estate interests and partnership units. The Company held approximately $68,000,000 in cash and marketable securities on August 12, 2005.
     The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. With the sale of HRP and HEC in 2004 and HE III in 2005 and its continuing operations, the Company believes it has sufficient funds to meet its liquidity needs.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended June 30, 2005.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of June 30, 2005, the Company’s total outstanding loans payable of $12,134,000 were comprised of $982,000 of fixed rate debt and $11,152,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $121,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of June 30, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 14 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 11, 2005, stockholders voted on one proposal:
(a)	to elect one director to hold office for three years:

Nominee Director	Voted For	Withheld
Charles A. Crocco, Jr.	917,810	12,653

5	Other Information	None

6	Exhibits
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: August 12, 2005	By:	/s/ Melvin J. Melle

Melvin J. Melle, Vice President
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.