Form 10-Q/A
period 2005-06-30
HALLWOOD GROUP INC
filed 2005-08-25
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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
YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).
YES ☐ NO ☑
     1,511,218 shares of Common Stock, $.10 par value per share, were outstanding at July 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
EXPLANATORY NOTE
     This Form 10-Q/A amendment to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 is being filed to amend certain disclosures in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related to the portion of total sales attributable to military sales and to sales to a major customer by the Company’s Brookwood subsidiary, which were reported incorrectly due to a clerical error.
     The total sales reported in the Company’s financial statements for the three months and six months ended June 30, 2005 and 2004 are unchanged. All other information in the Form 10-Q, including the financial statements, is unchanged from the original filing. This filing amends only the disclosures related to military sales and sales to a major customer and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.
     Provided below is a schedule indicating sales information, as originally filed, and corrected information (in thousands):

	2005 Periods		2004 Periods
	As Reported	Corrected	As Reported	Corrected
SECOND QUARTER
Military Sales	$13,479	$18,158	$13,124	$19,621
Major Customer	11,625	15,309	9,071	12,929

SIX MONTH PERIOD
Military Sales	$35,084	$39,762	$29,588	$36,085
Major Customer	29,802	33,485	19,636	23,494
     The financial statements and related footnotes in the originally filed Form 10-Q are not included with this Form 10-Q/A as they are unchanged. Disclosures in the following paragraphs of Management’s Discussion and Analysis of Financial Condition and Results of Operations are effected by the changes in the supplemental disclosures: “Overview — Brookwood”, “Revenues” and “Expenses”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

ITEM NO.	PART I — FINANCIAL INFORMATION	PAGE
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
	PART II — OTHER INFORMATION
	Signature Page	17
	Index to Exhibits	18
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
     While Brookwood has enjoyed substantial growth in its military business during each of the past three years, there is no assurance this trend will continue. The U.S. government is releasing contracts for shorter periods than in the past. Therefore, Brookwood’s flow of orders from the companies from whom it derives its military business has been more volatile. Although military sales for the six months of 2005 were 10% higher than the comparable period in 2004, military sales for the 2005 second quarter declined 7% from the comparable 2004 period. Based on orders received through July 31, 2005, Brookwood’s management believes that military sales may decline during the remainder of 2005. Orders from the military for goods generally were significantly affected by the increased activity of the U.S. military in recent years. If this activity does not continue to increase or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. However, the Company is unable at this time to predict future sales trends.
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
     Revenues
     Textile products sales of $35,289,000 decreased by $265,000, or 1%, in the 2005 second quarter, compared to $35,554,000 in 2004. Sales for the six month period increased by $4,890,000, or 7%, to $71,684,000, compared to $66,794,000 in the 2004 period. The increase for the six month period was principally due to an increase of sales of specialty fabric to U.S. military contractors. Military sales for the 2005 second quarter were $18,158,000, of which one customer accounted for $15,309,000, compared to $19,621,000 and $12,929,000 in the 2004 quarter, respectively. Military sales for the 2005 six month period totaled $39,762,000, of which one customer accounted for $33,485,000, compared to $36,085,000 and $23,494,000 in 2004, respectively.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Textile products administrative and selling expenses of $4,034,000 for the 2005 second quarter increased by $651,000, or 19%, from the 2004 amount of $3,383,000. The increase was primarily attributable to higher payroll costs, increases in receivable reserves and losses on disposal of fixed assets, partially offset by a decline in royalties associated with the sales of fabric to military contractors. For the six months, textile expenses of $8,489,000 increased by $1,421,000, or 20%, from $7,068,000 in 2004. The increase in the six month period was primarily attributable to higher royalties associated with the sales of fabric to military contractors, payroll, insurance, changes in receivable reserves and losses on disposal of fixed assets.
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
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2004 in the section entitled “Business-Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item
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

THE HALLWOOD GROUP INCORPORATED

Dated:	August 25, 2005	By:	/s/ Melvin J. Melle

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