Form 10-Q
period 2005-09-30
HALLWOOD GROUP INC
filed 2005-11-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
For the Period Ended September 30, 2005

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
YES ☐ NO ☑
     1,511,218 shares of Common Stock, $.10 par value per share, were outstanding at October 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$41,342	$71,549
Marketable securities – trading	—	6,100
Accounts receivable
Trade and other	21,325	25,340
Related parties	156	165
Inventories	17,560	23,581
Prepaids, deposits and other assets	1,971	1,314
Deferred income tax	859	2,213
Restricted cash – related parties	—	218

	83,213	130,480

Noncurrent Assets
Investments in energy affiliates	18,759	12,491
Property, plant and equipment, net	10,741	11,070
Deferred income tax	2,881	2,444
Other assets	272	503

	32,653	26,508

Discontinued Operations
Real estate	17	329

Total Assets	$115,883	$157,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,196	$15,095
Income taxes payable	6,271	1,167
Accrued expenses and other current liabilities	4,709	5,722
Current portion of loans payable	348	347
Related party payables	—	490

	19,524	22,821

Noncurrent Liabilities
Long term portion of loans payable	7,549	8,789
Redeemable preferred stock	1,000	1,000

	8,549	9,789

Discontinued Operations
Real estate	—	166

Total Liabilities	28,073	32,776

Stockholders’ Equity
Common stock, issued 2,396,103 shares at both dates; outstanding 1,511,218 and 1,326,343 shares, respectively	240	240
Additional paid-in capital	56,443	54,792
Retained earnings	44,308	85,443
Treasury stock, 884,885 and 1,069,760 shares, respectively; at cost	(13,181)	(15,934)

Total Stockholders’ Equity	87,810	124,541

Total Liabilities and Stockholders’ Equity	$115,883	$157,317

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Revenues
Textile products sales	$101,923	$98,072
Administrative fees from energy affiliates	1,499	—

	103,422	98,072

Expenses
Textile products cost of sales	80,262	72,803
Administrative and selling expenses	24,151	15,659

	104,413	88,462

Operating income (loss)	(991)	9,610

Other Income (Loss)
Gain from disposition of HE III	51,956	—
Equity income (loss) from investments in energy affiliates	(8,302)	1,060
Interest and other income	1,238	306
Interest expense	(436)	(1,095)
Adjustment to gain from disposition of HEC	(113)	—
Amortization of deferred revenue — noncompetition agreement	—	1,007
Separation Agreement income	—	375

	44,343	1,653

Income from continuing operations before income tax expense (benefit)	43,352	11,263
Income tax expense (benefit)	17,828	(5,518)

Income from continuing operations	25,524	16,781

Income (loss) from discontinued operations, net of tax
Real estate	—	39,552
Hotels	—	(370)

	—	39,182

Net Income	$25,524	$55,963

Per Common Share
Basic
Income from continuing operations	$17.93	$12.65
Income from discontinued operations	—	29.54

Net income	$17.93	$42.19

Assuming dilution
Income from continuing operations	$16.93	$11.41
Income from discontinued operations	—	26.65

Net income	$16.93	$38.06

Weighted Average Shares Outstanding
Basic	1,423	1,326

Assuming dilution	1,508	1,471

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues
Textile products sales	$30,239	$31,277

Expenses
Textile products cost of sales	23,760	22,738
Administrative and selling expenses	5,311	7,293

	29,071	30,031

Operating income	1,168	1,246

Other Income (Loss)
Gain from disposition of HE III	51,956	—
Equity income (loss) from investments in energy affiliates	(8,497)	540
Interest and other income	391	302
Interest expense	(134)	(314)

	43,716	528

Income from continuing operations before income tax expense	44,884	1,774
Income tax expense	15,949	971

Income from continuing operations	28,935	803

Income (loss) from discontinued operations, net of tax
Real estate	—	27,885
Hotels	—	(71)

	—	27,814

Net Income	$28,935	$28,617

Per Common Share
Basic
Income from continuing operations	$19.15	$0.61
Income from discontinued operations	—	20.97

Net income	$19.15	$21.58

Assuming dilution
Income from continuing operations	$18.95	$0.54
Income from discontinued operations	—	18.71

Net income	$18.95	$19.25

Weighted Average Shares Outstanding
Basic	1,511	1,326

Assuming dilution	1,527	1,487

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$28,935	$28,617	$25,524	$55,963

Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income (loss) from equity investments
Amortization of interest rate swap	—	—	—	(30)

Comprehensive Income	$28,935	$28,617	$25,524	$55,933

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2005	2,396	$240	$54,792	$85,443	1,070	$(15,934)	$124,541
Net income				25,524			25,524
Cash dividends on common stock				(66,113)			(66,113)
Reissuance of treasury shares resulting from exercise of stock options and related income tax effect	—	—	1,651	(546)	(185)	2,753	3,858

Balance, September 30, 2005	2,396	$240	$56,443	$44,308	885	$(13,181)	$87,810

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,524	$55,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from disposition of HE III	(51,956)	—
Proceeds from sale of (investments in) marketable securities	6,051	(5,015)
Depreciation and amortization	1,327	1,289
Deferred tax expense (benefit)	917	(7,478)
Equity (income) loss from investments in energy affiliates	8,302	(1,060)
Adjustment to gain from disposition of HEC	113	—
(Income) loss from investments in marketable securities	49	(190)
Payment to exercise option of Separation Agreement	—	(3,000)
Payment of litigation judgment to HRP	—	(1,876)
Amortization of deferred revenue — noncompetition agreement	—	(1,007)
Gain from extinguishment of Separation Agreement	—	(375)
Amortization of deferred gain from debenture exchange	—	(101)
Changes in assets and liabilities:
Increase (decrease) in income taxes payable	6,755	(91)
(Increase) decrease in inventories	6,021	(1,572)
Increase (decrease) in accrued expenses and other current liabilities	(1,013)	3,204
Increase (decrease) in accounts payable and related party payables	(6,315)	1,627
Net change in other assets and liabilities	(453)	(565)
(Increase) decrease in accounts receivable	4,024	(2,005)
Discontinued operations:
Net change in other assets and liabilities	146	584
Gain from sale of investments in HRP, net	—	(46,018)
Equity loss from investments in HRP	—	2,769
Deferred tax benefit	—	5,143
Increase in accrued litigation expense to HRP	—	49

Net cash provided by (used in) operating activities	(508)	275

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of investment in HE III	54,850	—
Investments in energy affiliates	(18,264)	(4,785)
Investments in property, plant and equipment, net	(1,586)	(1,969)
Proceeds from disposition of investment in HEC	387	—
Loan to energy affiliate	—	(2,000)
Discontinued operations:
Proceeds from sale of investments in HRP, net	59	59,432
Increase in restricted cash	—	(18,500)
Investments in hotel	—	(64)

Net cash provided by investing activities	35,446	32,114

CASH FLOWS FROM FINANCING ACTIVITIES

Cash dividends on common stock	(66,113)	—
Proceeds from exercise of stock options	2,207	—
Proceeds from (repayment of) revolving credit facilities, net	(977)	386
Repayment of other bank borrowings and loans payable	(262)	(20,929)
Proceeds from other bank borrowings and loans payable	—	4,600
Redemption of 10% Debentures	—	(6,468)

Net cash (used in) financing activities	(65,145)	(22,411)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,207)	9,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,549	2,885

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,342	$12,863

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Accounting Policies and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2004.
     Continuing Operations. The Company is a holding company that currently operates in the textile products and energy business segments.
     Textile Products. Textile products operations are conducted through the Company’s wholly owned Brookwood Companies Incorporated subsidiary (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes. Brookwood’s subsidiary, Strategic Technical Alliance, LLC (“STA”) markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.
     Energy. Since January 2002, the Company has invested $34,775,000 in private energy affiliates. Following the sale of Hallwood Energy Corporation (“HEC”) in December 2004 and Hallwood Energy III, L.P. (“HE III”) in July 2005, the principal affiliates are Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company has an interest of between 20% and 28% of the entities (between 17% and 24% on a fully diluted basis) and accounts for the investments using the equity method of accounting. These private energy affiliates have been principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties and the Barnett Shale and Woodford Shale formations in west Texas, conducting and analyzing 3-D seismic surveys over optioned land in south Louisiana to determine how best to proceed with exploratory activity, and acquiring oil and gas leases in the Fayetteville Shale formation of eastern Arkansas. Certain of the Company’s officers and directors are investors in and hold profit interests in the energy affiliates.
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
     New Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with nonemployees. There are no unvested options nor options available for grant under the 1995 Stock Option Plan, which expired on June 27, 2005. Accordingly, the Company does not expect the adoption of SFAS No. 123(R) to have any impact on its consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
     Reclassifications. Following the disposition of its real estate and hotel business segments, the Company determined that its financial statements should be changed from a segmented format to a classified format; therefore, substantial reclassifications have been made to all periods presented herein.
Note 2—Cash and Cash Equivalents
     Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Cash	$2,466	$457
Cash equivalents	38,876	71,092

Total	$41,342	$71,549

     Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), government securities and interest bearing demand deposits.
Note 3—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$5,875	$8,353
Work in progress	6,054	6,883
Finished goods	6,810	9,446

	18,739	24,682
Less: Obsolescence reserve	(1,179)	(1,101)

Total	$17,560	$23,581

Note 4 — Investments in Energy Affiliates
     The Company is an investor in several private energy affiliates. Provided below is information relating to each of these entities (in thousands):
Hallwood Energy III, L.P.

	As of September 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		nine months ended
	Number of	ascribed	September 30,	December 31,	September 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy III, L.P.
- Limited partner interest	N/A	—	—	$8,959	$(8,628)	$133

     Prior to the sale of HE III in July 2005 (discussed below), the Company owned approximately 28% (24% after consideration of profit interests) of HE III. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE III’s net income (loss) and partner capital transactions.
     In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In March 2005, the Company invested an additional $4,251,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
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
     The Company’s proportionate share of HE III’s 2005 loss was principally attributable to compensation expense in connection with the settlement of profit interests concurrent with the completion of the merger and sale in July 2005 (discussed below).
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
     Sale of HE III. On July 18, 2005, HE III completed a merger with Chesapeake. The merger agreement provided for a total price of $246,500,000 for all of the HE III production and reserves, as well as the operational and administrative infrastructure in Johnson County, and was subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of approximately $235,000,000 at the closing, including debt owed by HE III, and an additional $3,300,000, as a result of the final working capital adjustment settled in October 2005.
     In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment.
     Certain of the Company’s officers and directors were investors in HE III. In addition, individual members of management of HE III, including one director and officer and one officer of the Company, held a profit interest in HE III.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Hallwood Energy II, L.P.

	As of September 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		nine months ended
	Number of	ascribed	September 30,	December 31,	September 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy II, L.P.
- Limited partner interest	N/A	$7,936	$8,401	$2,424	$470	$—

     At September 30, 2005, the Company owned approximately 24% (20% after consideration of profit interests) of HE II. It accounts for this investment using the equity method of accounting and records its pro rata share of HE II’s net income (loss) and partner capital transactions.
     In September 2004, the Company invested $2,430,000 in HE II, which was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In June and September 2005, the Company invested an additional $1,215,000 and $3,402,000, respectively.
     In connection with the July 2005 disposition of HE III, the Company received a deemed distribution of its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was then deemed contributed to HE II as an additional capital investment. In addition in July 2005, HE II sold all of its 856 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company included its pro rata share of the gain from this transaction in the 2005 third quarter.
     As of November 1, 2005, HE II holds oil and gas leases covering approximately 42,000 gross (39,000 net) acres of undeveloped leasehold in Reeves, Culberson and Parker Counties in Texas. The primary objective formations are the Barnett Shale, which appears to range in depth from 12,300 to 16,500 feet and to have a thickness of 800 to 1,000 feet; and the Woodford Shale, which appears to range in depth from 13,100 to 17,500 feet and to have a thickness of 200 to 600 feet, both in Reeves and Culberson counties.
     Certain of the Company’s officers and directors are investors in HE II. In addition, individual members of management of HE II, including one director and officer and one officer of the Company, hold a profit interest in HE II.
Hallwood Exploration, L.P.

	As of September 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		nine months ended
	Number of	ascribed	September 30,	December 31,	September 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Exploration, L.P.
- Limited partner interest	N/A	$1,521	$1,204	$1,090	$(88)	$(26)

     At September 30, 2005, the Company owned approximately 20% (17% after consideration of profit interests) of Hallwood Exploration. It accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Exploration’s net income (loss) and partner capital transactions.
     In 2004, the Company invested $1,318,000 in Hallwood Exploration. In June 2005, the Company invested an additional $203,000.
     Hallwood Exploration was formed to exploit an oil and gas opportunity in St. James, Ascension and Assumption Parishes, Louisiana. An under-exploited salt dome is the objective. Hallwood Exploration has acquired mineral lease options over approximately 36,000 acres, has conducted a 3-D seismic survey over the optioned land, and is now analyzing the data to determine how best to proceed with exploratory activity.
     Certain of the Company’s officers and directors are investors in Hallwood Exploration. In addition, individual members of management of Hallwood Exploration, including one director and officer and one officer of the Company, hold a profit interest in Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Hallwood Energy 4, L.P.

	As of September 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		nine months ended
	Number of	ascribed	September 30,	December 31,	September 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy 4, L.P.
- Limited partner interest	N/A	$9,193	$9,136	$—	$(56)	$—

     In the 2005 third quarter, Hallwood Energy 4, L.P. (“HE 4”) was formed to acquire, explore and develop oil and gas acreage in the Fayetteville Shale of the Arkoma Basis in eastern Arkansas.
     At September 30, 2005, the Company owned approximately 26% (21% after consideration of profit interests) of HE 4. It accounts for this investment using the equity method of accounting and records its pro rata share of HE 4’s net income (loss) and partner capital transactions.
     In September 2005, the Company invested $9,193,000 in HE 4.
     As of November 1, 2005, HE 4 holds oil and gas leases covering approximately 81,000 gross (81,000 net) acres of undeveloped leasehold in nine counties in eastern Arkansas. The objective formation is the Fayetteville Shale, which in this area appears to range in depth from 2,700 to 7,400 feet and to have a thickness of 300 to 700 feet.
     Certain of the Company’s officers and directors are investors in HE 4. In addition, individual members of management of HE 4, including one director and officer and one officer of the Company, hold a profit interest in HE 4.
Hallwood Energy Corporation

	As of September 30, 2005		Amount at		Income (loss) for the
		Cost or	which carried at		nine months ended
	Number of	ascribed	September 30,	December 31,	September 30,
Description of Investment	units held	value	2005	2004	2005	2004
Hallwood Energy Corporation
- Common stock	—	—	—	—	—	$948
- Loan	—	—	—	—	—	5

						$953

     The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss) and stockholders’ equity transactions. The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004. As of December 2004, HEC had drilled or was in the process of drilling 46 wells in the Barnett Shale formation of Johnson County, Texas. After constructing a gas gathering system, HEC commenced commercial production and sales of natural gas in February 2003.
     Sale of HEC. In December 2004, HEC completed a merger with Chesapeake, under which Chesapeake acquired HEC. In exchange for its interest in HEC, the Company received a cash payment of $53,793,000 in December 2004 and received an additional amount of $387,000 in April 2005 from the settlement of HEC’s working capital. The Company also received its proportionate share of the HE III debt in the amount of $1,995,000, which it contributed to HE III as an additional capital contribution, and its proportionate interest in Hallwood SWD, Inc., the former HEC subsidiary that owned the Worthington saltwater disposal well, with a carrying value of approximately $1,250,000, which it also contributed to HE III as an additional capital contribution.
     Certain of the Company’s officers and directors were investors in HEC. In addition, individual members of management of HEC, including one director and officer and one officer of the Company, had stock options in HEC.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Hallwood Petroleum, LLC
     The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore HPL was transferred, for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005.
Other Entities
     The Company has invested a nominal amount of funds in other affiliated entities, which principally serve as the general partners for the energy affiliates.
Note 5 — Loans Payable
     Loans payable at the balance sheet dates are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Bank debt
Revolving credit facility, prime + .25% or Libor + 1.75% interest, due January 2007	$7,000	$7,977
Equipment term loans, 2.84% to 5.60% interest, due at various dates from October 2005 through February 2009	897	1,149

	7,897	9,126
Subordinated secured promissory note, non-interest bearing	—	10

Total	7,897	9,136
Current portion	(348)	(347)

Noncurrent portion	$7,549	$8,789

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
     The Key Working Capital Revolving Credit Facility has a maturity date of January 2, 2007, bears interest at Brookwood’s option of prime plus 0.25%, or Libor plus 1.75%, contains two covenants, including maintenance of a financial ratio and restrictions on dividends and repayment of debt or cash transfers to the Company. The interest rate was 7.00% at September 30, 2005. The outstanding balance at September 30, 2005 was $7,000,000 and Brookwood had approximately $15,000,000 of unused borrowing capacity.
     Equipment Term Loans. Brookwood has an equipment credit facility in an amount up to $3,000,000 with Key Bank. This facility matures in January 2007. The outstanding balance at September 30, 2005 was $897,000 and Brookwood had $2,103,000 available under this facility.
     Loan Covenants. As of the end of all quarters in 2004 and the first three quarters in 2005, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility included a total debt to tangible net worth ratio covenant and an EBITDA to total fixed charges covenant. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
     On March 25, 2005, Brookwood and Key Bank entered into a loan amendment, which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a quarterly minimum net income of not less than one dollar beginning with the quarter ended March 31, 2005.
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
Note 6 — 10% Collateralized Subordinated Debentures
     Description. The Company had an issue of 10% Collateralized Subordinated Debentures (the “10% Debentures”) outstanding due July 31, 2005. The 10% Debentures were listed on The New York Stock Exchange.
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
Note 8 — Deferred Revenue — Noncompetition Agreement
     In March 2001, the Company agreed to sell its investment in its former subsidiary, Hallwood Energy Corporation (“Former Hallwood Energy”), which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock of Former Hallwood Energy in May 2001 and received an additional $7,250,000, pursuant to terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001. The Company began amortizing the deferred revenue from the noncompetition agreement over a three-year period commencing June 2001. The noncompetition agreement was fully amortized in May 2004. Amortization of deferred revenue was $1,007,000 for the period ended May 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Note 9 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Continuing Operations
Federal
Current	$14,894	$25	$15,551	$230
Deferred	678	413	917	(7,478)

Sub-total	15,572	438	16,468	(7,248)

State	377	533	1,360	1,730

Total	$15,949	$971	$17,828	$(5,518)

Discontinued Operations
Federal
Current	$—	$275	$—	$275
Deferred	—	14,785	—	5,143

Sub-total	—	15,060	—	5,418

State	—	372	—	418

Total	$—	$15,432	$—	$5,836

     The deferred tax asset was $3,740,000 and $4,657,000 at September 30, 2005 and December 31, 2004, respectively. Prior to 2004, the deferred tax asset was principally attributable to the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers, tax credits and temporary differences from the implementation of various tax planning strategies, which included anticipated gains from the potential sale of investments and projected income from operations. During 2004, the Company utilized its available NOLs, depletion carryforward and tax credits to offset taxable income. At September 30, 2005 and December 31, 2004, the deferred tax asset was attributable solely to temporary differences which can be utilized to offset projected income from operations.
     The state tax expense is an estimate based upon taxable income allocated to those states in which the Company does business at their respective tax rates. Income tax expense in the 2005 periods includes the impact of limitations on the deductibility of executive compensation in excess of $1,000,000 per year.
     In the 2004 nine months, as a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, management determined that the deferred tax asset valuation allowance should be reduced to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Note 10 — Discontinued Real Estate Operations
     Prior to its sale in July 2004, Hallwood Realty, LLC (“Hallwood Realty”) and HWG, LLC, wholly owned subsidiaries of the Company, owned a 1% general partner interest and a 21% limited partner interest, respectively, in its HRP affiliate. The Company accounted for its investment in HRP using the equity method of accounting. The Company’s real estate business segment was reclassified from continuing operations to discontinued operations in the second quarter of 2004.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues and Expenses
Revenues
Fees
Related parties	$—	$401	$—	$2,814
Other	—	188	—	254
Equity (loss) from investments in HRP	—	(2,947)	—	(2,769)

	—	(2,358)	—	299

Expenses
Administrative expenses	—	343	—	879
Litigation costs	—	—	—	50

	—	343	—	929

Income (loss) from operations	—	(2,701)	—	(630)

Gain from sale
Gain from sale of investments in HRP	—	52,647	—	52,647
Transaction costs and incentive compensation	—	(6,629)	—	(6,629)

	—	46,018	—	46,018

Income before income taxes	—	43,317	—	45,388

Income Taxes
Deferred federal income tax expense	—	14,785	—	5,143
Current federal and state income tax expense	—	647	—	693

	—	15,432	—	5,836

Income from discontinued real estate operations	$—	$27,885	$—	$39,552

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
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
     A summary of discontinued hotel operations is provided below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
Revenues
Sales	$—		$489	$—	$1,231

Expenses
Operating expenses	—		528	—	1,496
Depreciation and amortization	—		31	—	93
Interest expense	—		1	—	10
Litigation and other disposition costs	—		—	—	2

	—		560	—	1,601

Loss from discontinued hotel operations	$—	$	(71)	$—	$(370)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Note 12 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	September 30,
Description	2005	2004
Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	$218	$—
Prepaids, deposits and other assets	85	—
Property, plant and equipment, net	588	—
Other noncurrent assets	138	—
Accounts payable	(584)	—
Accrued expenses and other current liabilities	(445)	—

	$—	$—

Income tax effect from exercise of stock options:
Income taxes payable	$(1,651)	$—
Additional paid-in capital	1,651	—

	$—	$—

Proportionate share of partner capital transactions of equity investments:
Sale of real estate investments	—	$257
Amortization of interest rate swap	—	(30)
     Supplemental disclosures of cash payments:

	Nine Months Ended
	September 30,
Description	2005	2004
Interest paid	$364	$1,196
Income taxes paid	10,153	2,744

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Note 13 — Computation of Income Per Common Share
     The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles the Company’s net income used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2005	2004	2005	2004
Weighted Average Shares Outstanding
Basic	1,511	1,326	1,423	1,326
Potential shares from assumed exercise of stock options	19	204	108	204
Potential repurchase of shares from stock option proceeds	(3)	(43)	(23)	(59)

Assuming dilution	1,527	1,487	1,508	1,471

Net Income
Basic and assuming dilution	$28,935	$28,617	$25,524	$55,963

Note 14 — Litigation, Contingencies and Commitments
     Reference is made to Note 20 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2004.
     A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. In the 2005 third quarter, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood has applied for approval with The Rhode Island Department of Environmental Management and anticipates that the activities will commence in the 2005 fourth quarter.
     From time to time the Company is involved in litigation, most of which is related to its subsidiaries or affiliates. In the Company’s opinion, no litigation in which the Company, subsidiaries or affiliates is a party is likely to have a material adverse effect on the Company’s result of operations, financial condition or cash flows.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
Note 15 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated
Three months ended September 30, 2005
Total revenue from external sources	$30,239				$30,239

Operating income (loss)	$2,771	$—	$(1,603)		$1,168
Other income (loss), net	(134)	43,459	391		43,716

Income (loss) from continuing operations before income tax	$2,637	$43,459	$(1,212)		$44,884

Three months ended September 30, 2004
Total revenue from external sources	$31,277				$31,277

Operating income (loss)	$4,289	$—	$(3,043)		$1,246
Other income (loss), net	(101)	540	89		528

Income (loss) from continuing operations before income tax	$4,188	$540	$(2,954)		$1,774

Income from discontinued operations				$27,814	$27,814

Nine months ended September 30, 2005
Total revenue from external sources	$101,923	$1,499			$103,422

Operating income (loss)	$9,464	$—	$(10,455)		$(991)
Other income (loss), net	(436)	43,541	1,238		44,343

Income (loss) from continuing operations before income tax	$9,028	$43,541	$(9,217)		$43,352

Nine months ended September 30, 2004
Total revenue from external sources	$98,072				$98,072

Operating income (loss)	$13,952	$—	$(4,342)		$9,610
Other income (loss), net	(297)	1,060	890		1,653

Income (loss) from continuing operations before income tax	$13,655	$1,060	$(3,452)		$11,263

Income from discontinued operations				$39,182	$39,182

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2004 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2004 annual report, except for proceeds received from the sale of HE III, net of tax, and the payment of cash dividends on common stock in May 2005 and August 2005 in the total amount of $66,113,000.
Note 16 — Cash Distributions in Partial Liquidation
     May 2005. On April 22, 2005, the Company announced a cash distribution in partial liquidation to stockholders and an equivalent bonus to option holders. The cash distribution in the amount of $37.70 per share, totaling approximately $56,789,000, was paid on May 27, 2005 to stockholders of record as of May 20, 2005. The distribution was in partial liquidation of the Company, as a result of the Company’s disposition of its real estate interests and partnership units relating to HRP in July 2004, and the board of directors’ determination to discontinue the Company’s real estate activities effective January 1, 2005. In connection with the plan of partial liquidation, the board of directors determined to review the cash position of the Company at any time through December 31, 2005, and consider declaring additional liquidating distributions not to exceed (together with the May distribution) the approximately $66,119,000 received in the disposition of the HRP interests.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005 and 2004
(unaudited)
     In connection with the cash distribution, a special committee of the board of directors of the Company declared a special bonus to those officers of the Company, other than Mr. Gumbiner, who held outstanding options to purchase common stock of the Company, in lieu of amounts such holders would have received if they had exercised their options prior to the record date. The special bonus was equal to the amount of the cash distribution per share on the number of shares subject to options that each individual held as of the record date, and totaled approximately $905,000.
     August 2005. On July 27, 2005 the Company announced an additional cash distribution in partial liquidation to stockholders and an equivalent bonus to option holders. This cash distribution in the amount of $6.17 per share, totaling approximately $9,324,000, was paid on August 18, 2005 to stockholders of record as of August 12, 2005. The two distributions approximate the total amount received from the disposition of its real estate interests and partnership units.
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
Note 17 — Stock Options
     In the 2005 second quarter, Mr. Gumbiner, the Company’s chairman and chief executive officer, and two directors exercised all of the options they held to purchase a total of 180,000 shares of the Company’s common stock, and three officers exercised a portion of their options to purchase an additional 4,875 shares. The Company received proceeds of $2,207,000 from the exercise of these 184,875 options, and the related common shares were reissued out of treasury stock. Upon exercise of the 184,875 stock options, treasury shares were reissued to option holders at the average cost per treasury share, which aggregated $2,753,000. The $546,000 difference between the option proceeds and the average cost of reissued treasury shares was recorded as a reduction in retained earnings. As of September 30, 2005, the Company had 19,125 fully vested outstanding options, of which 14,625 expire in 2007 and 4,500 in 2010, at an average exercise price of $15.10 per share. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected, however no new options can be issued under the 1995 plan.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. Since that time, the Company has disposed of its interests in Hallwood Realty Partners, L.P. (“HRP”), which constituted substantially all of its real estate activities, and its minority investments in Hallwood Energy Corporation (“HEC”) and Hallwood Energy III, L.P (“HE III”). The Company received total cash proceeds from these transactions in the amount of approximately $178,000,000, including approximately $55,000,000 in July 2005 from the disposition of HE III. These proceeds were used to repay bank debt, the Company’s 10% Debentures and other obligations. In addition, the Company paid a cash distribution in partial liquidation to its common stockholders of approximately $56,789,000 ($37.70 per share) on May 27, 2005, and an additional cash distribution in partial liquidation of approximately $9,324,000 ($6.17 per share) on August 18, 2005. The Company had approximately $41,000,000 in cash and cash equivalents at October 31, 2005.
     Continuing Operations. The Company derives substantially all of its revenues from continuing operations from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary, and consequently, the Company’s success is highly dependent upon Brookwood’s success. Although the Company’s textile activities have generated substantial positive cash flow in recent years, there is no assurance that this trend will continue. In addition, the remaining energy entities will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and newly acquired properties.
     Brookwood. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products, and the effect of global trade regulation.
     While Brookwood has enjoyed substantial growth in its military business during each of the past three years, there is no assurance this trend will continue. The U.S. government is releasing contracts for shorter periods than in the past. Therefore, Brookwood’s flow of sales to the companies from whom it derives its military business has been more volatile and difficult to predict, a trend the Company believes will continue. Although military sales for the nine months of 2005 were 4.3% higher than the comparable period in 2004, military sales for the 2005 third quarter declined 5.6% from the comparable 2004 period. Orders from the military for goods generally were significantly affected by the increased activity of the U.S. military in recent years. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. However, due to the volatility, the Company is unable at this time to predict future sales trends.
     Unstable global nylon and chemical pricing, coupled with domestic energy costs, are causing overall cost increases, which, together with product mix, have negatively impacted Brookwood’s margins, a trend that appears likely to continue.
     Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate and other materials, which have been well received by its customer base. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.
     The textile industry is also significantly affected by legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the North American Free Trade Agreement (“NAFTA”), the World Trade Organization (“WTO”), the anti-dumping and countervailing duty remedies and enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA there are no textile and apparel quotas between the United States and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas. The United States has also approved the Central American Free Trade Agreement (“CAFTA”) with five Central American countries (Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textile and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the United States or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Chile, Australia, Israel, Jordan and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Energy. Since January 2002, the Company has invested $34,775,000 in various private energy affiliates. The Company has owned between 20% and 28% of the entities (between 17% and 24% on a fully diluted basis) and accounts for the investments using the equity method of accounting, recording its pro rata share of the entities’ net income (loss), partner capital transactions and comprehensive income (loss) adjustments, if any. These private energy affiliates have been principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties and the Barnett Shale and Woodford Shale formations in west Texas, conducting and analyzing 3-D seismic surveys over optioned land in south Louisiana to determine how best to proceed with exploratory activity, and acquiring oil and gas leases in the Fayetteville Shale formation of eastern Arkansas.
     At September 30, 2005, the Company had investments in three energy affiliates; Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). Two energy affiliates, HEC and HE III, have been sold. The business strategy of HEC and HE III was to identify and acquire potentially productive acreage, conduct sufficient exploratory and development drilling on the acreage to establish the acreage as productive, and to develop or sell the investment to generate a favorable rate of return. The current business strategy of the other energy affiliates is similar, but management of the energy affiliates continues to review its business strategy.
     Refer also to the section “Investments in Energy Affiliates” for a further description of the Company’s energy activities.
     Discontinued Operations. The Company’s real estate activities were conducted primarily through certain wholly owned subsidiaries. One of the subsidiaries served as the general partner of HRP, a publicly traded master limited partnership and another served as property manager. Revenues were generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.
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
     Effective January 1, 2005, the board of directors made a determination to discontinue the Company’s real estate activities.
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
     Results of Operations
     Net income for the 2005 third quarter was $28,935,000, compared to net income of $28,617,000 in 2004. Net income for the nine months was $25,524,000 and $55,963,000, respectively.
     Income and revenue from continuing operations for the 2005 third quarter were $28,935,000 and $30,239,000, respectively, compared to $803,000 and $31,277,000 in 2004. Income and revenue from continuing operations for the 2005 nine month period were $25,524,000 and $103,422,000, respectively, compared to $16,781,000 and $98,072,000 in 2004. Results for the 2005 periods include a gain of $51,956,000 from the disposition of its HE III investment.
     Income from discontinued operations in the 2004 third quarter and nine month periods was $27,814,000, and $39,182,000, respectively.
     Revenues
     Textile products sales of $30,239,000, decreased by $1,038,000, or 3.3%, in the 2005 third quarter, compared to $31,277,000 in 2004. Sales for the nine month period increased by $3,851,000, or 3.9%, to $101,923,000, compared to $98,072,000 in the 2004 period. The increase for the nine month period was principally due to an increase of sales of specialty fabric to U.S. military contractors, as a result of increased orders from the military to Brookwood’s customers because of the increased activity of the U.S. military in recent years. In addition, Brookwood has developed and marketed products and upgraded equipment. A significant portion of Brookwood’s total sales are attributable to military sales and one customer, Tennier Industries, Inc. (“Tennier”), which accounted for more than 10% of its sales. Brookwood has no other relationship to Tennier.
     Military sales for the 2005 third quarter were $18,499,000, of which Tennier accounted for $12,412,000, compared to $19,587,000 and $12,360,000 in the 2004 quarter, respectively. Military sales for the 2005 nine month period were $62,704,000, of which Tennier accounted for $45,898,000, compared to $60,106,000 and $35,855,000 in the 2004 nine month period, respectively.
     The Company’s HPL subsidiary commenced operation in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no anticipated profit element. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. Administrative fees from energy affiliates in 2005 were $1,499,000 beginning January 2005 through the transfer date.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $23,760,000 for the 2005 third quarter increased by $1,022,000, or 4.5%, compared to $22,738,000 in 2004. For the nine months, cost of sales increased by $7,459,000, or 10.2%, to $80,262,000 from $72,803,000 in 2004. The reduced gross profit margin for the 2005 third quarter (21.4% versus 27.3%) and for the 2005 nine month period (21.3% versus 25.8%) principally resulted from changes in product mix and increased costs, particularly energy and chemicals, offset by increased sales for the nine month period. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Textile products	$3,708	$4,249	$12,197	$11,317
Corporate	1,603	3,044	10,455	4,342
Energy	—	—	1,499	—

Total	$5,311	$7,293	$24,151	$15,659

     Textile products administrative and selling expenses of $3,708,000 for the 2005 third quarter decreased by $541,000, or 13%, from the 2004 amount of $4,249,000. The decrease was primarily attributable to reduced accounts receivable reserves of $119,000, and losses on disposal of fixed assets in 2004 of $120,000. For the nine months, textile expenses of $12,197,000 increased by $880,000, or 8%, from $11,317,000 in 2004. The increase in the nine month period was primarily due to higher royalties associated with the sales of fabric to military contractors of $241,000, higher insurance and administration costs of $309,000 and $254,000, respectively, which were partially offset by lower professional expenses of $251,000. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. However, such costs were not significant during the periods presented.
     Corporate administrative expenses were $1,603,000 for the 2005 third quarter, compared to $3,044,000 for 2004. For the nine months, corporate expenses were $10,455,000, compared to $4,342,000 in 2004. The decrease of $1,441,000 in the 2005 third quarter was attributable to the inclusion of $2,021,000 in the 2004 third quarter, principally to pay bonuses to eight former Hallwood Realty employees to remain available for assisting in the winding up of HRP’s business and assist the Company in the pursuit of new real estate opportunities, partially offset by bonus awards of $436,000 in the 2005 third quarter. The increase of $6,113,000 for the 2005 nine month period was primarily attributable to bonus awards in the 2005 second quarter of $5,000,000 to Mr. Gumbiner and $1,340,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock in lieu of cash dividends, such holders would have received if they had executed their options prior to the record dates and increased professional fees, partially offset by the bonuses to the Hallwood Realty employees in 2004.
     Administrative costs for the energy affiliates, which commenced operations in October 2004, were $1,499,000 for the period prior to the May 11, 2005 date of transfer.
     Other Income (Loss)
     The Company reported a gain from the July 2005 disposition of its investment in HE III in the amount of $51,956,000. HE III completed a merger with Chesapeake for $246,500,000, subject to reduction for outstanding debt, transaction costs, charges in working capital and certain other matters. After their adjustment and the repayment of debt of HE III, the Company received cash proceeds totaling $54,850,000 in July 2005. In addition, the Company received $799,000 in November 2005 from the final working capital adjustment settled in October 2005. The investment in HE III at the date of sale was $3,693,000, which was net of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
equity losses from HE III and a distribution of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, that was contributed to HE II as an additional capital investment.
     Interest and other income was $391,000 in the 2005 third quarter and $1,238,000 for the nine months, compared to $302,000 and $306,000 in 2004, respectively. The 2005 increases were principally due to interest income earned on higher balances of cash and cash equivalents and income from investments in marketable securities.
     Equity income (loss) from investments in energy affiliates, relating to the Company’s pro rata share of income (loss) in the affiliates, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
HE III	$(8,980)	$133	$(8,628)	$133
HE II	548	—	470	—
HE 4	(56)	—	(56)	—
Hallwood Exploration	(9)	(22)	(88)	(26)
HEC	—	429	—	953

Total	$(8,497)	$540	$(8,302)	$1,060

     HE III commenced commercial production and sales of natural gas in June 2004, while HE II, HE 4 and Hallwood Exploration remain in the development stage. As discussed in Note 4, on July 18, 2005, HE III completed a merger with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), under which Chesapeake acquired HE III. The Company’s proportionate share of HE III’s 2005 loss was principally attributable to compensation expense, in connection with the settlement of profit interests with certain HE III executives, concurrent with the completion of the merger and sale in July 2005.
     In connection with the July 2005 disposition of HE III, HE II sold all of its 856 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company included its pro rata share of the gain from this transaction in the 2005 third quarter.
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
     Interest expense was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Textile products	$134	$101	$436	$297
Corporate	—	213	—	798

Total	$134	$314	$436	$1,095

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
     Amortization of deferred revenue was $1,007,000 for the five month period ended May 2004, which was attributable to the noncompetition agreement associated with the sale of the Company’s investment in Former Hallwood Energy in May 2001. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The original $7,250,000 cash payment was amortized over a three year period which ended in May 2004.
     In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director and related trust. The Company had an option to extinguish certain future cash payments. In June 2004, the Company exercised the option, at which time a gain from extinguishment of the Separation Agreement in the amount of $375,000 was recorded, which was the excess of the remaining obligation over the $3,000,000 exercise price.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Continuing Operations
Federal
Current	$14,894	$25	$15,551	$230
Deferred	678	413	917	(7,478)

Sub-total	15,572	438	16,468	(7,248)
State	377	533	1,360	1,730

Total	$15,949	$971	$17,828	$(5,518)

Discontinued Operations
Federal
Current	$—	$275	$—	$275
Deferred	—	14,785	—	5,143

Sub-total	—	15,060	—	5,418
State	—	372	—	418

Total	$—	$15,432	$—	$5,836

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     During 2004, the Company utilized all of its available net operating loss carryforwards (“NOLs”), depletion carryforwards and tax credits to offset taxable income. Accordingly, at September 30, 2005, the deferred tax asset is attributable solely to temporary differences, which can be utilized to offset projected income from operations.
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
     A summary of discontinued real estate operations is provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues and Expenses
Revenues
Fees
Related parties	$—	$401	$—	$2,814
Other	—	188	—	254
Equity income (loss) from investments in HRP	—	(2,947)	—	(2,769)

	—	(2,358)	—	299

Expenses
Administrative expenses	—	343	—	879
Litigation costs	—	—	—	50

	—	343	—	929

Income (loss) from operations	—	(2,701)	—	(630)

Gain from sale
Gain from sale of investments in HRP	—	52,647	—	52,647
Transaction costs and incentive compensation	—	(6,629)	—	(6,629)

	—	46,018	—	46,018

Income before income taxes	—	43,317	—	45,388

Income Taxes
Deferred federal income tax expense	—	14,785	—	5,143
Current federal and state income tax expense	—	647	—	693

	—	15,432	—	5,836

Income from discontinued real estate operations	$—	$27,885	$—	$39,552

     Revenues. Fees for the 2004 periods were derived from the Company’s asset management, property management, leasing and construction supervision services provided to HRP and various third parties prior to the sale of HRP in July 2004. Equity income (loss) from investments in HRP represented the Company’s pro rata share of the net income (loss) reported by HRP, adjusted for the elimination of intercompany profits.
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
     A summary of discontinued hotel operations is provided below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Sales	$—	$489	$—	$1,231

Expenses
Operating expenses	—	528	—	1,496
Depreciation and amortization	—	31	—	93
Interest expense	—	1	—	10
Litigation and other disposition costs	—	—	—	2

	—	560	—	1,601

Loss from discontinued hotel operations	$—	$(71)	$—	$(370)

     Operating expenses for the GuestHouse Suites hotel included $404,000 and $321,000 for lease expense and repairs and maintenance, respectively, for the 2004 nine month period. Interest expense related to a capital lease obligation repaid in June 2004.
     Investments in Energy Affiliates
     At September 30, 2005, the Company had investments in three energy affiliates; HE II, HE 4 and Hallwood Exploration. Two energy affiliates, HEC and HE III have been sold. Certain of the Company’s officers and directors are or were investors in the energy affiliates. In addition, individual members of management of the affiliates, including one director and officer and one officer of the Company, hold or held a profit interest or stock options in the energy affiliates.
     The following table reflects the results of completed oil and gas investments and status of current oil and gas investments by the Company since 2002. Forward looking information, including information concerning anticipated expenditures and budgeted drilling, is from current estimates by the management of the energy entities, based on existing and anticipated conditions. Actual expenditures and activity may vary widely depending on a number of factors, including the availability and cost of drilling rigs, personnel and other services, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in the section entitled “Business–Competition, Risks and Other Factors”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

				Hallwood
Description	HEC	HE III	HE II	Exploration	HE 4
Principal focus	Barnett Shale, Johnson County, Texas	Barnett Shale, Johnson County, Texas	Barnett Shale & Woodford Shale, Texas	Salt Dome, South Louisiana	Fayetteville Shale, East Arkansas

Initial funding	1st Quarter 2002	2nd Quarter 2004 (b)	4th Quarter 2004	2nd Quarter 2004	3rd Quarter 2005

Company investment (a)	$3,581,000 (c)	$12,544,000 (d)	$7,936,000 (j)	$1,521,000	$9,193,000

Company ownership percentage (e)	28%/22%	28%/24%	24%/20%	20%/17%	26%/21%

Net acres held (a)	15,000	14,000	39,000	(f)	81,000

Oil and gas wells drilled (a)	44 (g)	36(g)	—	—	—

Successful wells (a)(i)	43	36	—	—	—

Production (Mcf/day) (a)	20,000,000	21,000,000	—	—	—

Month/year sold	December 2004	July 2005	—	—	—

Sales proceeds to Company	$56,175,000 (h)	$55,648,000 (j)	—	—	—

Additional investment anticipated by Company through 2nd quarter 2006 (k)	n/a	n/a	$12,200,000	$6,100,000	$19,700,000

Wells budgeted to be drilled through 2nd quarter 2006	n/a	n/a	13	6	10

(a)	Information is as of the date of the sale for each of HEC and HE III and as of November 1, 2005 for the other entities. For HE 4, excludes in excess of 250,000 acres, which are under contract to be acquired, but for which title work has not been completed, some of which management believes will not ultimately be acquired.

(b)	Date that HE III was separated from HEC.

(c)	Excludes the sale to HE III of gas properties in June 2004 at their carrying value of $1,232,000 and a distribution to the partners of HEC of an interest in a saltwater disposal well at its carrying value of $1,250,000 in connection with the sale of HEC in December 2004, and recontributed to HE III.

(d)	Includes $1,995,000 of debt, and $1,250,000, representing the saltwater disposal well which was distributed to shareholders of HEC and contributed to HE III and excludes $889,000 of pipe inventory distributed to the Company by HE III in connection with the sale of HE III in July 2005 and recontributed to HE II.

(e)	Before and after consideration of profits interests held by management.

(f)	HEP holds options to acquire leases on approximately 36,000 acres. The extent to which the options will be exercised will be determined based on the results of 3D seismic data that is being analyzed.

(g)	Consists of 13 horizontal wells and 31 vertical wells for HEC, and 31 horizontal wells and 5 vertical wells for HE III.

(h)	Includes $1,995,000 of debt which was distributed to shareholders of HEC, and recontributed to HE III.

(i)	Includes only wells drilled to total depth and includes wells in the process of completion

(j)	Includes $889,000 of pipe inventory distributed to the Company by HE III in connection with the HE III sale in July 2005, and recontributed to HE II.

(k)	Represents the Company’s proportionate share of capital contributions currently budgeted by the energy affiliates. These budgets are subject to change, which would affect the Company’s anticipated contribution. In addition, subject to conditions at the time of any contribution, the Company may elect to contribute more or less than its proportionate share.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hallwood Energy Corporation. The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss) and stockholders’ equity transactions. The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004.
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
     Hallwood Energy III, L.P. The Company owned approximately 28% (24% after consideration of profit interests) of HE III. The Company accounted for this investment using the equity method of accounting and recorded its pro rata share of HE III’s net income (loss) and partner capital transactions.
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
     On July 18, 2005, HE III completed a merger with Chesapeake. The merger agreement provided for a total price of $246,500,000 for all of the HE III production and reserves, as well as the operational and administrative infrastructure in Johnson County, and was subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After these reductions and adjustments, Chesapeake paid a total of approximately $235,000,000 at the closing, including debt owed by HE III, and additional $3,300,000, as a result of the final working capital adjustment settled in October 2005.
     In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment.
     Hallwood Energy II, L.P. At September 30, 2005, the Company owned approximately 24% (20% after consideration of profit interests) of HE II. In September 2004, the Company invested $2,430,000 in HE II, which was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In June and September 2005, the Company invested an additional $1,215,000 and $3,402,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In connection with the July 2005 disposition of HE III, the Company received a deemed distribution of its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was then deemed contributed to HE II as an additional capital investment. In addition in July 2005, HE II sold all of its 856 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000.
     As of November 1, 2005, HE II holds oil and gas leases covering approximately 42,000 gross (39,000 net) acres of undeveloped leasehold in Reeves, Culberson and Parker counties in Texas. The primary objective formations are the Barnett Shale, which appears to range in depth from 12,300 to 16,500 feet and to have a thickness of 800 to 1,000 feet; and the Woodford Shale, which appears to range in depth from 13,100 to 17,500 feet and to have a thickness of 200 to 600 feet, both in Reeves and Culberson counties.
     HE II plans to commence drilling activities in the 2005 fourth quarter. Additional HE II prospects are being evaluated which may alter the current drilling schedule. HE II has three drilling rigs under contract for at least one year. HE II has requested additional capital contributions from its partners in the first and second quarters of 2006. The Company’s share of the additional capital contributions will be approximately $12,200,000. HE II anticipates that the additional capital, together with existing cash, will be used to drill four test wells to depths from 12,300 to 16,500 in Reeves and Culberson counties and three test wells to depths from 4,500 to 6,500 in Parker county through the first half of 2006. Thereafter, drilling and development plans will be determined based on the results of these initial wells.
     Hallwood Exploration, L.P. At September 30, 2005, the Company owned approximately 20% (17% after consideration of profit interests) of Hallwood Exploration. In 2004, the Company invested $1,318,000 in Hallwood Exploration. In June 2005, the Company invested an additional $203,000. Hallwood Exploration was formed to exploit an oil and gas opportunity in St. James, Ascension and Assumption Parishes, Louisiana. An under-exploited salt dome is the objective. Hallwood Exploration anticipates three sources from which to find additional natural gas and crude oil: the salt dome flanks; adjacent structures; and crestal compartments.
     Hallwood Exploration has acquired mineral lease options over approximately 36,000 acres, has conducted a 3-D seismic survey over the optioned land, and is now analyzing the data to determine how best to proceed with exploratory activity. Based on that analysis, Hallwood Exploration is actively seeking a rig for a multiple well drilling program, which will include both flank prospects and adjacent structure prospects. Subject to equipment and personnel availability, Hallwood Exploration anticipates drilling a minimum of four prospects beginning in the first quarter of 2006. Presently, a second, but smaller, drilling rig is being sought for the second quarter of 2006 to drill some crestal targets. In total, Hallwood Exploration is budgeting to drill 6 wells in the first and second quarters of 2006. Thereafter, drilling and development plans will be determined based on the results of these initial wells. Hallwood Exploration has requested additional capital contributions from its partners in the fourth quarter of 2005 and anticipates requiring an additional capital contribution in the second quarter of 2006. The Company’s share of these two additional capital contributions will be approximately $6,100,000.
     Hallwood Energy 4, L.P. In the 2005 third quarter, HE 4 was formed to acquire, explore and develop oil and gas acreage in the Fayetteville Shale of the Arkoma Basin in eastern Arkansas. The Company’s initial capital contribution to HE 4 in September 2005 was $9,193,000. The Company has a 26% (21% after consideration of profit interests) limited partner interest in HE 4.
     As of November 1, 2005, HE 4 holds oil and gas leases covering approximately 81,000 gross (81,000 net) acres of undeveloped leasehold. This amount excludes in excess of 250,000 acres in eastern Arkansas which are under contract to be acquired, but for which title work has not been completed, some of which management believes will not ultimately be acquired. The primary objective formation is the Fayetteville Shale, which in this area appears to range in depth from approximately 2,700 to 7,400 feet and to have a thickness of 300 to 700 feet.
     HE 4 plans to commence drilling activities in the 2006 first quarter. In the first and second quarters of 2006, it anticipates drilling ten test wells to depths up to 6,000 to 7,000 feet. Thereafter, drilling and development plans will be determined based on the results of these initial wells. HE 4 is currently negotiating for access to drilling rigs for these wells. Its ability to adhere to this schedule will depend to a significant extent on the availability of drilling rigs and other services. Because of the significant industry interest in this area, rigs and services are in extremely high demand. HE 4 has requested additional capital contributions from its partners in the fourth quarter of 2005 and anticipates requiring an additional capital contribution in the second quarter of 2006. The Company’s share of these two additional capital contributions will be approximately $19,700,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hallwood Petroleum, LLC. The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2004.
     Related Party Transactions
     Hallwood Realty Partners, L.P.. The Company’s real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. The management contracts with HRP, which were scheduled to expire on June 30, 2004, were amended in April 2004 to expire on the closing date of the merger with HRPT, which was completed on July 16, 2004. A summary of the fees earned from HRP prior to the closing date is detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Property management fees	$—	$132	$—	$1,127
Construction supervision fees	—	39	—	486
Leasing fees	—	203	—	866
Asset management fees	—	27	—	335

Total	$—	$401	$—	$2,814

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Bonus	$—	$4,908	$5,000	$4,908
Consulting fees	249	239	740	689
Office space and administrative services	112	134	436	192

Total	$361	$5,281	$6,176	$5,789

     A special committee, consisting of independent members of the board of directors, awarded a $5,000,000 bonus to Mr. Gumbiner as an incentive compensation bonus award in consideration of the significant profits and long-term gains realized by the Company as a result of Mr. Gumbiner’s performance over an extended period. As the special committee had determined at its June 30, 2005 meeting that the bonus was appropriate, the amount was included in administrative and selling expense in the 2005 second quarter. The bonus was paid on July 8, 2005.
     In connection with the sale of HRP in July 2004 and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. This compensation was accrued in the 2004 third quarter of which $3,000,000 was paid in September and $1,908,000 in October 2004. As these incentive compensation costs related to HRP, the costs were reported within the discontinued real estate operations in the 2004 periods.
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
     Beginning January 1, 2005, the Company shares common offices, facilities and staff with HIL. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the nine months ended September 30, 2005, HIL reimbursed the Company $45,000 for such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2005 (in thousands):

	Payments Due During the Year Ending December 31,
	2005*	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Long term debt
Loans payable	$85	$352	$7,281	$152	$27	$—	$7,897
Operating leases	215	942	510	484	195	195	2,541

Total	$300	$1,294	$7,791	$636	$222	$195	$10,438

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt and revolving credit facilities at their maturity dates, are $138,000 for the three months ending December 31, 2005 and $534,000, $24,000, $7,000, and $-0-, for the years ending December 31, 2006 through December 31, 2009, respectively.

	Amount of Commitment Expiration
	During the Year Ending December 31,
	2005*	2006	2007	2008	2009	Thereafter	Total
Commercial Commitments
Employment contracts	$91	$—	$—	$—	$—	$—	$91

*	For the three months ending December 31, 2005.
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
     Key Working Capital Revolving Credit Facility. The principal ratios, as defined in the Key Working Capital Revolving Credit Facility for the last four quarters are provided below (dollar amounts in thousands):

		Quarters Ended
		September 30,	June 30,	March 31,	December 31,
Description	Requirement	2005	2005	2005	2004
Total debt to tangible net worth	must be less than 1.50	0.69	0.83	0.97	0.89
Net income	must exceed $1	Yes	Yes	Yes	N/A
EBITDA to total fixed charges	must exceed 1.15	N/A	N/A	N/A	1.41
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first three quarters in 2005 and for all quarters in 2004.
     On March 25, 2005, Brookwood and Key Bank entered into a loan amendment which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a minimum quarterly net income of not less than one dollar beginning with the quarter ended March 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $30,207,000 during the 2005 nine month period to $41,342,000 as of September 30, 2005. The principal sources of cash were $54,850,000 from the sale of HE III and $2,207,000 from the exercise of stock options. The primary uses of cash were $66,113,000 for cash distributions in partial liquidation paid in May 2005 and August 2005, $18,264,000 for investments in energy affiliates, $1,586,000 for textile products capital expenditures and $977,000 for repayment of bank borrowings.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2007.
     At September 30, 2005, Brookwood had approximately $15,000,000 of unused borrowing capacity under its revolving line of credit facility and $2,103,000 under its equipment facility. Brookwood made payments to the Company of $2,927,000 in the 2005 nine month period and $5,373,000 for all of 2004 under its tax sharing agreement. In addition, Brookwood paid cash dividends to the Company of $5,000,000 in the 2005 nine month period and $3,000,000 for all of 2004. In October 2005, Brookwood made additional tax sharing and dividend payments of $348,000 and $1,500,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Key Bank credit facility. There were no significant capital requirements as of September 30, 2005.
     Energy. The Company has invested $34,775,000 in its various energy affiliates, of which $6,063,000 and $10,951,000 related to the recently disposed HEC and HE III, respectively. The energy affiliates anticipate that substantial additional capital will be required over the next few years to complete projected property acquisition, exploration and development costs. As a result, the Company has projected that approximately $38,000,000 may be required for additional capital investment through June 30, 2006 if the Company is to maintain its proportionate interest in the energy affiliates. The Company believes these contributions can be made from existing cash. Additional capital investments after that date may be required. The actual level of investment, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, and the availability of alternative sources of capital, such as loans from third parties.
     Sale of HE III. In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended September 30, 2005.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of September 30, 2005, the Company’s total outstanding loans payable of $7,897,000 were comprised of $208,000 of fixed rate debt and $7,689,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $77,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of September 30, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective in providing reasonable assurance that they are timely alerted to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission and assuring required information to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
     Internal Controls. Other than the suggested improvements noted above, there were no changes in the Company’s internal controls or in other factors that have materially affected or are reasonably likely to materially affect these controls, subsequent to the date of their evaluation.

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

THE HALLWOOD GROUP INCORPORATED

Dated: November 11, 2005	By:	/s/ Melvin J. Melle

Melvin J. Melle, Vice President
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Pge 42

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