Form 10-K/A
period 2004-12-31
HALLWOOD GROUP INC
filed 2006-02-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
MARK ONE

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	FOR THE TRANSITION PERIOD FROM TO

For the Year Ended December 31, 2004	Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)
Registrant’s telephone number, including area code: (214) 528-5588
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered
Common Stock ($0.10 par value)	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class
Series B Redeemable Preferred Stock
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2004, based on the closing price of $51.00 per share on the American Stock Exchange, was $24,171,000.
     1,326,343 shares of Common Stock, $0.10 par value per share, were outstanding at March 18, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company filed with the Securities and Exchange Commission April 25, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
EXPLANATORY NOTE
     This Form 10-K/A amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 is being filed to amend certain disclosures in Part II, Item 9A — “Controls and Procedures.”

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
FORM 10-K/A

		Page
PART II — OTHER INFORMATION

9A	Controls and Procedures	2

	Signature Page	4

	Index to Exhibits	5
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Annual Report, are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communications from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In March 2005, the Company received communication from their independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. Brookwood is currently implementing a new order processing and inventory control system and updating its general ledger system, which will integrate various accounting processes. The new systems will further aid in accelerating and automating the financial closing process. In addition, Brookwood has updated its recordkeeping related to its subsidiary stock option plan.
     Internal Controls. Other than the improvements noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls.

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

THE HALLWOOD GROUP INCORPORATED
Dated: February 10, 2006	By:	/s/ Melvin J. Melle
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