Form 10-K
period 2005-12-31
HALLWOOD GROUP INC
filed 2006-04-13
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

MARK ONE
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

For the Year Ended December 31, 2005
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
Title of Class
Series B Redeemable Preferred Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐ .
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act.     YES ☐          NO ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
      Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑
      The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2005, based on the closing price of $85.50 per share on the American Stock Exchange, was $41,375,000.
      1,511,220 shares of Common Stock, $0.10 par value per share, were outstanding at March 24, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

THE HALLWOOD GROUP INCORPORATED
FORM 10-K

PART I

Item 1.	Business
      The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation formed in September 1981, is a holding company that operates in the textile products and energy business segments. The Company’s former real estate and hotel business segments are reported as discontinued operations.
Continuing Operations
      Textile Products. Textile products operations are conducted through the Company’s wholly owned, Brookwood Companies Incorporated subsidiary (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.
      Brookwood operates as a converter in the textile industry, purchasing fabric from mills that is dyed and finished and/or laminated at its own plants, or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood, a large textile converter of nylon and some polyester fabrics, is one of the largest coaters of woven nylons in the U.S. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by consumers, military and industrial customers.
      Brookwood’s Strategic Technical Alliance, LLC subsidiary (“STA”) markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.
      Brookwood’s Kenyon Industries, Inc. subsidiary (“Kenyon”) uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. At its Rhode Island manufacturing plant, Kenyon provides quality finishing services for fabrics used in a variety of markets, such as luggage and knapsacks, flag and banner, apparel, industrial, military and sailcloth.
      The Brookwood Laminating, Inc. subsidiary (“Brookwood Laminating”) uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to five layers of textile materials can be processed using both wet and dry lamination techniques. Brookwood Laminating recently entered into a lease for manufacturing and warehouse space in Connecticut and will relocate from its Rhode Island facility during 2006.
      The Brookwood Roll Goods division serves manufacturers by maintaining an extensive in-stock, short-lot service of woven nylon and polyester fabrics, offering an expansive inventory stocked in a wide array of colors. As speed is essential in this area, Brookwood Roll Goods has positioned its sales and distribution facilities in southern California and Rhode Island to allow shipment on a same day/next day basis. The First Performance Fabrics division buys and sells promotional goods, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at promotional prices. Products include nylon for consumer uses, such as activewear, outerwear and swimwear as well as nylons used for balloons, luggage, bags, flags and banners. The Brookwood Roll Goods and First Performance Fabrics divisions plan to relocate their Rhode Island operations and share a portion of the Brookwood Laminating facility in Connecticut.
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
      Energy. Since January 2002, the Company has invested over $59,700,000 in its various energy affiliates, of which $6,063,000 related to Hallwood Energy Corporation (“HEC”) that was sold in December 2004 and $10,951,000 related to Hallwood Energy III (“HE III”) that was sold in July 2005. The remaining affiliates were Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounted for its minority investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). Through 2005, these private companies were or have been principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Johnson County, Texas and surrounding counties and the Barnett Shale and Woodford Shale formations in West Texas, conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity and acquiring oil and gas leases in the Fayetteville Shale formation of East Arkansas.
      Effective December 31, 2005, the remaining private energy affiliates, HE II, HE 4 and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The Company owns approximately 26% (22% after consideration of profits interests) of Hallwood Energy.
      The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, as follows (in thousands):

Entity	Amount

HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624

Total	$40,960

      All energy activities are now conducted by Hallwood Energy. Hallwood Energy’s management has classified its energy investments into four identifiable areas: Delaware Basin, Texas; Fort Worth Basin, Texas; South Louisiana and East Arkansas. The following table reflects the status of Hallwood Energy’s investments as of March 1, 2006:

	Delaware	Fort Worth
	Basin	Basin	South	East
Description	Texas(c)	Texas(d)	Louisiana(e)	Arkansas(f)	Total

Net acres held(a)(b)	43,200	1,700	35,000	270,000	349,900
Well type:
Horizontal	2	5	—	—	7
Vertical	—	—	—	1	1
Well Status:
Producing	—	2	—	—	2
Drilling	2	1	—	1	4
Completing/ Connecting	—	2	—	—	2
Net Production (Mcf/day)	—	850	—	—	850

a)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

b)	For East Arkansas, excludes in excess of 230,000 acres, which were under contract to be acquired, but for which title work has not yet been completed, some of which management believes will not ultimately be acquired.

c)	Oil and gas leases in Reeves and Culberson Counties. The primary objective formations are the Barnett Shale, which appears to range in depth from 12,300 to 16,500 feet and to have a thickness of 800 to 1000 feet; and the Woodford Shale, which appears to range in depth from 13,100 to 17,500 feet and to have a thickness of 200 to 600 feet, both in Reeves and Culberson Counties.

d)	Oil and gas leases in Parker and Tarrant Counties. The primary objective formation is the Barnett Shale, which appears to have a range in depth from 5,000 to 7,000 feet and to have a thickness of 200 to 400 feet.

e)	Acreage was acquired to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption Parishes. Hallwood Energy has acquired mineral lease options, has conducted and processed a 3-D seismic survey over the optioned land. Based on the results of the 3-D seismic data that have been analyzed, approximately 4,000 — 8,000 acres are expected to be retained for future development.

f)	Oil and gas leases in nine counties. The primary objective formation is the Fayetteville Shale, which appears to range in depth from 2,700 to 7,400 feet and to have a thickness of 300 to 700 feet.
      Prior to their sale, the business strategy of HEC and HE III was to identify and acquire potentially productive acreage, conduct sufficient exploratory and development drilling on the acreage to establish the acreage as productive and to develop or sell the investment to generate a favorable rate of return. The current business strategy of Hallwood Energy is similar, but management of Hallwood Energy continues to review its business strategy.
      Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
      Refer also to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Investments in Energy Affiliates” for a further description of the Company’s energy activities.
Discontinued Operations
      Real Estate. The Company’s real estate operations were conducted primarily through the Company’s wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC (“HCRE”). Hallwood Realty was the sole general partner of Hallwood Realty Partners, L.P. (“HRP”), a former publicly-traded, master limited partnership.
      Hallwood Realty owned a 1% general partner interest and HWG, LLC owned a 21% limited partner interest in HRP. Hallwood Realty was responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provided general operating and administrative services to HRP. HCRE was responsible for property management for all HRP properties, and properties it managed for third parties, for which it received management, leasing and construction supervision fees. Hallwood Realty and HWG, LLC accounted for their respective investments in HRP using the equity method of accounting, recording their pro rata share of net income (loss), net of an elimination for intercompany profits, comprehensive income (loss) and partners’ capital transactions reported by HRP.
      In July 2004, HRP was merged with a subsidiary of HRPT Properties Trust (“HRPT”). As a result, HRP became a wholly-owned subsidiary of HRPT and was no longer publicly traded. The general partner interest in HRP was also sold to a HRPT subsidiary in a separate transaction and the management agreements for the properties under management were terminated. The Company no longer holds any interest in HRP. The Company received approximately $66,119,000 for its investments in HRP and related assets.

      Hotels. In December 2000, the Company decided to dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. As of December 31, 2004, the Company had no further operations associated with the hotel segment.
Competition, Risks and Other Factors

The Company
      Influence of Significant Stockholder. The Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner, owns approximately 66% of the Company’s outstanding common stock (65% on a fully diluted basis) as of March 2006. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.
      The Company is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed. The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Textile Products
      Supplier. Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect, because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.
      Sales Concentration. Brookwood has one customer that accounted for more than 10% of its net sales in each of the three years ended December 31, 2005. Its relationship with the customer, Tennier Industries, Inc. (“Tennier”), is ongoing, and Brookwood expects to maintain comparable sales volumes with Tennier in 2006. Sales to Tennier were $56,833,000, $53,149,000 and $30,724,000 in 2005, 2004 and 2003, respectively, which represented 43%, 39% and 29% of its net sales.
      Military sales, including the sales to Tennier, have generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit until 2005. Military sales accounted for $72,456,000, $75,899,000 and $45,997,000 in 2005, 2004 and 2003, respectively, which represented 54%, 56% and 44% of its sales. While Brookwood has enjoyed substantial growth in its military business during the past three years, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes is likely to continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.
      The military has recently indicated an intention to limit orders for existing products and to adopt revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is uncertain whether Brookwood’s products will continue to comply with changing specifications as they are adopted. If Brookwood’s products do not comply with the revised specifications, then it would not be able to supply those items. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sale trends.
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
      Loan Covenants. Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio of 1.50 and a requirement that net income must exceed one dollar. Brookwood was in compliance with its loan covenants as of December 31, 2005 and all interim periods during 2005.
      Environmental. Kenyon and Brookwood Laminating are subject to a broad range of federal, state and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to Kenyon and Brookwood Laminating are laws relating to air emissions, ozone depletion, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, Kenyon and Brookwood Laminating believe that they are currently in substantial compliance with applicable environmental requirements. Kenyon and Brookwood Laminating are also subject to such laws as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. Kenyon and Brookwood Laminating are not aware of any releases for which they may be liable under CERCLA or any analogous provision. Actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by Kenyon and Brookwood Laminating or otherwise adversely affect demand for their products. Widespread adoption of any prohibitions or restrictions could adversely affect the cost and/or the ability to produce products and thereby have a material adverse effect upon Kenyon, Brookwood Laminating or Brookwood.
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
      Patent and Trademark. Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through U.S. patent and trademark registrations. Brookwood has a number of trademark applications pending, although no assurance can be given that trademarks will ever be issued from such applications or that any trademarks, if issued, will be determined to be valid. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent or trademark protection and therefore such trade secrets could be infringed upon and such infringement could have a material adverse effect on its business, results of operations, financial condition or competitive position.
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
      Brookwood sells primarily to domestic manufacturers, some of which operate offshore sewing operations. Some of Brookwood’s customers have moved their business offshore during the past few years. Brookwood has responded by shipping fabric Asia to Asia and also by supplying finished products and garments directly to manufacturers. Brookwood competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than Brookwood. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Brookwood’s management believes that Brookwood maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.
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
      In 2002, the U.S. government unveiled a proposal to eliminate worldwide tariffs for manufactured goods by 2015. The European Union has also proposed significant reductions in tariffs. These proposals have been discussed during the ongoing WTO Doha Round of multilateral negotiations, and could lead to further significant changes in worldwide tariffs beyond those already anticipated. In December 2005, the Doha Round met in Hong Kong to continue negotiations, which concluded with no major changes in direction and a consensus of continued tariff and quotas reductions.
      The U.S. government engaged in discussions with a number of countries or trading blocs with the intent of further liberalizing trade. Authority to negotiate new “fast track” agreements has been granted by Congress, making new agreements in this field more likely. The U.S. government has also entered into a free trade agreement with Australia, Bahrain, Chile, Israel, Jordan, Morocco and Singapore.
      Labor Relations. Kenyon has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, at its Rhode Island facility, effective from March 1, 2004. Management believes that overall relations with employees are good.

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
      Volatility of Natural Gas Prices. A decline in natural gas prices could adversely affect financial results. Revenues, operating results, profitability, future rate of growth and the value of the natural gas properties depend primarily upon the prices received for natural gas sold. Historically, the markets for natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty and other factors that are beyond the Company’s control, including: worldwide and domestic supplies of natural gas; weather conditions; the level of consumer demand; the price and availability of alternative fuels; the availability of pipeline capacity; domestic and foreign governmental regulations and taxes; and the overall economic environment. Declines in natural gas prices would not only reduce revenue, but could reduce the amount of natural gas that can be produced economically and, as a result, could have a material adverse effect on the financial condition, results of operations and reserves for our energy affiliates.
      Drilling Activities. Hallwood Energy’s success is materially dependent upon the continued success of its drilling program. Future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on the Hallwood Energy’s future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although numerous drilling prospects have been identified, there can be no assurance that such prospects will be drilled or that oil or natural gas will be produced from any such identified prospects or any other prospects.
      Regulations. The oil and gas industry is subject to regulation at the federal, state and local level, and some of the laws, rules and regulations carry substantial penalties for noncompliance. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances covering drilling and well operations.
      Operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the unitization or pooling of oil or natural gas properties. In addition, state conservation laws establish maximum rates of production.
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
      Competition. Hallwood Energy operates in a highly competitive area of acquisition, development and exploration of natural gas properties and production with competitors who have greater financial and other resources. Competitors from both major and independent oil and natural gas companies may be able to pay more for development prospects than the financial resources or human resources of Hallwood Energy may permit. Hallwood Energy’s ability to develop and exploit natural gas properties and to acquire additional properties in the future will depend on its ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

      Quantity and Present Value of Reserves. Financial information for the energy affiliates may contain or be based on estimates of proved reserves and the estimated future net revenues for the proved reserves. These estimates are based upon various assumptions relating to gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating natural gas reserves is complex and these estimates are inherently imprecise. Actual results will most likely vary from these estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Number of Employees
      The Company had 462 and 514 employees as of February 28, 2006 and 2005, respectively, comprised as follows:

	February 28,

	2006	2005

Hallwood	10	14
Brookwood	452	481
Hallwood Petroleum	—	19

Total	462	514

      Kenyon has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 240 employees at its Rhode Island plant facilities, effective from March 1, 2004. Management believes that overall relations with employees are good.
Available Information
      The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on its website at www.hallwood.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Additionally, the Company’s Code of Business Conduct and Ethics, Whistle Blower Policy and Audit Committee Charter may be accessed through the website.
Executive Officers of the Company
      In addition to Anthony J. Gumbiner, age 61, who serves as Director, Chairman and Chief Executive Officer, (see Item 10) the following individuals also serve as executive officers of the Company:
      William L. Guzzetti, age 62, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He has also served as President, Chief Operating Officer and a Director of each of the energy affiliates since their inception. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001 (“Former Hallwood Energy”) from December 1998 until May 2001 and of is predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE,

respectively. He had served as the President and a director of HEC from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.
      Melvin J. Melle, age 63, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle served as Assistant Secretary of the Company from December 1984 to October 1987. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.
      Amber M. Brookman, age 63, has served as President, Chief Executive Officer and Director of Brookwood since 1989. Since July 2004, Ms. Brookman has served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 2.	Properties
     Real Properties
      The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.
      Cost of real estate owned by property type and location as of December 31, 2005 (in thousands):

Property Type	Location	Cost

Dyeing and finishing plant	Rhode Island	$5,676
Parking Lot	Texas	50

Total		$5,726

      As of December 31, 2005 no single real estate property constituted 10% or more of the Company’s consolidated assets.
      The textile products’ dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. Brookwood’s Key Bank Credit Agreement contains a covenant to reasonably maintain property and equipment.
     Leased Facilities
      Prior to July 2004, the Company shared offices with HRP in Dallas, Texas and paid a pro-rata share of lease and other office-related costs. Thereafter, the Company assumed the lease obligation for the office space, which expires in November 2008.
      Since January 2005 and August 2005, respectively, the Company shares offices with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman, chief executive officer and principal stockholder, and Hallwood Energy, each of which pays a pro-rata share of lease and other office-related costs.
      Brookwood leases its corporate headquarters in New York City which expires in August 2006. In March 2006, Brookwood entered into a second lease which will begin in the summer of 2006 for the relocation of its headquarters to another location within New York City. This ten-year lease provides for additional marketing and administrative space and has a renewal option.
      Brookwood Laminating leases a facility in Peacedale, Rhode Island which expires in December 2006. It has entered into a second lease which began in January 2006 for a facility in Plainfield, Connecticut, which expires in December 2010. This lease has a five-year renewal option and a purchase option. The relocation is expected to be completed by December 2006.
      Brookwood Roll Goods division leases a warehouse in Gardena, California which lease expires in April 2009.

Item 3.	Legal Proceedings
      Litigation. From time to time, the Company, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. In the Company’s opinion, no litigation in which the Company, subsidiaries or affiliates is currently a party is likely to have a material adverse effect on its financial condition, results of operations or cash flows.
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
      After a trial and appeals, the Company paid to HRP a total of $13,155,000, including interest of $6,750,000. The matter was concluded in December 2003.
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
      Pursuant to a settlement agreement, HRP paid to the plaintiffs a total of $2,255,000 for attorneys’ fees and costs. The matter was concluded in October 2004.
      Other. The Company was a defendant in two lawsuits regarding guaranties of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel in Oklahoma City, Oklahoma and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel in Sarasota, Florida. The Company made all scheduled payments in accordance with the settlement agreements and the final payment for the aforementioned promissory note was made in December 2004.
      Environmental Contingencies. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.
      In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000, on the condition that on or before May 1, 2004 it submitted to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood Laminating submitted a proposal to RIDEM, which approved it, paid the reduced penalty and installed the equipment in July 2004.

      In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision has been rendered. Complying with the RIDOH requirements would necessitate revamping of the plant’s water supply system and associated costs of approximately $100,000.
      In August 2005, Brookwood received a Notice of Alleged Violation from RIDEM with notification that Brookwood had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant and that when the test was conducted the equipment was not operating at the required efficiency. Since that time, Brookwood has upgraded and retested the equipment, which met the requirements on the retest. RIDEM has requested additional information regarding the failed test and Brookwood’s remedial actions and has indicated that a financial penalty is possible. Brookwood is cooperating with RIDEM in resolving the issue. Based on the information available to Brookwood, if a financial penalty is imposed, the Company does not believe that it will be material.
      In September 2005, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood has applied for approval with RIDEM and commenced remediation activities, which are anticipated to be completed by July 2006.
      In October 2005, Brookwood Laminating received a Notice of Violation (“NOV”) from RIDEM alleging various violations of the Rhode Island Hazardous Waste Management Program and seeking an administrative penalty of approximately $20,000. Brookwood Laminating is contesting the NOV and is currently engaged in settlement negotiations with RIDEM.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the period.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the American Stock Exchange under the symbol of HWG. There were 611 stockholders of record as of March 24, 2006.
      The following table sets forth a two-year record, by quarter, of high and low closing prices on the American Stock Exchange and cash dividends paid.

	Years Ended December 31,

	2005			2004

Quarters	High	Low	Dividends	High	Low	Dividends

First	$141.98	$99.25	$—	$39.30	$19.20	$—
Second	159.00	73.00	37.70	51.00	28.00	—
Third	90.00	61.00	6.17	85.75	43.50	—
Fourth	81.00	56.50	—	120.50	82.05	—
      During 2005, the Company paid two cash dividends. The first dividend in the amount of $37.70 per share was paid on May 27, 2005 to stockholders of record as of May 20, 2005. The second dividend in the amount of $6.17 per share was paid on August 18, 2005 to stockholders of record as of August 12, 2005.
      The closing price per share of the Common Stock on the American Stock Exchange on March 24, 2006 was $136.25.

Item 6.	Selected Financial Data

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Revenues	$134,607	$137,280	$104,720	$84,770	$68,894
Expenses	134,554	125,609	100,145	84,702	71,383

Operating income (loss)	53	11,671	4,575	68	(2,489)
Other income (loss):
Gains from disposition of HE III and HEC(a)	52,312	62,288	—	—	—
Other, net	1,532	2,918	2,390	2,940	(467)
Equity income (loss) from investments in energy affiliates	(8,500)	(9,901)	50	(187)	—
Interest expense	(545)	(1,197)	(1,636)	(1,392)	(3,116)

	44,799	54,108	804	1,361	(3,583)
Income (loss) from continuing operations before income taxes	44,852	65,779	5,379	1,429	(6,072)
Income tax expense	18,510	11,079	1,725	1,435	1,658

Income (loss) from continuing operations	26,342	54,700	3,654	(6)	(7,730)
Income (loss) from discontinued operations, net of tax:
Income from real estate operations(b)	—	39,002	4,339	3,720	2,402
Income (loss) from hotel operations(c)	—	783	(568)	3,080	(1,521)
Income from energy operations(d)	—	—	—	—	11,134

	—	39,785	3,771	6,800	12,015

Income before cumulative effect of change in accounting principles	26,342	94,485	7,425	6,794	4,285
Income (loss) from cumulative effect of change in accounting principles(e)	—	—	—	568	(40)

Net Income	$26,342	$94,485	$7,425	$7,362	$4,245

Income (Loss) from
Continuing Operations Per Common Share
Basic	$18.22	$41.24	$2.68	$(0.04)	$(5.48)
Assuming dilution	17.47	36.79	2.59	(0.02)	(5.48)
Net Income Per Common Share
Basic	$18.22	$71.24	$5.47	$5.37	$2.95
Assuming dilution	17.47	63.55	5.30	5.19	2.95
Dividends Per Common Share	$43.87	—	—	—	—
Weighted Average Shares Outstanding
Basic	1,446	1,326	1,347	1,361	1,420
Assuming dilution	1,508	1,487	1,390	1,415	1,420
Financial Condition
Total assets	$108,801	$157,317	$83,554	$69,548	$77,567
Loans and capital lease obligations	6,812	9,136	23,938	17,130	30,750
Redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
10% Debentures	—	—	6,569	6,625	6,677
Common stockholders’ equity	88,443	124,541	29,829	23,136	15,883

(a)	In July 2005, the Company sold its investment in HE III. In December 2004, the Company sold its investment in HEC.

(b)	In July 2004, the Company sold its investments in HRP.

(c)	The Company has reported its hotel business segment as discontinued; however, it retained a leasehold interest in one hotel which remained a continuing asset until it was terminated in December 2004.

(d)	In May 2001, the Company sold its investment in Former Hallwood Energy.

(e)	SFAS No. 142 became effective on January 1, 2002, which resulted in the Company recording income in 2002 of $568,000, which represented negative goodwill associated with the Company’s HRP investment. Results for calendar 2001 included a loss from adoption of SFAS No. 133.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      General. Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. Since that time, the Company disposed of its interests in HRP in July 2004, which constituted substantially all of its real estate activities, and HEC and HE III in December 2004 and July 2005, respectively. The Company received total cash proceeds from these transactions of approximately $178,000,000, including approximately $55,000,000 from the disposition of HE III in July 2005. These proceeds were used to repay bank debt, the Company’s 10% Debentures and other obligations and make further investments in the Company’s energy affiliates. In addition, the Company paid cash dividends to its common stockholders of approximately $56,789,000, $37.70 per share, on May 27, 2005, and approximately $9,324,000, $6.17 per share, on August 18, 2005. The Company had approximately $16,648,000 in cash and cash equivalents at December 31, 2005.
      Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue. In addition, Hallwood Energy will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and any new properties.
      Continuing Operations. The Company derives substantially all of its revenues from continuing operations from its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, its response to competition, its ability to generate new markets and products and the effect of global trade regulations.
      While Brookwood has enjoyed substantial growth in its military business during the past three years, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. Military sales of $72,456,000 for the 2005 calendar year were 5% lower than the comparable period in 2004. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.
      The military has recently indicated an intention to limit orders for existing products and to adopt revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is uncertain whether Brookwood’s products will continue to comply with changing specifications as they are adopted. If Brookwood’s products do not comply with the revised specifications, then it would not be able to supply those items. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sale trends.
      Unstable global nylon and chemical pricing, coupled with domestic energy costs, are causing overall cost increases, which, together with product mix, have negatively impacted Brookwood’s margins, a trend that appears likely to continue.

      Brookwood continues to identify new market niches to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.
      The textile industry is also significantly affected by legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the North American Free Trade Agreement (“NAFTA”), the World Trade Organization (“WTO”), the anti-dumping and countervailing duty remedies and enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA there are no textile and apparel quotas between the U.S. and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.
      The U.S. has also approved the Central American Free Trade Agreement (“CAFTA”) with five Central American countries (Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textile and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the United States or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Australia, Bahrain, Chile, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.
      The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital.
      Energy. Since January 2002, the Company has invested over $59,700,000 in various energy affiliates, of which $6,063,000 related to HEC, which was sold in December 2004 and $10,951,000 related to HE III, which was sold in July 2005. Following the sale of HEC and HE III, the remaining principal affiliates were HE II, HE 4 and Hallwood Exploration. The Company owned between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). Through 2005, these private companies were or have been principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties and the Barnett Shale and Woodford Shale formations in West Texas, conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity and acquiring oil and gas leases in the Fayetteville Shale formation of East Arkansas. Effective December 31, 2005, the remaining private energy affiliates, were consolidated into HE 4, which was renamed Hallwood Energy. The Company owns approximately 26% (22% after consideration of profits interests) of Hallwood Energy.
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
      In December 2000, the Company decided to dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement. As of December 31, 2004, the Company had no further operations associated with the hotel segment.
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
      In December 2001, the Securities and Exchange Commission (“SEC”) requested that registrants identify “critical accounting policies” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following of its accounting policies fit this description:
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
      On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse until the customer provides a delivery date. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. Brookwood’s total bill and hold sales in 2005 were less than one percent of sales. The bill and hold inventory held for customers at December 31, 2005, was approximately $107,000.
      Deferred Income Tax Asset. A deferred income tax asset is recognized for net operating loss and certain other tax carryforwards, tax credits and temporary differences, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the asset will not be realized. Management is required to estimate taxable income for future years and to use its judgment to determine whether or not to record a valuation allowance to reduce part or all of a deferred tax asset. Management considered various tax planning strategies, anticipated gains from the potential sale of investments and projected income from operations to determine the valuation allowance to be recorded. As a result of the significant taxable income reported in 2004 and projected taxable income, management eliminated its valuation allowance during 2004.

      Impairment of Long-Lived Assets. Management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of assets and result in an impairment charge. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the investment, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes, future rental and occupancy rates, and the level of expected operating expenses.
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
Results of Operations
      The Company reported net income of $26,342,000 for the year ended December 31, 2005, compared to $94,485,000 for 2004, and $7,425,000 for 2003. Income from continuing operations was $26,342,000 for 2005, compared to $54,700,000 for 2004 and $3,654,000 for 2003. Revenue from continuing operations was $134,607,000 for 2005, $137,280,000 for 2004 and $104,720,000 for 2003. Income from discontinued operations was $39,785,000 for 2004 and $3,771,000 for 2003.
Revenues
      Textile products sales of $133,108,000 in 2005 decreased by $3,168,000, or 2.3%, compared to $136,276,000 in 2004, which was an increase of $31,556,000, or 30.1%, compared to $104,720,000 in 2003. The 2005 decrease was principally due to a decline of $3,443,000 in sales of specialty fabric to U.S. military contractors as a result of decreased orders from the military to Brookwood’s customers. The 2004 increase was principally due to additional sales in the amount of $29,902,000 of specialty fabric to U.S. military contractors, as a result of increased orders from the military to Brookwood’s customers because of the increased activity of the U.S. military in recent years. In addition, Brookwood has developed and marketed products and upgraded equipment.
      The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operations in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no anticipated profit element. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. Administrative fees from energy affiliates in 2005 were $1,499,000 beginning January 2005 through the transfer date.
Expenses
      Textile products cost of sales increased $2,527,000 to $105,299,000, or 2.5%, in 2005. The 2004 cost of sales of $102,772,000 increased by $19,510,000, or 23.4%, compared to $83,262,000 in 2003. The 2005 increase was principally attributable to the increased cost of outside processing for laminated products of approximately $500,000, increased energy costs of approximately $459,000 and general increases in volume. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of good and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
      The gross profit margin was 20.9%, 24.6% and 20.5% in 2005, 2004 and 2003, respectively. The reduced gross profit margin for 2005 principally resulted from changes in product mix and higher outside processing costs for laminated products and higher energy costs. The improved gross profit margin in 2004 resulted from the sales increase of specialty fabric to U.S. military contractors and improved manufacturing efficiencies.
      Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Textile products	$16,132	$15,043	$14,787
Corporate	11,624	6,792	2,096
Energy	1,499	1,002	—

Total	$29,255	$22,837	$16,883

      Textile products administrative and selling expenses of $16,132,000 for 2005 increased by $1,089,000, or 7.2%, from the 2004 amount of $15,043,000, which increased $256,000, or 1.7%, compared to the 2003 amount of $14,787,000. The 2005 increase was primarily due to higher insurance, salaries, shipping and administrative costs of $334,000, $260,000, $263,000 and $367,000, respectively, which were partially offset by lower professional expense and lower computer software related expenses. The 2004 increase was primarily attributable to higher royalty and payroll costs and costs associated with the implementation of the Sarbanes-Oxley Act of 2002. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. However, such costs were not significant during the periods presented. Research and development expenses were approximately $335,000 in 2005 and were not significant in 2004 and 2003.
      Corporate administrative expenses were $11,624,000 for 2005, compared to $6,792,000 for 2004 and $2,096,000 for 2003. The 2005 increase of $4,832,000 was primarily attributable to bonus awards of $5,000,000 to Mr. Gumbiner and $1,340,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock in lieu of cash dividends such holders would have received had they exercised their options prior to the record dates, and increased professional fees, partially offset by the bonuses to the Hallwood Realty employees in 2004. The 2004 expenses include increased professional fees, travel expenses and costs associated with the merger of HRP with HRPT, including costs of $2,465,000 associated with a plan to offer employment and pay retention bonuses to eight former Hallwood Realty employees to remain available for assisting in the winding up of HRP’s business and to assist the Company in the pursuit of new real estate opportunities in the future and executive bonuses associated with the disposition of HEC.

      Administrative costs attributable to HPL, which commenced operations in October 2004, were $1,499,000 for the period from January 1, 2005 to the May  11, 2005 date of transfer.
Other Income (Loss)
      The Company reported a gain from the July 2005 disposition of its investment in HE III in the amount of $52,425,000. HE III completed a merger with Chesapeake for $246,500,000, subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After the adjustment and the repayment of debt of HE III, the Company received cash proceeds totaling $54,850,000 in July 2005. In addition, the Company received $799,000 in November 2005 from the final working capital adjustment. The net investment in HE III at the date of sale was $3,693,000.
      On December 15, 2004, HEC completed a merger with Chesapeake Energy Corporation for $292,000,000, subject to reduction for certain transaction costs, title discrepancies and other matters. After the adjustment and the repayment of certain loans and other obligations of HEC, the Company received cash proceeds totaling $55,788,000. The Company reported a gain from sale of investment in HEC of $62,288,000 in 2004. The gain from sale exceeded the proceeds, due to the recording of equity losses from HEC operations which reduced the carrying value of the HEC investment below zero. The Company had recorded a receivable for $500,000 for the anticipated additional amount the Company would receive from the disposition of its HEC investment upon final calculation of HEC’s working capital. In April 2005, the Company received $387,000 as its proportionate share of the working capital. Accordingly, the Company reduced the gain from the disposition of HEC by $113,000 in the 2005 first quarter.
      Interest and other income (expense) was $1,532,000 in 2005, compared to $1,536,000 in 2004 and $(27,000) in 2003. The 2005 decrease was principally due to a decline in income from investments in marketable securities to $185,000 in 2005 from $1,132,000 in 2004, offset by substantially higher interest income on its cash and cash equivalents. The 2004 increase was due to income gains from investments in marketable securities and interest income earned on cash and cash equivalents.
      Amortization of deferred revenue in the amount of $1,007,000 in 2004 and $2,417,000 in 2003 was attributable to the noncompetition agreement associated with the sale of the Company’s investment in Former Hallwood Energy in May 2001. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The original $7,250,000 cash payment was amortized over a three year period which ended in May 2004.
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
      Equity income (loss) from investments in energy affiliates relating to the Company’s proportionate share of income (loss) in the affiliates was comprised of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

HE III	$(8,628)	$(223)	$—
HE II	417	(6)	—
Hallwood Exploration	(165)	(228)	—
HE 4	(124)	—	—
HEC	—	(9,444)	50

Total	$(8,500)	$(9,901)	$50

      The Company recorded its proportionate share of HE III’s 2005 loss, principally attributable to compensation expense in connection with the settlement of profits interests with certain HE III executives, concurrent with the completion of the merger and sale in July 2005.
      In connection with the July 2005 disposition of HE III, HE II sold all of its 835 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The gain from this transaction was included in the Company’s proportionate share of HE II’s income for the year.
      In March 2005, an agreement was entered into with a former officer of the energy affiliates, who was not otherwise affiliated with the Company, to purchase the officer’s four percent profit interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase amount was recorded as compensation expense and the Company recorded its proportionate share, approximately $1,100,000, through equity accounting.
      The Company’s proportionate share of HEC’s 2004 loss was principally attributable to compensation expense in connection with the settlement of stock options concurrent with the completion of the merger and sale in December 2004.
      Interest expense was comprised of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Textile products	$545	$398	$641
Corporate	—	799	995

Total	$545	$1,197	$1,636

      Textile products interest expense principally relates to Brookwood’s Key Bank revolving credit facility. Fluctuations in interest expense year to year were principally due to changes in the average outstanding amounts and increasing interest rates.
      Corporate interest expense in 2004 and 2003 principally related to the Company’s Amended and Restated Credit Agreement, the former Term Loan and Revolving Credit Facility and the 10% Debentures. All corporate level debt was repaid during 2004. Interest expense of $799,000 in 2004 decreased by $196,000, or 20%, due to the repayment of the Amended and Restated Credit Agreement in July 2004 and the redemption of the 10% Debentures in September 2004.
Income Taxes
      Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,

Continuing Operations	2005	2004	2003

Federal
Current	$13,688	$10,390	$(5)
Deferred	3,933	(900)	822

Sub-total	17,621	9,490	817
State
Current	779	1,783	908
Deferred	110	(194)	—

Sub-total	889	1,589	908

Total	$18,510	$11,079	$1,725

	Years Ended December 31,

Discontinued Operations	2005	2004	2003

Federal
Current	$—	$1,207	$73
Deferred	—	5,143	(5,307)

Sub-total	—	6,350	(5,234)
State	—	212	40

Total	$—	$6,562	$(5,194)

      The increased 2005 and 2004 amounts from continuing operations are attributable to significant taxable income, principally related to the gains from the sale of HE III and HEC, respectively. Income tax expense in 2005 includes a limitation on the deductibility of executive compensation.
      The 2004 federal deferred tax expense from discontinued operations of $5,143,000 was principally attributable to the utilization of NOLs, depletion carryovers and tax credits to offset the gain from the sale of HRP. The 2003 federal deferred tax benefit of $5,307,000 was principally attributable to the anticipated utilization of NOLs, depletion carryovers and tax credits that were previously reserved, to offset the increase in fair value of its general partner and limited partner interests in HRP.
      During 2004, the Company utilized all of its available NOLs, depletion carryovers and tax credits to offset taxable income. Accordingly, at December 31, 2005 and 2004, the deferred tax asset is attributable solely to temporary differences, that upon reversal, can be utilized to offset income from operations.
      Although the use of such carryforwards in 2004 to offset taxable income could have been limited if changes in the Company’s stock ownership had created a change of control, as provided in Section 382 of the Internal Revenue Code of 1986, as amended, the Company believes no such changes have occurred.

Discontinued Operations — Real Estate
      A summary of discontinued real estate operations as a result of the sale of its investments in HRP and the termination of the associated management contracts (through the date of sale) is provided below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues
Fees
Related parties	$—	$2,814	$4,838
Other	—	247	238
Equity loss from investments in HRP	—	(2,769)	(436)

	—	292	4,640

Expenses
Administrative expenses	—	877	1,564
Litigation costs	—	50	3,371
Amortization	—	—	560

	—	927	5,495

Loss from operations	—	(635)	(855)
Gain from sale
Gain from sale of investments in HRP	—	52,703	—
Incentive compensation and transaction costs	—	(6,629)	—

	—	46,074	—

Income (loss) before income taxes	—	45,439	(855)
Income taxes
Current federal and state income tax expense	—	1,294	113
Deferred federal income tax expense (benefit)	—	5,143	(5,307)

	—	6,437	(5,194)

Income from discontinued real estate operations	$—	$39,002	$4,339

      Revenues. Fee income of $3,061,000 for 2004 decreased by $2,015,000, or 40%, compared to $5,076,000 for 2003. The decrease was principally due to the sale of HRP in July 2004. The Company’s Hallwood Realty subsidiary was the general partner of HRP and earned an asset management fee and other fees from HRP properties, which amounted to $335,000 for 2004 and $605,000 for 2003. The Company’s HCRE subsidiary was responsible for day-to-day on-site property management at all of HRP’s properties and other properties it managed for third parties, for which HCRE received management fees, leasing commissions and certain other fees, which amounted to $2,479,000 for 2004 and $4,233,000 for 2003.
      The equity loss from investments in HRP represents the Company’s proportionate share of the net loss reported by HRP, adjusted for the elimination of intercompany income. The Company recorded an equity loss of $2,769,000 for 2004, compared to a loss of $436,000 in 2003. The 2004 decrease resulted principally from costs at HRP attributed to expenses associated with the settlement of unit options by HRP executives, employee severance costs, costs associated with the completion of the sale and resolution of litigation matters.
      Expenses. Administrative expenses decreased by $687,000, or 44%, to $877,000 for 2004, compared to $1,564,000 for 2003. The decrease was principally due to the sale of HRP in July 2004.
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
      Amortization expense of $560,000 in 2003 related to Hallwood Realty’s general partner interest in HRP to the extent allocated to management rights, which was amortized over a ten year period and became fully amortized in October 2003.
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
Related Party Transactions
      Hallwood Investments Limited. The Company has entered into a financial consulting contract with HIL, a corporation associated with Mr. Gumbiner. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services. A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Bonus	$5,000	$4,908	$33
Consulting fees	989	928	795
Office space and administrative services	557	324	104

Total	$6,546	$6,160	$932

      A special committee, consisting of independent members of the board of directors, awarded a $5,000,000 bonus to Mr. Gumbiner, in consideration of the significant profits and long-term gains realized by the Company as a result of Mr. Gumbiner’s performance over an extended period. The bonus was paid in July 2005.
      In connection with the sale of HRP in July 2004 and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. The bonuses were paid in September and October 2004, respectively. As these incentive compensation payments related to HRP, the costs were reported within discontinued real estate operations.
      In March 2004 the board of directors awarded HIL a bonus of $33,000 from its HCRE subsidiary which was accrued in 2003.

      In addition, HIL and Mr. Gumbiner perform services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, net profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.
      Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the year ended December 31, 2005, HIL reimbursed the Company $113,000 for such expenses.
      Hallwood Energy. Beginning August 1, 2005, Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the five month period ended December 31, 2005, Hallwood Energy reimbursed the Company $59,000 for such expenses.
      Hallwood Realty Partners, L.P. The Company’s former Hallwood Realty and HCRE real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s properties. The management contracts with HRP were terminated on July 16, 2004 in connection with HRP’s sale to HRPT.
      A summary of the fees earned from HRP prior to the sale to HRPT is detailed below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Property management fees	$—	$1,127	$1,979
Leasing fees	—	866	1,556
Construction supervision fees	—	486	698
Asset management fees	—	335	605

Total	$—	$2,814	$4,838

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
Investments in Energy Affiliates
      On December 31, 2005, the Company had investments in three energy affiliates; HE II, HE 4 and Hallwood Exploration. Investments in other two energy affiliates, HEC and HE III, were sold in December 2004 and July 2005, respectively. Effective December 31, 2005, the remaining private energy affiliates, HE II, HE 4 and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy. The Company owns approximately 26% (22% after consideration of profits interests) of Hallwood Energy.
      The partners’ interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former affiliates, as follows (in thousands):

Entity	Amount

HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624

Total	$40,960

      The following table reflects the results of completed oil and gas investments and status of current oil and gas investments by the Company since 2002. Forward looking information, including information concerning anticipated expenditures and budgeted drilling, is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions. Actual expenditures and activity may vary widely depending on a number of factors, including the availability and cost of drilling rigs, personnel and other services, regulatory requirements, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the section entitled “Business — Competition, Risks and Other Factors”.

			Hallwood Energy

			Delaware	Fort Worth
			Basin	Basin	South	East
Description	HEC	HE III	Texas(a)	Texas(a)	Louisiana(b)	Arkansas(c)	Total

Principal focus	Barnett Shale, Johnson County, Texas	Barnett Shale, Johnson County, Texas	Barnett and Woodford Shale	Barnett Shale	Salt Dome	Fayetteville Shale
Initial funding	1st Quarter 2002	2nd Quarter 2004(d)	3rd Quarter 2004	3rd Quarter 2004	1st Quarter 2004	3rd Quarter 2005
Company investment(e)	$3,581,000(g)	$12,544,000(h)					$40,960,000(i)
Company ownership percentage(j)	28%/22%	28%/24%					26%/22%
Net acres held(e)	15,000	14,000	43,200	1,700	(k)	270,000
Oil and gas wells drilled(e)(f)	44(i)	36(i)		2			2
Producing wells(e)(m)	43	36		2			2
Wells in drilling stage			2	1		1	4
Wells in completing/connecting stage(f)				2			2
Net production (Mcf/day)(e)	20,000	21,000		850			850
Month/year sold	December 2004	July 2005
Sales proceeds to Company	$56,175,000	$55,649,000(h)
Additional partner investment budgeted through December 31, 2006:
Total							$50,000,000
Company share(n)							$13,200,000
Budget through December 31, 2006:
Number of wells to be drilled(f)			8	12	6	39	65
Capital expenditures			$75,700,000	$34,700,000	$19,800,000	$206,800,00	$337,000,000

a)	Formerly part of HE II

b)	Formerly part of Hallwood Exploration

c)	Formerly part of HE 4

d)	Date that HE III was separated from HEC.

e)	Information is as of the date of the sale for each of HEC and HE III and as of March 1, 2006 for the other properties. For East Arkansas excludes in excess of 230,000 acres, which were under contract to be acquired, but for which title work has not been completed, some of which management believes will not ultimately be acquired. Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

f)	Represents the total gross number of wells in which Hallwood Energy holds a working interest.

g)	Excludes the sale to HE III of gas properties in June 2004 at its carrying value of $1,232,000 and a distribution to the partners of HEC of an interest in a saltwater disposal well at its carrying value of $1,250,000 in connection with the sale of HEC in December 2004, and recontributed to HE III.

h)	Includes $1,995,000 of debt, and $1,250,000, representing the saltwater disposal well which was distributed to shareholders of HEC and contributed to HE III and excludes $889,000 of pipe inventory distributed to the Company by HE III in connection with the sale of HE III in July 2005 and recontributed to HE II.

i)	Includes $889,000 of pipe inventory distributed to the Company by HE III in connection with the HE III sale in July 2005, and recontributed to HE II.

j)	Before and after consideration of profits interests held by management.

k)	Hallwood Energy holds options to acquire leases on approximately 36,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

l)	Consists of 13 horizontal wells and 31 vertical wells for HEC, and 31 horizontal wells and 5 vertical wells for HE III.

m)	Includes only wells drilled to total depth and includes wells in the process of completion.

n)	Represents the Company’s proportionate share of capital contributions currently budgeted by the Hallwood Energy. These budgets are subject to change, which would affect the Company’s anticipated contribution. In addition, subject to conditions at the time of any contribution, the Company may elect to contribute more or less than its proportionate share.
      Hallwood Energy Corporation. The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss) and stockholders’ equity transactions. The Company invested $3,500,000 in HEC during 2002, $1,997,000 in 2003, and $566,000 in 2004.
      In December 2004, HEC completed a merger and sale with Chesapeake Energy Corporation (“Chesapeake”), under which Chesapeake acquired HEC. In exchange for its interest in HEC, the Company received a cash payment of $53,793,000 in December 2004, an additional amount of $387,000 in April 2005 from the settlement of HEC’s working capital. The Company also received its proportionate share of the HE III debt in the amount of $1,995,000, which it contributed to HE III as an additional capital contribution and its proportionate interest in Hallwood SWD, Inc., the former HEC subsidiary that owned the Worthington saltwater disposal well, with a carrying value of approximately $1,250,000, which it contributed to HE III as an additional capital contribution.
      Hallwood Energy III, L.P. The Company investment was approximately 28% (24% after consideration of profit interests) of HE III. The Company accounted for this investment using the equity method of accounting and recorded its pro rata share of HE III’s net income (loss) and partner capital transactions.
      In 2004, the Company invested $4,705,000 in HE III. In March 2005, the Company invested an additional $4,251,000. In June 2004, HE III acquired from HEC approximately 15,000 net acres of undeveloped leasehold, three proven developed non-producing natural gas properties, a limited amount of gas transmission line and various other assets. During July 2004, HE III entered into an agreement with Chesapeake, which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 44% interest in its lease holdings to Chesapeake, which in turn assigned a 56% interest in its lease holdings to HE III. Under the joint operating agreement between the two entities, HE III had been designated as operator.
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
      In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable at December 31, 2005 in the amount of $470,000 for the settlement of a working capital adjustment with Hallwood Petroleum. The receivable will be contributed to Hallwood Energy in 2006 as an additional capital investment.
      Hallwood Energy II, L.P. At December 31, 2005, prior to the energy consolidation, the Company owned approximately 24% (20% after consideration of profit interests) of HE II. In September 2004, the Company invested $2,430,000 in HE II, which was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In calendar year 2005, the Company invested an additional $10,691,000.
      In connection with the July 2005 disposition of HE III, the Company received a deemed distribution of its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was then deemed contributed to HE II as an additional capital investment. In July 2005, HE II sold all of its 835 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000.
      Hallwood Exploration, L.P. At December 31, 2005, prior to the energy consolidation, the Company investment was approximately 20% (17% after consideration of profit interests) of Hallwood Exploration. In 2004, the Company invested $1,318,000 in Hallwood Exploration. In calendar year 2005, the Company invested an additional $3,244,000.
      Hallwood Energy 4, L.P. HE 4 was formed in the 2005 third quarter. In September and December 2005, the Company invested $9,193,000 and $13,130,000 in HE 4, respectively. As of December 31, 2005, prior to the energy consolidation, the Company had a 26% (21% after consideration of profit interests) limited partner interest in HE 4.
      Hallwood Energy, L.P. Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. The company investment is approximately 26% (22% after consideration of profit interests) of Hallwood Energy. Hallwood Energy’s management has classified its energy investments into four identifiable areas: Delaware Basin, Texas; Fort Worth Basin, Texas; South Louisiana and East Arkansas.
      In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.
      In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and has drawn $40,000,000 as of March 1, 2006, principally to acquire oil and gas leases and fund exploration and drilling activities. It is anticipated that the facility will be fully drawn by June 2006. The loan facility matures in three years and bears interest at a variable rate of Libor + 8.75%.
      Hallwood Energy currently anticipates making a request for additional capital contributions in the amount of $50,000,000 from its partners during 2006. The Company’s share of the additional contributions would be approximately $13,200,000.

      A description of activities in each area is provided below:

Delaware Basin, Texas
      The primary objective formations are the Barnett Shale, which appears to range in depth from 12,300 to 16,500 feet and to have a thickness of 800 to 1,000 feet; and the Woodford Shale, which appears to range in depth from 13,100 to 17,500 feet and to have a thickness of 200 to 600 feet, both in Reeves and Culberson counties.
      Hallwood Energy commenced drilling activities in the 2006 first quarter. Hallwood Energy has three drilling rigs under contract for at least one year, of which two rigs will be used in the Delaware Basin and one rig will be used in the Fort Worth Basin. Hallwood Energy anticipates that it will drill four test wells to depths from 12,300 to 16,500 in Reeves and Culberson counties. Thereafter, drilling and development plans will be determined based on the results of these initial wells.

Fort Worth Basin, Texas
      Hallwood Energy has leased one drilling rig for this field in Parker and Tarrant counties. The primary objective formation is the Barnett Shale, which appears to have a range in depth from 5,000 to 7,000 feet and to have a thickness of 200 to 400 feet. Drilling activities commenced in the 2005 fourth quarter. The first well was completed and production commenced in January 2006. A second well was drilled prior to March 1, 2006 and two additional test wells are anticipated to be drilled to depths from 4,500 to 6,500 feet in the 2006 first and second quarter. Thereafter, drilling and development plans will be determined based on the results of these initial wells.

South Louisiana
      Hallwood Energy holds options to acquire leases over approximately 36,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that have been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy is actively seeking a rig for a multiple well drilling program, which will include both flank prospects and adjacent structure prospects. Subject to equipment and personnel availability, Hallwood Energy anticipates drilling six prospects during 2006, of which three are shallower crestal wells expected to be drilled beginning in the third quarter. Thereafter, drilling and development plans will be determined based on the results of these initial wells.

East Arkansas
      The primary objective formation is the Fayetteville Shale, which appears to range in depth from approximately 2,700 to 7,400 feet and to have a thickness of 300 to 700 feet.
      Hallwood Energy commenced drilling activities in the 2006 first quarter with one rig under contract. In the first and second quarters of 2006, it anticipates drilling eleven test wells to depths up to 6,000 to 7,000 feet and to have three rigs operating by December 2006. Thereafter, drilling and development plans will be determined based on the results of these initial wells. Hallwood Energy is currently negotiating for access to drilling rigs for these wells. Its ability to adhere to this schedule will depend to a significant extent on the availability of drilling rigs and other services. Because of the significant industry interest in this area, rigs and services are in extremely high demand.
      Hallwood Petroleum, LLC. The Company’s HPL subsidiary commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. Ownership of HPL was acquired for nominal consideration by Hallwood Energy in connection with the December 31, 2005 consolidation.
Liquidity and Capital Resources
      General. The Company’s cash position decreased by $54,901,000 during 2005 to $16,648,000 as of December 31, 2005. The principal sources of cash in 2005 were $55,648,000 from the sale of HE III and $2,207,000 from the exercise of stock options. The principal uses of cash in 2005 were $66,113,000 for cash dividends, $2,324,000 for repayment of bank borrowings and other loans, $40,556,000 for investments in energy affiliates, $2,726,000 for investments in property, plant and equipment and $1,483,000 used in operations.
      Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities had a maturity of January 2007. At December 31, 2005, Brookwood had $16,000,000 of unused borrowing capacity on its revolving line of credit facility and $2,188,000 on its equipment credit facility. In the years ended December 31, 2005, 2004 and 2003, Brookwood made payments to the Company of $4,552,000, $5,373,000 and $1,987,000, respectively, under its tax sharing agreement. In addition, Brookwood paid cash dividends of $8,000,000, $3,000,000 and $600,000 in 2005, 2004 and 2003, respectively. In March 2006, Brookwood made tax sharing and dividend payments of $98,000 and $2,000,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants. Brookwood was in compliance with its loan covenants as of December 31, 2005 and for all interim periods in 2005. There were no significant additional capital requirements as of December 31, 2005.
      The Key Bank facilities, which had a maturity of January 2007, were renewed in March 2006 for a period of three years with a new maturity date of January 30, 2010. The facility amounts were unchanged, however the interest rate on the revolving line of credit facility was reduced.
      Energy. Since December 31, 2004, the Company has invested a total of $43,230,000 in its various energy affiliates, including $2,721,000 that was paid in January 2006. Hallwood Energy anticipates that substantial additional debt or equity funding will be required over the next few years to complete budgeted property acquisition, exploration and development activities. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and has drawn $40,000,000 as of March 1, 2006. It is anticipated that the facility will be fully drawn by June 2006. In addition, Hallwood Energy currently anticipates making a request for additional capital contributions in the amount of $50,000,000 from its partners during 2006. If this request is made in this amount, then the Company will be required to fund approximately $13,200,000 to maintain its proportionate interest in Hallwood Energy. The Company believes that a contribution in this amount can be made from existing cash and cash flow from operations.
      However, the timing and amount of any additional capital contributions for Hallwood Energy are uncertain. Hallwood Energy may determine that greater or lesser equity funding is required during 2006 and may determine to seek funding from sources other than existing investors. If Hallwood Energy requests greater equity funding from its current investors, then the Company would be required either to obtain additional funds from operations or from additional debt or equity funding of the Company, or to subscribe to less than its proportionate share of Hallwood Energy’s available equity. In addition, if other investors in Hallwood Energy do not elect to fund their proportionate share of any additional funding, the Company may wish to fund more than its proportionate amount, if it has funds available to do so. Additional capital requirements after 2006 may be required. The actual level of Hallwood Energy’s capital requirements during 2006 and thereafter, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties.

      Future liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position and its anticipated cash flow from continuing operations, the Company believes it has sufficient funds to meet its liquidity needs, although future capital requirements by Hallwood Energy may impact its liquidity.
Financial Covenants
      The principal ratios, required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility as of December 31, 2005 and the end of the interim quarters are provided below:

		Quarters Ended in 2005

Description	Requirement	December 31,	September 30,	June 30,	March 31,

Total debt to tangible net worth	must be less than 1.50	0.65	0.69	0.83	0.97
Net income	must exceed $1	Yes	Yes	Yes	Yes
      Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility as of December 31, 2005 and for all interim periods during 2005.
Contractual Obligations and Commercial Commitments
      The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2005 (in thousands):

	Payments Due During the Years Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

Contractual Obligations
Long term debt	$352	$280	$152	$28	$6,000	—	$6,812
Operating leases	942	510	483	195	195	—	2,325

Total	$1,294	$790	$635	$223	$6,195	—	$9,137

      Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt at their maturity dates and a renewal of the revolving credit facilities at their loan balances as of December 31, 2005, are $422,000, $399,000, $385,000, $377,000 and $376,000, for the years ending December 31, 2006 through December 31, 2010, respectively.

	Amount of Commitment Expiration
	During the Years Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

Commercial Commitments
Employment contracts	$50	—	—	—	—	—	$50

      As further discussed in Note 5 to the accompanying consolidated financial statements, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $28,308,000 at December 31, 2005). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
Special Purpose Entities
      The Company has, in certain situations, created Special Purpose Entities (“SPE”). These SPEs were formed to hold title to specific assets and accomplish various objectives. In 1998, the Company formed several SPEs to complete a consolidation of its real estate assets into a new structure to facilitate possible financing opportunities. In other situations, SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPE’s. In all cases and since their various formation dates, these wholly owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of the Company.
New Accounting Pronouncements
      In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 addresses the recording and reporting of asset retirement obligations, if removal of materials such as asbestos insulation, lead paint PCBs, or other materials covered by environmental regulations, is required. The adoption of FIN 47 did not have any significant effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The adoption of SFAS No. 153 on January 1, 2006 did not have any significant impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. The Company adopted SFAS No. 123(R) effective January 1, 2006. There were no unvested options or options available for grant under the 1995 Stock Option Plan, which expired on June 27, 2005. Accordingly, the adoption of SFAS No. 123(R) did not have any significant impact on the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June  15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. The adoption of SFAS No. 151 on January 1, 2006 did not have any significant impact on the Company’s consolidated financial statements.

Inflation
      Inflation did not have a significant impact on the Company in the three years ended December 31, 2005, and is not anticipated to have a material impact in 2006.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company has no foreign operations, and it does not enter into financial instrument transactions for trading or other speculative purposes.
      The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company’s fixed rate and variable rate debt at December 31, 2005 (in thousands):

	Expected Maturities as of Years Ending December 31,
							Fair
Debt Classification	2006	2007	2008	2009	2010	Total	Value

Fixed Rate	$67	$70	$55	$—	$—	$192	$188
Average Interest Rate	5.60%	5.60%	5.60%
Variable Rate	$285	$210	$97	$28	$6,000	$6,620	$6,649
Average Interest Rate	6.38%	6.33%	6.29%	6.27%	6.27%
      There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause a loss in income and cash flows of approximately $66,000 during 2006, assuming that outstanding debt remained at current levels.
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
      Disclosure Controls and Procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Annual Report, are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Commission’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
      In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received further written communications from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In March 2005 and 2006, the Company received communications from their independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. Brookwood is currently implementing a new order processing and inventory control system and updating its general ledger system, which will integrate various accounting processes. The new systems will further aid in accelerating and automating the financial closing process. In addition, Brookwood has updated its recordkeeping related to its subsidiary stock option plan.
      Internal Controls. Other than the improvements noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders ( the “Proxy Statement”) under the heading “Election of Directors”, and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005. Additional information concerning the executive officers of the Company is included under “Item 1. Business — Executive Officers of the Company”.

Item 11.	Executive Compensation
      Information with respect to executive compensation is contained in the Proxy Statement under the headings “Executive Compensation”, “Compensation of Directors” and “Certain Relationships and Related Transactions”, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table provides information as of December 31, 2005 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the 1995 Stock Option Plan, as amended:

Equity Compensation Plan Information

	Number of Securities to		Number of Securities Available
	be Issued Upon	Weighted-Average	for Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensations Plans,
	Options, Warrants and	Outstanding Options,	Excluding Securities Reflected
Plan Category	Rights(1)	Warrants and Rights	in First Column(2)

Equity compensation plans approved by stockholders	19,125	$15.10	—
Equity compensation plans not approved by stockholders	—	—	—

Total	19,125	$15.10	—

(1)	The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Board of Directors in its discretion may make adjustments, as appropriate, in connection with any transaction.

(2)	The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected; however, no new options can be issued.
      Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference. Information regarding equity compensation plans are contained in the Proxy Statement under the heading “Executive Compensation”.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is contained in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions”, and such information is incorporated herein by reference.

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

1. Financial Statements.

Included in Part II, Item 8. of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2005 and 2004

Consolidated Statements of Operations, Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income, Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows, Years ended December 31, 2005, 2004 and 2003

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
      Financial Statements of Hallwood Energy, L.P. and Subsidiaries —

Consolidated Financial Statements for the Years Ended December 31, 2005 and 2004 (Unaudited) and Report of Independent Registered Public Accounting Firm
      3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.
3.2		—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.
3.3		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.
*10	.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.
10.2		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.
*10	.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly- compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.
*10	.5	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.
*10	.6	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.
*10	.7	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.
10.8		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $1,000,000.00, dated as of September 29, 2000, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 9.37%, due September 29, 2005, is incorporated herein by reference to exhibit 10.19 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.
10.9		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.
10.10		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.
10.11		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.
*10	.12	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.
*10	.13	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.
*10	.14	—	Amended 1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated by reference to Annex B of the Company’s Proxy Statement, as filed on April 18, 2001, File No. 1-8303.
*10	.15	—	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.
*10	.16	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

*10	.17	—	Brookwood Companies Incorporated Stock Option Plan, dated June 12, 1989, as amended April 5, 1993 and May 3, 1999, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.
*10	.18	—	Form of Stock Option Agreement to The Brookwood Companies Incorporated Stock Option Plan, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.
10.19		—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.
*10	.20	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.
10.21		—	Limited Partnership Agreement of Hallwood Energy 4, L.P., a Delaware Limited Partnership, dated as of August 23, 2005; Memorandum of Amendment Changing the Name of Hallwood Energy 4, L.P. to Hallwood Energy, L.P., effective immediately before midnight on December 31, 2005; and Amendment to Limited Partnership Agreement of Hallwood Energy, L.P. dated as of December 31, 2005, filed herewith.
10.22		—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, filed herewith.
21		—	Active subsidiaries of the Registrant as of February 28, 2006, filed herewith.
23.1		—	Independent Registered Public Accounting Firm’s Consent, dated April 11, 2006, filed herewith.
31.1		—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Melvin J. Melle

Melvin J. Melle
Vice President — Finance
(Principal Financial and Accounting Officer)
Dated: April 11, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 11th day of April 2006.

/s/ Melvin J. Melle (Melvin J. Melle)	Vice President — Finance (Principal Financial and Accounting Officer)

/s/ Anthony J. Gumbiner (Anthony J. Gumbiner)	Director and Chairman of the Board (Principal Executive Officer)

/s/ Charles A. Crocco, Jr. (Charles A. Crocco, Jr.)	Director

/s/ A. Peter Landolfo (A. Peter Landolfo)	Director

/s/ M. Garrett Smith (M. Garrett Smith)	Director

/s/ J. Thomas Talbot (J. Thomas Talbot)	Director

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Independent Registered Public Accounting Firm	40

Financial Statements:

Consolidated Balance Sheets, December 31, 2005 and 2004	41

Consolidated Statements of Operations, Years Ended December 31, 2005, 2004 and 2003	42

Consolidated Statements of Comprehensive Income, Years ended December 31, 2005, 2004 and 2003	43

Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2003, 2004 and 2005	44

Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003	45

Notes to Consolidated Financial Statements	46

Independent Registered Public Accounting Firm’s Report on Schedules	77

Schedules:

I Condensed Financial Information of Registrant (Parent Company)	78

II Valuation and Qualifying Accounts and Reserves	85

All other schedules are omitted since the required information is not applicable or is included in the financial statements or related notes

Financial Statements of Hallwood Energy, L.P. and Subsidiaries —

Consolidated Financial Statements for the Years Ended December 31, 2005 and 2004 (Unaudited) and Report of Independent Registered Public Accounting Firm	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Directors of
The Hallwood Group Incorporated
      We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Deloitte & Touche LLP
Dallas, Texas
April 11, 2006

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$16,648	$71,549
Accounts receivable
Trade and other	18,987	25,340
Related parties	616	165
Inventories	16,879	23,581
Prepaid income taxes	1,322	—
Deferred income tax	1,029	2,213
Prepaids, deposits and other assets	831	1,314
Marketable securities — trading	—	6,100
Restricted cash — related parties	—	218

	56,312	130,480
Noncurrent Assets
Investments in energy affiliates	40,854	12,491
Property, plant and equipment, net	11,358	11,070
Other assets	277	503
Deferred income tax	—	2,444

	52,489	26,508
Discontinued Operations
Real estate	—	329

Total Assets	$108,801	$157,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,274	$15,095
Accrued expenses and other current liabilities	4,848	5,722
Current portion of loans payable	352	347
Income taxes payable	9	1,167
Related party payables	—	490

	12,483	22,821
Noncurrent Liabilities
Long term portion of loans payable	6,460	8,789
Redeemable preferred stock	1,000	1,000
Deferred income tax	415	—

	7,875	9,789
Discontinued Operations
Real estate	—	166

Total Liabilities	20,358	32,776
Contingencies and Commitments
Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,103 shares at both dates; outstanding 1,511,218 and 1,326,343 shares, respectively	240	240
Additional paid-in capital	56,258	54,792
Retained earnings	45,126	85,443
Treasury stock, 884,885 and 1,069,760 shares, respectively; at cost	(13,181)	(15,934)

Total Stockholders’ Equity	88,443	124,541

Total Liabilities and Stockholders’ Equity	$108,801	$157,317

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Revenues
Textile products sales	$133,108	$136,276	$104,720
Administrative fees from energy affiliates	1,499	1,004	—

	134,607	137,280	104,720
Expenses
Textile products cost of sales	105,299	102,772	83,262
Administrative and selling expenses	29,255	22,837	16,883

	134,554	125,609	100,145

Operating income	53	11,671	4,575
Other Income (Loss)
Gain (loss) from disposition of investments in energy affiliates
HE III	52,425	—	—
HEC	(113)	62,288	—
Equity income (loss) from investments in energy affiliates	(8,500)	(9,901)	50
Interest and other income (expense)	1,532	1,536	(27)
Interest expense	(545)	(1,197)	(1,636)
Amortization of deferred revenue — noncompetition agreement	—	1,007	2,417
Separation Agreement income	—	375	—

	44,799	54,108	804

Income from continuing operations before income tax	44,852	65,779	5,379
Income tax expense	18,510	11,079	1,725

Income from continuing operations	26,342	54,700	3,654
Income (loss) from discontinued operations, net of tax
Real estate	—	39,002	4,339
Hotels	—	783	(568)

	—	39,785	3,771

Net Income	26,342	94,485	7,425
Cash dividend on redeemable preferred stock	—	—	(50)

Net Income Available to Common Stockholders	$26,342	$94,485	$7,375

Per Common Share
Basic
Income from continuing operations after preferred dividend	$18.22	$41.24	$2.68
Income from discontinued operations	—	30.00	2.79

Net income available to common stockholders	$18.22	$71.24	$5.47

Assuming Dilution
Income from continuing operations after preferred dividend	$17.47	$36.79	$2.59
Income from discontinued operations	—	26.76	2.71

Net income available to common stockholders	$17.47	$63.55	$5.30

Weighted Average Shares Outstanding
Basic	1,446	1,326	1,347

Assuming Dilution	1,508	1,487	1,390

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Net Income	$26,342	$94,485	$7,425
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income from equity investments:
Sale of real estate investments	—	(105)	—
Amortization of interest rate swap	—	(30)	(56)

	—	(135)	(56)

Comprehensive Income	$26,342	$94,350	$7,369

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2004 and 2005
(Amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other	Treasury Stock		Total
			Paid-In	Earnings	Comprehensive			Stockholders’
	Shares	Par Value	Capital	(Deficit)	Income	Shares	Cost	Equity

Balance, January 1, 2003	2,396	$240	$54,452	$(16,417)	$191	1,035	$(15,330)	$23,136
Net income				7,425				7,425
Purchase of treasury stock						35	(604)	(604)
Pro rata share of partners’ capital transactions from equity investments:
Exercise of stock options			(22)					(22)
Amortization of interest rate swap					(56)			(56)
Cash dividend on preferred stock				(50)				(50)

Balance, December 31, 2003	2,396	240	54,430	(9,042)	135	1,070	(15,934)	29,829
Net income				94,485				94,485
Pro rata share of partners’ capital transactions from equity investments:
Sale of real estate investments			362		(105)			257
Amortization of interest rate swap					(30)			(30)

Balance, December 31, 2004	2,396	240	54,792	85,443	—	1,070	(15,934)	124,541
Net income				26,342				26,342
Cash dividends on common stock				(66,113)				(66,113)
Reissuance of treasury shares from exercise of stock options and related income tax effect			1,466	(546)		(185)	2,753	3,673

Balance, December 31, 2005	2,396	$240	$56,258	$45,126	$—	885	$(13,181)	$88,443

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,342	$94,485	$7,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from sale of investment in HE III	(52,425)	—	—
Equity (income) loss from investments in energy affiliates	8,500	9,901	(50)
Proceeds from sale of (investments in) marketable securities	6,051	(5,000)	—
Depreciation and amortization	1,850	1,870	2,175
Deferred tax expense (benefit)	4,043	(1,094)	822
Gain from sale of investment in HEC	113	(62,288)	—
(Income) loss from investments in marketable securities	49	(944)	—
Payment to exercise option of Separation Agreement	—	(3,000)	—
Amortization of deferred revenue — noncompetition agreement	—	(1,007)	(2,417)
Gain from extinguishment of Separation Agreement	—	(375)	—
Amortization of deferred gain from debenture exchange	—	(101)	(56)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(7,237)	4,903	1,101
(Increase) decrease in inventories	6,702	(2,359)	(2,337)
(Increase) decrease in accounts receivable	6,372	(6,899)	(2,695)
Increase (decrease) in income taxes payable/receivable	(1,014)	—	—
Increase (decrease) in accrued expenses and other current liabilities	(874)	3,460	1,716
Increase (decrease) in other assets and liabilities	(118)	(1,039)	602
Discontinued operations:
Net change in other assets and liabilities	163	190	890
Gain from sale of investments in HRP, net	—	(46,074)	—
Deferred tax expense (benefit)	—	5,143	(5,307)
Equity loss from investments in HRP	—	2,769	436
Payment of litigation judgment to HRP	—	(1,877)	—
Gain from extinguishment of hotel debt	—	(1,598)	—
Increase in accrued litigation expense to HRP		50	—

Net cash provided by (used in) operating activities	(1,483)	(10,884)	2,305
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment in HE III	55,648	—	—
Proceeds from sale of investment in HEC	387	55,788	—
Investment in energy affiliates	(40,556)	(11,032)	(1,997)
Investments in property, plant and equipment, net	(2,726)	(3,361)	(1,561)
Discontinued operations:
Proceeds from sale of investments in HRP, net of transaction costs	59	59,488	—
Investments in hotel	—	(65)	(13)
Investment in HRP partnership interests	—	—	(3,037)

Net cash provided by (used in) investing activities	12,812	100,818	(6,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common stock	(66,113)	—	—
Proceeds from exercise of stock options	2,207	—	—
Proceeds from (repayment of) revolving credit facilities, net	(1,977)	(7,023)	3,500
Repayment of other loans and capital lease obligations	(347)	(14,742)	(2,413)
Proceeds from loans	—	6,963	5,472
Redemption of 10% Debentures	—	(6,468)	—
Purchase of common stock for treasury	—	—	(604)
Deferred loan costs	—	—	(94)
Cash dividend on preferred stock	—	—	(50)

Net cash provided by (used in) financing activities	(66,230)	(21,270)	5,811

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,901)	68,664	1,508
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	71,549	2,885	1,377

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,648	$71,549	$2,885

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies
      Continuing Operations. The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation, is a holding company that currently operates in the textile products and energy business segments. The Company’s former real estate and hotel business segments have been reported as discontinued operations.
      Textile Products. Textile products operations are conducted through the Company’s wholly owned Brookwood Companies Incorporated (“Brookwood”) subsidiary. Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.
      Energy. Since January 2002, the Company has invested over $59,700,000 in various energy affiliates, of which $6,063,000 related to Hallwood Energy Corporation (“HEC”), which was sold in December 2004 and $10,951,000 related to Hallwood Energy III (“HE III”), which was sold in July 2005. Following the sale of HEC and HE III, the remaining affiliates were Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration L.P. (“Hallwood Exploration”). The Company owned between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). Through 2005, these private companies were or have been principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Johnson County, Texas and surrounding counties and the Barnett Shale and Woodford Shale formations in West Texas, conducting 3-D seismic surveys over optioned land covering a salt dome in South Louisiana to determine how best to proceed with exploratory activity and acquiring oil and gas leases in the Fayetteville Shale formation of East Arkansas.
      Effective December 31, 2005, the remaining private energy affiliates, HE II, HE 4 and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates. The Company owns approximately 26% (22% after consideration of profits interests) of Hallwood Energy.
      Discontinued Operations. The Company’s real estate activities were conducted primarily through the Company’s wholly owned subsidiaries. Hallwood Realty, LLC (“Hallwood Realty”) served as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a former publicly traded master limited partnership. Hallwood Commercial Real Estate, LLC (“HCRE”) served as property manager. Revenues were generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.
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
      In December 2000, the Company decided to dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord. In connection with the lease

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. As of December 31, 2004, the Company had no further operations associated with the hotel segment.
      Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its continuing and discontinued subsidiaries:

Continuing subsidiaries:
Brookwood Companies Incorporated and subsidiaries
Brock Suite Hotels, Inc. (inactive)
HSC Securities Corporation (inactive)

Discontinued subsidiaries:
Brock Suite Greenville, Inc. (until October 2004)
Brock Suite Huntsville, Inc. (until December 2005)
Brock Suite Tulsa, Inc. (until October 2004)
HCRE California, Inc. (until October 2005)
HWG, LLC (until December 2005)
HWG 95 Advisors, Inc. (until September 2004)
HWG 98 Advisors, Inc (until September 2004)
HWG Holding One, Inc. (until December 2005)
HWG Holding Two, Inc. (until December 2005)
HWG Realty Investors, LLC (until October 2004)
Hallwood Commercial Real Estate, LLC (until October 2005)
Hallwood Investment Company (until December 2005)
Hallwood Petroleum, LLC (from October 2004 to May 2005)
Hallwood Realty, LLC (until October 2005)
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carrying Value of Investments
      Investments are recorded at fair value determined as of the date acquired. Thereafter, for less than 50% owned investments, equity accounting is utilized where the Company exercises significant influence over the investee’s operating and financial policies.

Impairment
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of stock-based compensation, including options. The Company has elected, as provided by SFAS No. 123, not to recognize employee stock-based compensation expense as calculated under SFAS No. 123, but has recognized such expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As all of the Company’s options were fully vested prior to December 21, 2002, there was no difference between the historical operations and pro forma operations for each of the three years ended December 31, 2005 had the expense provisions of SFAS No. 123 been adopted.

Research and Development Costs
      Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were approximately $335,000 in 2005 and were not significant in 2004 and 2003.

Other Comprehensive Income
      Other comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income and reflected as a component of stockholders’ equity. The Company records a pro rata share of comprehensive income items reported by its investments accounted for using the equity method of accounting.

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
      HRP had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative were recognized in other comprehensive income until the hedged item was recognized in earnings. Hedge effectiveness was measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, were recognized immediately in current earnings.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Common Share Calculations
      Basic income per share was computed by dividing net income available to common stockholders by the weighted average shares outstanding. Income per common share assuming dilution was computed by dividing net income available to common stockholders by the weighted average of shares and potential shares outstanding. Stock options are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the “treasury stock method”.

Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to the classification used in the current year.

New Accounting Pronouncements
      In March 2005, the FASB issued Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 addresses the recording and reporting of asset retirement obligations, if removal of materials such as asbestos insulation, lead paint PCBs, or other materials covered by environmental regulations, is required. The adoption of FIN 47 did not have any significant effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The adoption of SFAS No. 153 on January 1, 2006 did not have any significant impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees. The Company adopted SFAS No. 123(R) effective January 1, 2006. There were no unvested options or options available for grant under the 1995 Stock Option Plan, which expired on June 27, 2005. Accordingly, the adoption of SFAS No. 123(R) did not have any significant impact on the Company’s consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, Chapter 4, items such as idle facility expense, excessive spoilage, double freight and re-handling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of issuance of this Statement. Retroactive application is not permitted. The adoption of SFAS No. 151 on January 1, 2006 did not have any significant impact on the Company’s consolidated financial statements.

Note 2 —	Cash and Cash Equivalents
      Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	December 31,

	2005	2004

Cash	$395	$457
Cash equivalents	16,253	71,092

Total	$16,648	$71,549

      Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), government securities and interest-bearing demand deposits.

Note 3 —	Inventories
      Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,

	2005	2004

Raw materials	$6,257	$8,353
Work in progress	5,103	6,883
Finished goods	6,093	9,446

	17,453	24,682
Less: Obsolescence reserve	(574)	(1,101)

Total	$16,879	$23,581

Note 4 —	Property, Plant and Equipment
      Property, plant and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Machinery and equipment	$17,061	$15,743
Buildings and improvements	5,082	4,935
Office furniture and equipment	3,337	4,672
Construction in progress	2,155	1,338
Land	594	391
Leasehold improvements	401	449

	28,630	27,528
Less: Accumulated depreciation	(17,272)	(16,458)

Total	$11,358	$11,070

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Operations of Brookwood Companies Incorporated
      Receivables. Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission of 0.7% and the factor’s prior approval. Commissions paid to factors were approximately $670,000, $615,000 and $479,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Factor receivables were $14,503,000 and $19,818,000 at December 31, 2005 and 2004, which were net of an allowance for doubtful accounts of $102,000 and $94,000, respectively.
      Trade receivables were $4,204,000 and $5,352,000 at December 31, 2005 and 2004, which were net of an allowance for doubtful accounts of $64,000 and $253,000, respectively.
      Sales Concentration. Brookwood had one customer that accounted for more than 10% of its net sales in each of the three years ended December 31, 2005. Its relationship with the customer, Tennier Industries, Inc. (“Tennier”), is ongoing and Brookwood expects to maintain comparable sales volumes with Tennier in 2006. Sales to Tennier were $56,833,000, $53,149,000 and $30,724,000 in 2005, 2004 and 2003, respectively, which represented 43%, 39% and 29% of Brookwood’s net sales.
      Military sales, including sales to Tennier, have comprised an increasing portion of Brookwood’s total sales and a greater share of gross profit. Military sales accounted for $72,456,000, $75,899,000 and $45,997,000 in 2005, 2004 and 2003, respectively, which represented 54%, 56% and 44% of its sales.
      Stockholders’ Equity. The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2005, cumulative dividends in arrears on the preferred stock amounted to approximately $14,808,000.
      Brookwood has a subsidiary stock option plan. The total number of Brookwood’s, $0.01 par value, shares of common stock that could have been purchased under the Brookwood stock option the plan could not exceed 2,500,000 in the aggregate. The exercise price was the fair market value determined by Brookwood’s board of directors on the date of the grant. At December 31, 2005 there were 287,500 fully vested options outstanding, all with an exercise price of $0.10 per share.
      2005 Long-Term Incentive Plan for Brookwood. On December 16, 2005, the outside directors of the board of directors of the Company approved The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The incentive plan is subject to the approval of the holders of a majority of shares of the Company’s common stock present in person or represented by proxy at the annual shareholders’ meeting and entitled to vote on the incentive plan, and the board of directors has directed that it be submitted to the stockholders for approval at the annual meeting of stockholders scheduled for May 10, 2006. Pursuant to the incentive plan, the directors of Brookwood and key long-term employees, including officers of Brookwood and its subsidiaries, are eligible to receive awards of units that may result in the payment of cash to the participant upon the occurrence of certain events, including a merger, sale of substantially all of the assets to other than management or a change of control of Brookwood. The Brookwood stock option plan was terminated concurrently with the adoption of the incentive plan and any options held pursuant to the Brookwood stock option plan will be cancelled upon shareholder approval of the 2005 Long-Term Incentive Plan for Brookwood.
      The terms of the incentive plan provide for individual awards to eligible participants. In the event of a change of control transaction, as defined, a total award amount would be payable to the participants equal to 15% of the amount by which the net fair market value of all consideration received by the Company as a result of the change of control transaction exceeds the sum of the liquidation preference plus accrued but unpaid

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dividends on the Brookwood preferred stock (approximately $28,308,000 at December 31, 2005). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. The incentive plan also provides that, if certain members of senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 6 —	Investment in Energy Affiliates
      Investments in energy affiliates as of the balance sheet dates were as follows (in thousands):

Hallwood Energy, L.P (formerly HE 4)

	December 31, 2005		Amount at Which		Equity Income (Loss)
			Carried at		for the Years Ended
		Cost or	December 31,		December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2005	2004	2005	2004	2003

Hallwood Energy, L.P.
— Limited partner interest	n/a	$40,954	$40,848	—	—	—	—
— General partner interest	n/a	6	6	—	—	—	—

		$40,960	$40,854	—	—	—	—

      Effective December 31, 2005, the remaining private energy affiliates, HE II, HE 4 and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The Company owns approximately 26% (22% after consideration of profit interests) of Hallwood Energy.
      In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.
      The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, as follows (in thousands):

Entity	Amount

HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624

Total	$40,960

      In addition, the accumulated equity income (loss) associated with the investments in the remaining affiliates at the consolidation date, in the amount of $106,000, were transferred to Hallwood Energy.
      Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. Hallwood Energy’s management has classified its energy investments into four identifiable areas: Delaware Basin, Texas; Fort Worth Basin, Texas; South Louisiana and East Arkansas.
      Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth summarized financial data of Hallwood Energy as of and for the year ended December 31, 2005 (in thousands):

Amount

Balance Sheet Data
Oil and gas properties, net	$61,657
Total assets	164,340
Total liabilities	7,858
Partners’ capital	156,482
Statement of Operations Data
Revenues	$357
Gain from sale of undeveloped leasehold	2,751
Net income	626

Hallwood Energy III, L.P.

	December 31, 2005		Amount at		Equity Income (Loss)
			Which Carried		for the Years Ended
	Number	Cost or	at December 31,		December 31,
	of Units	Ascribed
Description of Investment	Held	Value	2005	2004	2005	2004	2003

Hallwood Energy III, L.P.
— Limited partner interest	n/a	—	—	$8,959	$(8,628)	$(223)	—

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
      In June 2004, HE III acquired from HEC approximately 15,000 acres of undeveloped leasehold, three proven developed, non-producing natural gas properties, a limited amount of gas transmission line and various other assets. As the purchase was from a related entity, for accounting purposes the assets were recorded at net carrying value of approximately $4,400,000, of which the Company’s proportionate share was approximately $1,232,000. During July 2004, HE III entered into an agreement with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), which owned approximately 12,000 net acres contiguous to that of HE III, wherein it assigned a 44% interest in its lease holdings to Chesapeake, which in turn assigned a 56% interest in its lease holdings to HE III. Under the joint operating agreement between the entities, HE III had been designated as operator for future development.
      HE III commenced commercial production and sales of natural gas in June 2004.
      In December 2004, in connection with the sale of HEC, the Company, as a shareholder in HEC, received its proportionate share of debt from HE III owed to HEC in the amount of $1,995,000, which it contributed directly as an additional capital investment. In addition, the Company received its proportionate share of HEC’s investment in its Hallwood SWD, Inc. subsidiary, with a carrying value of approximately $1,250,000, which was contributed to HE III as an additional capital investment.
      In March 2005, an agreement was entered into with a former officer of the energy affiliates, who is not otherwise affiliated with the Company, to purchase the officer’s four percent profit interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hallwood Exploration. The purchase was settled by the energy affiliates on July 1, 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and the Company recorded its proportionate share, approximately $1,100,000, through equity accounting.
      The Company’s proportionate share of HE III’s 2005 loss was principally attributable to compensation expense in connection with the settlement of profit interests concurrent with the completion of the merger and sale in July 2005 discussed below.
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
      In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable at December 31, 2005 in the amount of $470,000 for the settlement of a working capital adjustment with Hallwood Petroleum. The receivable will be contributed to Hallwood Energy in 2006 as an additional capital investment.
      Certain of the Company’s officers and directors were investors in HE III. In addition, as members of management of HE III, one director and officer and one officer of the Company held a profit interest in HE III.

Hallwood Energy II, L.P.

	As of December 31,
	2005		Amount at		Equity Income (Loss)
			Which Carried		for the Years Ended
		Cost or	at December 31,		December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2005	2004	2005	2004	2003

Hallwood Energy II, L.P.
— Limited partner interest	n/a	—	—	$2,424	$417	$(6)	—

      At December 31, 2005, prior to the energy consolidation, the Company owned approximately 24% (20% after consideration of profit interests) of HE II. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE II’s net income (loss) and partner capital transactions. HE II was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In 2004 and 2005, the Company invested $2,430,000 and $10,691,000 in HE II, respectively.
      In connection with the July 2005 disposition of HE III, the Company received a deemed distribution of its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was then deemed contributed to HE II as an additional capital investment. In addition in July 2005, HE II sold all of its 835 net acres lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company included its pro rata share of the gain from this transaction in the 2005 third quarter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain of the Company’s officers and directors were investors in HE II. In addition, as members of management of HE II, one director and officer and one officer of the Company held a profit interest in HE II.

Hallwood Exploration, L.P.

	As of December 31,
	2005		Amount at		Equity Income (Loss)
			Which Carried		for the Years Ended
		Cost or	at December 31,		December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2005	2004	2005	2004	2003

Hallwood Exploration, L.P.
— Limited partner interest	n/a	—	$—	$1,090	$(165)	$(228)	—

      At December 31, 2005, prior to the energy consolidation, the Company owned approximately 20% (17% after consideration of profit interests) of Hallwood Exploration. It accounted for this investment using the equity method of accounting and recorded its pro rata share of Hallwood Exploration’s net income (loss) and partner capital transactions. Hallwood Exploration was formed to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption Parishes in South Louisiana. In 2004 and 2005, the Company invested $1,318,000 and $3,244,000 in Hallwood Exploration, respectively.
      Certain of the Company’s officers and directors were investors in Hallwood Exploration. In addition, as members of management of Hallwood Exploration, one director and officer and one officer of the Company held a profit interest in Hallwood Exploration.

Hallwood Energy 4, L.P. (renamed Hallwood Energy, L.P.)

	As of December 31,
	2005		Amount at		Equity Income (Loss)
			Which Carried		for the Years Ended
		Cost or	at December 31,		December 31,
	Number of	Ascribed
Description of Investment	Units Held	Value	2005	2004	2005	2004	2003

Hallwood Energy 4, L.P.
— Limited partner interest	n/a	—	—	—	$(124)	—	—

      At December 31, 2005, prior to the energy consolidation, the Company owned approximately 26% (21% after consideration of profit interests) of HE 4. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE 4’s net income (loss) and partner capital transactions. In the 2005 third quarter, HE 4 was formed to acquire, explore and develop oil and gas acreage in the Fayetteville Shale in East Arkansas. In September 2005 and December 2005, the Company invested $9,193,000 and $13,130,000 in HE 4, respectively.
      Effective December 31, 2005, in connection with the energy consolidation, the name of this private energy affiliate was changed to Hallwood Energy, L.P.

Hallwood Energy Corporation

	Amount at		Equity Income (Loss)
	Which Carried		for Years Ended
	at December 31,		December 31,

Description of Investment	2005	2004	2005	2004	2003

Hallwood Energy Corporation
— Common stock	—	—	—	$(9,444)	$50

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company owned approximately 28% (22% after consideration of stock options) of HEC. It accounted for the investment using the equity method of accounting and recorded its pro rata share of HEC’s net income (loss) and stockholder’s equity transactions. The Company invested $6,063,000 in HEC from 2002 until its sale.
      The Company’s proportionate share of HEC’s 2004 loss was principally attributable to compensation expense in connection with the settlement of stock options concurrent with the completion of the merger and sale in December 2004 discussed below.
      Loan Participation Agreement. In September 2004, the Company entered into a $6,000,000 pari passu Loan Participation Agreement in connection with HEC’s $36,000,000 loan facility. The Company advanced $2,000,000 to HEC under the Loan Participation Agreement in September 2004 and the remainder of $4,000,000 in October 2004. The loan was fully repaid in December 2004. The Company earned $159,000 in interest and fees from the loan in 2004.
      Sale of HEC. On December 15, 2004, HEC completed a merger with Chesapeake, under which Chesapeake acquired HEC. The merger agreement provided for a total price of $292,000,000, which was subject to reduction for certain transaction costs, title discrepancies and other matters, and adjustments for changes in working capital. After these reductions and adjustments, Chesapeake paid a total of $277,100,000 at the closing, including debt owed by HEC, and management of HEC anticipated that an additional amount would be paid upon final calculation of working capital. The amounts received by HEC stockholders were reduced by additional transaction costs. Accordingly, in exchange for its interest in HEC, the Company received a cash payment of $53,793,000 in December 2004 and received an additional amount of $387,000 in April 2005 from the settlement of HEC’s working capital. The Company also received its proportionate share of the HE III debt in the amount of $1,995,000, which it contributed to HE III as an additional capital contribution and its proportionate interest in Hallwood SWD, Inc., the former HEC subsidiary that owned the Worthington saltwater disposal well, with a carrying value of approximately $1,250,000, which it contributed to HE III as an additional capital contribution. Certain of the Company’s officers and directors were investors in HEC. In addition, as members of management of HEC, one director and officer and one officer of the Company held stock options in HEC.

Hallwood Petroleum, LLC
      Hallwood Petroleum, LLC. The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and had no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 consolidation.

Other
      The Company invested nominal amounts in other affiliated entities which served as general partners for the energy affiliates. These entities were included in the energy consolidation on December 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Loans Payable
      Loans payable at the balance sheet dates are as follows (in thousands):

	December 31,

	2005	2004

Bank Debt
Revolving credit facility, Libor + 1.75% — 3.00% or prime + 0.25% interest, due January 2010	$6,000	$7,977
Equipment term loans, Libor + 3.25% interest, due at various dates from March 2007 through February 2009	812	1,149

	6,812	9,126
Other Debt
Subordinated secured promissory note, non-interest bearing, repaid February 2005	—	10

Total	6,812	9,136
Less: Current portion	(352)	(347)

Noncurrent portion	$6,460	$8,789

Textile Products
      Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”) that was scheduled to mature in January 2007. Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of prime plus 0.25% or Libor + 1.75% — 3.00% (variable depending on compliance ratios) and contains two quarterly covenants, including maintenance of a financial ratio, and restrictions on dividends and repayment of debt or cash transfers to the Company. The interest rate was 6.27% and 5.00% at December 31, 2005 and 2004, respectively. The outstanding balance was $6,000,000 at December 31, 2005 and Brookwood had $16,000,000 of availability.
      Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank that was scheduled to mature in January 2007. The facility bears interest at Libor plus 3.25%. Monthly principal payments are required for each of the borrowings. The outstanding balance at December 31, 2005 was $812,000 and Brookwood had $2,188,000 availability under this equipment credit facility.
      Loan Covenants. As of the end of all interim periods in 2005 and 2004 and as of December 31, 2005 and 2004, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility included a total debt to tangible net worth ratio covenant and an EBITDA to fixed charges covenant. Cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement
      On March 25, 2005, Brookwood and Key Bank entered into a loan amendment, which eliminated the borrowing base and certain other loan requirements, including the EBITDA to fixed charges covenant. In addition, the total debt to tangible net worth ratio covenant was reduced to 1.50 from 1.75 and a new covenant was added that Brookwood shall maintain a quarterly minimum net income of not less that one dollar beginning with the quarter ended March 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Renewal of Credit Facilities. The Key Bank facilities, which had a maturity of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities were unchanged; however, the interest rate on the Key Working Capital Revolving Credit Facility was reduced, at Brookwood’s option, to prime or Libor + 1.25% — 1.75% (variable depending on compliance ratios).
      Schedule of Maturities. Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,	Amount

2006	$352
2007	280
2008	152
2009	28
2010	6,000

Total	$6,812

Note 8 —	10% Collateralized Subordinated Debentures
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
      Redemption. In August 2004, the Company called the 10% Debentures, with a principal amount of $6,468,000, for redemption. In September 2004, the Company completed the redemption with debenture holders receiving payments for 100% of the principal amount plus interest through the redemption date.

Note 9 —	Deferred Revenue — Noncompetition Agreement
      In March 2001, the Company agreed to sell its investment in its former subsidiary, Hallwood Energy Corporation (“Former Hallwood Energy”), which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. (“Pure”). The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.
      The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $1,007,000 and $2,417,000 in the years ended December 31, 2004 and 2003, respectively. The noncompetition agreement was fully amortized in May 2004.

Note 10 —	Redeemable Preferred Stock
      The Company has outstanding 250,000 shares of preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock are entitled to cash dividends in an annual amount of $0.20 per share (total annual amount of $50,000), which were paid in each of the years beginning in 1996 through and including 2003. No dividend was paid during 2004 and 2005. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any accrued dividends. Beginning in 2001, dividends accrue and are payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption on July 20, 2010, which is fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.
      In connection with the adoption of SFAS No. 150, the Company reclassified its Series B Preferred Stock as a liability at the balance sheet dates. In addition, SFAS No. 150 requires that future payments of preferred dividends shall be classified within continuing operations.

Note 11 —	Stockholders’ Equity
      Common Stock. The Company’s Second Restated Certificate of Incorporation contained a provision that restricted transfers of the Company’s common stock in order to protect certain federal income tax benefits. The restriction prohibited any transfer of common stock to any person that resulted in ownership in excess of 4.75% of the then outstanding shares. At the May 2004 annual meeting for the Company, the shareholders of the Company voted to amend the Second Restated Certificate of Incorporation by deleting this restriction.
      Preferred Stock. Under its Second Restated Certificate of Incorporation, the Company is authorized to issue 500,000 shares of preferred stock, par value $0.10 per share, and did issue 250,000 shares of Redeemable Series B Preferred Stock.
      Treasury Stock. In August 2003, the Company purchased 35,000 of its common shares in a private transaction for $604,000. During 2005, 184,875 shares were reissued out of treasury stock in connection with the exercise of stock options by certain directors and officers. The treasury stock account balance was reduced by the average cost per treasury share which aggregated $2,753,000.
      Stock Options. All options under the 1995 Stock Option Plan for The Hallwood Group Incorporated were nonqualified stock options. The exercise prices of all options granted were at the fair market value of the Company’s common stock on the date of grant, expired ten years from date of grant and were fully vested on the date of grant.
      In the 2005 second quarter, the Company’s chairman and chief executive officer, and two directors exercised all of their options to purchase a total of 180,000 shares of the Company’s common stock, and three officers exercised a portion of their options to purchase an additional 4,875 shares. The Company received proceeds of $2,207,000 from the exercise of these 184,875 options. The $546,000 difference between the option proceeds of $2,207,000 and the average cost of reissued treasury shares of $2,753,000 was recorded as a reduction in retained earnings.
      As of December 31, 2005, the Company had 19,125 fully vested outstanding options, of which 14,625 expire in 2007 and 4,500 in 2010, at an average exercise price of $15.10 per share. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected, however no new options can be issued under the 1995 plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of options granted and the changes therein for the 1995 Stock Option Plan during the three years ended December 31, 2005 are presented below:

	Years Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average	Number	Average	Number	Average
	Number	Exercise	of	Exercise	of	Exercise
	of Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	204,000	$12.23	204,000	$12.23	204,000	$12.23
Granted	—	—	—	—	—	—
Exercised	(184,875)	11.94	—	—	—	—
Forfeited	—	—	—	—	—	—
Reacquired	—	—	—	—	—	—

Outstanding, end of year	19,125	$15.10	204,000	$12.23	204,000	$12.23

Options exercisable, at end of year	19,125	$15.10	204,000	$12.23	204,000	$12.23

      Below is the status of the 1995 Stock Option Plan as of December 31, 2005:

Total authorized	244,800
Less: Number granted and exercised:
May 2000	(66,300)	Exercise price of $10.31, expiring May 2010
September 1997	(56,850)	Exercise price of $17.37, expiring September 2007
February 1997	(7,500)	Exercise price of $15.00, expiring February 2007
September 1996	(41,850)	Exercise price of $7.83, expiring September 2006
June 1995	(12,375)	Exercise price of $7.67, expiring June 2005

Sub-total	(184,875)
Less: Number cancelled at expiration of plan in June 2005	(40,800)
Less: Number granted, not exercised:
May 2000	(4,500)	Exercise price of $10.31, expiring May 2010
September 1997	(9,750)	Exercise price of $17.37, expiring September 2007
February 1997	(4,875)	Exercise price of $15.00, expiring February 2007

Sub-total	(19,125)

Total available	-0-

      The Company did not grant any stock options and all options outstanding were fully vested in the three year period ended December 31, 2005; therefore, no pro forma amounts are required to be reported.

Note 12 —	Separation Agreement
      In 1999, the Company entered into a separation agreement (the “Separation Agreement”) with a former officer and director. The Separation Agreement provided that the former officer and director and related trust exchange their 24% stock ownership in the Company, for certain assets and future cash payments, contingent on the net cash flow from the Company’s real estate management activities. The Company had an option to

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extinguish the future cash payments at any time prior to December 21, 2004 upon the payment of $3,000,000. In June 2004, the Company exercised the option. The Company recognized a gain from extinguishment of the Separation Agreement in the amount of $375,000, which was the excess of the recorded obligation over the $3,000,000 exercise price.

Note 13 —	Income Taxes
      Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,

Continuing Operations	2005	2004	2003

Federal
Current	$13,688	$10,390	$(5)
Deferred	3,933	(900)	822

Sub-total	17,621	9,490	817
State
Current	779	1,783	908
Deferred	110	(194)	—

Sub-total	889	1,589	908

Total	$18,510	$11,079	$1,725

	Years Ended December 31,

Discontinued Operations	2005	2004	2003

Federal
Current	$—	$1,207	$73
Deferred	—	5,143	(5,307)

Sub-total	—	6,350	(5,234)
State	—	212	40

Total	$—	$6,562	$(5,194)

      Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded (tax) or benefit are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Expected tax at the statutory tax rate	$15,698	$39,244	$1,345
Other	2,236	(3,731)	287
State taxes	578	1,297	625
Foreign loss not taxable	(2)	(2)	(1)
Decrease in deferred tax asset valuation allowance	—	(19,167)	(5,725)

Recorded tax or (benefit)	$18,510	$17,641	$(3,469)

      The net deferred tax asset was $614,000 and $4,657,000 at December 31, 2005 and 2004, respectively. Prior to 2004, the deferred tax asset was principally attributable to the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers, tax credits and timing differences from the implementation of various tax planning strategies, which included anticipated gains from the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
potential sale of investments and projected income from operations. During 2004, the Company utilized its available NOLs, depletion carryovers and tax credits to offset taxable income. Accordingly, at December 31, 2005 and 2004, the deferred tax asset was attributable solely to timing differences, that upon reversal, can be utilized to offset income from operations.
      As a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, and an increase in projected income from operations due to improved results at Brookwood and the Company’s energy investments, management determined that its valuation allowance should be eliminated to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. Deferred tax expense in 2004 was reduced by the elimination of the valuation allowance, which was $19,167,000 at December 31, 2003. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. The deferred tax asset and related tax expense (benefit) in 2003 were impacted by anticipated and realized gains related to the Company’s discontinued real estate and hotel operations. Accordingly, the Company recorded a deferred tax expense (benefit) of $4,043,000, $4,049,000 and $(4,485,000) in 2005, 2004 and 2003, respectively.
      The Company reported significant taxable income in 2005, principally attributable to the gain from disposition of its investment in HE III and incurred federal current tax expense of $13,688,000. In 2004, the Company reported taxable income principally as a result of gains from the disposition of its interests in HRP and HEC, net of the utilization of NOLs, depletion carryovers and tax credits and incurred federal current tax expense from continuing and discontinued operations of $11,597,000. In 2003, the Company reported a small amount of taxable income and incurred federal current tax expense from continuing and discontinued operations of $68,000, including federal alternative minimum tax of $20,000. The accrued federal income tax receivable (payable) was $1,322,000 and $(1,019,000) and state taxes payable were $9,000 and $148,000 at December 31, 2005 and 2004, respectively.
      A schedule of the types and amounts of existing temporary differences and NOLs, at the blended statutory tax rate of 35%, as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net

	December 31, 2005		December 31, 2004

	Assets	Liabilities	Assets	Liabilities

Reserves recorded for financial statement purposes and not for tax purposes	$1,198	$—	$1,054	$—
Basis difference in foreign subsidiary	—	—	7,167	—
Equity in earnings of unconsolidated affiliates	—	53	—	3,667
Depreciation and amortization	—	531	—	737
State taxes	—	—	194	—
Other temporary differences	—	—	646	—

Deferred tax assets and liabilities	1,198	$584	9,061	$4,404

Less: Deferred tax liabilities	(584)		(4,404)

Deferred tax asset, net	$614		$4,657

      At December 31, 2003, the Company reported NOLs for tax purposes of $29,166,000, $2,249,000 of alternative minimum tax credits and a depletion carryforward of $6,323,000. All available amounts were utilized in 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Discontinued Real Estate Operations
      The Company’s real estate business segment has been reclassified to discontinued operations as a result of the sale of its investments in HRP and the termination of the associated management contracts (discussed below). A summary of discontinued real estate operations is provided below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues
Fees
Related parties	$—	$2,814	$4,838
Other	—	247	238
Equity income (loss) from investments in HRP	—	(2,769)	(436)

		292	4,640
Expenses
Administrative expenses	—	877	1,564
Litigation costs	—	50	3,371
Amortization	—	—	560

	—	927	5,495

Income (loss) from operations	—	(635)	(855)
Gain from sale
Gain from sale of investments in HRP	—	52,703	—
Incentive compensation and transaction costs	—	(6,629)	—

	—	46,074	—

Income (loss) before income taxes	—	45,439	(855)
Income taxes
Current federal and state income tax expense	—	1,294	113
Deferred federal income tax expense (benefit)	—	5,143	(5,307)

	—	6,437	(5,194)

Income from discontinued real estate operations	$—	$39,002	$4,339

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
      Management of HRP. Prior to the HRP’s sale to HRPT, the Company’s real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s real estate properties. The management contracts with HRP, which were scheduled to expire on

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
June 30, 2004, were amended in April 2004 to expire on the closing date of the merger with HRPT, which was completed July 16, 2004. A summary of the fees earned from HRP is detailed below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Property management fees	$—	$1,127	$1,979
Leasing fees	—	866	1,556
Construction supervision fees	—	486	698
Asset management fees	—	335	605

Total	$—	$2,814	$4,838

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
      Disposition. In July 2004, a merger with a subsidiary of HRPT was approved by the HRP unitholders at the special meeting of unitholders with holders of 53.74% of the outstanding units voting to approve the merger, and on July 16, 2004, HRP announced the completion of the merger. The total cash price HRPT paid under the merger agreement and the purchase agreement was approximately $247,000,000. In addition, HRPT assumed or prepaid all of HRP’s outstanding debt. In July 2004, the Company received proceeds of approximately $66,060,000 from the sale of its interests, of which $18,500,000 was placed into an escrow account pending the resolution of certain claims. In December 2004, the pending claims were resolved, and the Company received the full amount of the $18,500,000 escrow deposit plus accrued interest. The Company used approximately $14,400,000 of the proceeds to repay principal, accrued interest and fees associated with the Amended and Restated Credit Agreement. See Note 7.
      In its announcement, HRP indicated that unitholders received an amount in cash equal to $136.70 per unit of limited partnership. Of this amount $0.31 per unit was withheld subject to the award of attorney’s fees to the class counsel in the I.G. Holdings Inc. et al v. Hallwood Realty, LLC et al. litigation. Proceeds were also reduced by approximately $102,000 for the Company’s share of the award of attorneys’ fees to the class counsel in the I.G. Holdings litigation. In February 2005, the Company received approximately $59,000, which was its allocable share of the remaining escrow account balance from the I.G. Holdings litigation.
      Gain from Sale. The gain from sale of investments in HRP of $52,703,000 resulted from the receipt of $66,119,000 in the merger less the carrying value of the investments in the general partnership and limited partnership interests of approximately $13,416,000. In connection with the sale of HRP and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company, authorized an additional incentive compensation payment of $1,622,000 to Mr. Guzzetti, the Company’s executive vice president and payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to Hallwood Investments Limited, a corporation associated with Mr. Gumbiner. Transaction costs were $99,000.
      Dissolution. Following the board of directors’ determination to discontinue the Company’s real estate activities effective January 1, 2005, the Company completed a dissolution of all of its real estate subsidiaries during 2005.

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
      As of June 2002, the Company completed the disposition of four hotel properties it had previously designated as discontinued operations. The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. In December 2004, the Company’s Brock Suites Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. The Company recognized a gain from extinguishment of debt of $1,598,000. Operating results for the Huntsville hotel were reclassified as discontinued operations. A summary of discontinued hotel operations for the three years ended December 31, 2005 is provided below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues
Gain from extinguishment of debt	$—	$1,598	$—
Sales	—	1,499	1,414

		3,097	1,414
Expenses
Operating expenses	—	1,987	1,799
Depreciation and amortization	—	188	115
Interest expense	—	10	37
Litigation and other disposition costs	—	5	31

	—	2,190	1,982

Income (loss) before income taxes	—	907	(568)
Income tax expense	—	124	—

Income (loss) from discontinued hotel operations	$—	$783	$(568)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows
      The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,

	2005	2004	2003

Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	$218	$—	$—
Prepaids, deposits and other assets	85	—	—
Property, plant and equipment, net	588	—	—
Other noncurrent assets	138	—	—
Accounts payable	(584)	—	—
Accrued expenses and other current liabilities	(445)	—	—

	$—	$—	$—

Income tax effect from exercise of stock options:
Income taxes payable	$(1,466)	$—	$—
Additional paid-in capital	1,466	—	—

	$—	$—	$—

Issuance of promissory note in litigation settlement	—	—	$250

Proportionate share of partners’ capital transactions of equity investments
Sale of real estate investments	$—	$257	$—
Exercise of stock options	—	—	(23)
Amortization of interest rate swap	—	(30)	(56)

	$—	$227	$(79)

Hotel assets and liabilities relinquished in connection with debt extinguishment:
Other liabilities, net	$—	$1,598	$—

Supplemental disclosures of cash payments.
Interest paid	$455	$1,299	$1,680
Income taxes paid	15,158	12,903	967

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Computation of Income Per Common Share
      The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles income from continuing operations after preferred dividend and net income available to common stockholders used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Years Ended December 31,

	2005	2004	2003

Weighted Average Shares Outstanding
Basic	1,446	1,326	1,347
Potential shares from assumed exercise of stock options	88	204	125
Potential repurchase of shares from stock options proceeds	(26)	(43)	(82)

Assuming dilution	1,508	1,487	1,390

Net Income Available to Common Stockholders
Basic and assuming dilution	$26,342	$94,485	$7,375

Note 18 —	Fair Value of Financial Instruments
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
      Management has reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $6,837,000 and $9,095,000 at December 31, 2005 and 2004, compared to the carrying value of $6,812,000 and $9,136,000, respectively.
      The fair value information presented as of December 31, 2005 and 2004 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 19 —	Related Party Transactions
      Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). The annual amount is payable in monthly installments. This contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services. Of the amounts paid, the Company’s share of such expenses was $557,000, $324,000 and $104,000 of expense for the years ended December 31, 2005, 2004 and 2003, respectively. The remainder was reimbursed by HRP prior to its disposition in July 2004.
      A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,

	2005	2004	2003

Bonus	$5,000	$4,908	$33
Consulting fees	989	928	795
Office space and administrative services	557	324	104

Total	$6,546	$6,160	$932

      A special committee, consisting of independent members of the board of directors, awarded a $5,000,000 bonus to Mr. Gumbiner, in consideration of the significant profits and long-term gains realized by the Company as a result of Mr. Gumbiner’s performance over an extended period. The bonus was paid in July 2005.
      In connection with the sale of HRP in July 2004 and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. The bonuses were paid in September and October 2004, respectively. As these incentive compensation costs related to HRP, the costs were reported within the discontinued real estate operations.
      In March 2004 the board of directors awarded HIL a bonus of $33,000 from its HCRE subsidiary which was accrued in 2003.
      In addition, HIL and Mr. Gumbiner perform services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, net profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.
      Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the year ended December 31, 2005, HIL reimbursed the Company $113,000 for such expenses.
      Hallwood Energy, L.P. Beginning August 1, 2005, Hallwood Energy and its predecessor entities shares common offices, facilities and certain staff with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the five month period ended December 31, 2005, Hallwood Energy reimbursed the Company $59,000 for such expenses.
      Hallwood Realty Partners, L.P. The Company earned management fees, leasing commissions and other fees from HRP prior to the sale of its investments in July 2004. See Note 14.

Note 20 —	Litigation, Contingencies and Commitments
      Litigation. From time to time, the Company, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. In the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s opinion, no litigation in which the Company, subsidiaries or affiliates is a party is likely to have a material adverse effect on its financial condition, results of operations or cash flows.
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
      After a trial and appeals, the Company paid to HRP a total of $13,155,000, including interest of $6,750,000. The matter was concluded in December 2003.
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
      Pursuant to a settlement agreement, HRP paid to the plaintiffs a total of $2,255,000 for attorneys’ fees and costs. The matter was concluded in October 2004.
      Other. The Company was a defendant in two lawsuits regarding guarantees of certain obligations of the Embassy Suites and Holiday Inn hotels. In February 2003, the Company settled both matters. The Company agreed (i) to pay $150,000 in cash and issue a non-interest bearing promissory note in the amount of $250,000 payable in equal monthly installments over 18 months, in exchange for a full release regarding the Embassy Suites hotel in Oklahoma City, Oklahoma and (ii) to pay $250,000 in cash in exchange for a full release regarding the Holiday Inn hotel in Sarasota, Florida. The Company made all scheduled payments in accordance with the settlement agreements and the final payment for the aforementioned promissory note was made in December 2004.
      Environmental Contingencies. A number of jurisdictions in which the Company operates have adopted laws and regulations relating to environmental matters. Such laws and regulations may require the Company to secure governmental permits and approvals and undertake measures to comply therewith. Compliance with the requirements imposed may be time-consuming and costly. While environmental considerations, by themselves, have not significantly affected the Company’s business to date, it is possible that such considerations may have a significant and adverse impact in the future. The Company actively monitors its environmental compliance and while certain matters currently exist, management is not aware of any compliance issues which will significantly impact the financial position, operations or cash flows of the Company.
      In October 2003, as a result of a voluntary disclosure by Brookwood Laminating, The Rhode Island Department of Environmental Management (“RIDEM”) issued a Notice of Violation alleging violations of the Rhode Island Air Pollution Act and seeking an administrative penalty of $379,000. Brookwood Laminating contested the penalty and received a letter from RIDEM in March 2004 proposing to reduce the penalty to $30,000 on the condition that on or before May 1, 2004 it submitted to RIDEM a proposal for the acquisition of certain environmental control equipment at a cost not less than $400,000. Brookwood Laminating submitted a proposal to RIDEM, which approved it, paid the reduced penalty and installed the equipment in July 2004.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon, alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision has been rendered. Complying with the RIDOH requirements would necessitate revamping of the plant’s water supply system and associated costs of approximately $100,000.
      In August 2005, Brookwood received a Notice of Alleged Violation from RIDEM with notification that Brookwood had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant and that when the test was conducted the equipment was not operating at the required efficiency. Since that time, Brookwood has upgraded and retested the equipment, which met the requirements on the retest. RIDEM has requested additional information regarding the failed test and Brookwood’s remedial actions and has indicated that a financial penalty is possible. Brookwood is cooperating with RIDEM in resolving the issue. Based on the information available to Brookwood, if a financial penalty is imposed, the Company does not believe that it will be material.
      In September 2005, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood has applied for approval with RIDEM and has commenced remediation activities, which are anticipated to be completed by July 2006.
      In October 2005, Brookwood Laminating received a Notice of Violation (“NOV”) from RIDEM alleging various violations of the Rhode Island Hazardous Waste Management Program and seeking an administrative penalty of approximately $20,000. Brookwood Laminating is contesting the NOV and is currently engaged in settlement negotiations with RIDEM.
      Commitments. Total lease expense for noncancelable operating leases was $812,000, $1,515,000 and $1,431,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company leases certain textile manufacturing equipment and one hotel property (prior to its disposition in December 2004), including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with Hallwood Energy, HIL and HRP (prior to its disposition in July 2004) and pays a proportionate share of the lease expense.
      At December 31, 2005 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending December 31,	Amount

2006	$942
2007	510
2008	483
2009	195
2010	195
Thereafter	—

Total	$2,325

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Employment Contracts. The Company’s Brookwood subsidiary has an employment agreement with one key employee that expires in 2006. The approximate compensation commitment due under this agreement at December 31, 2005 was $50,000.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents the Company’s reportable amounts by business segment and discontinued operations, as of and for the three years ended December 31, 2005 (in thousands):

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Year Ended December 31, 2005
Total revenue from external sources	$133,108	$1,499			$134,607

Operating income (loss)	$11,677		$(11,624)		$53

Other income (loss), net	$(545)	$43,812	$1,532		44,799

Income from continuing operations before income taxes					$44,852

Income from discontinued operations					—

Identifiable assets, December 31, 2005	$48,132	$40,854			$88,986
Cash allocable to segment	281	—	$16,367		16,648

	$48,413	$40,854	$16,367		105,634

Corporate assets			$3,167		3,167

Total assets, December 31, 2005					$108,801

Depreciation and amortization	$1,738	$97	$15		$1,850

Capital expenditures/acquisitions	$2,654	$69	$3		$2,726

Year Ended December 31, 2004
Total revenue from external sources	$136,276	$1,004			$137,280

Operating income (loss)	$18,460		$(6,789)		$11,671

Other income (loss), net	$(398)	$52,387	$2,119		54,108

Income from continuing operations before income tax					$65,779

Income from discontinued operations				$39,785	$39,785

Identifiable assets, December 31, 2004	$60,238	$13,347		$329	$73,914
Cash allocable to segment	228	218	$71,321	—	71,767

	$60,466	$13,565	$71,321	$329	145,681

Corporate assets			$11,636		11,636

Total assets, December 31, 2004					$157,317

Depreciation and amortization	$1,618	$57	$7	$188	$1,870

Capital expenditures/acquisitions	$2,651	$689	$21		$3,361

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Year Ended December 31, 2003
Total revenue from external sources	$104,720				$104,720

Operating income (loss)	$6,672		$(2,097)		$4,575

Other income (loss), net	$(641)	$50	$1,395		804

Income from continuing operations before income tax					$5,379

Income from discontinued operations				$3,771	$3,771

Identifiable assets, December 31, 2003	$49,603	$5,360		$23,938	$78,901
Cash allocable to segment	916	—	$1,884	85	2,885

	$50,519	$5,360	$1,884	$24,023	81,786

Corporate assets			$1,768		1,768

Total assets, December 31, 2003					$83,554

Depreciation and amortization	$1,504			$671	$2,175

Capital expenditures/acquisitions	$1,561				$1,561

Note 22 —	Employee Benefit Retirement Plans
      In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; (iii) excludes the Company’s hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the years ended December 31, 2005 and 2003, vest at a rate of 20% per year of service and become fully vested after five years. The Company did not provide a matching contribution in 2004. Employees of Hallwood Realty, HCRE and salaried hotel employees also participated in the Company’s 401(k) plan. Employer contributions paid on behalf of Hallwood Realty employees were substantially paid by HRP. Brookwood has a separate 401(k) plan which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2005, 2004 and 2003, respectively, excluding contributions from HRP, were $283,000, $205,000 and $291,000, respectively.
      Brookwood’s union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the three years ended December 31, 2005 were $306,000, $302,000 and $281,000, respectively.

Note 23 —	Cash Dividends
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

Note 24 —	Summary of Quarterly Financial Information (Unaudited)
      Results of operations by quarter for the years ended December 31, 2005 and 2004, are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2005

	March 31	June 30	September 30	December 31

Operating revenues	$37,326	$35,857	$30,239	$31,185
Other income	97	532	43,716	454
Gross profit	8,646	8,035	6,479	6,148
Income (loss) from continuing operations	906	(4,317)	28,935	818
Income from discontinued operations	—	—	—	—
Net income (loss)	906	(4,317)	28,935	818
Comprehensive income	—	—	—	—
Per share data:
Income (loss) from continuing operations
Basic	0.68	(3.02)	19.15	0.54
Assuming dilution	0.60	(3.02)	18.95	0.54
Net income (loss)
Basic	0.68	(3.02)	19.15	0.54
Assuming dilution	0.60	(3.02)	18.95	0.54

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	March 31	June 30	September 30	December 31

Operating revenues	$31,240	$35,554	$31,277	$39,209
Other income	298	827	528	52,455
Gross profit	7,017	9,713	8,539	9,239
Income from continuing operations	5,318	10,660	803	37,919
Income from discontinued operations	8,401	2,967	27,813	604
Net income	13,719	13,627	28,616	38,523
Comprehensive income	13,704	13,612	28,616	38,523
Per share data:
Income from continuing operations
Basic	4.01	8.04	0.61	28.60
Assuming dilution	3.68	7.27	0.54	25.18
Net income
Basic	10.35	10.28	21.58	29.05
Assuming dilution	9.50	9.30	19.24	25.58

      Year ended December 31, 2005. In July 2005, the Company completed a sale of its investment in HE III and reported a gain from the sale of $51,956,000. The gain was reported in continuing operations.
      Year ended December 31, 2004. In July 2004, the Company completed a sale of its former investments in HRP and reported a gain from the sale in the amount of $46,074,000. The gain is reported in discontinued operations. In December 2004, the Company completed a sale of its investment in HEC and reported a gain from the sale in the amount of $62,288,000. The gain was reported in continuing operations. In December 2004, the Company entered into a lease termination agreement for its one remaining hotel and reported a gain in the amount of $1,598,000. This gain was reported in discontinued operations.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SCHEDULES
To the Stockholders and Directors of
The Hallwood Group Incorporated
      We have audited the consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated April 11, 2006, and which report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of The Hallwood Group Incorporated and subsidiaries, listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
DELOITTE & TOUCHE LLP
Dallas, Texas
April 11, 2006

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(In thousands)

	December 31,

	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$16,310	$71,196
Prepaid income taxes	1,322	—
Deferred income tax	945	2,213
Receivables and other current assets	728	732
Marketable securities	—	6,100

	19,305	80,241
Noncurrent Assets
Investments in energy affiliates	40,854	12,491
Investments in subsidiaries	31,056	33,006
Other noncurrent assets	113	124
Deferred tax asset	—	2,250

	72,023	47,871

Total Assets	$91,328	$128,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,375	$1,394
Income taxes payable	94	1,177

	1,469	2,571
Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000
Deferred tax liability	416	—

	1,416	1,000

Total Liabilities	2,885	3,571
Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	56,258	54,792
Retained earnings	45,126	85,443
Treasury stock, at cost	(13,181)	(15,934)

Total Stockholders’ Equity	88,443	124,541

Total Liabilities and Stockholders’ Equity	$91,328	$128,112

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I — (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Revenues	$—	$—	$—
Expenses	11,019	4,305	2,086

Operating Loss	(11,019)	(4,305)	(2,086)

Other Income (Loss)
Gain from disposition of investments in energy affiliates:
HE III	52,425	—	—
HEC	(113)	62,288	—
Equity income (loss) from investments in energy affiliates	(8,500)	(9,901)	50
Equity in net income of subsidiaries — continuing operations	5,764	8,511	2,987
Interest and other income (expense)	1,539	1,434	(27)
Amortization of deferred revenue — noncompetition agreement	—	1,007	2,417
Interest expense	—	(504)	(672)
Separation Agreement income	—	375	—

	51,115	63,210	4,755

Income from continuing operations before income tax	40,096	58,905	2,669
Income tax expense (benefit)	13,754	4,205	(985)

Income from continuing operations	26,342	54,700	3,654
Income from discontinued operations, net of tax
Real estate	—	39,002	4,339
Hotels	—	783	(568)

	—	39,785	3,771

Net Income	26,342	94,485	7,425
Cash dividend on redeemable preferred stock	—	—	(50)

Net Income Available to Common Stockholders	$26,342	$94,485	$7,375

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I — (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Net Income	$26,342	$94,485	$7,425
Other Comprehensive Income (Loss)
Pro rata share of other comprehensive income from equity investments:
Sale of real estate investments	—	(105)	—
Amortization of interest rate swap	—	(30)	(56)

	—	(135)	(56)

Comprehensive Income	$26,342	$94,350	$7,369

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I — (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,174)	$(17,020)	$2,673

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment in HE III	55,648	—	—
Investments in energy affiliates	(40,556)	(11,032)	(1,997)
Return of (additional) investment in subsidiaries	(285)	48,897	2,029
Proceeds from sale of investment in HEC	387	55,788	—

Net cash provided by investing activities	15,194	93,653	32

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends on common stock	(66,113)	—	—
Proceeds from exercise of stock options	2,207	—	—
Redemption of 10% Debentures	—	(6,468)	—
Repayment of bank borrowings and loans payable	—	(730)	(586)
Purchase of common stock for treasury	—	—	(604)
Cash dividend on preferred stock	—	—	(50)

Net cash (used in) financing activities	(63,906)	(7,198)	(1,240)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,886)	69,435	1,465
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	71,196	1,761	296

CASH AND CASH EQUIVALENTS, END OF YEAR	$16,310	$71,196	$1,761

      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I — (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(In thousands)
      Supplemental schedule of non-cash investing and financing activities. The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,

Description	2005	2004	2003

Income tax effect from exercise of stock options:
Income taxes payable	$(1,466)	$—	$—
Additional paid-in capital	1,466	—	—

	$—	$—	$—

Issuance of promissory note in litigation settlement	$—	$—	$250

Proportionate share of partners’ capital transactions of equity investments
Sale of real estate investments	$—	$257	$—
Amortization of interest rate swap	—	(30)	(56)

	$—	$227	$(56)

Supplemental disclosures of cash payments
Interest paid	$—	$594	$675
Income taxes paid	14,620	10,483	223
      The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.
See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I — (Continued)
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

Note 2 —	Dividends From Subsidiaries
      The Company received dividends from its Brookwood subsidiary of $8,000,000, $3,000,000 and $600,000 in 2005, 2004 and 2003, respectively. The Company also received a $2,000,000 dividend payment in March 2006.

Note 3 —	Income From Discontinued Operations
      In July 2004, the Company sold its real estate business segment. Accordingly, results for the real estate operations have been reclassified to discontinued operations. Discontinued real estate operations for the three years ended December 31, 2005 consist of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Equity in net income of real estate subsidiaries	$—	$51,908	$2,403
Income tax (expense) benefit	—	(6,226)	5,307
Incentive compensation and transaction costs	—	(6,629)	—
Provision for loss	—	(51)	(3,371)

Income from discontinued real estate operations	$—	$39,002	$4,339

      In December 2000, the Company decided to discontinue its hotel operations and to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties. The Company determined that it would retain its leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama. The Company continued to operate the hotel, subject to a lease concession, from the owner, until it entered into a lease termination

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE I — (Continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
agreement in December 2004. Discontinued hotel operations for the three years ended December 31, 2005 consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Gain from lease termination	$—	$1,598	$—
Equity in net loss of hotel subsidiaries	—	(686)	(537)
Income tax expense	—	(124)	—
Litigation and other disposition costs	—	(5)	(31)

Income (loss) from discontinued hotel operations	$—	$783	$(568)

Note 4 —	Litigation, Contingencies and Commitments
      See Note 20 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Charged to
	Balance,	(Recovery of)	Charged			Balance,
	Beginning	Costs and	to Other			End of
	of Year	Expenses	Accounts	Deductions		Year

Textile Products
Allowance for losses — accounts receivable:
Year ended December 31, 2005	$253	$(189)	—	$—		$64
Year ended December 31, 2004	509	29	—	(285	)(a)	253
Year ended December 31, 2003	310	252	—	(53	)(a)	509
Deferred Tax Asset
Valuation allowance
Year ended December 31, 2005	$—	$—	—	$—		$—
Year ended December 31, 2004	19,167	(19,167)	—	—		—
Year ended December 31, 2003	24,892	(5,725)	—	—		19,167
Notes:

(a)	Write-offs, net of recoveries

Hallwood Energy, L.P. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2005 and 2004 (unaudited)
And Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Hallwood Energy, L.P.
Dallas, Texas
      We have audited the accompanying consolidated balance sheet of Hallwood Energy, L.P. and subsidiaries (the “Partnership”) as of December 31, 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hallwood Energy, L.P. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Dallas, Texas
April 11, 2006

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$91,235,979	$13,593,767
Accounts receivable	168,571	234,713
Prepaid expenses	101,066	3,842
Restricted cash	76,884	50,000

	91,582,500	13,882,322

Property and Equipment:
Using the full cost method of accounting —
Unproved, unevaluated leasehold costs	57,300,562	3,977,695
Work in progress	4,086,425	—
Office equipment	505,694	790,422
Gathering facilities	8,009	—

	61,900,690	4,768,117
Accumulated depreciation and amortization	(243,880)	(157,679)

	61,656,810	4,610,438

Other Assets:
Tubular inventory	11,002,225	—
Deposits	98,110	87,610

	11,100,335	87,610

Total Assets	$164,339,645	$18,580,370

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable and accrued expenses	$5,581,484	$1,642,536
Advances from limited partners	1,966,164	—
Accounts payable to affiliate	—	637,008
Advances from third parties	310,177	—

	7,857,825	2,279,544

Partners’ Capital:
Limited partners	156,466,172	16,236,659
General partner	15,648	64,167

	156,481,820	16,300,826

Total Liabilities and Partners’ Capital	$164,339,645	$18,580,370

See accompanying notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,

	2005	2004

		(Unaudited)
Income:
Interest and other	$357,228	$105,752

	357,228	105,752

Expenses:
General and administrative	2,062,056	47,312
Depreciation and amortization	211,199	157,679
Loss on disposition of office equipment	208,801	—

	2,482,056	204,991

Loss before gain from sale of undeveloped leaseholds	(2,124,828)	(99,239)
Gain from sale of undeveloped leaseholds	2,751,090	—

Net income (loss)	$626,262	$(99,239)

See accompanying notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2005 and 2004 (unaudited)

	Limited	General
	Partners	Partner	Total

Balance, January 1, 2004 (unaudited)	$—	$—	$—
Net loss (unaudited)	(98,823)	(416)	(99,239)
Partners’ capital contributions (unaudited)	16,335,482	64,583	16,400,065

Balance, December 31, 2004 (unaudited)	16,236,659	64,167	16,300,826
Net income	626,199	63	626,262
Partners’ capital contributions	139,540,777	13,955	139,554,732
Adjustment to general partner and limited partner split upon merger of predecessor partnerships	62,537	(62,537)	—

Balance, December 31, 2005	$156,466,172	$15,648	$156,481,820

See accompanying notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2005	2004

		(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$626,262	$(99,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	211,199	157,679
Loss on disposition of office equipment	208,801	—
Gain from sale of undeveloped leaseholds	(2,751,090)	—
Changes in assets and liabilities — Accounts receivable and other assets	(41,582)	(326,165)
Accounts payable and accrued expenses	(372,250)	798,871
Advances from third parties	310,177	—

Net cash provided by (used in) operating activities	(1,808,483)	531,146

Cash Flows from Investing Activities:
Unproved, unevaluated leasehold costs	(53,347,004)	(3,174,886)
Purchase of office equipment	(148,021)	(749,566)
Proceeds from disposition of office equipment	98,950	—
Gathering facilities additions	(8,009)	—
Proceeds from the sale of undeveloped leaseholds	3,000,000	—
Tubular inventory additions	(7,344,164)	—
Transfers to restricted cash	(26,884)	(50,000)

Net cash used in investing activities	(57,775,132)	(3,974,452)

Cash Flows from Financing Activities:
Partners’ capital contributions	135,896,671	16,400,065
Change in liabilities —
Accounts payable to affiliate	(637,008)	637,008
Advances from limited partners	1,966,164	—

Net cash provided by financing activities	137,225,827	17,037,073

Increase in Cash and Cash Equivalents	$77,642,212	$13,593,767
Cash and Cash Equivalents, Beginning of Year	13,593,767	—

Cash and Cash Equivalents, End of Year	$91,235,979	$13,593,767

See accompanying notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004 (unaudited)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Formation —
      Hallwood Energy, L.P. (“Hallwood Energy” or the “Partnership”) is a privately held independent oil and gas limited partnership organized in the state of Delaware. On December 31, 2005, Hallwood Energy was formed from the consolidation of three privately held energy partnerships: Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P (“Hallwood Exploration”). The board of directors and management of the three partnerships recommended the consolidation because they believed it would simplify the structure and operations of the affiliated partnerships, align all the investors’ interests, improve potential debt and financing opportunities, and facilitate future exit strategies. Following the completion of the consolidation, all energy activities are conducted by Hallwood Energy from its corporate office located in Dallas, Texas and a production office in Searcy, Arkansas.

Principles of Consolidation —
      Hallwood Energy fully consolidates all majority owned entities into its financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2005, Hallwood Energy had two wholly owned subsidiaries:

•	Hallwood Petroleum, LLC (“HPL”) is a wholly owned subsidiary that serves as the drilling operations entity on behalf of Hallwood Energy. HPL is an administrative and management company to facilitate record keeping and processing; it has no financial value.

•	Hallwood Gathering, Inc. is also a wholly owned subsidiary holding pipelines and other related facilities to gather and transport production to market locations.
      For presentation purposes, the consolidated financial statements for the years ended December 31, 2005 and 2004 include the combined activities of HE II, HE 4, and Hallwood Exploration. The consolidated financial statements are not indicative of the financial position and results of operations that might have occurred had the entities been combined and operated as a single entity during the periods presented. The consolidation was accounted for as a reorganization of entities under common control and common management. The consolidated financial statements reflect the historical costs of the combined entities.

Operations —
      Hallwood Energy will be an upstream energy company engaging in the acquisition, development, exploration, production and sale of hydrocarbons with a primary focus on natural gas assets. Hallwood Energy’s results of operations will be largely dependent on a variety of variable factors, including but not limited to fluctuations in natural gas prices, success of its exploratory drilling activities, the ability to transport and sell its natural gas, regional and national regulatory matters and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases.
      Hallwood Energy has principally been acquiring unproved oil and gas leases in four geographical areas:

•	the Barnett Shale formation in the Fort Worth Basin in North Texas,

•	the Barnett Shale and Woodford Shale formations in the Delaware Basin in West Texas,

•	a Salt Dome in South Louisiana, and

•	the Fayetteville Shale formation in East Arkansas.
      In the future, Hallwood Energy will be involved in the drilling, gathering and sale of oil and natural gas in these areas.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES
      As of December 31, 2005, the Partnership does not have any proven oil and gas reserves; however, management has established its accounting policies and some of the following discussions are for its future use.

Use of Estimates —
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Management believes its estimates and assumptions will be reasonable; however, such estimates and assumptions will be subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Partnership’s estimates.
      In the future, significant estimates underlying these financial statements will include the estimated quantities of proved oil and natural gas reserves used to compute depletion of natural gas properties and the related present value of estimated future net cash flows there from, estimates of production receivable based upon expectations for actual deliveries and prices received and the estimated fair value of asset retirement obligations. Oil and natural gas reserves, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.
      The significant estimates will be based on current assumptions that may be materially affected by changes to future economic conditions, such as the market prices received for sales of volumes of oil and natural gas. Future changes to these assumptions may affect these significant estimates materially in the near term.

Property and Equipment —
      Prior to December 2005, HE II, HE 4, and Hallwood Exploration acquired undeveloped leaseholds and did not engage in exploration and development activities.
      The Partnership will follow the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities are or will be capitalized. There were no capitalized internal costs associated with acquisition, exploration and development activities for the year ended December 31, 2005.
      Dispositions of oil and natural gas properties will be accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments and proceeds are significant and would alter the relationship between capitalized costs and proved reserves.
      The sum of net capitalized costs, including estimated costs to develop proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values, will be depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with the acquisition and evaluation

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of unproved properties. Such unproved properties will be assessed for impairment at least annually, and any impairment provision will be transferred to the full cost amortization base.
      Net capitalized costs will be limited to the lower of unamortized cost net of deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost being amortized less; and (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.
      Property and equipment, such as gathering systems and salt water disposal facilities, are or will be stated at original cost and depreciated using the straight-line method based on estimated useful lives from ten to fifteen years. Property and equipment, such as office furniture and equipment, are or will be stated at original cost and depreciated using the straight-line method based on estimated useful lives from three to five years.

Asset Retirement Obligations —
      In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, will be depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO will be recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO will be measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate.
      In accordance with the provisions of SFAS No. 143, the Partnership will record an abandonment liability associated with its oil and natural gas wells when those assets are placed in service.
      Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Settlements greater than or less then amounts accrued with the ARO are recovered as a gain or loss upon settlement. The recording of these costs is anticipated to commence once wells are place into service during 2006.

Oil and Natural Gas Reserve Estimates —
      The process of estimating quantities of proved reserves is inherently uncertain. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated, regarding drilling and operating expense, capital expenditures, taxes and availability of funds.
      Proved reserve estimates prepared by others may be substantially higher or lower than the Partnership’s estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production. One should not assume that the present value of future net cash flows is the current market value of the Partnership’s estimated proved reserves.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Partnership’s rate of recording depreciation, depletion and amortization expense for proved properties will be dependent on the Partnership’s estimate of proved reserves. If these reserve estimates decline, the rate at which the Partnership records these expenses will increase. The Partnership’s full cost ceiling test will also depend on the Partnership’s estimate of proved reserves. If these reserve estimates decline, the Partnership may be subjected to a full cost ceiling write-down.

Cash and Cash Equivalents and Supplemental Cash Flow Information —
      The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. No cash was paid for interest or income taxes in 2005 or 2004.
      Supplemental disclosure of non-cash investing and financing activities —

•	As of December 31, 2005 and 2004, the Partnership had an accounts payable for unproved, unevaluated leasehold costs of $5,154,863 and $802,809, respectively.

•	During 2005, partners contributed $3,658,061, at cost, of tubular inventory to the Partnership.

•	As of December 31, 2004, the Partnership had accounts payable of $40,856 for equipment.

Tubular Inventory —
      Inventory consists of various sizes and types of oil field tubular pipes and casings, used in the ordinary course of the Partnership’s drilling activities and is carried on a first in first out basis at the lower of cost or market.

Revenue Recognition —
      Revenues will be recognized when title to the products transfer to the purchaser. The Partnership will follow the “sales method” of accounting for its commodity revenue, so that the Partnership recognizes sales revenue on all commodities sold to its purchasers, regardless of whether the sales are proportionate to the Partnership’s ownership in the property.

Income Taxes —
      Currently, Hallwood Energy is a non-taxable entity. Federal and state income states, if any, are the responsibility of the individual partners. Accordingly, the consolidated financial statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of Hallwood Energy and its subsidiaries. These business and franchise taxes, included in general and administrative expenses, were $24,680 in 2005. Hallwood Energy’s tax returns are subject to examination by federal and state taxing authorities. If Hallwood Energy’s taxable income is ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly.

Disclosure of Fair Value of Financial Instruments —
      The Partnership’s financial instruments include cash, time deposits, accounts receivable and accounts payable. The carrying amounts reflected in the balance sheet for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments.

Derivative Instruments and Hedging Activities —
      The Partnership has not entered into financial derivative instruments to hedge the price risk for the sale of its natural gas although the Partnership may, in the future, enter in to such financial instruments. The

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Partnership will not enter into financial derivatives for trading or speculative purposes. The Partnership will sell some of its natural gas production under long-term contracts. These contracts qualify for the normal purchase and sale exception, and are not recognized at fair value.
      All freestanding derivative financial instruments, including the derivative instruments embedded in other contracts if certain criteria are met, will be recognized at fair value on our balance sheet. Derivative instruments that are not recognized as hedges must be adjusted to fair value through the statement of operations. Changes in the fair value of derivative instruments that are designated as cash-flow hedges are deferred in other comprehensive operations until such time that the hedged items are recognized in operations. The ineffective portion of a change in value of a derivative instrument is recognized in operations immediately.

Credit Risk —
      Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Partnership had no production during 2005, but is currently reviewing markets and alternatives for production expected in early 2006. The Partnership monitors its exposure to counterparties by reviewing credit ratings, financial statements and credit service reports. Each customer and/or counterparty of the Partnership is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Further assurances including, but not limited to Letters of Credit are required as necessary. In this manner, the Partnership reduces credit risk.

New Accounting Pronouncement —
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management has determined that adoption of SFAS No. 153 did not have any impact on the Partnership’s financial position, results of operations or cash flow, but will be applied on any future exchanges.

Segment Reporting —
      Operating segments are defined as components of an entity for which separate financial information is available that is evaluated by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. Management believes that Hallwood Energy operates in only one business segment, energy.

Letter of Credit —
      As required by the State of Texas, the Partnership issued a $50,000 letter of credit to the Railroad Commission of Texas in conjunction with its intentions to engage in oil and natural gas drilling, or producing activities. The letter of credit is renewed annually.

3.	PARTNERS’ CAPITAL
      Partners’ capital (including allocation of income and loss, cash contributions and distributions) is allocated 99.99% to limited partners and 0.01% to the general partner. See Note 5 for information about the general partner and related parties.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2005, Hallwood Energy solicited an equity cash call totaling $90,000,000 from its partners to fund the 2006 capital drilling program, of which $9,197,607 remained uncollected as of December 31, 2005. The funds were received in January 2006 and partners’ capital increased accordingly.

4.	GAIN FROM SALE OF UNDEVELOPED LEASEHOLDS
      On July 18, 2005, HE II completed a purchase and sale agreement with Chesapeake Energy Corporation that included undeveloped leaseholds in Johnson County, Texas for $3,000,000. The sale was consideration in exchange for 66 individual leases covering 863 gross (835 net) acres with a cost basis of $249,000, yielding a gain on sale of $2,751,000.

5.	RELATED PARTY TRANSACTIONS
      The general partner is Hallwood Energy Management, LLC (“HEM”). HEM is owned equally by three entities: The Hallwood Group Incorporated (“Hallwood”), Hall Performance Energy Partners 4, LTD., and Fayetteville Shale, LP.
      Hallwood is a Delaware corporation formed in September 1981 and is publicly traded on the American Stock Exchange under the ticker symbol “HWG”. Hallwood is a holding company that operates in the textile products and energy business segments.
      Two directors and officers of HEM are also directors or officers of Hallwood, which holds 26% (22% after consideration of profits interests) of the Class A Limited Partnership Interests in the Partnership and as previously mentioned 33% interest in the general partner, HEM. In addition, certain officers and directors of Hallwood are investors in the Partnership and, as members of management of the Partnership, one director and officer and one officer of Hallwood hold a profit interest in the Partnership. Each of these individuals held similar positions with the general partners of the predecessor entities and held interests in the predecessor entities.
      Beginning August 1, 2005, Hallwood Energy and its predecessor entities share leased office space, facilities and certain staff with Hallwood in Dallas, Texas. Hallwood Energy reimburses Hallwood for its allocable share of such expenses. For the five month period ended December 31, 2005, Hallwood Energy reimbursed Hallwood $59,000 for such expenses.
      In 2005, HPL, a wholly-owned subsidiary of Hallwood Energy, entered into a financial consulting contract with Anthony J. Gumbiner. The contract provides that he furnish and perform consulting and advisory services to the Partnership and its subsidiaries, including strategic planning and merger activities, for an annual compensation of $200,000. Mr. Gumbiner is chairman and chief executive officer of both Hallwood and Hallwood Energy, as well as a limited partner of Hallwood Energy.
      As of December 31, 2005, the Partnership held $1,966,164 of funds from certain limited partners which will be applied to future solicitations for equity cash calls.

6.	SUBSEQUENT EVENTS (unaudited)

Loan Facility —
      In February 2006, the Partnership entered into a $65,000,000 loan facility. As of March 1, 2006, the Partnership has drawn $40,000,000 from this facility, principally to acquire oil and gas leases and fund exploration and drilling activities. It is anticipated that the facility will be fully drawn by June 2006. The loan is secured by the Partnership’s oil and gas leases, matures on June 30, 2007 and has an interest rate of LIBOR plus 8.75% per annum (13.39% as of March 1, 2006). An additional 2% of interest is added upon continuance of any defaulting event. The loan requires an asset to borrowing limit ratio of 1.25 to 1 and audited financial statements. The Partnership may not re-borrow any amounts that are prepaid before the loan’s maturity.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, there is a draw fee equal to 1.5% for each borrowing, a one-year anniversary fee equal to 2% of the outstanding balance, and a non-usage fee of 0.5% per annum of the average available commitment.

Leasehold Costs and Capital Expenditures for 2006 —
      During the first quarter of 2006, the Partnership has significantly increased its undeveloped leasehold position in East Arkansas by approximately $84,000,000, increasing its total leasehold investment in East Arkansas to approximately $124,000,000 as of March 31, 2006. The leasehold costs were funded by the aforementioned $40,000,000 draw from the loan facility and from cash on hand as of December 31, 2005.
      For the remainder of 2006, additional capital expenditures are anticipated to be funded by conventional debt, secured by reserves which may become proven and producing, as well as from additional partner capital contributions, which may total an additional $50,000,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

10.21	Limited Partnership Agreement of Hallwood Energy 4, L.P., a Delaware Limited Partnership, dated as of August 23, 2005; Memorandum of Amendment Changing the Name of Hallwood Energy 4, L.P. to Hallwood Energy, L.P., effective immediately before midnight on December 31, 2005; and Amendment to Limited Partnership Agreement of Hallwood Energy, L.P. dated as of December 31, 2005

10.22	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries.

21	Active subsidiaries of the Registrant as of February 28, 2006

23.1	Independent Registered Public Accounting Firm’s Consent, dated April 11, 2006

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002