Form 10-Q
period 2006-03-31
HALLWOOD GROUP INC
filed 2006-05-15
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                         TO
For the Period Ended March 31, 2006            Commission File Number: 1-8303
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     1,514,595 shares of Common Stock, $0.10 par value per share, were outstanding at April 30, 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$15,040	$16,648
Accounts receivable
Trade and other	19,873	18,987
Related parties	600	616
Inventories	18,468	16,879
Prepaid income taxes	1,322	1,322
Deferred income tax	1,029	1,029
Prepaids, deposits and other assets	813	831

	57,145	56,312

Noncurrent Assets
Investments in energy affiliates	43,225	40,854
Property, plant and equipment, net	11,610	11,358
Other assets	318	277

	55,153	52,489

Total Assets	$112,298	$108,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,034	$7,274
Accrued expenses and other current liabilities	3,954	4,848
Current portion of loans payable	356	352
Income taxes payable	110	9

	14,454	12,483

Noncurrent Liabilities
Long term portion of loans payable	7,272	6,460
Redeemable preferred stock	1,000	1,000
Deferred income tax	665	415

	8,937	7,875

Total Liabilities	23,391	20,358

Stockholders’ Equity
Common stock, issued 2,396,105 and 2,396,103 shares, respectively; outstanding 1,511,220 and 1,511,218 shares, respectively	240	240
Additional paid-in capital	56,258	56,258
Retained earnings	45,590	45,126
Treasury stock, 884,885 shares at both dates; at cost	(13,181)	(13,181)

Total Stockholders’ Equity	88,907	88,443

Total Liabilities and Stockholders’ Equity	$112,298	$108,801

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Textile products sales	$30,775	$36,395
Administrative fees from energy affiliates	—	931

	30,775	37,326

Expenses
Textile products cost of sales	24,819	28,680
Administrative and selling expenses	4,650	6,832

	29,469	35,512

Operating income	1,306	1,814

Other Income (Loss)
Equity loss from investments in energy affiliates	(350)	(306)
Interest expense	(117)	(132)
Interest and other income	108	648
Adjustment to gain from disposition of HEC	—	(113)

	(359)	97

Income before income tax expense	947	1,911
Income tax expense	483	1,005

Net Income	$464	$906

Net Income Per Common Share
Basic	$0.31	$0.68

Assuming dilution	$0.30	$0.60

Weighted Average Shares Outstanding
Basic	1,511	1,326

Assuming dilution	1,523	1,509

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2006	2,396	$240	$56,258	$45,126	885	$(13,181)	$88,443
Net income				464			464

Balance, March 31, 2006	2,396	$240	$56,258	$45,590	885	$(13,181)	$88,907

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$464	$906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	515
Equity loss from investments in energy affiliates	350	306
Deferred tax expense	250	491
Proceeds from sale of marketable securities	—	2,923
Income from investments in marketable securities	—	(270)
Adjustment to gain from disposition of HEC	—	113
Changes in assets and liabilities:
Increase (decrease) in accounts payable and related party payables	2,760	(1,359)
(Increase) decrease in inventories	(1,589)	1,623
(Increase) decrease in accounts receivable	(870)	226
Increase (decrease) in accrued expenses and other current liabilities	(894)	(943)
Increase (decrease) in income taxes payable	101	—
Net change in other assets and liabilities	(23)	144
Discontinued operations:
Net change in other assets and liabilities	—	100

Net cash provided by operating activities	1,020	4,775

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in energy affiliates	(2,721)	(4,251)
Investments in property, plant and equipment, net	(723)	(894)
Discontinued operations:
Proceeds from sale of investments in HRP, net	—	59

Net cash used in investing activities	(3,444)	(5,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	902	2,652
Repayment of other bank borrowings and loans payable	(86)	(93)
Increase in restricted net assets – energy affiliates:
Increase in receivables/payables, net	—	2,419
Increase in restricted cash	—	(2,250)

Net cash provided by financing activities	816	2,728

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,608)	2,417

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,648	71,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,040	$73,966

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)

Note 1 —	Interim Condensed Consolidated Financial Statements, Accounting Policies and New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2005.
     Comprehensive Income. The Company had no items of other comprehensive income in any period presented. Accordingly, condensed consolidated statements of comprehensive income are not required and have not been provided.
     Organization. The Company is a holding company that currently operates in the textile products and energy business segments.
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
     Textile products accounts for substantially all of the Company’s operating revenues.
     Energy. During 2005, the Company owned interests in Hallwood Energy III, L.P. (“HE III”), Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for its minority investments using the equity method of accounting. HE III was sold in July 2005. The remaining energy affiliates were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Parker and Tarrant Counties in Texas and the Barnett Shale and Woodford Shale formations in West Texas and in the Fayetteville Shale formation of East Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.
     Effective December 31, 2005, HE II, and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”).
     All energy activities are now conducted by Hallwood Energy. Hallwood Energy’s management has classified its energy investments into four identifiable areas: Delaware Basin, Texas; Fort Worth Basin, Texas; South Louisiana and East Arkansas.
     New Accounting Pronouncements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using a modified method of prospective application. See Note 5 for further information.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 2—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$6,141	$6,257
Work in progress	4,864	5,103
Finished goods	8,084	6,093

	19,089	17,453
Less: Obsolescence reserve	(621)	(574)

Total	$18,468	$16,879

Note 3 — Investments in Energy Affiliates
     Investments in energy affiliates as of the balance sheet dates were as follows (in thousands):
Hallwood Energy, L.P

		Amount at		Income (loss) for the
		which carried at		three months ended
	Cost as of	March 31,	December 31,	March 31,
Description of Investment	March 31, 2006	2006	2005	2006	2005
Hallwood Energy, L.P.

- Limited partner interest	$43,675	$43,220	$40,848	$(349)	$(141)
- General partner interest	6	5	6	(1)	—

Total	$43,681	$43,225	$40,854	$(350)	$(141)

     At March 31, 2006, the Company owned approximately 26% (22% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
     Effective December 31, 2005, HE II, and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy. The loss for the three months ended March 31, 2005 is an aggregate of the losses previously reported by HE II, HE 4 and Hallwood Exploration.
     The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, as follows (in thousands):

	Years Ended December 31,
	2005	2004	Total
Entity
HE 4	$22,325	$—	$22,325
HE II	11,581	2,430	14,011
Hallwood Exploration	3,288	1,336	4,624
Accumulated equity income (loss)	128	(234)	(106)

Total	$37,322	$3,532	$40,854

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
     The HE II investment includes a non-cash contribution of $889,000 in July 2005, which was the result of a deemed distribution of the Company’s proportionate share of certain pipe inventory owned by HE III at the time of HE III’s disposition, which was then contributed to HE II as an additional capital investment.
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
     A description of Hallwood Energy’s activities are provided below.
     In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of March 31, 2006. It is anticipated that the facility will be fully drawn by June 2006.
     During the first quarter of 2006, Hallwood Energy entered into a Participation Agreement with Activa Resources, Ltd. Under the Agreement, upon Activa’s payment of approximately $4.96 million to Hallwood Energy, which was received in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in East Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 1 for the first of two initial wells. Hallwood Energy has commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells, but must pay 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells.
     In addition, the Participation Agreement establishes an area of mutual interest (the“AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.
     In April 2006, Hallwood Energy sold a 5% limited partner interest to an affiliate of its lender, which diluted the Company’s ownership interest to 25% (20% after consideration of profit interests).
     The following table sets forth summarized statement of operations data for Hallwood Energy for the three months ended March 31, 2006 (in thousands):

Amount
Revenues and Other Income
Natural gas sales	$383
Other income	621

Total revenues and other income	1,004

Operating and Other Expenses
Operating expenses	2,128
Other expenses	199

Total operating and other expenses	2,327

Net Loss	$1,323

     Refer also to the section entitled – “Investments in Energy Affiliates” in Item 2 – Management’s Discussion and Analysis for a further description of the Company’s energy activities.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
Hallwood Energy III, L.P.

	As of March 31, 2006		Amount at		Income (loss) for the
		Cost or	which carried at		three months ended March 31,
	Number of	ascribed	March 31,	December 31,
Description of Investment	units held	value	2006	2005	2006	2005
Hallwood Energy III, L.P.
- Limited partner interest	N/A	—	—	—	—	$(165)

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
     Sale of HE III. On July 18, 2005, HE III completed a merger with Chesapeake. In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable in the amount of $470,000 for the settlement of a working capital adjustment with HPL. The receivable is expected to be contributed to Hallwood Energy in 2006 as an additional capital investment.
     Certain of the Company’s officers and directors were investors in HE III. In addition, as members of management of HE III, one director and officer and one officer of the Company held a profit interest in HE III.
Hallwood Energy Corporation
     In December 2004, HEC completed a merger with Chesapeake, under which Chesapeake acquired HEC. In connection with the merger, the Company sold its 28% ownership interest (22% after consideration of stock options) of HEC and received a cash payment of $53,793,000. The Company also recorded a receivable in the amount of $500,000 for the settlement of HEC’s working capital. The Company received $387,000 in April 2005 as its share of the working capital and recorded an adjustment to the gain from the disposition of HEC in the amount of $113,000.
Hallwood Petroleum, LLC
     The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and had no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity. Therefore, HPL was transferred, for nominal consideration to officers of the energy affiliates that were not officers of the Company. The transfer was completed on May 11, 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 consolidation.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
Other Entities
     The Company invested nominal amounts in other affiliated entities which principally served as the general partners for the energy affiliates. These entities were included in the energy consolidation on December 31, 2005.
Note 4 — Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Bank debt
Revolving credit facility, interest at Libor +1.25% - 1.75% or prime, due January 2010	$6,902	$6,000
Equipment term loans, interest at Libor + 3.25%, due at various dates from March 2007 through February 2009	726	812

Total	7,628	6,812
Current portion	(356)	(352)

Noncurrent portion	$7,272	$6,460

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility (prior to the renewal discussed below) bore interest at Brookwood’s option of prime plus 0.25%, or Libor plus 1.75% — 3.00% (variable depending on compliance ratios) and contained various covenants. The interest rate was 6.88% at March 31, 2006. The outstanding balance at March 31, 2006 was $6,902,000 and Brookwood had approximately $15,098,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. The outstanding balance at March 31, 2006 was $726,000 and Brookwood had $2,274,000 of borrowing availability under this facility.
     Loan Covenants. As of the end of all quarters in 2005 and the first quarter in 2006, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility provides for a total debt to tangible net worth ratio covenant and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar, beginning with the quarter ended March 31, 2005. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.
     Renewal of Credit Facilities. Both of the Key Bank facilities, which had original maturities of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities and the loan covenants were unchanged; however, the interest rate on the Key Working Capital Revolving Credit Facility was reduced, at Brookwood’s option, to prime or Libor + 1.25% — 1.75% (variable depending on compliance ratios).
Note 5 — Stockholders’ Equity
     Stock Options. The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company. The 1995 Plan authorized options to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant. In 2005, directors and officers exercised 184,875 options to purchase shares of the Company’s common stock. The Company issued common shares from its treasury stock.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
     At March 31, 2006, the Company had 19,125 fully vested outstanding options, of which 14,625 expire in 2007 and 4,500 expire in 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected, however, no new options can be issued under the 1995 Plan.
     On January 1, 2006, The Company adopted SFAS No. 123(R), “Share-Based Payments” using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in the first quarter of 2006 or 2005. Because all of the Company’s stock options are fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R).
     Option activity for the quarter ended March 31, 2006 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding, January 1, 2006	19,125	$15.10
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, March 31, 2006	19,125	$15.10	1.94	$2,479,000

Options exercisable at March 31, 2006	19,125		1.94	$2,479,000

Vested at March 31, 2006	19,125		1.94	$2,479,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2006 first quarter and the exercise price, multiplied by the number of options).
Note 6 – Income Taxes
     Following is a schedule of the income tax expense (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Federal
Deferred	$250	$491
Current	—	6

Sub-total	250	497
State	233	508

Total	$483	$1,005

     The net deferred tax asset was $364,000 and $614,000 at March 31, 2006 and December 31, 2005, respectively. The deferred tax asset was attributable solely to temporary differences, that upon reversal, can be utilized to offset income from operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
     The effective federal tax rate in both periods was 35%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates, which vary from -0- to 17%.
Note 7 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

Three Months Ended
March 31,
Description	2006	2005
None
     Supplemental disclosures of cash payments:

	Three Months Ended
	March 31,
Description	2006	2005
Income taxes paid	$131	$1,505
Interest paid	182	104
Note 8 — Computation of Income Per Common Share
     The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles the Company’s net income used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Three Months Ended
	March 31,
Description	2006	2005
Weighted Average Shares Outstanding
Basic	1,511	1,326
Potential shares from assumed exercise of stock options	19	204
Potential repurchase of shares from stock option proceeds	(7)	(21)

Assuming dilution	1,523	1,509

Net Income
Basic and assuming dilution	$464	$906

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 9 — Litigation, Contingencies and Commitments
     Reference is made to Note 20 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2005.
     Litigation. From time to time, the Company, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. In the Company’s opinion, no litigation in which the Company, subsidiaries or affiliates is a party is likely to have a material adverse effect on its financial condition, results of operation or cash flows.
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
     In August 2005, Brookwood received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) with notification that Brookwood had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant and that when the test was conducted the equipment was not operating at the required efficiency. Since that time, Brookwood has upgraded and retested the equipment, which met the requirements on the retest. RIDEM has requested additional information regarding the failed test and Brookwood’s remedial actions and has indicated that a financial penalty is possible. Brookwood is cooperating with RIDEM in resolving the issue. Based on the information available to Brookwood, if a financial penalty is imposed, the Company does not believe that it will be material.
     In September 2005, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood has applied for approval with RIDEM and has commenced remediation activities, which are anticipated to be completed by July 2006. In the 2006 first quarter, Brookwood accrued an additional $35,000 for remediation costs.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 10 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended March 31, 2006
Total revenue from external sources	$30,775			$30,775

Operating income (loss)	$2,475	$—	$(1,169)	$1,306
Other income (loss), net	(117)	(350)	108	(359)

Income (loss) before income tax	$2,358	$(350)	$(1,061)	$947

Three months ended March 31, 2005
Total revenue from external sources	$36,395	$931		$37,326

Operating income (loss)	$3,260	$—	$(1,446)	$1,814
Other income (loss), net	(132)	(419)	648	97

Income (loss) before income tax	$3,128	$(419)	$(798)	$1,911

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2005 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2005 annual report.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company is a holding company with interests in textiles and energy. In July 2005, the Company disposed of its minority investment in Hallwood Energy III, L.P (“HE III”). The Company received cash proceeds from this transaction in the amount of approximately $56,000,000. In addition, the Company paid cash dividends to its common stockholders of approximately $56,789,000 ($37.70 per share) on May 27, 2005, and approximately $9,324,000 ($6.17 per share) on August 18, 2005. The Company had approximately $15,040,000 in cash and cash equivalents at March 31, 2006.
     Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue. In addition, Hallwood Energy will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and any new properties.
     Textile Products. The Company derives substantially all of its operating revenues from the textile activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation.
     While Brookwood has enjoyed substantial revenue from its military business during the past three years, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. Military sales of $15,728,000 for the 2006 first quarter were 27% lower than the comparable period in 2005. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.
     The military has recently indicated an intention to limit orders for existing products and to adopt revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is uncertain whether Brookwood’s products will continue to comply with changing specifications as they are adopted. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and anticipates that it will participate in the bidding process for the new military products. If Brookwood’s products do not comply with the revised specifications, then it may not be able to supply those items. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sale trends.
     Unstable global nylon and chemical pricing, coupled with domestic energy costs, are causing overall cost increases, which, together with product mix, have negatively impacted Brookwood’s margins, a trend that appears likely to continue.
     Brookwood continues to identify new market niches intended to replace sales lost to importers. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminate and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.
     The textile industry is also significantly affected by legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the North American Free Trade Agreement (“NAFTA”), the World Trade Organization (“WTO”), the anti-dumping and countervailing duty remedies and enforcement activities by the U.S. Government, and the value of the U.S. dollar in relation to other currencies and world economic developments. However, under NAFTA there are no textile and apparel quotas between the U.S. and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.
     The U.S. has also approved the Central American-Dominican Republic Free Trade Agreement (“CAFTA-DR”) with five Central American countries (Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA-DR, textiles and apparel originating from CAFTA-DR countries will be duty and quota-free, provided that yarn formed in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the U.S. or other CAFTA-DR countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Bahrain, Chile, Australia, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.
     Energy. Following the sale of HE III, the Company’s remaining principal energy affiliates were HE II, HE 4 and Hallwood Exploration. The Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). These private companies were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Parker and Tarrant Counties in Texas and the Barnett Shale and Woodford Shale formation in West Texas and the Fayetteville Shale formation in East Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity. Effective December 31, 2005, the remaining private energy affiliates, were consolidated into HE 4, which was renamed Hallwood Energy. As of March 31, 2006, the Company owned approximately 26% (22% after consideration of profits interests) of Hallwood Energy.
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
     Results of Operations
     Net income for the 2006 first quarter was $464,000, compared to net income of $906,000 in 2005. Revenue for the 2006 first quarter was $30,775,000, compared to $37,326,000 in 2005.
     Revenues
     Textile products sales of $30,775,000 decreased by $5,620,000, or 15.4%, in the 2006 first quarter, compared to $36,395,000, in 2005. The decrease was principally due to a decrease of sales of specialty fabric to U.S. military contractors, as a result of decreased orders from the military to Brookwood’s customers, because of a limitation by the military for orders of existing products and the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The decline in military sales was partially offset by Brookwood’s development and marketing of new products and continued upgrade of its production equipment.
     Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2006 and 2005 periods. Its relationship with Tennier is ongoing, however, Brookwood expects reduced sales volumes with Tennier in 2006. Sales to Tennier were $9,544,000 in the 2006 first quarter, compared to $18,176,000 in 2005, which represented 31% and 50% of its net sales, respectively.
     Military sales, including the sales to Tennier, have generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit until 2005. However, Brookwood expects reduced military sales in 2006. Military sales accounted for $15,728,000 and $21,430,000 in the 2006 and 2005 first quarters, respectively, which represented 51% and 59% of its net sales, respectively.
     The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operations in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no anticipated profit element. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity. Therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. Administrative fees from energy affiliates in the 2005 first quarter were $931,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $24,819,000 for the 2006 first quarter decreased by $3,861,000, or 13.5%, compared to $28,680,000 in 2005. The 2006 decrease principally resulted from reduced sales and changes in product mix partially offset by increased energy costs of $468,000. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The reduced gross profit margin for the 2006 first quarter (19.4% versus 21.2%) principally resulted from changes in product mix and higher energy costs.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Textile products	$3,481	$4,456
Corporate	1,169	1,445
Energy	—	931

Total	$4,650	$6,832

     Textile products administrative and selling expenses of $3,481,000 for the 2006 first quarter decreased by $975,000, or 21.9%, from the 2005 amount of $4,456,000. The decrease was primarily attributable to reduced royalties and payroll expense of $656,000 and $182,000, respectively. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $123,000 and $80,000 in the 2006 and 2005 quarters, respectively.
     Corporate administrative expenses were $1,169,000 for the 2006 first quarter, compared to $1,445,000 for 2005. The decrease of $276,000, or 19.1%, was principally attributable to reduced professional fees of $234,000.
     Administrative costs for the energy affiliates in 2005 related to the Company’s former HPL subsidiary (see above).
     Other Income (Loss)
     Equity loss from investments in energy affiliates, relating to the Company’s pro rata share of loss in the affiliates, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Hallwood Energy	$(350)	$(141)
HE III	—	(165)

Total	$(350)	$(306)

     The 2006 results for Hallwood Energy include production from two wells in the Fort Worth Basin, while operations in the Delaware Basin, South Louisiana and East Arkansas regions remain in the exploratory stage at March 31, 2006.
     The 2005 amount for Hallwood Energy represents the aggregate results of HE II, HE 4 and Hallwood Exploration for comparability purposes.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     HE III commenced commercial production and sales of natural gas in June 2004. As discussed in Note 3 to the financial statements, on July 18, 2005, HE III completed a merger with Chesapeake Energy Corporation and one of its subsidiaries (“Chesapeake”), under which Chesapeake acquired HE III.
     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who is not otherwise affiliated with the Company, to purchase the officer’s four percent profit interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase was settled by the energy affiliates on July 1, 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter, and the Company reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.
     Interest expense of $117,000 in the 2006 quarter and $132,000 for the 2005 quarter, principally relates to Brookwood’s Key Bank revolving credit facility. The decrease in interest expense was principally due to a reduction in the average outstanding loan amount, partially offset by increasing interest rates.
     Interest and other income was $108,000 in the 2006 first quarter, compared to $648,000 in 2005. The 2006 decrease was principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower income from investments in marketable securities which were sold or matured in 2005.
     The Company sold its interest in Hallwood Energy Corporation (“HEC”) in December 2004. At December 31, 2004, the Company recorded a receivable for $500,000 for the anticipated additional amount the Company would receive from the disposition of its HEC investment upon final calculation of HEC’s working capital. In April 2005, the Company received $387,000 as its proportionate share of the working capital. Accordingly, the Company reduced the gain from the disposition of HEC by $113,000 in the 2005 first quarter.
     Income Taxes
     Following is a schedule of income tax expense (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Federal
Deferred	$250	$491
Current	—	6

Sub-total	250	497

State	233	508

Total	$483	$1,005

     At March 31, 2006, the deferred tax asset was attributable solely to temporary differences, that upon reversal, could be utilized to offset income from operations. The effective federal tax rate in both periods was 35%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates, which vary from -0- to 17%.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Investments in Energy Affiliates
     At March 31, 2006, the Company owned approximately 26% (22% after consideration of profits interests) of Hallwood Energy.
     On December 31, 2005, the Company had investments in three energy affiliates; HE II, HE 4 and Hallwood Exploration. Investments in two other energy affiliates, HEC and HE III, were sold in December 2004 and July 2005, respectively. Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy.
     The partners’ interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former affiliates, as follows (in thousands):

	Years Ended December 31,
Entity	2005	2004	Total
HE 4	$22,325	$—	$22,325
HE II	11,581	2,430	14,011
Hallwood Exploration	3,288	1,336	4,624
Accumulated equity income (loss)	128	(234)	(106)

Total	$37,322	$3,532	$40,854

     In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.
     In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of March 31, 2006. It is anticipated that the facility will be fully drawn by June 2006.
     During the first quarter of 2006, Hallwood Energy entered into a Participation Agreement with Activa Resources, Ltd. Under the Agreement, upon Activa’s payment of approximately $4.96 million to Hallwood Energy, which was received in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in East Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 1 for the first of two initial wells. Hallwood Energy has commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells, but must pay 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells.
     In addition, the Participation Agreement establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.
     In April 2006, Hallwood Energy sold a 5% limited partner interest to an affiliate of its lender, which decreased the Company’s ownership interest to 25% (20% after consideration of profit interests).
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of May 1, 2006. Forward looking information, including information concerning anticipated expenditures and budgeted drilling, is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions. Actual expenditures and activity may vary widely depending on a number of factors, including the availability and cost of drilling rigs, personnel and other services, regulatory requirements, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in the section entitled “Business–Competition, Risks and Other Factors”

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Hallwood Energy
	Delaware	Fort Worth
	Basin	Basin	South	East
Description	Texas (a)	Texas (a)	Louisiana (b)	Arkansas (c)	Total
Principal focus	Barnett and Woodford Shale	Barnett Shale	Salt Dome	Fayetteville Shale
Initial funding	3rd Quarter 2004	3rdQuarter 2004	1stQuarter 2004	3rdQuarter 2005
Company investment					$43,681,000 (d)
Company ownership percentage (e)					25%/20%
Net acres held (f)	43,300	1,700	(h)	339,000
Well type: (g)
Horizontal	2	5			7
Vertical				1	1
Well status:
Producing		2			2
Drilling	2			1	3
Completing/connecting		3			3
Net production (Mcf/day)		870			870
Additional partner investment anticipated through December 31, 2006:
Total					$60,000,000
Company share (i)					$15,000,000
Budget through December 31, 2006:
Number of wells to be drilled (g)	8	12	6	39	65
Capital expenditures	$75,700,000	$34,700,000	$19,800,000	$206,800,00	$337,000,000

a)	Formerly part of HE II

b)	Formerly part of Hallwood Exploration

c)	Formerly part of HE 4

d)	Represents $40,960,000 (including $889,000 of pipe inventory distributed to the Company by HE III in connection with the sale of HE III in July 2005, and recontributed to HE II) from HE 4, HE II and Hallwood Exploration at the December 31, 2005 consolidation date and an additional investment of $2,721,000 in 2006.

e)	Before and after consideration of profit interests held by management of Hallwood Energy.

f)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest. For East Arkansas excludes in excess of 164,000 acres, which were under contract to be acquired, but for which title work has not been completed, some of which management believes will not ultimately be acquired.

g)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.

h)	Hallwood Energy holds options to acquire leases on approximately 36,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

i)	Represents the Company’s proportionate share of capital contributions currently budgeted by the Hallwood Energy. These budgets are subject to change, which would affect the Company’s anticipated contribution. In addition, subject to conditions at the time of any contribution, the Company may elect to contribute more or less than its proportionate share.

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
     Fort Worth Basin, Texas
     Hallwood Energy has leased one drilling rig for this field in Parker and Tarrant counties. The primary objective formation is the Barnett Shale, which appears to have a range in depth from 5,000 to 7,000 feet and to have a thickness of 200 to 400 feet. Drilling activities commenced in the 2005 fourth quarter. The first well was completed and production commenced in January 2006. A second well was drilled and producing prior to March 1, 2006 and three additional test wells have been drilled to depths from 4,500 to 6,500 feet and are waiting completion and pipeline connections. Thereafter, drilling and development plans will be determined based on the results of these initial wells.
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
     Hallwood Energy commenced drilling activities in the 2006 first quarter with one rig under contract. Prior to the end of the 2006 second quarter, it has budgeted drilling eleven test wells to depths up to 6,000 to 7,000 feet and to have three rigs operating by December 2006. Thereafter, drilling and development plans will be determined based on the results of these initial wells. Hallwood Energy is currently negotiating for access to drilling rigs for these wells. Its ability to adhere to this schedule will depend to a significant extent on the availability of drilling rigs and other services. Because of the significant industry interest in this area, rigs and services are in extremely high demand.
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
     In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable in the amount of $470,000 for the settlement of a working capital adjustment with HPL. The receivable will be contributed to Hallwood Energy in 2006 as an additional capital investment.
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
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2005.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Consulting fees	$249	$242
Office space and administrative services	105	108

Total	$354	$350

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
     Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended March 31, 2006 and 2005, HIL reimbursed the Company $38,000 and $28,000, respectively, for such expenses.
     Hallwood Energy. Beginning August 1, 2005, Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the three months period ended March 31, 2006, Hallwood Energy reimbursed the Company $70,000 for such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2006 (in thousands):

	Payments Due During the Year Ending December 31,
	2006*	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Long term debt	$267	$280	$152	$27	$6,902	$—	$7,628
Redeemable preferred stock	—	—	—	—	1,000	—	1,000
Operating leases	792	951	924	571	538	1,883	5,659

Total	$1,059	$1,231	$1,076	$598	$8,440	$1,883	$14,287

*	For the nine months ended December 31, 2006.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of March 31, 2006, are $390,000 for the nine months ending December 31, 2006 and $499,000, $484,000, $476,000, and $475,000, for the years ending December 31, 2007 through December 31, 2010, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $26,764,000 at March 31, 2006). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2006	2005	2005	2005
Total debt to tangible net worth	must be less than 1.50	0.75	0.65	0.69	0.83
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first quarter in 2006 and for all quarters in 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $1,608,000 during the 2006 first quarter to $15,040,000 as of March 31, 2006. The principal sources of cash were $1,020,000 provided by operating activities and $816,000 from net bank borrowings. The primary uses of cash were $2,721,000 for an additional investment in Hallwood Energy and $723,000 for property, plant and equipment.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At March 31, 2006, Brookwood had approximately $15,098,000 of unused borrowing capacity under its revolving line of credit facility and $2,274,000 under its equipment facility.
     Brookwood paid cash dividends to the Company of $2,000,000 in the 2006 first quarter and $8,000,000 for all of 2005. In addition, Brookwood made payments to the Company of $98,000 in the 2006 first quarter and $4,552,000 for all of 2005 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Key Bank credit facility. There were no significant additional capital requirements as of March 31, 2006.
     Energy. Hallwood Energy anticipates that substantial additional debt or equity funding will be required over the next few years to complete budgeted property acquisition, exploration and development activities. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and has drawn $40,000,000 as of March 31, 2006. It is anticipated that the facility will be fully drawn by June 2006. In addition, Hallwood Energy currently anticipates making a request for additional capital contributions in the amount of $60,000,000 from its partners during 2006. If this request is made in this amount, then the Company will be required to fund approximately $15,000,000 to maintain its proportionate interest in Hallwood Energy. The Company believes that a contribution in this amount can be made from existing cash and cash flow from operations.
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
     Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position and its anticipated cash flow from operations, the Company believes it has sufficient funds to meet its liquidity needs, although future capital requirements by Hallwood Energy may impact its liquidity.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2005 in the section entitled “Business – Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended March 31, 2006.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of March 31, 2006, the Company’s total outstanding loans payable of $7,628,000 were comprised of $176,000 of fixed rate debt and $7,452,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $75,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of March 31, 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communication from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In March 2005 and April 2006, the Company received communications from its independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. Brookwood is currently implementing a new order processing and inventory control system and updating its general ledger system, which will integrate various accounting processes. The new systems will further aid in accelerating and automating the financial closing process. In addition, Brookwood has updated its recordkeeping related to its subsidiary stock option plan.
     Internal Controls. Other than the improvements noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect these controls.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 8 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders	None

5	Other Information	None

6	Exhibits
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: May 12, 2006	By:	/s/ Melvin J. Melle Melvin J. Melle, Vice President
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