Form 10-Q
period 2006-06-30
HALLWOOD GROUP INC
filed 2006-08-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

For the Period Ended June 30, 2006	Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware	51-0261339
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 528-5588
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered

Common Stock ($0.10 par value)	American Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2006, based on the closing price of $112.53 per share on the American Stock Exchange, was $55,075,000.
     1,514,595 shares of Common Stock, $0.10 par value per share, were outstanding at July 31, 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$15,015	$16,648
Accounts receivable
Trade and other	18,248	18,987
Related parties	679	616
Inventories	16,834	16,879
Prepaid income taxes	1,459	1,322
Prepaids, deposits and other assets	1,055	831
Deferred income tax	1,029	1,029

	54,319	56,312
Noncurrent Assets
Investments in energy affiliates	42,541	40,854
Property, plant and equipment, net	12,819	11,358
Other assets	293	277

	55,653	52,489

Total Assets	$109,972	$108,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,792	$7,274
Accrued expenses and other current liabilities	3,523	4,848
Current portion of loans payable	330	352
Income taxes payable	21	9

	13,666	12,483
Noncurrent Liabilities
Long term portion of loans payable	6,308	6,460
Redeemable preferred stock	1,000	1,000
Deferred income tax	397	415

	7,705	7,875

Total Liabilities	21,371	20,358

Stockholders’ Equity
Common stock, issued 2,396,105 and 2,396,103 shares, respectively; outstanding 1,514,595 and 1,511,218 shares, respectively	240	240
Additional paid-in capital	56,395	56,258
Retained earnings	45,097	45,126
Treasury stock, 881,510 and 884,885 shares, respectively; at cost	(13,131)	(13,181)

Total Stockholders’ Equity	88,601	88,443

Total Liabilities and Stockholders’ Equity	$109,972	$108,801

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Revenues
Textile products sales	$59,473	$71,684
Administrative fees from energy affiliates	—	1,499

	59,473	73,183

Expenses
Textile products cost of sales	48,817	56,502
Administrative and selling expenses	9,282	18,841

	58,099	75,343

Operating income (loss)	1,374	(2,160)

Other Income (Loss)
Equity income (loss) from investments in energy affiliates	(1,034)	194
Interest expense	(251)	(302)
Interest and other income	234	848
Adjustment to gain from disposition of HEC	—	(113)

	(1,051)	627

Income (loss) before income tax expense	323	(1,533)
Income tax expense	358	1,878

Net Loss	$(35)	$(3,411)

Net Loss Per Common Share
Basic	$(0.02)	$(2.47)

Assuming dilution	$(0.02)	$(2.47)

Weighted Average Shares Outstanding
Basic	1,513	1,379

Assuming dilution	1,513	1,379

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenues
Textile products sales	$28,698	$35,289
Administrative fees from energy affiliates	—	568

	28,698	35,857

Expenses
Textile products cost of sales	23,998	27,822
Administrative and selling expenses	4,632	12,011

	28,630	39,833

Operating income (loss)	68	(3,976)

Other Income (Loss)
Equity income (loss) from investments in energy affiliates	(684)	500
Interest expense	(134)	(168)
Interest and other income	126	200

	(692)	532

Loss before income tax expense (benefit)	(624)	(3,444)
Income tax expense (benefit)	(125)	873

Net Loss	$(499)	$(4,317)

Net Loss Per Common Share
Basic	$(0.33)	$(3.02)

Assuming dilution	$(0.33)	$(3.02)

Weighted Average Shares Outstanding
Basic	1,514	1,431

Assuming dilution	1,514	1,431

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2006	2,396	$240	$56,258	$45,126	885	$(13,181)	$88,443

Net loss				(35)			(35)

Reissuance of treasury shares from exercise of stock options and related income tax effect			137	6	(3)	50	193

Balance, June 30, 2006	2,396	$240	$56,395	$45,097	882	$(13,131)	$88,601

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35)	$(3,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	922	934
Equity income/loss from investments in energy affiliates	1,034	(194)
Deferred tax expense (benefit)	(19)	239
Proceeds from sale of marketable securities	—	5,836
Loss from investments in marketable securities	—	62
Adjustment to gain from disposition of HEC	—	113
Excess tax benefits from share-based payment arrangements	(137)	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	1,966	(1,197)
Decrease in inventories	45	6,514
(Increase) decrease in accounts receivable	676	(93)
Increase (decrease) in accrued expenses and other current liabilities	(1,325)	(567)
Increase (decrease) in income taxes payable	12	—
Net change in other assets and liabilities	(239)	(1,048)
Discontinued operations:
Net change in other assets and liabilities	—	120

Net cash provided by operating activities	2,900	7,308

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in energy affiliates	(2,721)	(5,669)
Investments in property, plant and equipment, net	(1,831)	(1,452)
Proceeds from sale of investment in HEC	—	387
Discontinued operations:
Proceeds from sale of investments in HRP, net	—	59

Net cash (used in) investing activities	(4,552)	(6,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	—	3,175
Repayment of other bank borrowings and loans payable	(174)	(177)
Proceeds from exercise of stock options	56	2,207
Cash dividends on common stock	—	(56,789)
Excess tax benefits from share-based payment arrangements	137	—

Net cash provided by (used in) financing activities	19	(51,584)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,633)	(50,951)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,648	71,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,015	$20,598

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
Note 1—Interim Condensed Consolidated Financial Statements, Accounting Policies and
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
     Energy. Prior to January 1, 2006, the Company had investments in Hallwood Energy III, L.P. (“HE III”), Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for its investments using the equity method of accounting. HE III was sold in July 2005. Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). At the consolidation date, Hallwood Energy was principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Parker, Hood and Tarrant Counties in Texas and the Barnett Shale and Woodford Shale formations in West Texas and in the Fayetteville Shale formation of East Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.
     Following the completion of the energy consolidation, all energy activities are now conducted by Hallwood Energy. At June 30, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in West Texas and all of its interest in the Parker, Hood and Tarrant County Texas properties to Chesapeake Energy Corporation (“Chesapeake”). Chesapeake assumed operation of these properties. See Note 3.
     Following the July 2006 sale to Chesapeake, Hallwood Energy’s management has classified its energy investments into three identifiable areas: East Arkansas, South Louisiana and West Texas.
     New Accounting Pronouncements. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” using a modified method of prospective application. See Note 5.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt FIN 48 in the first quarter of 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.
Note 2—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$5,888	$6,257
Work in progress	3,576	5,103
Finished goods	8,115	6,093

	17,579	17,453
Less: Obsolescence reserve	(745)	(574)

Total	$16,834	$16,879

Note 3—Investments in Energy Affiliates
     Investments in energy affiliates as of the balance sheet dates were as follows (in thousands):
Hallwood Energy, L.P.

		Amount at		Income (loss) for the
		which carried at		six months ended
	Cost as of	June 30,	December 31,	June 30,
Description of Investment	June 30, 2006	2006	2005	2006	2005
Hallwood Energy, L.P.

- Limited partner interest	$43,675	$42,536	$40,848	$(1,034)	$(157)
- General partner interest	6	5	6	—	—

Total	$43,681	$42,541	$40,854	$(1,034)	$(157)

     At June 30, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
     Effective December 31, 2005, HE II, and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy. In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy. The equity loss for the six months ended June 30, 2005 is an aggregate of the losses previously reported by HE II, HE 4 and Hallwood Exploration.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
     The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, as follows (in thousands):

Entity
HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624
Accumulated equity income (loss)	(106)

Total	$40,854

     The HE II investment includes a non-cash contribution of $889,000 in July 2005, which was the result of a deemed distribution of the Company’s proportionate share of certain pipe inventory owned by HE III at the time of HE III’s disposition, which was then contributed to HE II as an additional capital investment.
     Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. Following the July 2006 sale of its properties in the Fort Worth Basin, Texas (discussed below), Hallwood Energy’s management has classified its energy investments into three identifiable areas: East Arkansas, South Louisiana and West Texas.
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
     A description of Hallwood Energy’s activities are provided below.
          In February 2006, Hallwood Energy entered into a $65,000,000 loan facility and had drawn $40,000,000 as of June 30, 2006. It is anticipated that the facility will be fully drawn by October 2006.
          During the first quarter of 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately $4,960,000 to Hallwood Energy, which was received in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in East Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 1 for the first of two initial wells. Hallwood Energy has commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells.
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
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in West Texas and all of its interest in the Parker, Hood and Tarrant County Texas properties to Chesapeake. Chesapeake assumed operation of these properties. The purchase price was $39,400,000, including reimbursement of certain development and drilling costs, subject to any post closing adjustments. Completion of the transaction will enable Hallwood Energy to increase its operational focus on its properties in Arkansas and Louisiana and reduce its capital requirements in West Texas while retaining a significant interest in the economic potential of the West Texas properties.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
     The following table sets forth summarized statement of operations data for Hallwood Energy for the six months ended June 30, 2006 (in thousands):

Revenues and Other Income
Natural gas sales	$778
Interest and other income	1,005

Total revenues and other income	1,783

Operating and Other Expenses
Operating expenses	5,408
Depreciation and depletion	420
Other expenses	2

Total operating and other expenses	5,830

Net Loss	$(4,047)

Hallwood Energy III, L.P.

	As of June 30, 2006		Amount at		Income (loss) for the
		Cost or	which carried at		six months ended
	Number of	ascribed	June 30,	December 31,	June 30,
Description of Investment	units held	value	2006	2005	2006	2005
Hallwood Energy III, L.P.
- Limited partner interest	N/A	—	—	—	—	$351

     Prior to the sale of HE III in July 2005 (discussed below), the Company owned approximately 28% (24% after consideration of profit interests) of HE III. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE III’s net income (loss) and partner capital transactions. In 2004, the Company invested $4,705,000 in HE III, which was formed primarily to acquire and develop oil and gas lease holdings in the Barnett Shale formation of Johnson and Hill Counties, Texas. In March 2005, the Company invested an additional $4,251,000 in HE III.
     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who was not otherwise affiliated with the Company, to purchase the officer’s four percent profit interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase was settled by the energy affiliates in July 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and the Company reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.
     Sale of HE III. In July 2005, HE III completed a merger with Chesapeake. In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable in the amount of $470,000 for the settlement of a working capital adjustment with HPL. The receivable is expected to be contributed to Hallwood Energy in 2006 as an additional capital investment.
     Certain of the Company’s officers and directors were investors in HE III. In addition, as members of management of HE III, one director and officer and one officer of the Company held a profit interest in HE III.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
Hallwood Energy Corporation
     In December 2004, Hallwood Energy Corporation (“HEC”), a former affiliate, completed a merger with Chesapeake, under which Chesapeake acquired HEC. In connection with the merger, the Company sold its 28% ownership interest (22% after consideration of stock options) of HEC and received a cash payment of $53,793,000. The Company also recorded a receivable in the amount of $500,000 for the settlement of HEC’s working capital. The Company received $387,000 in April 2005 as its share of the working capital and recorded an adjustment to the gain from the disposition of HEC in the amount of $113,000.
Hallwood Petroleum, LLC
     The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and had no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity. Therefore, HPL was transferred, for nominal consideration to officers of the energy affiliates that were not officers of the Company. The transfer was completed in May 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 consolidation.
Other Entities
     The Company invested nominal amounts in other affiliated entities which principally served as the general partners for the energy affiliates. These entities were included in the energy consolidation on December 31, 2005.
Note 4 — Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Bank debt
Revolving credit facility, interest at Libor +1.25% - 1.75% or Prime plus 0.25%, due January 2010	$6,000	$6,000
Equipment term loans, interest at various rates, due at various dates from March 2007 through February 2009	638	812

Total	6,638	6,812
Current portion	(330)	(352)

Noncurrent portion	$6,308	$6,460

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility (prior to the renewal discussed below) bore interest at Brookwood’s option of Prime plus 0.25%, or Libor plus 1.75% — 3.00% (variable depending on compliance ratios) and contained various covenants. The interest rate was 7.07% at June 30, 2006. The outstanding balance at June 30, 2006 was $6,000,000 and Brookwood had $16,000,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment term loans varied between 5.60% and 8.57% at June 30, 2006. The outstanding balance at June 30, 2006 was $638,000 and Brookwood had $2,362,000 of borrowing availability under this facility.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
     Loan Covenants. The Key Working Capital Revolving Credit Facility provides for a total debt to tangible net worth ratio covenant and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar, beginning with the quarter ended March 31, 2005. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. Brookwood was in compliance with its loan covenants for the first two quarters of 2006 and for all quarters in 2005.
     Renewal of Credit Facilities. Both of the Key Bank facilities, which had original maturities of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities and the loan covenants were unchanged; however, the interest rate on the Key Working Capital Revolving Credit Facility was reduced, at Brookwood’s option, to Prime plus 0.25% or Libor + 1.25% - 1.75% (variable depending on compliance ratios).
Note 5 — Stockholders’ Equity
     Stock Options. The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company. The 1995 Plan authorized options to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant. In May and June 2005, directors and officers exercised 184,875 options to purchase shares of the Company’s common stock. The Company issued common shares from its treasury stock.
     In May 2006, the estate of a former officer of the Company exercised its remaining options to purchase 3,375 shares of the Company’s common stock. The Company received proceeds of $56,000 from the exercise of these options and reissued the shares out of treasury stock. The $6,000 difference between the option proceeds and the average cost of reissued treasury shares of $50,000 was recorded as an increase in retained earnings.
     At June 30, 2006, the Company had 15,750 fully vested outstanding options, of which 11,250 expire in 2007 and 4,500 expire in 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected; however, no new options can be issued under the 1995 Plan.
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in the first six months of 2006 or 2005. Because all of the Company’s stock options are fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R).
     Option activity for the six months ended June 30, 2006 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding, January 1, 2006	19,125	$15.10
Granted	—	—
Exercised	(3,375)	16.58
Forfeited	—	—

Outstanding, June 30, 2006	15,750	$14.79	1.83	$1,539,000

Options exercisable at June 30, 2006	15,750		1.83	$1,539,000

Vested at June 30, 2006	15,750		1.83	$1,539,000

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2006 second quarter and the exercise price, multiplied by the number of options).
Note 6 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Federal
Deferred	$(269)	$(252)	$(19)	$239
Current	—	650	—	656

Sub-total	(269)	398	(19)	895

State	144	475	377	983

Total	$(125)	$873	$358	$1,878

     The net deferred tax asset was $632,000 and $614,000 at June 30, 2006 and December 31, 2005, respectively. The deferred tax asset was attributable solely to temporary differences, that upon reversal, can be utilized to offset income from operations. The effective federal tax rate in both periods was 35%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates, which vary from 0% to 17%.
Note 7 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2006	2005
Change in accrued capital expenditures accounts payable	$552	—

Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	—	$218
Prepaids, deposits and other assets	—	85
Property, plant and equipment, net	—	588
Other noncurrent assets	—	138
Accounts payable	—	(584)
Accrued expenses and other current liabilities	—	(445)

	—	$—

Income tax effect from exercise of stock options:
Income taxes payable	—	$(1,651)
Additional paid-in capital	—	1,651

	—	$—

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
     Supplemental disclosures of cash payments:

	Six Months Ended
	June 30,
Description	2006	2005
Income taxes paid	$365	$2,121
Interest paid	316	260
Note 8 — Computation of Loss Per Common Share
     The following table reconciles weighted average shares outstanding from basic to assuming dilution methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2006	2005	2006	2005
Weighted Average Shares Outstanding
Basic	1,514	1,431	1,513	1,379
Potential shares from assumed exercise of stock options	—	—	—	—
Potential repurchase of shares from stock option proceeds	—	—	—	—

Assuming dilution	1,514	1,431	1,513	1,379

Net Loss
Basic and assuming dilution	$(499)	$(4,317)	$(35)	$(3,411)

     Due to the losses in the 2006 and 2005 periods, potential shares from assumed exercise of stock options in the amounts of 14,000 and 76,000 shares for the three month periods in 2006 and 2005, respectively, and 14,000 and 129,000 for the six month periods, respectively, were antidilutive.
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
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Brookwood’s subsidiary, Kenyon Industries, Inc. (“Kenyon”), alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision has been rendered. Complying with the RIDOH requirements would necessitate revamping of the plant’s water supply system and associated costs of approximately $100,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2006 and 2005
(unaudited)
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
     In September 2005, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood applied for approval with RIDEM and commenced remediation activities, which were completed in July 2006. In the 2006 first quarter, Brookwood accrued an additional $35,000 for remediation costs.
Note 10 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended June 30, 2006
Total revenue from external sources	$28,698			$28,698

Operating income (loss)	$1,401	$—	$(1,333)	$68
Other income (loss), net	(134)	(684)	126	(692)

Income (loss) before income tax	$1,267	$(684)	$(1,207)	$(624)

Three months ended June 30, 2005
Total revenue from external sources	$35,289	$568		$35,857

Operating income (loss)	$3,433	$—	$(7,409)	$(3,976)
Other income (loss), net	(168)	500	200	532

Income (loss) before income tax	$3,265	$500	$(7,209)	$(3,444)

Six months ended June 30, 2006
Total revenue from external sources	$59,473			$59,473

Operating income (loss)	$3,876	$—	$(2,502)	$1,374
Other income (loss), net	(251)	(1,034)	234	(1,051)

Income (loss) before income tax	$3,625	$(1,034)	$(2,268)	$323

Six months ended June 30, 2005
Total revenue from external sources	$71,684	$1,499		$73,183

Operating income (loss)	$6,693	$—	$(8,853)	$(2,160)
Other income (loss), net	(301)	194	734	627

Income (loss) before income tax	$6,392	$194	$(8,119)	$(1,533)

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company is a holding company with interests in textile products and energy. In July 2005, the Company disposed of its investment in Hallwood Energy III, L.P (“HE III”). The Company received cash proceeds from this transaction in the amount of approximately $56,000,000. In May 2005 and August 2005, the Company paid cash dividends to its common stockholders of approximately $56,789,000 ($37.70 per share) and $9,324,000 ($6.17 per share), respectively.
     Although the Company’s textile products activities have generated positive cash flow in recent years, there is no assurance that this trend will continue. In addition, Hallwood Energy will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and any new properties.
     Textile Products. The Company derives substantially all of its operating revenues from the textile products activities of its Brookwood Companies Incorporated (“Brookwood”) subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation.
     While Brookwood has enjoyed substantial revenue from its military business during the past three years, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. Military sales of $13,186,000 and $28,914,000 for the 2006 second quarter and six month periods, respectively, were each 27% lower than the comparable periods in 2005. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.
     The military has recently indicated an intention to limit orders for existing products and to adopt revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is uncertain whether Brookwood’s products will continue to comply with changing specifications as they are adopted. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and anticipates that it will participate in the bidding process for the new military products. If Brookwood’s products do not comply with the revised specifications or are not selected by the U.S. Government for any other reason, then Brookwood may not be able to supply those items. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sale trends.
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
     The U.S. has also approved the Central American-Dominican Republic Free Trade Agreement (“CAFTA-DR”) with six Central American countries (Costa Rica, Dominican Republic, El Salvador, Guatemala, Honduras and Nicaragua). Under

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAFTA-DR, textiles and apparel originating from CAFTA-DR countries will be duty and quota-free, provided that yarn formed in the U.S. or other CAFTA-DR countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Bahrain, Chile, Australia, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.
     Energy. Following the sale of Hallwood Energy III, L.P. (“HE III”) in July 2005, the Company’s remaining principal energy affiliates were Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). These private companies were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Parker, Hood and Tarrant Counties in Texas and the Barnett Shale and Woodford Shale formation in West Texas and the Fayetteville Shale formation in East Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity. Effective December 31, 2005, the remaining private energy affiliates, were consolidated into HE 4, which was renamed Hallwood Energy L.P. (“Hallwood Energy”). As of June 30, 2006, the Company owned approximately 25% (20% after consideration of profits interests) of Hallwood Energy.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in West Texas and all of its interest in the Parker, Hood and Tarrant County properties in Texas to Chesapeake Energy Corporation (“Chesapeake”). Chesapeake assumed operation of these properties.
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
     Results of Operations
     The net loss for the 2006 second quarter was $499,000, compared to a net loss of $4,317,000 in 2005. Revenue for the 2006 second quarter was $28,698,000, compared to $35,857,000 in 2005.
     The net loss for the 2006 six month period was $35,000 compared to a net loss of $3,411,000 in 2005. Revenue for the 2006 six month period was $59,473,000, compared to $73,183,000 in 2005.
     Revenues
     Textile products sales of $28,698,000 decreased by $6,591,000, or 18.7%, in the 2006 second quarter, compared to $35,289,000 in 2005. Sales for the six month period decreased by $12,211,000, or 17.0%, to $59,473,000, compared to $71,684,000 in 2005. The decreases were principally due to a decrease of sales of specialty fabric to U.S. military contractors, as a result of decreased orders from the military to Brookwood’s customers, because of a limitation by the military for orders of existing products and the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The decline in military sales was partially offset by Brookwood’s development and marketing of new products and continued upgrade of its production equipment.
     Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2006 and 2005 three month and six month periods. Its relationship with Tennier is ongoing, however, Brookwood expects reduced sales volumes with Tennier in 2006. Sales to Tennier were $7,152,000 and $16,695,000 in the 2006 second quarter and six month periods, respectively, compared to $15,309,000 and $33,485,000 in 2005. Sales to Tennier represented 24.9% and 43.4% of Brookwood’s net sales in the 2006 and 2005 quarters, respectively, and 28.1% and 46.7% in the 2006 and 2005 six month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Military sales, including the sales to Tennier, have generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit until 2005. However, Brookwood expects reduced military sales in 2006. Military sales accounted for $13,186,000 and $28,914,000 in the 2006 second quarter and six month periods, respectively, compared to $18,106,000 and $39,537,000 in 2005. The military sales represented 45.9% and 51.3% of Brookwood’s net sales in the 2006 and 2005 quarters, respectively, and 48.6% and 55.2% in the 2006 and 2005 six month periods, respectively.
     The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operations in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no profit element. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity. Therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed in May 2005. Administrative fees from energy affiliates in the 2005 second quarter and six month periods were $568,000 and $1,499,000, respectively.
     Expenses
     Textile products cost of sales of $23,998,000 for the 2006 second quarter decreased by $3,824,000, or 13.7%, compared to $27,822,000 in 2005. For the six month periods, textile products cost of sales of $48,817,000 for 2006 decreased by $7,685,000, or 13.6%, compared to $56,502,000 in 2005. The 2006 decreases principally resulted from reduced sales and changes in product mix, partially offset by increased energy costs of $734,000 and increased freight costs of $197,000. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The reduced gross profit margin for the 2006 second quarter (16.4% versus 21.2%) and six month periods (17.9% versus 21.2%) principally resulted from changes in product mix and higher energy costs.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Textile products	$3,299	$4,034	$6,780	$8,489
Corporate	1,333	7,409	2,502	8,853
Energy	—	568	—	1,499

Total	$4,632	$12,011	$9,282	$18,841

     Textile products administrative and selling expenses of $3,299,000 for the 2006 second quarter decreased by $735,000, or 18.2%, from the 2005 amount of $4,034,000. For the six months, selling and administrative expenses were $6,780,000, compared to $8,489,000 in 2005. The decreases were primarily attributable to reduced royalties of $573,000 and $1,229,000, partially offset by costs related to the dissolution of an inactive subsidiary of $360,000 and $434,000, in the 2006 second quarter and six month periods, respectively. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $334,000 and $160,000 in the 2006 and 2005 six month periods, respectively.
     Corporate administrative expenses were $1,333,000 for the 2006 second quarter, compared to $7,409,000 for 2005. For the six months, corporate expenses were $2,502,000, compared to $8,853,000 in 2005. The decreases of $6,076,000 and $6,351,000 were principally attributable to bonus awards in the 2005 second quarter of $5,000,000 to Mr. Gumbiner and $905,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock of the Company, in lieu of amounts such option holders would have received had they exercised their options prior to the record date of the May 2005 cash distributions. Professional fees increased by $76,000 for the 2006 quarter and decreased by $159,000 for the 2006 six month period, compared to the 2005 periods.

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
     Other Income (Loss)
     Equity income (loss) from investments in energy affiliates, relating to the Company’s pro rata share of loss in the affiliates, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Hallwood Energy	$(684)	$(16)	$(1,034)	$(157)
HE III	—	516	—	351

Total	$(684)	$500	$(1,034)	$194

     The 2006 results for Hallwood Energy include production from two wells in the Fort Worth Basin, while operations in the West Texas, South Louisiana and East Arkansas regions remain in the exploratory stage at June 30, 2006. The West Texas and East Arkansas areas are currently drilling while the first Louisiana well is expected to spud in September 2006.
     The 2005 amounts for Hallwood Energy represents the aggregate results of HE II, HE 4 and Hallwood Exploration for comparability purposes.
     HE III commenced commercial production and sales of natural gas in June 2004. On July 18, 2005, HE III completed a merger with Chesapeake, under which Chesapeake acquired HE III. See Note 3.
     In March 2005, an agreement was entered into with a former officer of the energy affiliates, who was not otherwise affiliated with the Company, to purchase the officer’s four percent profit interest in the energy affiliates for $4,000,000, of which $3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase was settled by the energy affiliates in July 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter, and the Company reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.
     Interest expense was $134,000 and $251,000 in the 2006 second quarter and six month periods, respectively, compared to $168,000 and $302,000 in the 2005 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The decreases in interest expense were principally due to a reduction in the average outstanding loan amount, partially offset by increasing interest rates.
     Interest and other income was $126,000 and $234,000 in the 2006 second quarter and six month periods, respectively, compared to $200,000 and $848,000 in 2005. The 2006 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower income from investments in marketable securities which were sold or matured in 2005.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Federal
Deferred	$(269)	$(252)	$(19)	$239
Current	—	650	—	656

Sub-total	(269)	398	(19)	895

State	144	475	377	983

Total	$(125)	$873	$358	$1,878

     At June 30, 2006, the deferred tax asset was attributable solely to temporary differences, that upon reversal, could be utilized to offset income from operations. The effective federal tax rate in both periods was 35%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates, which vary from 0% to 17%. Income tax expense in the 2005 periods includes a limitation on the deductibility of executive compensation.
     Investments in Energy Affiliates
     At June 30, 2006, the Company owned approximately 25% (20% after consideration of profits interests) of Hallwood Energy.
     On December 31, 2005, the Company had investments in three energy affiliates: HE II, HE 4 and Hallwood Exploration. Investments in two other energy affiliates, HEC and HE III, were sold in December 2004 and July 2005, respectively. Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy.
     The partners’ interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former affiliates, as follows (in thousands):

Entity
HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624
Accumulated equity income (loss)	(106)

Total	$40,854

     In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.
     In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of June 30, 2006. It is anticipated that the facility will be fully drawn by October 2006.
     During the first quarter of 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately $4,960,000 to Hallwood Energy, which was received in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in East Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 1 for the first of two initial wells. Hallwood Energy has commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells.

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
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in West Texas and all of its interest in the Parker, Hood and Tarrant County Texas properties to Chesapeake. Chesapeake assumed operation of these properties. The purchase price was $39,400,000, including reimbursement of certain development and drilling costs, subject to any post closing adjustments. Completion of the transaction will enable Hallwood Energy to increase its operational focus on its properties in Arkansas and Louisiana and reduce its capital requirements in West Texas while retaining a significant interest in the economic potential of the West Texas properties.
     Following the July 2006 sale to Chesapeake, Hallwood Energy’s management has classified its energy investments into three identifiable areas: East Arkansas, South Louisiana and West Texas.
     Management of Hallwood Energy is currently evaluating its drilling plans and capital requirements for the remainder of 2006 and calendar year 2007. In the early stages of the development of its three operating areas, the drilling plans and capital requirements can vary widely and are dependent upon a number of factors, including the availability and cost of drilling rigs, personnel and other services, regulatory requirements, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in the section entitled “Business–Competition, Risks and Other Factors”. Hallwood Energy’s anticipated capital expenditures and capital requirements through December 31, 2006 have been reduced significantly by the July 2006 sale to Chesapeake, including the impact from the sales proceeds as well as the decrease in future capital expenditures in Texas. In addition, results to date in Arkansas have been inconclusive. Hallwood Energy may slow down its plan for capital expenditures for 2006 in this area until it determines how best to exploit its acreage there. Hallwood Energy may also consider additional strategic partnering arrangements for drilling and development.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of August 1, 2006:

			Delaware
	East	South	Basin, West
Description	Arkansas (a)	Louisiana (b)	Texas (c)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$43,681,000	(d)
Company ownership percentage (e)				25%/20%
Net acres held (f)	373,000	(h )	17,300
Operator	Hallwood	Hallwood	Chesapeake
	Energy	Energy

Well type: (g)
Horizontal	1		1	2
Vertical	5		2	7
Well status:
Producing	—		—	—
Drilling	3		2	5
Evaluating/completing.	3		1	4
Net production (Mcf/day)	—		—	—

a)	Formerly part of HE 4

b)	Formerly part of Hallwood Exploration

c)	Formerly part of HE II. Hallwood Energy owns a 40% working interest in these properties.

d)	Represents $40,960,000 (including $889,000 of pipe inventory distributed to the Company by HE III in connection with the sale of HE III in July 2005, and recontributed to HE II) from HE 4, HE II and Hallwood Exploration at the December 31, 2005 consolidation date and an additional investment of $2,721,000 in 2006.

e)	Before and after consideration of profit interests held by management of Hallwood Energy.

f)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest. East Arkansas excludes in excess of 130,000 acres, which were under contract to be acquired, but for which title work has not been completed, some of which management believes will not ultimately be acquired.

g)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.

h)	Hallwood Energy holds options to acquire leases on approximately 20,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.
     A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions.
     East Arkansas
     The primary objective formation is the Fayetteville Shale, which appears to range in depth from approximately 2,700 to 7,400 feet and to have a thickness of 300 to 700 feet.
     Hallwood Energy commenced drilling activities in the 2006 first quarter and are currently operating with three rigs under long term contract. Hallwood Energy has contracted for two additional rigs beginning January 1, 2007 with two additional rigs by April 2007 and one other rig by July 2007 to bring the East Arkansas rig count to eight by mid-2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     South Louisiana
     Hallwood Energy holds options to acquire leases over approximately 20,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that have been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy has secured two rigs, the first in September 2006 with a one well commitment and an option on a second well that is expected to be exercised. The second rig will start in November 2006 and is under contract for two years. Additional drilling equipment and funding will be assessed and determined based on the results of the initial wells.
     Delaware Basin, West Texas
     Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. The expectation is that Chesapeake will finish two wells currently drilling and will relocate the two rigs outside the project areas through the remainder of 2006. One vertical well has already been drilled and logged. The logs show 840 feet of Barnett Shale and 320 feet of Woodford Shale. The 2007 budget expectation is that the rig(s) will return in 2007 and drill five gross wells.
     Fort Worth Basin, Texas
     These properties were sold to Chesapeake in July 2006. Hallwood Energy no longer has any involvement in activities related to these properties. Hallwood Energy’s operating revenues in the six months ended June 30, 2006 were from the two producing wells on these properties.
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
     Hallwood Petroleum, LLC. The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed in May 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 consolidation.
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Consulting fees	$249	$249	$498	$491
Office space and administrative services	99	216	204	324
Bonus	—	5,000	—	5,000

Total	$348	$5,465	$702	$5,815

     In addition, HIL and Mr. Gumbiner perform services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities, through the utilization of the equity method of accounting.
     Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three month periods ended June 30, 2006 and 2005, HIL reimbursed the Company $35,000 and $25,000, respectively, for such expenses. For the six month periods ended June 30, 2006 and 2005, HIL reimbursed the Company $74,000 and $50,000, respectively.
     Hallwood Energy. Beginning August 1, 2005, Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the three month and six month period ended June 30, 2006, Hallwood Energy reimbursed the Company $97,000 and $132,000 for such expenses, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2006 (in thousands):

	Payments Due During the Year Ending December 31,
	2006*	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Long term debt	$178	$281	$152	$27	$6,000	$—	$6,638
Redeemable preferred stock	—	—	—	—	1,000	—	1,000
Operating leases	535	951	924	571	538	1,971	5,490

Total	$713	$1,232	$1,076	$598	$7,538	$1,971	$13,128

*	For the six months ended December 31, 2006.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of June 30, 2006, are $233,000 for the six months ending December 31, 2006 and $450,000, $434,000, $425,000, and $424,000, for the years ending December 31, 2007 through December 31, 2010, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $27,219,000 at June 30, 2006). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2006	2006	2005	2005
Total debt to tangible net worth	must be less than ratio of 1.50	0.69	0.75	0.65	0.69
Net income	must exceed $1.00	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first two quarters in 2006 and for all quarters in 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $1,633,000 during the 2006 six month period to $15,015,000 as of June 30, 2006. The principal source of cash was $2,900,000 provided by operating activities. The primary uses of cash were $2,721,000 for an additional investment in Hallwood Energy and $1,831,000 for property, plant and equipment.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At June 30, 2006, Brookwood had approximately $16,000,000 of unused borrowing capacity under its revolving line of credit facility and $2,362,000 under its equipment facility.
     Brookwood paid cash dividends to the Company of $4,000,000 in the 2006 period through July 31, 2006 and $8,000,000 for all of 2005. In addition, Brookwood made payments to the Company of $500,000 in the 2006 period through July 31, 2006 and $4,552,000 for all of 2005 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Key Bank credit facility. There were no significant additional capital requirements as of June 30, 2006.
     Energy. Hallwood Energy anticipates that substantial additional debt or equity funding will be required over the next few years to complete budgeted property acquisition, exploration and development activities. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and has drawn $40,000,000 as of June 30, 2006. It is anticipated that the facility will be fully drawn by October 2006. In July 2006, Hallwood Energy received proceeds of approximately $39,430,000 from the sale of full or partial interests in its Texas properties. If Hallwood Energy requires additional capital contributions from its partners, the Company will be required to fund approximately 25% of the total capital request to maintain its proportionate interest in Hallwood Energy. The Company believes that a contribution up to $15,000,000 can be made from existing cash and cash flow from operations.
     However, the timing and amount of any additional capital contributions for Hallwood Energy are uncertain. Hallwood Energy may determine to seek funding from sources other than existing investors. If Hallwood Energy requests greater equity funding from its current investors, then the Company may be required either to obtain additional funds from operations or from additional debt or equity funding of the Company, or to subscribe to less than its proportionate share of Hallwood Energy’s available equity. In addition, if other investors in Hallwood Energy do not elect to fund their proportionate share of any additional funding, the Company may wish to fund more than its proportionate amount, if it has funds available to do so. Additional capital requirements after 2006 may be required. The actual level of Hallwood Energy’s capital requirements during 2006 and thereafter, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended June 30, 2006.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of June 30, 2006, the Company’s total outstanding loans payable of $6,638,000 were comprised of $160,000 of fixed rate debt and $6,478,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $65,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of June 30, 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item

1	Legal Proceedings

Reference is made to Note 9 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 10, 2006, stockholders voted on two proposals:
(a)	to elect two directors to hold office for three years:

Nominee Director	Voted For	Withheld
Anthony J. Gumbiner	1,394,332	42,297
M. Garrett Smith	1,428,017	8,612
(b)	to adopt The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated:

For	Against	Abstain	No Vote
1,183,961	9,137	1,042	242,489

5	Other Information	None

6	Exhibits
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: August 14, 2006	By:	/s/ Melvin J. Melle
Melvin J. Melle, Vice President
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.