Form 10-Q
period 2006-09-30
HALLWOOD GROUP INC
filed 2006-11-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
For the Period Ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     1,514,595 shares of Common Stock, $0.10 par value per share, were outstanding at October 31, 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Page2

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$15,459	$16,648
Accounts receivable
Trade and other	16,689	18,987
Related parties	589	616
Inventories	18,749	16,879
Prepaid income taxes	1,689	1,322
Deferred income tax	1,097	1,029
Prepaids, deposits and other assets	562	831

	54,834	56,312

Noncurrent Assets
Investment in energy affiliate	41,877	40,854
Property, plant and equipment, net	13,058	11,358
Other assets	263	277

	55,198	52,489

Total Assets	$110,032	$108,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,935	$7,274
Accrued expenses and other current liabilities	4,547	4,848
Current portion of loans payable	311	352
Income taxes payable	11	9

	13,804	12,483

Noncurrent Liabilities
Long term portion of loans payable	7,239	6,460
Redeemable preferred stock	1,000	1,000
Deferred income tax	236	415

	8,475	7,875

Total Liabilities	22,279	20,358

Stockholders’ Equity
Common stock, issued 2,396,105 and 2,396,103 shares, respectively; outstanding 1,514,595 and 1,511,218 shares, respectively	240	240
Additional paid-in capital	56,395	56,258
Retained earnings	44,249	45,126
Treasury stock, 881,510 and 884,885 shares, respectively; at cost	(13,131)	(13,181)

Total Stockholders’ Equity	87,753	88,443

Total Liabilities and Stockholders’ Equity	$110,032	$108,801

See accompanying notes to condensed consolidated financial statements.

Page3

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Revenues
Textile products sales	$84,528	$101,923
Administrative fees from energy affiliates	—	1,499

	84,528	103,422

Expenses
Textile products cost of sales	69,753	80,262
Administrative and selling expenses	13,985	24,151

	83,738	104,413

Operating income (loss)	790	(991)

Other Income (Loss)
Equity loss from investments in energy affiliates	(1,699)	(8,302)
Interest expense	(407)	(436)
Interest and other income	385	1,238
Gain from disposition of HE III	—	51,956
Adjustment to gain from disposition of HEC	—	(113)

	(1,721)	44,343

Income (loss) before income tax expense (benefit)	(931)	43,352
Income tax expense (benefit)	(48)	17,828

Net Income (Loss)	$(883)	$25,524

Net Income (Loss) Per Common Share
Basic	$(0.58)	$17.93

Assuming dilution	$(0.58)	$16.93

Weighted Average Shares Outstanding
Basic	1,513	1,423

Assuming dilution	1,513	1,508

See accompanying notes to condensed consolidated financial statements.

Page4

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2006	2005
Revenues
Textile products sales	$25,055	$30,239

Expenses
Textile products cost of sales	20,935	23,760
Administrative and selling expenses	4,704	5,311

	25,639	29,071

Operating income (loss)	(584)	1,168

Other Income (Loss)
Equity loss from investments in energy affiliates	(665)	(8,497)
Interest expense	(156)	(134)
Interest and other income	151	391
Gain from disposition of HE III	—	51,956

	(670)	43,716

Income (loss) before income tax expense (benefit)	(1,254)	44,884
Income tax expense (benefit)	(406)	15,949

Net Income (Loss)	$(848)	$28,935

Net Income (Loss) Per Common Share
Basic	$(0.56)	$19.15

Assuming dilution	$(0.56)	$18.95

Weighted Average Shares Outstanding
Basic	1,515	1,511

Assuming dilution	1,515	1,527

See accompanying notes to condensed consolidated financial statements.

Page5

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Shares	Cost	Equity
Balance, January 1, 2006	2,396	$240	$56,258	$45,126	885	$(13,181)	$88,443

Net loss				(883)			(883)

Reissuance of treasury shares from exercise of stock options and related income tax effect			137	6	(3)	50	193

Balance, September 30, 2006	2,396	$240	$56,395	$44,249	882	$(13,131)	$87,753

See accompanying notes to condensed consolidated financial statements.

Page6

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(883)	$25,524
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity loss from investments in energy affiliates	1,699	8,302
Depreciation and amortization	1,359	1,327
Deferred tax expense (benefit)	(247)	917
Excess tax benefits from share-based payment arrangements	(137)	—
Gain from disposition of HE III	—	(51,956)
Proceeds from sale of marketable securities	—	6,051
Adjustment to gain from disposition of HEC	—	113
Loss from investments in marketable securities	—	49
Changes in assets and liabilities:
Decrease in accounts receivable	2,325	4,024
(Increase) decrease in inventories	(1,870)	6,021
Increase (decrease) in accounts payable	1,615	(6,315)
Net change in other assets and liabilities	282	(453)
Increase (decrease) in income taxes payable/prepaid	(228)	6,755
(Decrease) in accrued expenses and other current liabilities	(301)	(1,013)
Discontinued operations:
Net change in other assets and liabilities	—	146

Net cash provided by (used in) operating activities	3,614	(508)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in property, plant and equipment, net	(3,013)	(1,586)
Investments in energy affiliates	(2,721)	(18,264)
Proceeds from disposition of investment in HE III	—	54,850
Proceeds from sale of investment in HEC	—	387
Discontinued operations:
Proceeds from sale of investments in HRP, net	—	59

Net cash provided by (used in) investing activities	(5,734)	35,446

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving credit facilities, net	1,000	(977)
Repayment of other bank borrowings and loans payable	(262)	(262)
Excess tax benefits from share-based payment arrangements	137	—
Proceeds from exercise of stock options	56	2,207
Cash dividends on common stock	—	(66,113)

Net cash provided by (used in) financing activities	931	(65,145)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,189)	(30,207)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,648	71,549

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,459	$41,342

See accompanying notes to condensed consolidated financial statements.

Page7

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
Note 1 - Interim Condensed Consolidated Financial Statements, Accounting Policies and
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
     Energy. Prior to January 1, 2006, the Company had investments in Hallwood Energy III, L.P. (“HE III”), Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for its investments using the equity method of accounting. HE III was sold in July 2005. Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). At the consolidation date, Hallwood Energy was principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Parker, Hood and Tarrant Counties in North Texas and the Barnett Shale and Woodford Shale formations in Reeves and Culberson Counties in West Texas and in the Fayetteville Shale formation of East Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.
     Following the completion of the energy consolidation, all energy activities are conducted by Hallwood Energy. At September 30, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake Energy Corporation (“Chesapeake”). Chesapeake assumed operation of these properties. See Note 3.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48 and will adopt FIN 48 in the first quarter of 2007.

Page8

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results of operations.
     On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.
Note 2—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$6,691	$6,257
Work in progress	5,744	5,103
Finished goods	7,067	6,093

	19,502	17,453

Less: Obsolescence reserve	(753)	(574)

Total	$18,749	$16,879

Note 3—Investments in Energy Affiliates
     Investments in energy affiliates as of the balance sheet dates were as follows (in thousands):
Hallwood Energy, L.P.

		Amount at		Income (loss) for the
	Cost as of	which carried at		nine months ended
	September 30,	September 30,	December 31,	September 30,
Description of Investment	2006	2006	2005	2006	2005
Hallwood Energy, L.P.
- Limited partner interest	$43,675	$41,872	$40,848	$(1,698)	$326
- General partner interest	6	5	6	(1)	—

Total	$43,681	$41,877	$40,854	$(1,699)	$326

     At September 30, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
     Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy. In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy. The equity income for the nine months ended September 30, 2005 was an aggregate of the income previously reported by HE II, HE 4 and Hallwood Exploration.

Page9

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
     The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, as follows (in thousands):

Entity
HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624
Accumulated equity loss	(106)

Total	$40,854

     The HE II investment included a non-cash contribution of $889,000 in July 2005, which was the result of a deemed distribution of the Company’s proportionate share of certain pipe inventory owned by HE III at the time of HE III’s disposition, which was then contributed to HE II as an additional capital investment.
     Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. Following the July 2006 sale of its properties in North Texas (discussed below), Hallwood Energy’s management has classified its energy investments into three identifiable areas: East Arkansas, South Louisiana and West Texas.
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
     A description of Hallwood Energy’s activities are provided below.
     Operations. During the first quarter of 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately $4,960,000 to Hallwood Energy, which was received in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in East Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 2006 for the first of two initial wells. Hallwood Energy has commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells.
     The Participation Agreement also establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.
     In April 2006, Hallwood Energy sold a 5% limited partner interest to an affiliate of its lender.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake. Chesapeake assumed operation of these properties. The sales price of $39,400,000, including reimbursement of certain development and drilling costs and subject to any post closing adjustments, exceeded the book value of the assets sold by $10,600,000. The excess amount was credited to the full cost pool. Completion of the transaction enables Hallwood Energy to increase its operational focus on its properties in East Arkansas and South Louisiana and reduce its capital requirements in West Texas while retaining a significant interest in the economic potential of the West Texas properties.

Page10

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
     Financing. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility and had drawn $40,000,000 as of September 30, 2006. At September 30, 2006, Hallwood Energy was in technical default under the loan facility because of, among other things, Hallwood Energy’s general and administrative expenses exceeded the maximum amount permitted under the loan facility and Hallwood Energy had not yet completed the mortgage of leases covering at least 350,000 acres in East Arkansas. Hallwood Energy is in the process of completing the mortgages and negotiating with the lender a waiver of all defaults and an amendment of the loan facility. As a result of these efforts, and in connection with an additional $25,000,000 capital contribution expected to be made by its investors in the 2006 fourth quarter, Hallwood Energy expects the lender to waive the defaults, but no agreement has been signed to date and there can be no assurance that the waiver and amendment will be successfully completed. Hallwood Energy currently anticipates drawing the remaining $25,000,000 of the loan facility in 2007 after execution of the loan waiver and amendment agreements.
     Litigation. In early 2006, Hallwood Energy entered into two two-year contracts under which a contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500 plus certain expenses for each rig. In August 2006, one of the rigs provided by the contractor collapsed. Hallwood requested the contractor to provide assurances that the other rig, and any rig provided to replace the collapsed rig, were safe and met the requirements of the contracts. When the contractor refused to provide these assurances, Hallwood Energy notified the contractor that the contracts were terminated and on September 6, 2006 filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Management does not currently believe that the resolution of this matter will have a material adverse effect on the Company.
     The following table sets forth summarized statement of operations data for Hallwood Energy for the nine months ended September 30, 2006 (in thousands):

Revenues and Other Income
Natural gas sales	$774
Interest and other income	1,311

Total revenues and other income	2,085

Operating and Other Expenses
Operating expenses	8,288
Depreciation and depletion	486
Other expenses	2

Total operating and other expenses	8,776

Net Loss	$(6,691)

Hallwood Energy III, L.P.

		Amount at		Income (loss) for the
	Cost as of	which carried at		nine months ended
	September 30,	September 30,	December 31,	September 30,
Description of Investment	2006	2006	2005	2006	2005
Hallwood Energy III, L.P.
- Limited partner interest	—	—	—	—	$(8,628)

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
Nine Months Ended September 30, 2006 and 2005
(unaudited)
$3,500,000 was ascribed to HE III and $250,000 each to HE II and Hallwood Exploration. The purchase was settled by the energy affiliates in July 2005. The energy affiliates recorded the purchase amount as compensation expense in the 2005 first quarter and the Company reflected its pro rata share, approximately $1,100,000, as a reduction of the equity income from the energy affiliates.
     Sale of HE III. In July 2005, HE III completed a merger with Chesapeake. In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable in the amount of $470,000 for the settlement of a working capital adjustment with HPL. The receivable is expected to be contributed to Hallwood Energy in the 2006 fourth quarter as an additional capital investment.
     Certain of the Company’s officers and directors were investors in HE III. In addition, as members of management of HE III, one director and officer and one officer of the Company held a profit interest in HE III.
Hallwood Energy Corporation
     In December 2004, Hallwood Energy Corporation (“HEC”), a former affiliate, completed a merger with Chesapeake. In connection with the merger, the Company sold its 28% ownership interest (22% after consideration of stock options) of HEC and received a cash payment of $53,793,000. The Company also recorded a receivable in the amount of $500,000 for the settlement of HEC’s working capital. The Company received $387,000 in April 2005 as its share of the working capital and reduced the gain from the disposition of HEC by $113,000 in the 2005 first quarter.
Hallwood Petroleum, LLC
     The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and had no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 third quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity. Therefore, HPL was transferred, for nominal consideration to officers of the energy affiliates that were not officers of the Company. The transfer was completed in May 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 consolidation.
Other Entities
     The Company invested nominal amounts in other affiliated entities which principally served as the general partners for the energy affiliates. These entities were included in the energy consolidation on December 31, 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
Note 4 C Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2006	2005
Bank debt
Revolving credit facility, interest at Libor +1.25% - 1.75% or Prime, due January 2010	$7,000	$6,000
Equipment term loans, interest at various rates, due at various dates from March 2007 through February 2009	550	812

Total	7,550	6,812
Current portion	(311)	(352)

Noncurrent portion	$7,239	$6,460

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility@). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility (after the renewal discussed below) bears interest at Brookwood’s option of Prime, or Libor plus 1.25% — 1.75%, (variable depending on compliance ratios) and contains various covenants. The interest rate was 7.11% at September 30, 2006. The outstanding balance at September 30, 2006 was $7,000,000 and Brookwood had $15,000,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood also has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment term loans varied between 5.60% and 8.65% at September 30, 2006. The outstanding balance at September 30, 2006 was $550,000 and Brookwood had $2,450,000 of borrowing availability under this facility.
     Loan Covenants. The Key Working Capital Revolving Credit Facility provides for a total debt to tangible net worth ratio covenant and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. Brookwood was in compliance with its loan covenants for the first three quarters of 2006 and for all quarters in 2005.
     Renewal of Credit Facilities. Both of the Key Bank facilities, which had original maturities of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities and the loan covenants were unchanged; however, the interest rate on the Key Working Capital Revolving Credit Facility was reduced, from Prime plus 0.25%, or Libor + 1.75% — 3.00%, (variable depending on compliance ratios).
Note 5 C Stockholders’ Equity
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
     At September 30, 2006, there were 15,750 fully vested outstanding options, of which 11,250 expire in 2007 and 4,500 expire in 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected; however, no new options can be issued under the 1995 Plan.
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in the first nine months of 2006 or 2005. Because all of the Company’s stock options are fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R).
     Option activity for the nine months ended September 30, 2006 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding, January 1, 2006	19,125	$15.10

Granted	—
Exercised	(3,375)	$16.58

Forfeited	—

Outstanding, September 30, 2006	15,750	$14.79	1.58	$1,248,000

Options exercisable at September 30, 2006	15,750		1.58	$1,248,000

Vested at September 30, 2006	15,750		1.58	$1,248,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2006 third quarter and the exercise price, multiplied by the number of options).
Note 6 – Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006		2005
Federal
Deferred	$(227)	$678		$(246)	$917
Current	(230)	14,894		(230)	15,551

Sub-total	(457)	15,572		(476)	16,468

State	51	377		428	1,360

Total	$(406)	$15,949	$	(48)	$17,828

     The net deferred tax asset was $861,000 and $614,000 at September 30, 2006 and December 31, 2005, respectively. The net deferred tax asset was attributable solely to temporary differences, that upon reversal, can be utilized to offset income from

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
operations. The effective federal tax rate in both periods was 35%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates, which vary from 0% to 17%.
Note 7 C Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	September 30,
Description	2006	2005
Change in accrued capital expenditures accounts payable	$46	—

Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	—	$218
Prepaids, deposits and other assets	—	85
Property, plant and equipment, net	—	588
Other noncurrent assets	—	138
Accounts payable	—	(584)
Accrued expenses and other current liabilities	—	(445)

	—	$—

Income tax effect from exercise of stock options:
Income taxes payable	—	$(1,651)
Additional paid-in capital	—	1,651

	—	$—

     Supplemental disclosures of cash payments:

	Nine Months Ended
	September 30,
Description	2006	2005
Income taxes paid	$431	$10,153
Interest paid	404	364

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006 and 2005
(unaudited)
Note 8 C Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to assuming dilution methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2006	2005	2006		2005
Weighted Average Shares Outstanding
Basic	1,515	1,511		1,513	1,423
Potential shares from assumed exercise of stock options	—	19		—	108
Potential repurchase of shares from stock option proceeds	—	(3)		—	(23)

Assuming dilution	1,515	1,527		1,513	1,508

Net Income (Loss)
Basic and assuming dilution	$(848)	$28,935	$	(883)	$25,524

     Due to the loss in the three and nine month 2006 periods, potential shares from assumed exercise of stock options in the amount of 9,000 shares for both periods in 2006 were antidilutive.
Note 9 C Litigation, Contingencies and Commitments
     Reference is made to Note 20 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2005.
     Litigation. From time to time, the Company, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. In the Company’s opinion, no litigation in which the Company, subsidiaries or affiliates is a party is likely to have a material adverse effect on its financial condition, results of operation or cash flows. See Note 3 for a discussion of certain litigation involving Hallwood Energy.
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
Nine Months Ended September 30, 2006 and 2005
(unaudited)
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
Note 10 C Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended September 30, 2006
Total revenue from external sources	$25,055			$25,055

Operating income (loss)	$563	$—	$(1,147)	$(584)
Other income (loss), net	(156)	(665)	151	(670)

Income (loss) before income tax	$407	$(665)	$(996)	$(1,254)

Three months ended September 30, 2005
Total revenue from external sources	$30,239			$30,239

Operating income (loss)	$2,771	$—	$(1,603)	$1,168
Other income (loss), net	(134)	43,459	391	43,716

Income (loss) before income tax	$2,637	$43,459	$(1,212)	$44,884

Nine months ended September 30, 2006
Total revenue from external sources	$84,528			$84,528

Operating income (loss)	$4,440	$—	$(3,650)	$790
Other income (loss), net	(407)	(1,699)	385	(1,721)

Income (loss) before income tax	$4,033	$(1,699)	$(3,265)	$(931)

Nine months ended September 30, 2005
Total revenue from external sources	$101,923	$1,499		$103,422

Operating income (loss)	$9,464	$—	$(10,455)	$(991)
Other income (loss), net	(436)	43,541	1,238	44,343

Income (loss) before income tax	$9,028	$43,541	$(9,217)	$43,352

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
     While Brookwood has enjoyed substantial revenue from its military business during the past few years, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $11,532,000 and $40,449,000 for the 2006 third quarter and nine month periods, respectively, were 31.7% and 28.6% lower, respectively, than the comparable periods in 2005.
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
     Energy. Following the sale of Hallwood Energy III, L.P. (“HE III”) in July 2005, the Company’s remaining principal energy affiliates were Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss). These private companies were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Parker, Hood and Tarrant Counties in North Texas, the Barnett Shale and the Woodford Shale formation in West Texas, the Fayetteville Shale formation in East Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity. Effective December 31, 2005, the remaining private energy affiliates were consolidated into HE 4, which was renamed Hallwood Energy L.P. (“Hallwood Energy”). As of September 30, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in West Texas and all of its interest in the Parker, Hood and Tarrant County properties in North Texas to Chesapeake Energy Corporation (“Chesapeake”), which became the operator of these properties.
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
     Results of Operations
     The net loss for the 2006 third quarter was $848,000, compared to net income of $28,935,000 in 2005. Revenue for the 2006 third quarter was $25,055,000, compared to $30,239,000 in 2005. The net loss for the 2006 nine month period was $883,000, compared to net income of $25,524,000 in 2005. Revenue for the 2006 nine month period was $84,528,000, compared to $101,923,000 in 2005. Results for the 2005 periods include a gain of $51,956,000 from the sale of its HE III investment in July 2005.
     Revenues
     Textile products sales of $25,055,000 decreased by $5,184,000, or 17.1%, in the 2006 third quarter, compared to $30,239,000 in 2005. Sales of $84,528,000 for the nine month period decreased by $17,395,000, or 17.1%, compared to $101,923,000 in 2005. The decreases were principally due to a decrease of sales of specialty fabric to U.S. military contractors, as a result of decreased orders from the military to Brookwood’s customers, because of a limitation by the military for orders of existing products and the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The decline in military sales was partially offset by Brookwood’s development and marketing of new products and continued upgrade of its production equipment.
     Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2006 and 2005 three month and nine month periods. Its relationship with Tennier is ongoing, however, Brookwood expects reduced sales volumes with Tennier for the balance of 2006. Sales to Tennier, which are included in military sales, were $6,958,000 and $23,653,000 in the 2006 third quarter and nine month periods, respectively, compared to $12,412,000 and $45,898,000 in 2005. Sales to Tennier represented 27.8% and 41.0% of Brookwood’s net sales in the 2006 and 2005 quarters, respectively, and 28.0% and 45.0% in the 2006 and 2005 nine month periods, respectively. Sales to another Brookwood customer, ORC Industries, Inc. (“ORC”), have increased in 2006 and now account for more than 10% of Brookwood’s sales. Sales to ORC, which are included in military sales, were $2,754,000 and $10,025,000 in the 2006 third quarter and nine month periods, and represented 11.0% and 11.9% of Brookwood’s net sales, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit. However, Brookwood has experienced reduced military sales in 2006. Military sales accounted for $11,532,000 and $40,449,000 in the 2006 third quarter and nine month periods, respectively, compared to $16,891,000 and $56,653,000 in 2005. Military sales represented 46.0% and 55.9% of Brookwood’s net sales in the 2006 and 2005 quarters, respectively, and 47.9% and 55.6% in the 2006 and 2005 nine month periods, respectively.
     The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operations in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no profit element. In the 2005 third quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity. Therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed in May 2005. Administrative fees from energy affiliates in the 2005 third quarter and nine month periods were $568,000 and $1,499,000, respectively.
     Expenses
     Textile products cost of sales of $20,935,000 for the 2006 third quarter decreased by $2,825,000, or 11.9%, compared to $23,760,000 in 2005. For the nine month periods, textile products cost of sales of $69,753,000 for 2006 decreased by $10,509,000, or 13.1%, compared to $80,262,000 in 2005. The 2006 decreases principally resulted from reduced sales and changes in product mix, partially offset by increased energy costs of $936,000 and increased freight costs of $318,000. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The reduced gross profit margin for the 2006 third quarter (16.4% versus 21.4%) and nine month periods (17.5% versus 21.3%), compared to the 2005 periods, principally resulted from changes in product mix and higher energy costs.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Textile products	$3,556	$3,708	$10,335	$12,197
Corporate	1,148	1,603	3,650	10,455
Energy	—	—	—	1,499

Total	$4,704	$5,311	$13,985	$24,151

     Textile products administrative and selling expenses of $3,556,000 for the 2006 third quarter decreased by $152,000, or 4.1%, from the 2005 amount of $3,708,000. For the nine months, selling and administrative expenses were $10,335,000, compared to $12,197,000 in 2005. The decreases were primarily attributable to reduced royalties of $442,000 and $1,672,000, in the 2006 third quarter and nine month periods, respectively. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $495,000 and $222,000 in the 2006 and 2005 nine month periods, respectively.
     Corporate administrative expenses were $1,148,000 for the 2006 third quarter, compared to $1,603,000 for 2005. For the nine months, corporate expenses were $3,650,000, compared to $10,455,000 in 2005. The decrease of $455,000 for the 2006 third quarter was principally attributable to bonus awards of $436,000 paid in the 2005 quarter. The decrease of $6,805,000 for the nine month period was principally attributable to bonus awards in the 2005 second quarter of $5,000,000 to Mr. Gumbiner and $1,341,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock of the Company, in lieu of amounts such option holders would have received had they exercised their options prior to the record date of the May 2005 and August 2005 cash distributions. Professional fees increased by $8,000 for the 2006 quarter and decreased by $150,000 for the 2006 nine month period, compared to the 2005 periods.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Administrative costs for the energy affiliates in 2005 related to the Company’s former HPL subsidiary and were discontinued in May 2005 (see above).
     Other Income (Loss)
     Equity income (loss) from investments in energy affiliates, relating to the Company’s pro rata share of loss in the affiliates, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Hallwood Energy	$(665)	$483	$(1,699)	$326
HE III	—	(8,980)	—	(8,628)

Total	$(665)	$(8,497)	$(1,699)	$(8,302)

     The 2006 results for Hallwood Energy include production from two wells in the Fort Worth Basin that were sold to Chesapeake, while operations in the West Texas, South Louisiana and East Arkansas regions remain in the exploratory stage at September 30, 2006. The West Texas and East Arkansas areas are currently drilling while the first Louisiana well commenced drilling in October 2006.
     The 2005 amounts for Hallwood Energy represent the aggregate results of HE II, HE 4 and Hallwood Exploration for comparability purposes. In connection with the July 2005 disposition of HE III, HE II sold all of its 856 net acre lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company included its pro rata share of the gain from this transaction in the 2005 third quarter.
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
     Interest expense was $156,000 and $407,000 in the 2006 third quarter and nine month periods, compared to $134,000 and $436,000 in the 2005 periods, respectively. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The fluctuations in interest expense were principally due to changes in the average outstanding loan amount, partially offset by increasing interest rates.
     Interest and other income was $151,000 and $385,000 in the 2006 third quarter and nine month periods, respectively, compared to $391,000 and $1,238,000 in 2005. The 2006 decreases were principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower income from investments in marketable securities which were sold or matured in 2005.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Federal
Deferred	$(227)	$678	$(246)	$917
Current	(230)	14,894	(230)	15,551

Sub-total	(457)	15,572	(476)	16,468

State	51	377	428	1,360

Total	$(406)	$15,949	$(48)	$17,828

     At September 30, 2006, the net deferred tax asset in the amount of $861,000 was attributable solely to temporary differences, that upon reversal, could be utilized to offset income from operations. The effective federal tax rate in both periods was 35%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates, which vary from 0% to 17%. Income tax expense in the 2005 periods includes a limitation on the deductibility of executive compensation.
     Investments in Energy Affiliates
     At September 30, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.
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
     The partners’ interests in Hallwood Energy were proportionate to the capital invested in each entity at December 31, 2005. The Company’s investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former affiliates, as follows (in thousands):

Entity
HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624
Accumulated equity (loss)	(106)

Total	$40,854

     In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.
     During the first quarter of 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately $4,960,000 to Hallwood Energy, which was received in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in East Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 2006 for the first of two initial wells. Hallwood Energy has commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Participation Agreement also establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.
     In April 2006, Hallwood Energy sold a 5% limited partner interest to an affiliate of its lender.
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake. Chesapeake assumed operation of these properties. The sales price of $39,400,000, including reimbursement of certain development and drilling costs and subject to any post closing adjustments, exceeded the book value of the assets sold by $10,600,000. The excess amount was credited to the full cost pool. Completion of the transaction will enable Hallwood Energy to increase its operational focus on its properties in East Arkansas and South Louisiana and reduce its capital requirements in West Texas while retaining a significant interest in the economic potential of the West Texas properties.
     In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of September 30, 2006. At September 30, 2006, Hallwood Energy was in technical default under the loan facility because, among other things, Hallwood Energy’s general and administrative expenses exceeded the maximum amount permitted under the loan facility and Hallwood Energy had not yet completed the mortgage of leases covering at least 350,000 acres in East Arkansas. Hallwood Energy is in the process of completing the mortgages and negotiating with the lender a waiver of all defaults and an amendment of the loan facility. As a result of these efforts, and in connection with an additional $25,000,000 capital contribution expected to be made by its investors in the 2006 fourth quarter, Hallwood Energy expects the lender to waive the defaults, but no agreement has been signed to date and there can be no assurance that the waiver and amendment will be successfully completed. Hallwood Energy currently anticipates drawing the remaining $25,000,000 of the loan facility in 2007 after execution of the loan waiver and amendment agreements.
     In early 2006, Hallwood Energy entered into two two-year contracts under which a contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500 plus certain expenses for each rig. In August 2006, one of the rigs provided by the contractor collapsed. Hallwood requested the contractor to provide assurances that the other rig, and any rig provided to replace the collapsed rig, were safe and met the requirements of the contracts. When the contractor refused to provide these assurances, Hallwood Energy notified the contractor that the contracts were terminated and on September 6, 2006 filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Management does not currently believe that the resolution of this matter will have a material effect on the Company.
     In November 2006, Hallwood Energy requested an additional capital contribution in the amount of $25,000,000 from its partners. The Company will be required to fund approximately $6,280,000 to maintain its proportionate interest in Hallwood Energy. The Company will utilize a $470,000 capital contribution receivable to reduce its cash contribution to $5,810,000. In addition, if other investors in Hallwood Energy do not elect to fund their proportionate share of the additional funding, the Company may wish to fund more than its proportionate amount. This contribution will be made from existing cash.
     Management of Hallwood Energy is currently evaluating its drilling plans and capital requirements for calendar year 2007. In the early stages of the development of its three operating areas, the drilling plans and capital requirements can vary widely and are dependent upon a number of factors, including the availability and cost of drilling rigs, personnel and other services, regulatory requirements, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in the section entitled “Business–Competition, Risks and Other Factors”. Hallwood Energy’s anticipated capital expenditures and capital requirements through December 31, 2006 have been reduced significantly by the July 2006 sale to Chesapeake, including the impact from the sales proceeds as well as the decrease in future capital expenditures in Texas. In addition, results to date in East Arkansas have been inconclusive. Hallwood Energy may slow down its plan for capital expenditures in this area until it determines how best to exploit its acreage there. Hallwood Energy may also consider additional strategic partnering arrangements for drilling and development.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of November 1, 2006:

			Delaware
	East	South	Basin, West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$43,681,000	(b)
Company ownership percentage (c)				25%/20%
Net acres held (d)	397,000 (e)	(f )	17,300
Operator	Hallwood Energy	Hallwood Energy	Chesapeake
Well type: (g)
Horizontal	—	—	1	1
Vertical	6	1	2	9
Well status:
Producing	—	—	—	—
Drilling	1	1	1	3
Evaluating/completing	5	—	2	7
Net production (Mcf/day)	—	—	—	—

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 (including $889,000 of pipe inventory distributed to the Company by HE III in connection with the sale of HE III in July 2005, and recontributed to HE II) from HE 4, HE II and Hallwood Exploration at the December 31, 2005 consolidation date and an additional investment of $2,721,000 in 2006.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	East Arkansas excludes in excess of 75,000 acres, which were under contract to be acquired, but for which title work has not been completed, some of which management believes will not ultimately be acquired.

f)	Hallwood Energy holds options to acquire leases on approximately 20,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

g)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.
     A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions.
     East Arkansas
     The primary objective formation is the Fayetteville Shale, which appears to range in depth from approximately 2,700 to 9,400 feet and to have a thickness of 300 to 700 feet.
     Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently operating with one rig under long term contract. Hallwood Energy has contracted for five additional rigs beginning sometime between November 2006 and March 2007 to bring the East Arkansas rig count to six by the end of the 2007 first quarter. Hallwood Energy expects three wells to be completed and tested by December 31, 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     South Louisiana
     Hallwood Energy holds options to acquire leases over approximately 20,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that have been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy has secured two rigs, the first in October 2006 with a one well commitment and an option on a second well that is expected to be exercised. The first Louisiana well is expected to reach total depth by December 31, 2006. The second rig will start in December 2006 and is under contract for two years. Additional drilling equipment and funding will be assessed and determined based on the results of the initial wells.
     Delaware Basin, West Texas
     Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has completed drilling three wells which are awaiting completion/testing. These wells should be completed and tested by the 2007 first quarter. The 2007 budget expectation is that the rig(s) will return in 2007 and drill five gross wells.
     Fort Worth Basin, North Texas
     These properties were sold to Chesapeake in July 2006. Hallwood Energy no longer has any involvement in activities related to these properties. Hallwood Energy’s operating revenues in the nine months ended September 30, 2006 were from the two producing wells on these properties.
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
     In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable in the amount of $470,000 for the settlement of a working capital adjustment with HPL. The receivable will be contributed to Hallwood Energy in November 2006 as an additional capital investment.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hallwood Petroleum, LLC. The Company’s Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and processing for the energy affiliates and has no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 third quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed in May 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 consolidation.
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2005.
     Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005). The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries= board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Consulting fees	$249	$249	$747	$740
Office space and administrative services	168	112	372	436
Bonus	—	—	—	5,000

Total	$417	$361	$1,119	$6,176

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
     Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three month periods ended September 30, 2006 and 2005, HIL reimbursed the Company $34,000 and $30,000, respectively, for such expenses. For the nine month periods ended September 30, 2006 and 2005, HIL reimbursed the Company $107,000 and $80,000, respectively.
     Hallwood Energy. Beginning August 1, 2005, Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the three month periods ended September 30, 2006 and 2005, Hallwood Energy reimbursed the Company $78,000 and $24,000 for such expenses, respectively. For the nine month periods ended September 30, 2006 and 2005, Hallwood Energy reimbursed the Company $247,000 and $24,000, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2006 (in thousands):

	Payments Due During the Year Ending December 31,
	2006*	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Long term debt	$90	$281	$152	$27	$7,000	$—	$7,550
Redeemable preferred stock	—	—	—	—	1,000	—	1,000
Operating leases	265	951	924	571	538	1,971	5,220

Total	$355	$1,232	$1,076	$598	$8,538	$1,971	$13,770

*	For the three months ending December 31, 2006.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of September 30, 2006, are $134,000 for the three months ending December 31, 2006 and $523,000, $508,000, $499,000, and $498,000, for the years ending December 31, 2007 through December 31, 2010, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $25,675,000 at September 30, 2006). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		September 30.	June 30,	March 31,	December 31,
Description	Requirement	2006	2006	2006	2005
Total debt to tangible net worth	must be less than ratio of 1.50	0.77	0.69	0.75	0.65
Net income	must exceed $1.00	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first three quarters in 2006 and for all quarters in 2005.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $1,189,000 during the 2006 nine month period to $15,459,000 as of September 30, 2006. The principal sources of cash were $3,614,000 provided by operating activities and a net increase in loans payable of $738,000. The primary uses of cash were $2,721,000 for an additional investment in Hallwood Energy and $3,013,000 for property, plant and equipment, principally by Brookwood.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At September 30, 2006, Brookwood had approximately $15,000,000 of unused borrowing capacity under its revolving line of credit facility and $2,450,000 under its equipment facility.
     Brookwood paid cash dividends to the Company of $4,000,000 in the 2006 period through October 31, 2006 and $8,000,000 for all of 2005. In addition, Brookwood made payments to the Company of $500,000 in the 2006 period through October 31, 2006 and $4,552,000 for all of 2005 under its tax sharing agreement. Based upon expected levels of activity at Brookwood, the Company anticipates receiving a further dividend of $2,000,000 and a tax sharing payment of approximately $400,000 in the 2006 fourth quarter. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the Key Bank credit facility. There were no significant additional capital requirements as of September 30, 2006.
     Energy. Hallwood Energy anticipates that substantial additional debt or equity funding will be required over the next few years to complete budgeted property acquisition, exploration and development activities. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and has drawn $40,000,000 as of September 30, 2006. Hallwood Energy was in technical default of its loan facility at September 30, 2006. Hallwood Energy is in the process of negotiating with the lender a waiver of the defaults and an amendment of the loan facility. If the waiver and amendment are completed, it is anticipated that Hallwood Energy would draw the remaining $25,000,000 of the loan facility in 2007. In July 2006, Hallwood Energy received proceeds of approximately $39,430,000 from the sale of full or partial interests in its Texas properties.
     If Hallwood Energy requires additional capital contributions from its partners, the Company will be required to fund approximately 25% of the total capital request to maintain its proportionate interest in Hallwood Energy.
     Hallwood Energy has requested a capital contribution from its partners of $25,000,000 to be contributed in December 2006. The Company intends to fund approximately $5,800,000 (net of a capital contribution receivable of $470,000) to maintain its proportionate interest in Hallwood Energy and may contribute additional funds if other investors in Hallwood Energy do not elect to fund their proportionate amount.
     The timing and amount of any additional capital contributions for Hallwood Energy are uncertain. Hallwood Energy may determine to seek funding from sources other than existing investors. The Company believes that a contribution up to $15,000,000 can be made from existing cash and cash flow from operations. If Hallwood Energy requests greater equity funding from its current investors, then the Company may be required either to obtain additional funds from operations or from additional debt or equity funding of the Company, or to subscribe to less than its proportionate share of Hallwood Energy’s available equity. In addition, if other investors in Hallwood Energy do not elect to fund their proportionate share of any additional funding, the Company may wish to fund more than its proportionate amount, if it has funds available to do so. Additional capital requirements after 2006 may be required. The actual level of Hallwood Energy’s capital requirements during 2007 and thereafter, however, will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended September 30, 2006.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of September 30, 2006, the Company’s total outstanding loans payable of $7,550,000 were comprised of $144,000 of fixed rate debt and $7,406,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $75,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of September 30, 2006.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item
1		Legal Proceedings

Reference is made to Note 9 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1	A	Risk Factors	N/A

2		Unregistered Sales of Equity Securities and Use of Proceeds	None

3		Defaults upon Senior Securities	None

4		Submission of Matters to a Vote of Security Holders	None

5		Other Information	None

6		Exhibits
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: November 14, 2006	By:	/s/ Melvin J. Melle
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