Form 10-K
period 2006-12-31
HALLWOOD GROUP INC
filed 2007-05-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

MARK ONE
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

For the Year Ended December 31, 2006	Commission File Number: 1-8303

The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

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

1,516,711 shares of Common Stock, $0.10 par value per share, were outstanding at March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company.

THE HALLWOOD GROUP INCORPORATED

FORM 10-K

PART I

Item 1.	Business

The Hallwood Group Incorporated (“Hallwood” or the “Company”) (AMEX:HWG), a Delaware corporation formed in September 1981, is a holding company with interests in textile products and energy. The Company’s former real estate and hotel business segments are reported as discontinued operations.

Continuing Operations

Textile Products.  Textile products operations are conducted through the Company’s wholly owned subsidiary, Brookwood Companies Incorporated (“Brookwood”). Brookwood is an integrated textile firm that develops and produces innovative fabrics and related products through specialized finishing, treating and coating processes.

Brookwood operates as a converter in the textile industry, purchasing fabric from mills that is dyed, finished and/or laminated at its own plants or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood is one of the largest coaters of woven nylons in the U.S. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by consumers, military and industrial customers.

Brookwood’s Strategic Technical Alliance, LLC subsidiary (“STA”) markets advanced breathable, waterproof laminate and other fabrics primarily for military applications. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan.

Brookwood’s Kenyon Industries, Inc. subsidiary (“Kenyon”) uses the latest technologies and processes in dyeing, finishing, coating and printing of woven synthetic products. At its Rhode Island plant, Kenyon provides quality finishing services for fabrics used in a variety of markets, such as luggage and knapsacks, flag and banner, apparel, industrial, military and sailcloth.

The Brookwood Laminating, Inc. subsidiary (“Brookwood Laminating”) uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques. Brookwood Laminating entered into a lease for production and warehouse space in Connecticut and relocated from its former Rhode Island facility during 2006.

The Brookwood Roll Goods division serves manufacturers by maintaining an extensive in-stock, short-lot service of woven nylon and polyester fabrics, offering an expansive inventory stocked in a wide array of colors and styles, including Cordura nylon in solid colors as well as military prints, supplex nylon, high visibility ansi compliant polyesters, waterproof breathable laminates, polyester microfibers and coated polyester fabrics. As speed is essential in this area, Brookwood Roll Goods has positioned its sales and distribution facilities in southern California and Connecticut to allow shipment on a same day/next day basis. The First Performance Fabrics division buys and sells promotional goods, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at promotional prices. Products include nylon for consumer uses, such as activewear, outerwear and swimwear as well as nylons used for balloons, luggage, bags, flags and banners. The Brookwood Roll Goods and First Performance Fabrics divisions relocated their Rhode Island operations during 2006 and share a portion of the Connecticut facility.

The textile industry historically experiences cyclical swings. Brookwood has partially offset the effect of those swings by diversifying its product lines and business base. Brookwood has historically enjoyed a fairly steady base level stream of orders that comprise its backlog. However, the backlog is subject to market conditions and the timing of contracts granted to its prime government contractor customers. Management believes that Brookwood maintains a level of inventory adequate to support its sales requirements and has historically enjoyed a consistent turnover ratio.

In January 2003, Brookwood was granted a patent, which expires in September 2019, for its “breathable, waterproof laminate and method for making same”, which is a critical process in its production of specialty fabric for U.S. military contractors. Brookwood has no other patents pending. Brookwood has ongoing programs of research and development in all of its divisions adequate to maintain the exploration, development and production of innovative products and technologies.

The textile products segment accounts for substantially all of the Company’s operating revenues. For details regarding revenue, profit and total assets, see Note 21 to the Company’s consolidated financial statements.

Energy.  Following the sale of Hallwood Energy III, L.P. (“HE III”) in July 2005, the Company’s remaining affiliates were Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). At that time, the Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), partners’ capital transactions and comprehensive income (loss). These private companies were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Parker, Hood and Tarrant Counties in North Texas, the Barnett Shale and Woodford Shale formations in West Texas, the Fayetteville Shale formation in Central Eastern Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The Company owned approximately 26% (22% after consideration of profits interests) of Hallwood Energy at that date. All energy activities are now conducted by Hallwood Energy.

Hallwood Energy is an upstream energy partnership engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy had no proved reserves at December 31, 2006. Hallwood Energy’s results of operations are and will be largely dependent on a variety of variable factors, including, but not limited to fluctuations in natural gas prices; success of its exploratory drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases.

The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each of the consolidated entities. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, as follows (in thousands):

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

As of December 31, 2006, the Company owned 25% (20% after consideration of profit interests) of Hallwood Energy. Hallwood Energy’s management has classified its energy investments into three identifiable areas: Central Eastern Arkansas, South Louisiana and West Texas.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Energy Affiliates” for a further description of the Company’s energy activities. For details regarding revenue, profit (or loss) and total assets, see Note 21 to the Company’s consolidated financial statements.

Discontinued Operations

Real Estate.  The Company’s former real estate operations were conducted primarily through the Company’s wholly owned subsidiaries, HWG, LLC, Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate, LLC (“HCRE”). Hallwood Realty was the sole general partner of Hallwood Realty Partners, L.P. (“HRP”), a former publicly-traded, master limited partnership.

Hallwood Realty owned a 1% general partner interest, and HWG, LLC owned a 21% limited partner interest, in HRP. Hallwood Realty was responsible for asset management of HRP and its properties, including the decisions regarding financing, refinancing, acquiring and disposing of properties. It also provided general operating and administrative services to HRP. HCRE was responsible for property management for all HRP properties, and properties it managed for third parties, for which it received management, leasing and construction supervision fees. Hallwood Realty and HWG, LLC accounted for their respective investments in HRP using the equity method of accounting, recording their pro rata share of net income (loss), net of an elimination for intercompany profits, comprehensive income (loss) and partners’ capital transactions reported by HRP.

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

Hotels.  In December 2000, the Company decided to dispose of its hotel segment, which at that time consisted of five hotel properties. Accordingly, the Company’s hotel operations were reclassified as a discontinued operation. Two hotels were disposed of in 2001 and two hotels were disposed of in 2002. The Company continued to operate a leasehold interest in one hotel until December 2004, when the hotel subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligation.

Number of Employees

The Company had 447 and 462 employees as of February 28, 2007 and 2006, respectively, comprised as follows:

	February 28,
	2007	2006

Hallwood	11	10
Brookwood	436	452

Total	447	462

Kenyon has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 240 employees at its Rhode Island plant facilities, effective from March 1, 2007. Management believes that overall relations with employees are good.

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

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 62, who serves as Director, Chairman and Chief Executive Officer (see Item 10), the following individuals also serve as executive officers of the Company:

William L. Guzzetti, age 63, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He has also served as President, Chief Operating Officer and a Director of Hallwood Energy and each of the former energy affiliates since their inception. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001 from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as the President, Chief Operating Officer and a Director of Hallwood Realty and HCRE, respectively. He had served as the President and a director of HEC from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Melvin J. Melle, age 64, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

Amber M. Brookman, age 65, has served as President, Chief Executive Officer and Director of Brookwood since 1989. Since July 2004, Ms. Brookman has served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 1A.	Risk Factors

Risks Related to the Company

Influence of Significant Stockholder.  The Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner, owns approximately 66.0% of the Company’s outstanding common stock (65.5% on a fully diluted basis) as of March 23, 2007. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

The Company is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed.  The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Risks Related to Our Textile Products Business

The Company’s textile products business may be affected by the following risk factors, each of which could adversely affect the Company.

Suppliers.  Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.

Sales Concentration.  Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2006. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $31,300,000, $56,883,000 and $53,149,000 in 2006, 2005 and 2004, respectively, which represented 27.9%, 42.7% and 39.0% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), have increased in 2006 and accounted for more than 10% of Brookwood’s sales. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $12,609,000, $10,099,000 and $13,229,000 in 2006, 2005 and 2004, respectively, which represented 11.2%, 7.6% and 9.7% of Brookwood’s sales.

Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit. However, Brookwood experienced reduced military sales in 2006. Military sales were $53,885,000, $72,456,000 and $75,899,000 in 2006, 2005 and 2004, respectively, which represented 48.0%, 54.4% and 55.7% of Brookwood’s sales. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes is likely to continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.

The military has recently limited orders for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and participating in the bidding process for new military products. The U.S. government has recently released orders for goods that include Brookwood’s products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sale trends.

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

The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements.

Loan Covenants.  Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio of 1.50 and a requirement that net income must exceed one dollar. Brookwood was in compliance with its loan covenants as of December 31, 2006 and for all interim periods during 2006.

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

Brookwood does not currently anticipate any material adverse effect on its business, results of operations, financial condition or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of Brookwood’s business. There can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

Patent and Trademark.  Brookwood considers its patents and trademarks, in the aggregate, to be important to its business and seeks to protect this proprietary know-how in part through U.S. patent and trademark registrations. No assurance can be given, however, that such protection will give Brookwood any material competitive advantage. In addition, Brookwood maintains certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, it has not sought patent or trademark protection. As a result, such trade secrets could be infringed upon and such infringement could have a material adverse effect on its business, results of operations, financial condition or competitive position.

Competition.  The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer, military or industrial preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (“NAFTA”), anti-dumping and duty enforcement activities by the U.S. Government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (“WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products. During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement, which imposed quotas through the end of 2007. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; we do not believe this tax will have a material impact on our business.

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

Labor Relations.  Kenyon has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, at its Rhode Island facility, effective from March 1, 2007. Management believes that overall relations with employees are good.

Brookwood is Dependent on its Key Personnel Whose Continued Service is Not Guaranteed.  Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, the loss of their services could adversely affect Brookwood’s operations.

Risks Related to Our Energy Business

The Company’s energy investment may be affected by the following risk factors, each of which could adversely affect the value of the investments.

Volatility of Natural Gas Prices.  A decline in natural gas prices could adversely affect financial results. Revenues, operating results, profitability, future rate of growth and the value of the natural gas properties depend primarily upon the prices received for natural gas sold. Historically, the markets for natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty and other factors that are beyond the Company’s control, including: worldwide and domestic supplies of natural gas; weather conditions; the level of consumer demand; the price and availability of alternative fuels; the availability of pipeline capacity; domestic and foreign governmental regulations and taxes; and the overall economic environment. Declines in natural gas prices would not only reduce revenue, but could reduce the amount of natural gas that can be produced economically and, as a result, could have a material adverse effect on the financial condition, results of operations and reserves for our Hallwood Energy affiliate.

Drilling Activities.  Hallwood Energy’s success is materially dependent upon the continued success of its drilling program. Future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on Hallwood Energy’s future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although numerous drilling prospects have been identified, there can be no assurance that such prospects will be drilled or that oil or natural gas will be produced from any such identified prospects or any other prospects.

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

Environmental regulations concerning the discharge of contaminants into the environment, the disposal of contaminants and the protection of public health, natural resources and wildlife affect exploration, development and production operations. Under state and federal laws, Hallwood Energy could be required to remove or remedy previously disposed wastes or suspend operations in contaminated areas or perform remedial plugging operations to prevent future contamination.

Competition.  Hallwood Energy operates in a highly competitive area of acquisition, development and exploration of natural gas properties and production with competitors who have greater financial and other resources. Competitors from both major and independent oil and natural gas companies may be able to pay more for development prospects than the financial resources or human resources of Hallwood Energy permit. Hallwood Energy’s ability to develop and exploit natural gas properties and to acquire additional properties in the future will depend on its ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Quantity and Present Value of Reserves.  Financial information for Hallwood Energy may contain or be based on estimates of proved reserves and the estimated future net revenues for the proved reserves. These estimates are based upon various assumptions relating to gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating natural gas reserves is complex and these estimates are inherently imprecise. Actual results will most likely vary from these estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.

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

Loan Covenants.  In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility with an affiliate of one of the investors. The facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The initial proved collateral coverage ratio test is performed June 30, 2008, and each quarter thereafter. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event.

The facility contains a make-whole provision whereby Hallwood Energy is required to pay the lender the amount by which the present value of interest and principal payable from the date of prepayment through January 31, 2009, exceeds the principal amount at the prepayment date.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Real Properties

The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

Cost of real estate owned by property type and location as of December 31, 2006 (in thousands):

Property Type	Location	Cost

Dyeing and finishing plant	Rhode Island	$5,861
Parking Lot	Texas	50

Total		$5,911

As of December 31, 2006, no single real estate property constituted 10% or more of the Company’s consolidated assets.

The textile products’ dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. The plant is pledged as collateral under Brookwood’s Key Bank Credit Agreement, which also contains a covenant to reasonably maintain property and equipment.

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

Brookwood leased its former corporate headquarters in New York City, which expired in August 2006. In 2006, Brookwood entered into a lease which commenced in August 2006 for the relocation of its headquarters to another location within New York City. This ten-year lease expires in August 2016 and provides for additional marketing and administrative space.

Brookwood Laminating leased a facility in Peacedale, Rhode Island which expired in December 2006. In January 2006, Brookwood Laminating entered into a lease for a new facility in Plainfield, Connecticut which expires in December 2010. This lease has a five-year renewal option and a purchase option. The relocation occurred gradually during 2006 and was completed in December 2006. The Brookwood Roll Goods and First Performance Fabrics divisions relocated their Rhode Island operations during 2006 and share a portion of the new Brookwood Laminating facility in Connecticut.

Brookwood Roll Goods division also leases a warehouse in Gardena, California which expires in April 2009.

Item 3.	Legal Proceedings

Litigation.  From time to time, the Company, its subsidiaries, certain of its affiliates and others have been named as defendants in lawsuits relating to various transactions in which it or its affiliated entities participated. In the Company’s opinion, no litigation in which the Company, subsidiaries or affiliates is a party is likely to have a material adverse effect on its financial condition, results of operations or cash flows.

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

Hallwood Energy.  As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in Energy Affiliates” for a further description of certain litigation involving Hallwood Energy.

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

In August 2005, Kenyon received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) with notification that Kenyon had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant and that when the test was conducted the equipment was not operating at the required efficiency. Since that time, Kenyon has upgraded and retested the equipment, which met the requirements on the retest. RIDEM has requested additional information regarding the failed test and Kenyon’s remedial actions, which Kenyon has provided. In February 2007, RIDEM issued a Notice of Violation (“NOV”) accompanied by a $14,000 fine. Kenyon, requested an informal hearing to dispute the allegations in the NOV and the fine. As a result of the informal hearing held on March 30, 2007, a consent agreement was executed and a $9,500 fine was remitted to RIDEM to close this matter.

In September 2005, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood accrued an additional $35,000 for remediation costs in 2006. Brookwood received approval from RIDEM for the remediation activities, which were completed in July 2006.

In October 2005, Brookwood Laminating received a NOV from RIDEM alleging various violations of the Rhode Island Hazardous waste management program and seeking an administrative penalty of approximately $20,000. Brookwood Laminating contested the NOV and in January 2006, settled the matter with a reduced penalty in the amount of $12,750.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the American Stock Exchange under the symbol of HWG. There were 584 stockholders of record as of March 23, 2007.

The following table sets forth a two-year record, by quarter, of high and low closing prices on the American Stock Exchange and cash dividends paid.

	Years Ended December 31,
	2006			2005
Quarters	High	Low	Dividends	High	Low	Dividends

First	$152.00	$69.91	$—	$141.98	$99.25	$—
Second	141.00	80.75	—	159.00	73.00	37.70
Third	121.00	94.00	—	90.00	61.00	6.17
Fourth	122.50	80.50	—	81.00	56.50	—

During 2005, the Company paid two cash dividends. The first dividend in the amount of $37.70 per share was paid on May 27, 2005 to stockholders of record as of May 20, 2005. The second dividend in the amount of $6.17 per share was paid on August 18, 2005 to stockholders of record as of August 12, 2005. The two cash distributions were in partial liquidation of the Company as a result of the Company’s disposition of its real estate interests and partnership units relating to HRP in July 2004, and the board of directors’ determinations to discontinue the Company’s real estate activities effective January 1, 2005, and approximated the total amount received from the disposition of its real estate interests related to HRP.

The closing price per share of the Common Stock on the American Stock Exchange on March 23, 2007 was $103.00.

Item 6.	Selected Financial Data

The following table sets forth, as of the dates and for the periods indicated, selected financial information. The financial information is derived from our audited consolidated financial statements for such periods. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained in this document. The following information is not necessarily indicative of future results.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Revenues	$112,154	$134,607	$137,280	$104,720	$84,770
Expenses	111,382	134,554	125,609	100,145	84,702

Operating income	772	53	11,671	4,575	68
Other income (loss):
Equity income (loss) from investments in energy affiliates	(10,418)	(8,500)	(9,901)	50	(187)
Interest expense	(616)	(545)	(1,197)	(1,636)	(1,392)
Other, net	566	1,532	2,918	2,390	2,940
Gain (loss) from disposition of HE III and HEC(a)	(17)	52,312	62,288	—	—

	(10,485)	44,799	54,108	804	1,361
Income (loss) from continuing operations before income taxes	(9,713)	44,852	65,779	5,379	1,429
Income tax expense (benefit)	(2,988)	18,510	11,079	1,725	1,435

Income (loss) from continuing operations	(6,725)	26,342	54,700	3,654	(6)
Income (loss) from discontinued operations, net of tax:
Income from real estate operations(b)	—	—	39,002	4,339	3,720
Income (loss) from hotel operations(c)	—	—	783	(568)	3,080

	—	—	39,785	3,771	6,800

Income (loss) before cumulative effect of change in accounting principles	(6,725)	26,342	94,485	7,425	6,794
Income from cumulative effect of change in accounting principles(d)	—	—	—	—	568

Net Income (Loss)	$(6,725)	$26,342	$94,485	$7,425	$7,362

Income (Loss) from Continuing Operations Per Common Share
Basic	$(4.44)	$18.22	$41.24	$2.68	$(0.04)
Assuming dilution	(4.44)	17.47	36.79	2.59	(0.02)
Net Income (Loss) Per Common Share
Basic	$(4.44)	$18.22	$71.24	$5.47	$5.37
Assuming dilution	(4.44)	17.47	63.55	5.30	5.19
Dividends Per Common Share	—	$43.87	—	—	—
Weighted Average Shares Outstanding
Basic	1,514	1,446	1,326	1,347	1,361
Assuming dilution	1,514	1,508	1,487	1,390	1,415
Financial Condition
Total assets	$107,597	$108,801	$157,317	$83,554	$69,548
Loans payable and capital lease obligations	10,892	6,812	9,136	23,938	17,130
Redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
10% Debentures	—	—	—	6,569	6,625
Common stockholders’ equity	81,966	88,443	124,541	29,829	23,136

(a)	In July 2005, the Company sold its investment in HE III. In December 2004, the Company sold its investment in Hallwood Energy Corporation (“HEC”).

(b)	In July 2004, the Company sold its investments in HRP.

(c)	The Company had reported its hotel business segment as discontinued; however, it retained a leasehold interest in one hotel which remained a continuing asset until it was terminated in December 2004.

(d)	SFAS No. 142 became effective on January 1, 2002, which resulted in the Company recording income in 2002 of $568,000, which represented negative goodwill associated with the Company’s HRP investment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General.  Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. Since that time, the Company disposed of its interests in HRP in July 2004, which constituted substantially all of its real estate activities, and HEC and HE III, two of its energy affiliates, in December 2004 and July 2005, respectively. The Company received total cash proceeds from these transactions of approximately $178,000,000. These proceeds were used to repay bank debt, the Company’s 10% Debentures and other obligations and make additional investments in its energy affiliates. In addition, the Company paid cash dividends to its common stockholders of approximately $56,789,000, or $37.70 per share, on May 27, 2005, and approximately $9,324,000, or $6.17 per share, on August 18, 2005. The Company had approximately $10,054,000 in cash and cash equivalents at December 31, 2006.

Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue. In addition, Hallwood Energy will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and any new properties.

Textile Products.  The Company derives substantially all of its operating revenues from the textile products activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulations.

While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $53,885,000, $72,456,000 and $75,899,000 for 2006, 2005 and 2004, respectively, were 25.6% lower in 2006 and 4.5% lower in 2005 from the prior years.

The military has recently limited orders for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and participating in the bidding process for new military products. The U.S. government has recently released orders for goods that include Brookwood’s products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sale trends.

Unstable global nylon and chemical pricing, coupled with higher domestic energy costs, are causing overall cost increases, which, together with product mix, have negatively impacted Brookwood’s margins, a trend that appears likely to continue.

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

The textile industry is also significantly affected by legislation and administrative actions restricting or liberalizing trade among world textile producing and consuming countries such as the NAFTA, the WTO, the anti-dumping and countervailing duty remedies and enforcement activities by the U.S. Government, and the value of the United States dollar in relation to other currencies and world economic developments. However, under NAFTA there are no textile and apparel quotas between the U.S. and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.

The U.S. has also approved the Central American Free Trade Agreement (“CAFTA”) with five Central American countries Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua. Under CAFTA, textile and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the United States or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Australia, Bahrain, Chile, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.

The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital.

Energy.  Following the sale of HE III in July 2005, the Company’s remaining affiliates were HE II, HE 4 and Hallwood Exploration. At that time, the Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), partners’ capital transactions and comprehensive income (loss). These private companies were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Parker, Hood and Tarrant Counties in North Texas, the Barnett Shale and Woodford Shale formations in West Texas, the Fayetteville Shale formation in Central Eastern Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.

Effective December 31, 2005, the remaining private energy affiliates were consolidated into HE4, which was renamed Hallwood Energy. All energy activities are now conducted by Hallwood Energy. The Company owns approximately 25% (20% after consideration of profits interests) of Hallwood Energy at December 31, 2006.

Refer also to the section “Investments in Energy Affiliates” for a further description of the Company’s energy activities.

Discontinued Operations.  The Company’s real estate activities were conducted primarily through certain wholly owned subsidiaries. One of the subsidiaries served as the general partner of HRP, and another served as property manager. Revenues were generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.

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

On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse until the customer provides a delivery date. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. Brookwood’s total bill and hold sales in 2006 and 2005 were less than one percent of sales. The bill and hold inventory held for customers at December 31, 2006 and 2005, were approximately $73,000 and $107,000, respectively.

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

Impairment of Long-Lived Assets.  Management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of assets and result in an impairment charge. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the investment, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes and the level of expected operating expenses.

Impairment of Investments Accounted for Under Equity Method.  Investments that are accounted for under the equity method of accounting are reviewed for impairment when the fair value of the investment is believed to have fallen below the Company’s carrying value. When such a decline is deemed other than temporary, an impairment charge is recorded to the statement of operations for the difference between the investment’s carrying value and its estimated fair value at the time. In making the determination as to whether a decline is other than temporary, the Company considers such factors as the duration and extent of the decline, the investee’s financial performance, and the Company’s ability and intention to retain its investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. All are factors to be evaluated. Differing assumptions could affect whether an investment is impaired. From time to time, the Company performs impairment reviews and determines if a writedown is required.

The Company’s evaluation of its investment in Hallwood Energy contains assumptions including (i) an evaluation of reserves using assumptions commonly used in the industry, some of which are not the same as are required by the SEC to be used for financial reporting purposes; (ii) realization of fair value for various reserve categories based upon Hallwood Energy’s historical experience; and (iii) value per acre in a potential sale transaction, based upon acreage owned in productive areas with shale characteristics similar to acreage previously sold by HEC and HE III and other recent sale activity of acreage with shale formations.

Inventories.  Inventories at the Brookwood subsidiary are valued at the lower of cost (first-in, first-out or specific identification method) or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to past and future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.

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

Results of Operations

The Company reported a net loss of $6,725,000 for the year ended December 31, 2006, compared to net income of $26,342,000 for 2005, and $94,485,000 for 2004. The Company reported a loss from continuing operations of $6,725,000 for 2006, compared to income of $26,342,000 for 2005 and $54,700,000 for 2004. Revenue from continuing operations was $112,154,000 for 2006, $134,607,000 for 2005 and $137,280,000 for 2004. Income from discontinued operations was $39,785,000 for 2004.

Revenues

Textile products sales of $112,154,000 in 2006 decreased by $20,954,000, or 15.7%, compared to $133,108,000 in 2005, which was a decrease of $3,168,000, or 2.3%, compared to $136,276,000 in 2004. The decreases were principally due to a decline of $18,571,000 in 2006 and $3,443,000 in 2005 in sales of specialty fabric to U.S. military contractors as a result of decreased orders from the military to Brookwood’s customers, because of a limitation by the military for orders of existing products and the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The decline in military sales was partially offset by Brookwood’s development and marketing of new products and continued upgrade of its production equipment.

Sales to one Brookwood customer, Tennier, accounted for more than 10% of Brookwood’s net sales in each of the three years ended December 31, 2006. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $31,300,000, $56,883,000 and $53,149,000 in 2006, 2005 and 2004, respectively, which represented 27.9%, 42.7% and 39.0% of Brookwood’s sales. Sales to another customer, ORC, have increased in 2006 and accounted for more than 10% of Brookwood’s sales. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $12,609,000, $10,099,000 and $13,229,000 in 2006, 2005 and 2004, respectively, which represented 11.2%, 7.6% and 9.7% of Brookwood’s sales.

The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operations in October 2004 as an administrative and management company to facilitate recordkeeping and processing for the energy affiliates. All costs were rebilled to energy affiliates with no anticipated profit element. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity; therefore, HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. Administrative fees from energy affiliates in 2005 were $1,499,000 beginning January 2005 through the transfer date and $1,004,000 in 2004.

Expenses

Textile products cost of sales decreased by $12,165,000 to $93,134,000, or 11.6%, in 2006. The 2005 cost of sales of $105,299,000 increased by $2,527,000, or 2.5%, compared to $102,772,000 in 2004. The 2006 decrease principally resulted from reduced sales and changes in product mix, partially offset by increases in energy costs of $1,247,000, payroll costs of $446,000 and rent expense of $324,000. The 2005 increase was principally attributable to the increased cost of outside processing for laminated products of approximately $500,000, increased energy costs of approximately $459,000 and general increases in volume. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 17.0%, 20.9% and 24.6% in 2006, 2005 and 2004, respectively. The reduced gross profit margin for 2006 principally resulted from changes in product mix and higher energy costs. The reduced gross profit margin for 2005 principally resulted from changes in product mix, higher outside processing costs for laminated products and higher energy costs.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Textile products	$13,431	$16,132	$15,043
Corporate	4,817	11,624	6,792
Energy	—	1,499	1,002

Total	$18,248	$29,255	$22,837

Textile products administrative and selling expenses of $13,431,000 for 2006 decreased by $2,701,000, or 16.7%, from the 2005 amount of $16,132,000, which increased by $1,089,000, or 7.2%, compared to the 2004 amount of $15,043,000. The 2006 decrease was principally attributable to reduced royalties of $1,932,000, costs in 2005 associated with the dissolution of a former subsidiary in the amount of $471,000 and reduced salaries of $317,000, partially offset by plant relocation costs of $530,000 in 2006. The 2005 increase was primarily due to higher insurance, salaries, shipping and administrative costs of $334,000, $260,000, $263,000 and $367,000, respectively, which were partially offset by lower professional expense and lower computer software related expenses. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $594,000 in 2006 and $335,000 in 2005 and were not significant in 2004.

Corporate administrative expenses were $4,817,000 for 2006, compared to $11,624,000 for 2005 and $6,792,000 for 2004. The 2006 decrease of $6,807,000 was principally attributable to bonus awards in 2005 of $5,000,000 to Mr. Gumbiner and $1,341,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock of the Company, in lieu of amounts such optionholders would have received had they exercised their options prior to the record date of the May 2005 and August 2005 cash distributions. Professional fees decreased by $188,000 for 2006, compared to 2005. The 2005 increase of $4,832,000 was primarily attributable to the aforementioned bonus awards to Mr. Gumbiner and other officers of the Company and increased professional fees, partially offset by the bonuses to the Hallwood Realty employees in 2004. The 2004 expenses include increased professional fees, travel expenses and costs associated with the merger of HRP with HRPT, including costs of $2,465,000 associated with a plan to offer employment and pay retention bonuses to eight former Hallwood Realty employees to remain available for assisting in the winding up of HRP’s business and to assist the Company in the pursuit of new real estate opportunities in the future and executive bonuses associated with the disposition of HEC.

Administrative costs attributable to HPL, which commenced operations in October 2004, were $1,499,000 for the period from January 2005 to the May 2005 date of transfer and $1,002,000 from October 2004 to December 2004.

Other Income (Loss)

Equity income (loss) from investments in its energy affiliates, relating to the Company’s proportionate share of income (loss) in Hallwood Energy and its predecessor affiliates, was comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Hallwood Energy	$(10,418)	$128	$(234)
HE III	—	(8,628)	(223)
HEC	—	—	(9,444)

Total	$(10,418)	$(8,500)	$(9,901)

The 2006 results for Hallwood Energy include production from two wells in the Fort Worth Basin that were sold to Chesapeake. All three of the remaining areas, Central Eastern Arkansas, West Texas, and South Louisiana were active in the drilling and/or completion phase of exploitation as of December 31, 2006.

In December 2006, Hallwood Energy recorded an impairment of $28,408,000 associated with its oil and gas properties and accrued $1,683,000 as a portion of a make-whole fee in connection with a subsequent prepayment of a loan. The make-whole fee was included in interest expense. The Company recorded its proportionate share of such impairment and interest expense in the approximate amount of $7,560,000.

The 2005 and 2004 amounts for Hallwood Energy represent the aggregate results of HE II, HE 4 and Hallwood Exploration for comparability purposes. In connection with the July 2005 disposition of HE III, HE II sold all of its 856 net acre lease holdings in Johnson County, Texas to Chesapeake for $3,000,000. The Company included its pro rata share of the gain from this transaction in 2005.

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

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Textile products	$601	$545	$398
Corporate	15	—	799

Total	$616	$545	$1,197

Textile products interest expense principally relates to Brookwood’s Key Bank revolving credit facility. Fluctuations in interest expense year to year were principally due to changes in the average outstanding amounts and increasing interest rates.

Corporate interest expense in 2006 of $15,000 was attributable to interest costs associated with the completion of an Internal Revenue Service examination of the Company’s 2004 and 2005 federal income tax returns (discussed below). Corporate interest expense in 2004 principally related to the Company’s Amended and Restated Credit Agreement and the 10% Debentures. All corporate level debt was repaid during 2004. The Amended and Restated Credit Agreement was repaid in July 2004 and the 10% Debentures were redeemed in September 2004.

Interest and other income was $566,000 in 2006, compared to $1,532,000 in 2005 and $1,536,000 in 2004. The 2006 decrease was principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower income from investments in marketable securities which were sold or matured in 2005. The 2005 decrease was principally due to a decline in income from investments in marketable securities to $185,000 in 2005 from $1,132,000 in 2004, offset by substantially higher interest income on its cash and cash equivalents.

The Company reported a gain from the July 2005 disposition of its investment in HE III in the amount of $52,425,000. HE III completed a merger with Chesapeake for $246,500,000, subject to reduction for outstanding debt, transaction costs, changes in working capital and certain other matters. After the adjustment and the repayment of debt of HE III, the Company received cash proceeds totaling $54,850,000 in July 2005. In addition, the Company received $799,000 in November 2005 from the final working capital adjustment. The net investment in HE III at the date of sale was $3,693,000. In addition, the Company also recorded a receivable in 2005 of $469,000 for the settlement of a working capital adjustment with HPL. The receivable, which was reduced to $452,000 by certain post-closing adjustments, was contributed to Hallwood Energy in November 2006 as an additional capital investment. The Company recorded a $17,000 loss from the disposition of HE III in November 2006 in connection with the reduction of the receivable.

On December 15, 2004, HEC completed a merger with Chesapeake for $292,000,000, subject to reduction for certain transaction costs, title discrepancies and other matters. After the adjustment and the repayment of certain loans and other obligations of HEC, the Company received cash proceeds totaling $55,788,000. The Company reported a gain from sale of investment in HEC of $62,288,000 in 2004. The gain from sale exceeded the proceeds, due to the recording of equity losses from HEC operations which reduced the carrying value of the HEC investment below zero. The Company had recorded a receivable for $500,000 for the anticipated additional amount the Company would receive from the disposition of its HEC investment upon final calculation of HEC’s working capital. In April 2005, the Company received $387,000 as its proportionate share of the working capital. Accordingly, the Company reduced the gain from the disposition of HEC by $113,000 in 2005.

Amortization of deferred revenue in the amount of $1,007,000 in 2004 was attributable to the noncompetition agreement associated with the sale of the Company’s investment in a former energy affiliate based in Denver, Colorado, also known as Hallwood Energy Corporation. Under the noncompetition agreement, the Company agreed to refrain from taking certain actions without prior consent, including, among other items, directly or indirectly engaging in certain oil and gas activities in certain geographic areas, for a period of three years. The original $7,250,000 cash payment was amortized over a three year period which ended in May 2004.

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

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
Continuing Operations	2006	2005	2004

Federal
Current	$(2,189)	$13,688	$10,390
Deferred	(1,032)	3,933	(900)

Sub-total	(3,221)	17,621	9,490
State
Current	242	779	1,783
Deferred	(9)	110	(194)

Sub-total	233	889	1,589

Total	$(2,988)	$18,510	$11,079

	Years Ended December 31,
Discontinued Operations	2006	2005	2004

Federal
Current	$—	$—	$1,207
Deferred	—	—	5,143

Sub-total	—	—	6,350
State	—	—	212

Total	$—	$—	$6,562

The income tax benefit for 2006 from continuing operations was due to the reported loss, principally related to the equity loss from the investment in Hallwood Energy. The effective federal tax rate in 2006 and 2005 was 34% and 35%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

The increase in 2005 tax expense was principally attributable to a gain from the sale of HE III. Income tax expense in 2005 also included a limitation on the deductibility of executive compensation.

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

The Internal Revenue Service completed an examination of the Company’s consolidated income tax returns for the years ended December 31, 2004 and 2005. The IRS proposed adjustments that resulted in a tax assessment of $61,000 for 2004 and $103,000 for 2005, with associated interest costs of $15,000. The Company paid the assessed tax and interest in December 2006.

At December 31, 2006 and 2005, the net deferred tax asset was $1,655,000 and $614,000, respectively. The 2006 balance includes $1,124,000 attributable to temporary differences, that upon reversal, could be utilized to offset income from operations and $531,000 of alternative minimum tax credits. The 2005 amount was attributable solely to temporary differences.

Discontinued Operations — Real Estate

A summary of discontinued real estate operations as a result of the sale of its investments in HRP and the termination of the associated management contracts (through the July 2004 date of sale) is provided below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues
Fees
Related parties	$—	$—	$2,814
Other	—	—	247
Equity loss from investments in HRP	—	—	(2,769)

	—	—	292

Expenses
Administrative expenses	—	—	877
Litigation costs	—	—	50
Amortization	—	—	—

	—	—	927

Loss from operations	—	—	(635)
Gain from sale
Gain from sale of investments in HRP	—	—	52,703
Incentive compensation and transaction costs	—	—	(6,629)

	—	—	46,074

Income (loss) before income taxes	—	—	45,439
Income taxes
Current federal and state income tax expense	—	—	1,294
Deferred federal income tax expense	—	—	5,143

	—	—	6,437

Income from discontinued real estate operations	$—	$—	$39,002

Revenues.  Fee income was $3,061,000 for 2004 (through the date of sale). The Company’s Hallwood Realty subsidiary was the general partner of HRP and earned an asset management fee and other fees from HRP properties, which amounted to $335,000 for 2004. The Company’s HCRE subsidiary was responsible for day-to-day on-site property management at all of HRP’s properties and other properties it managed for third parties, for which HCRE received management fees, leasing commissions and certain other fees, which amounted to $2,479,000 for 2004.

The equity loss from investments in HRP represents the Company’s proportionate share of the net loss reported by HRP, adjusted for the elimination of intercompany income. The Company recorded an equity loss of $2,769,000 for 2004, which resulted principally from costs at HRP attributed to expenses associated with the settlement of unit options by HRP executives, employee severance costs, costs associated with the completion of the sale and resolution of litigation matters.

Expenses.  Administrative expenses were $877,000 for 2004 (through the date of sale).

Gain from Sale of Investments in HRP.  The gain from sale of investments in HRP of $52,703,000 in 2004 resulted from the net proceeds of approximately $66,119,000 received in the merger less the carrying value of the investments in the general partnership and limited partnership interests of approximately $13,416,000.

Incentive Compensation and Transaction Costs.  In connection with the sale of HRP in 2004 and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee, consisting of independent members of the board of directors of the Company, authorized an additional incentive compensation payment of $1,622,000 to Mr. William L. Guzzetti, the Company’s President, and payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. Transaction costs were $99,000.

Income Taxes.  In 2004, the Company recorded a deferred federal tax expense of $5,143,000 and current federal and state tax expense of $1,294,000. The income taxes were attributable to significant taxable income offset by NOLs and tax credits, principally related to the sale of HRP.

Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with HIL, a corporation associated with Mr. Gumbiner. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for certain office space and administrative services and for travel and related expenses to and from the Company’s United States office. In addition, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006. A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Consulting fees	$996	$989	$928
Office expenses and administrative services	463	557	324
Travel expenses	267	257	218
Bonus	—	5,000	4,908

Total	$1,726	$6,803	$6,378

A special committee, consisting of independent members of the board of directors of the Company, awarded a $5,000,000 bonus to Mr. Gumbiner, in consideration of the significant profits and long-term gains realized by the Company as a result of Mr. Gumbiner’s performance over an extended period. The bonus was paid in July 2005.

In connection with the sale of HRP in July 2004 and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. The bonuses were paid in September 2004 and October 2004, respectively. As these incentive compensation payments related to HRP, the costs were reported within discontinued real estate operations.

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

Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the years ended December 31, 2006 and 2005, HIL reimbursed the Company $142,000 and $113,000, respectively, for such expenses.

In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000 (or $27,500,000) by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call.

Hallwood Energy.  Beginning August 1, 2005, Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the year ended December 31, 2006 and the five month period ended December 31, 2005, Hallwood Energy reimbursed the Company $311,000 and $59,000, respectively, for such expenses.

Hallwood Realty Partners, L.P.  The Company’s former Hallwood Realty and HCRE real estate subsidiaries earned asset management, property management, leasing and construction supervision fees for their management of HRP’s properties. The management contracts with HRP were terminated on July 16, 2004 in connection with HRP’s sale to HRPT.

A summary of the fees earned from HRP prior to the sale to HRPT is detailed below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Property management fees	$—	$—	$1,127
Leasing fees	—	—	866
Construction supervision fees	—	—	486
Asset management fees	—	—	335

Total	$—	$—	$2,814

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

Investments in Energy Affiliates

At December 31, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.

On December 31, 2005, the Company had investments in three energy affiliates: HE II, HE 4 and Hallwood Exploration. Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy. Investments in two other energy affiliates, HEC and HE III, were sold in December 2004 and July 2005, respectively. The partners’ interests in Hallwood Energy were proportionate to the capital invested in each of the consolidated entities at December 31, 2005. The Company’s initial investment in Hallwood Energy was comprised of its capital contributions to each of the former affiliates, as follows (in thousands):

Entity

HE 4	$22,325
HE II	14,011
Hallwood Exploration	4,624
Accumulated equity (loss)	(106)

Total	$40,854

In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.

In January 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately

$4,960,000 to Hallwood Energy in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in Central Eastern Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 2006 for the first of two initial wells. Hallwood Energy commenced drilling before that date. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells. The Participation Agreement also establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.

In April 2006, Hallwood Energy sold a 5% limited partner interest to an affiliate of its former lender.

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

Loan Financing.  In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. During 2006, the loan facility was amended twice. First, it was amended to allow for the sale of undeveloped leaseholds to Chesapeake in July 2006 (discussed above). Secondly, it was amended in December 2006 to cure several technical loan defaults because of, among other things, Hallwood Energy’s general and administrative expenses exceeded the maximum amount permitted under the loan facility and to extend the test dates for proved collateral coverage ratios and the make whole payment period. In connection with an additional $25,000,000 capital contribution made by its investors in the 2006 fourth quarter, the lender agreed to waive the defaults, and a waiver and loan amendment were completed.

Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio.

In March and April 2007, the Company advanced a total of $9,000,000 to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy have agreed that the $7,000,000 amount previously advanced will be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of amounts advanced over the Company’s share of the capital contribution and related oversubscription.

In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $10,300,000 for a make-whole fee and incremental interest to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the new lender resigned its position on the board of directors and assigned its general partner interest to the remaining members.

Provided that Hallwood Energy raises $25,000,000 through an equity call or through debt subordinate to the Credit Facility (discussed below), the new lender will match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Credit Facility through the availability termination date of July 31, 2008.

The Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy.

The Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. The lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.

Litigation.  In early 2006, Hallwood Energy entered into two two-year contracts with Eagle Drilling, LLC (subsequently Eagle Drilling Operations, LLC), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig. In August 2006, one of the rigs provided by the contractor collapsed. Hallwood Energy requested the contractor to provide assurances that the other rig, and any rig provided to replace the collapsed rig, were safe and met the requirements of the contracts. When the contractor refused to provide these assurances, Hallwood Energy notified the contractor that the contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Eagle Domestic Drilling Operations, LLC has asserted damages in excess of $22,000,000 against Hallwood Energy, principally for breach of contract. Eagle Domestic Drilling Operations, LLC and its parent have since filed for Chapter 11 bankruptcy protection. Hallwood Energy is currently unable to determine the impact of this matter on its results of operations and financial position.

Equity Investments.  In November 2006, Hallwood Energy requested an additional capital contribution in the amount of $25,000,000 from its partners. The Company invested an additional $6,281,000 to maintain its proportionate interest in Hallwood Energy. The Company utilized a $452,000 capital contribution receivable to reduce its cash contribution to $5,829,000. In addition, certain other investors in Hallwood Energy did not elect to fund their proportionate interest of the additional capital contribution; therefore, in December 2006, the Company invested an additional $425,000 and $2,000 in January 2007 in excess of its proportionate interest. These contributions were made from existing cash.

Hallwood Energy issued a $25,000,000 equity call to its partners on April 14, 2007 (the “April Call”). Previously, Hallwood Energy received cash advances of $7,000,000 each from the Company and an affiliate of the new lender. These advances were applied to the April Call.

Drilling Activities and Capital Requirements.  Management of Hallwood Energy continues to evaluate its drilling plans and capital requirements for calendar year 2007. In the early stages of the development of its three operating areas, the drilling plans and capital requirements can vary widely and are dependent upon a number of factors, including the availability and cost of drilling rigs, personnel and other services, regulatory requirements, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the section entitled “Item 1A. Risk Factors”. Hallwood Energy’s anticipated capital expenditures and capital requirements through December 31, 2006 were reduced significantly by the July 2006 sale to Chesapeake, including the impact from the sales proceeds as well as the decrease in future capital expenditures in Texas. In addition, results to date in Central Eastern Arkansas have been varied from well to well and Hallwood Energy is determining how best to exploit its acreage there. Hallwood Energy may also consider additional strategic partnering arrangements for drilling and development.

The following table reflects the status of Hallwood Energy’s oil and gas investments as of May 1, 2007:

	Central
	Eastern	South	West
Description	Arkansas	Louisiana	Texas(a)	Total

Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$57,132,000(b)
Company ownership percentage(c)				25%/20%
Net acres held(d)	460,000	(e)	17,300
Operator	Hallwood Energy	Hallwood Energy	Chesapeake
Well type:(f)
Horizontal/directional	1	3	1	5
Vertical	12	—	2	14
Well status:
Producing	—	—	1	1
Drilling	2	1	1	4
Successful/waiting pipeline	3	—	—	3
Evaluating/completing	4	—	2	6
Unsuccessful	4	2	—	6
Net production (Mcf/day)	—	—	240	240

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 (including $889,000 of pipe inventory distributed to the Company by HE III in connection with the sale of HE III in July 2005, and recontributed to HE II) from HE 4, HE II and Hallwood Exploration at the December 31, 2005 consolidation date and additional investments of $9,427,000 in 2006, $2,000 in January 2007 and $6,743,000 in April 2007, respectively.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds options to acquire leases on approximately 17,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

f)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.

A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions.

Central Eastern Arkansas

The primary objective formation is the Fayetteville Shale, which appears to range in depth from approximately 2,700 to 9,400 feet and to have a thickness of 300 to 700 feet.

Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling with two rigs under a long term contract, which also provides for four additional rigs. However, Hallwood Energy is currently in negotiations with the rig contractor to revise the contract to provide for three rigs with capabilities more suited to Hallwood Energy’s properties. Hallwood Energy’s 2007 budget forecasts 22 gross wells to be drilled in this area utilizing the three rigs.

South Louisiana

Hallwood Energy holds options to acquire leases over approximately 17,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that has been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy has secured two rigs, the first rig started in October 2006 and has recently fulfilled its two well commitment. The second rig began drilling in December 2006 and is under contract for two years. The expectations for 2007 are that 6 wells will be drilled. Additional drilling equipment and funding will be assessed and determined based on the results of the initial wells.

West Texas

Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has drilled to total depth on three wells. One of these wells is currently producing and selling gas, one well is currently being completed, and the third well is waiting on completion. Under the sales agreement with Chesapeake, two rigs were to complete drilling of the wells on which they were then being used and after being deployed elsewhere, both rigs would resume drilling on these properties in the second quarter of 2007. The 2007 budget calls for these rigs to drill five gross wells in West Texas during the year.

Fort Worth Basin, North Texas

These properties were sold to Chesapeake in July 2006. Hallwood Energy no longer has any involvement in activities related to these properties. Hallwood Energy’s operating revenues in the year ended December 31, 2006 were from the two producing wells on these properties.

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

In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable in the amount of $470,000 for the settlement of a working capital adjustment with HPL. The receivable was contributed to Hallwood Energy in December 2006 as an additional capital investment.

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

Liquidity and Capital Resources

General.  The Company’s cash position decreased by $6,594,000 during 2006 to $10,054,000 as of December 31, 2006. The principal sources of cash in 2006 were $2,305,000 provided by operations and $4,432,000 from additional borrowings. The principal uses of cash in 2006 were $8,975,000 for investments in Hallwood Energy, $4,197,000 for investments in property, plant and equipment and $352,000 for repayment of bank borrowings.

Textiles.  The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity of January 2010. At December 31, 2006, Brookwood had $11,568,000 of unused borrowing capacity on its revolving line of credit facility and $2,540,000 on its equipment credit facility. In the years ended December 31, 2006, 2005 and 2004, Brookwood made payments to the Company of $738,000, $4,552,000 and $5,373,000, respectively, under its tax sharing agreement. In addition, Brookwood paid cash dividends of $6,000,000, $8,000,000 and $3,000,000 in 2006, 2005 and 2004, respectively. Through April 30, 2007, Brookwood made tax sharing and dividend payments of $621,000 and $3,000,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants. Brookwood was in compliance with its loan covenants as of December 31, 2006 and for all interim periods in 2006 and 2005. There were no significant additional capital requirements as of December 31, 2006.

Energy.  During 2006, the Company invested an additional $9,427,000 (including a non-cash contribution of $452,000) in Hallwood Energy, as part of a total equity funding to Hallwood Energy of $45,063,000. In addition, Hallwood Energy received proceeds of approximately $39,430,000 in July 2006 from the sale of full or partial interests in its Texas properties. Hallwood Energy anticipates that substantial additional debt or equity funding will be required over the next few years to complete budgeted property acquisition, exploration and development activities. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. Hallwood Energy was in technical default of its loan facility during 2006. In December,

2006, Hallwood Energy received from the lender a waiver of the default and negotiated an amendment of the loan facility. In April 2007, Hallwood Energy repaid the $40,000,000 outstanding principal balance of the former loan and entered into a $100,000,000 Credit Facility and has drawn $65,000,000 under the new Credit Facility.

Prior to the April 2007 funding of the Credit Facility, the Company had advanced $7,000,000 to Hallwood Energy pursuant to demand notes bearing interest at 6% above prime rate. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy have agreed that the $7,000,000 amount previously advanced will be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of amounts advanced over the Company’s share of the capital contribution and related oversubscription. As contemplated by the Credit Facility, Hallwood Energy also currently anticipates making requests for additional capital contributions in the amount of $35,000,000 from its partners later in 2007. The Company currently does not have funds available to contribute substantial capital in connection with those or future calls. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced.

HIL and the new lender have each committed to fund one half of the April Call and potential additional equity or subordinated debt funding calls of $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call.

However, the timing and amount of any additional capital contributions to Hallwood Energy are uncertain. Hallwood Energy may determine that greater or lesser equity funding is required during 2007 and may determine to seek funding from sources other than existing investors. The actual level of Hallwood Energy’s capital requirements during 2007 and thereafter will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties or equity contributions from new investors.

Future liquidity.  The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position and its anticipated cash flow from continuing operations, the Company believes it has sufficient funds to meet its liquidity needs, although the Company is unlikely to be able to fund substantial additional capital contributions to Hallwood Energy after April 2007.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2006 (in thousands):

	Payments Due During the Years Ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total

Contractual Obligations
Long term debt	$275	$158	$27	$10,432	$—	$—	$10,892
Redeemable preferred stock	—	—	—	1,000	—	—	1,000
Operating leases	1,086	1,012	659	626	349	1,697	5,429

Total	$1,361	$1,170	$686	$12,058	$349	$1,697	$17,321

Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt at their maturity dates and a renewal of the revolving credit facilities at their loan balances as of December 31, 2006, are $803,000, $787,000, $781,000, $780,000 and $780,000, for the years ending December 31, 2007 through December 31, 2011, respectively.

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $23,730,000 at December 31, 2006). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.

Hallwood Energy.  The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At December 31, 2006, such obligations and commitments included $40,000,000 for long-term debt, $11,767,000 for interest, $98,278,000 for long-term rig commitments and $64,000 for operating leases.

Financial Covenants

Brookwood.  The principal ratios required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility as of December 31, 2006 and the end of the interim quarters are provided below:

		Quarters Ended in 2006
Description	Requirement	December 31,	September 30,	June 30,	March 31,

Total debt to tangible net worth	must be less than ratio of 1.50	0.93	0.77	0.69	0.75
Net income	must exceed $1	Yes	Yes	Yes	Yes

Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility as of December 31, 2006 and for all interim periods during 2006.

Hallwood Energy.  The principal ratios and covenants required to be maintained by Hallwood Energy under its Credit Facility are provided below:

•	General and administrative costs, excluding certain legal fees, can not exceed $1,700,000 for any quarter, beginning June 30, 2007

•	Current ratio must exceed 1.00 to 1.00 each quarter, beginning June 30, 2007

•	Proved collateral coverage ratio (including cash) must exceed 2.00 to 1.00 each quarter, beginning June 30, 2008

Non financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event.

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

New Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” using a modified method of prospective application. See Note 11 to the accompanying financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and it clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that either are freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this statement.

In May 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48 and does not believe FIN 48 will have a material impact on its financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and it did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The funded status is defined as the difference between the fair value of plan assets and the projected benefit obligation (for pension plans) or the accumulated postretirement benefit obligation (for other postretirement benefit plans). SFAS No. 158 also requires that actuarial gains and losses and changes in prior service costs not included in net periodic pension costs be included, net of tax, as a component of other comprehensive income. The statement does not affect the determination of net periodic benefit costs included in the income statement. SFAS No. 158 also requires that an employer measure defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to recognize the funded status of defined benefit plans and to provide required disclosures is effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The Company does not believe SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

Inflation

Inflation did not have a significant impact on the Company in the three years ended December 31, 2006, and is not anticipated to have a material impact in 2007.

Forward-Looking Statements

In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in Item 1A. Risk Factors. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company has no foreign operations, and it does not enter into financial instrument transactions for trading or other speculative purposes.

The Company is exposed to market risk due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt to finance its operations. The table below presents principal cash flows and related weighted average interest rates of the Company’s fixed rate and variable rate debt at December 31, 2006 (in thousands):

	Expected Maturities as of Years Ending December 31,						Fair
Debt Classification	2007	2008	2009	2010	2011	Total	Value

Fixed Rate	$70	$56	$—	$—	$—	$126	$123
Average Interest Rate	5.60%	5.60%
Variable Rate	$205	$102	$27	$10,432	$—	$10,766	$10,758
Average Interest Rate	7.49%	7.48%	7.48%	7.48%

There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause a loss in income and cash flows of approximately $108,000 during 2007 assuming that outstanding debt remained at current levels.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the report of independent registered public accounting firm are included elsewhere herein. Reference is made to Item 15, “Financial Statements, Financial Statement Schedules and Exhibits”.

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

In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received further written communications from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. In March 2005, March 2006 and May 2007, the Company received communications from their independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In addition, Brookwood is currently implementing a new order processing and inventory control system and updating its general ledger system, which will integrate various accounting processes. The new systems will further aid in accelerating and automating the financial closing process.

Internal Controls.  Other than the improvements noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission. Additional information concerning the executive officers of the Company is included under “Item 1. Business — Executive Officers of the Company.”

The Company’s Code of Business Conduct and Ethics is publicly available on the Company’s Internet website at http://www.hallwood.com under the section “Governance Policies.”

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

The following table provides information as of December 31, 2006 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the 1995 Stock Option Plan, as amended:

Equity Compensation Plan Information
Number of Securities Available
	Number of Securities to	Weighted-Average	for Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensations Plans,
	of Outstanding Options,	Outstanding Options,	Excluding Securities Reflected
Plan Category	Warrants and Rights(1)	Warrants and Rights	in First Column(2)

Equity compensation plans approved by stockholders	14,250	$14.77	—
Equity compensation plans not approved by stockholders	—	—	—

Total	14,250	$14.77	—

(1)	The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Board of Directors in its discretion may make adjustments, as appropriate, in connection with any transaction.

(2)	The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected; however, no new options can be issued.

Information regarding ownership of certain of the Company’s outstanding securities is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management”, and such information is incorporated herein by reference. Information regarding equity compensation plans are contained in the Proxy Statement under the heading “Executive Compensation”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is contained in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accounting fees and services is contained in the Proxy Statement under the heading “Audit Fees and Pre-Approval Policy” and such information is incorporated herein by reference.

PART IV

Item 15.	Financial Statements, Financial Statement Schedules and Exhibits

Reference is made to the “Index to Financial Statements and Schedules” appearing after the signature page hereof.

1. Financial Statements.

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2006 and 2005

Consolidated Statements of Operations, Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income, Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows, Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

I. Condensed Financial Information of Registrant

II. Valuation and Qualifying Accounts and Reserves

All other schedules are omitted since the required information is not applicable or is included in the consolidated financial statements or related notes.

Financial Statements of Hallwood Energy, L.P. and Subsidiaries —

Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004 (unaudited) and Report of Independent Registered Public Accounting Firm

3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.
3.2		—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.
3.3		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.
*10	.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.
10.2		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.
*10	.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.
*10	.5	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.
*10	.6	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.
*10	.7	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.
10.8		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.
10.9		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.
10.10		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.
*10	.11	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.
*10	.12	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.
*10	.13	—	Amended 1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated by reference to Annex B of the Company’s Proxy Statement, as filed on April 18, 2001, File No. 1-8303.
*10	.14	—	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.
*10	.15	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.
10.16		—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.
*10	.17	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.18		—	Limited Partnership Agreement of Hallwood Energy 4, L.P., a Delaware Limited Partnership, dated as of August 23, 2005; Memorandum of Amendment Changing the Name of Hallwood Energy 4, L.P. to Hallwood Energy, L.P., effective immediately before midnight on December 31, 2005; and Amendment to Limited Partnership Agreement of Hallwood Energy, L.P. dated as of December 31, 2005, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.
10.19		—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.
*10	.20		Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.
20		—	Information contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, is incorporated herein by reference to Form DEF 14A filed on May 14, 2007, File No. 1-8303.
21		—	Active subsidiaries of the Registrant as of February 28, 2007, filed herewith.
23.1		—	Independent Registered Public Accounting Firm’s Consent, dated May 11, 2007, filed herewith.
31.1		—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
31.2		—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.
32.1		—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Melvin J. Melle
Melvin J. Melle
Vice President — Finance
(Principal Financial and Accounting Officer)

Dated: May 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 14th day of May 2007.

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

Financial Statements of Hallwood Energy, L.P. and Subsidiaries —

Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004 (unaudited) and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
The Hallwood Group Incorporated

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

Deloitte & Touche LLP

Dallas, Texas
May 11, 2007

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$10,054	$16,648
Accounts receivable, net
Trade and other	19,623	18,987
Related parties	161	616
Inventories, net	17,293	16,879
Prepaid federal income taxes	3,861	1,322
Prepaids, deposits and other assets	916	831
Deferred income tax, net	904	1,029

	52,812	56,312
Noncurrent Assets
Investments in Hallwood Energy, L.P.	39,864	40,854
Property, plant and equipment, net	13,853	11,358
Deferred income tax, net	751	—
Other assets	317	277

	54,785	52,489

Total Assets	$107,597	$108,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,491	$7,274
Accrued expenses and other current liabilities	3,217	4,848
Current portion of loans payable	275	352
Income taxes payable	31	9

	14,014	12,483
Noncurrent Liabilities
Long term portion of loans payable	10,617	6,460
Redeemable preferred stock	1,000	1,000
Deferred income tax	—	415

	11,617	7,875

Total Liabilities	25,631	20,358
Contingencies and Commitments
Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 and 2,396,103 shares, respectively; outstanding 1,515,438 and 1,511,218 shares, respectively	240	240
Additional paid-in capital	56,451	56,258
Accumulated other comprehensive income	55	—
Retained earnings	38,401	45,126
Treasury stock, 880,667 and 884,885 shares, respectively; at cost	(13,181)	(13,181)

Total Stockholders’ Equity	81,966	88,443

Total Liabilities and Stockholders’ Equity	$107,597	$108,801

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Revenues
Textile products sales	$112,154	$133,108	$136,276
Administrative fees from energy affiliates	—	1,499	1,004

	112,154	134,607	137,280
Expenses
Textile products cost of sales	93,134	105,299	102,772
Administrative and selling expenses	18,248	29,255	22,837

	111,382	134,554	125,609

Operating income	772	53	11,671
Other Income (Loss)
Equity income (loss) from investments in energy affiliates	(10,418)	(8,500)	(9,901)
Interest expense	(616)	(545)	(1,197)
Interest and other income	566	1,532	1,536
Gain (loss) from disposition of investments in energy affiliates
HE III	(17)	52,425	—
HEC	—	(113)	62,288
Amortization of deferred revenue — noncompetition agreement	—	—	1,007
Separation Agreement income	—	—	375

	(10,485)	44,799	54,108

Income (loss) from continuing operations before income taxes	(9,713)	44,852	65,779
Income tax expense (benefit)	(2,988)	18,510	11,079

Income (loss) from continuing operations	(6,725)	26,342	54,700
Income from discontinued operations, net of tax
Real estate	—	—	39,002
Hotels	—	—	783

	—	—	39,785

Net Income (Loss)	$(6,725)	$26,342	$94,485

Income (Loss) Per Common Share
Basic
Income (loss) from continuing operations	$(4.44)	$18.22	$41.24
Income from discontinued operations	—	—	30.00

Net income (loss)	$(4.44)	$18.22	$71.24

Assuming Dilution
Income (loss) from continuing operations	$(4.44)	$17.47	$36.79
Income from discontinued operations	—	—	26.76

Net income (loss)	$(4.44)	$17.47	$63.55

Weighted Average Shares Outstanding
Basic	1,514	1,446	1,326

Assuming Dilution	1,514	1,508	1,487

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net Income (Loss)	$(6,725)	$26,342	$94,485
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	55	—	—
Pro rata share of other comprehensive income from equity investments:
Sale of real estate investments	—	—	(105)
Amortization of interest rate swap	—	—	(30)

	—	—	(135)

Comprehensive Income (Loss)	$(6,670)	$26,342	$94,350

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006
(Amounts in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity

Balance, January 1, 2004	2,396	$240	$54,430	$(9,042)	$135	1,070	$(15,934)	$29,829
Net income				94,485				94,485
Pro rata share of partners’ capital transactions from equity investments:
Sale of real estate investments			362		(105)			257
Amortization of interest rate swap					(30)			(30)

Balance, December 31, 2004	2,396	240	54,792	85,443	—	1,070	(15,934)	124,541
Net income				26,342				26,342
Cash dividends on common stock				(66,113)				(66,113)
Reissuance of treasury shares from exercise of stock options and related income tax effect			1,466	(546)		(185)	2,753	3,673

Balance, December 31, 2005	2,396	240	56,258	45,126	—	885	(13,181)	88,443
Net loss				(6,725)				(6,725)
Reissuance of treasury shares from exercise of stock options and related income tax effect			193			(5)	73	266
Purchase of common stock for treasury						1	(73)	(73)
Unrealized increase in fair value of marketable securities					55			55

Balance, December 31, 2006	2,396	$240	$56,451	$38,401	$55	881	$(13,181)	$81,966

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,725)	$26,342	$94,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity loss from investments in energy affiliates	10,418	8,500	9,901
Depreciation and amortization	1,864	1,850	1,870
Deferred tax expense (benefit)	(1,041)	4,043	(1,094)
Excess tax benefits from share-based payment arrangements	(187)	—	—
Gain from sale of investment in HE III	17	(52,425)	—
Proceeds from sale of (investments in) marketable securities	—	6,051	(5,000)
Gain from sale of investment in HEC	—	113	(62,288)
(Income) loss from investments in marketable securities	—	49	(944)
Payment to exercise option of Separation Agreement	—	—	(3,000)
Amortization of deferred revenue — noncompetition agreement	—	—	(1,007)
Gain from extinguishment of Separation Agreement	—	—	(375)
Amortization of deferred gain from debenture exchange	—	—	(101)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	3,055	(7,237)	4,903
(Increase) decrease in inventories	(414)	6,702	(2,359)
(Increase) decrease in accounts receivable	(651)	6,372	(6,899)
Increase (decrease) in income taxes payable/prepaid	(2,560)	(1,014)	—
Increase (decrease) in accrued expenses and other current liabilities	(1,631)	(874)	3,460
Increase (decrease) in other assets and liabilities	160	(118)	(1,039)
Discontinued operations:
Net change in other assets and liabilities	—	163	190
Gain from sale of investments in HRP, net	—	—	(46,074)
Deferred tax expense (benefit)	—	—	5,143
Equity loss from investments in HRP	—	—	2,769
Payment of litigation judgment to HRP	—	—	(1,877)
Gain from extinguishment of hotel debt	—	—	(1,598)
Increase in accrued litigation expense to HRP	—	—	50

Net cash provided by (used in) operating activities	2,305	(1,483)	(10,884)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in energy affiliates	(8,975)	(40,556)	(11,032)
Investments in property, plant and equipment, net	(4,197)	(2,726)	(3,361)
Proceeds from sale of investment in HE III	—	55,648	—
Proceeds from sale of investment in HEC	—	387	55,788
Discontinued operations:
Proceeds from sale of investments in HRP, net of transaction costs	—	59	59,488
Investments in hotel	—	—	(65)

Net cash provided by (used in) investing activities	(13,172)	12,812	100,818
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving credit facilities, net	4,432	(1,977)	(7,023)
Repayment of other bank borrowings and loans payable	(352)	(347)	(14,742)
Excess tax benefits from share-based payment arrangements	187	—	—
Proceeds from exercise of stock options	79	2,207	—
Purchase of common stock for treasury	(73)	—	—
Cash dividends on common stock	—	(66,113)	—
Proceeds from loans	—	—	6,963
Redemption of 10% Debentures	—	—	(6,468)

Net cash provided by (used in) financing activities	4,273	(66,230)	(21,270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,594)	(54,901)	68,664
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,648	71,549	2,885

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,054	$16,648	$71,549

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

Energy.  Prior to December 31, 2005, the Company had investments in Hallwood Energy Corporation (“HEC”), which was sold in December 2004 and Hallwood Energy III, L.P. (“HE III”), which was sold in July 2005, Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration L.P. (“Hallwood Exploration”). The Company owned between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transactions and comprehensive income (loss).

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). At the consolidation date, Hallwood Energy was principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Parker, Hood and Tarrant Counties in North Texas and the Barnett Shale and Woodford Shale formations in Reeves and Culberson Counties in West Texas and in the Fayetteville Shale formation of Central Eastern Arkansas and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity. The Company’s investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates.

Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. Following the July 2006 sale of its properties in North Texas (discussed below), Hallwood Energy’s management has classified its energy investments into three identifiable areas: Central Eastern Arkansas, South Louisiana and West Texas.

In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake Energy Corporation (“Chesapeake”). Chesapeake assumed operation of these properties. See Note 6.

At December 31, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.

Discontinued Operations.  The Company’s real estate operations were conducted primarily through the Company’s wholly owned subsidiaries. Hallwood Realty, LLC (“Hallwood Realty”) served as the general partner of Hallwood Realty Partners, L.P. (“HRP”), a former publicly-traded master limited partnership. Hallwood Commercial Real Estate, LLC (“HCRE”) served as property manager. Revenues were generated from the receipt of management fees, leasing commissions and other fees from HRP and third parties and the Company’s 22% pro rata share of earnings of HRP using the equity method of accounting.

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

Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its continuing and discontinued subsidiaries:

Continuing subsidiaries:

Brookwood Companies Incorporated and subsidiaries
Hallwood-Integra Holding Company Incorporated and subsidiaries (inactive)

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
HSC Securities Corporation (until November 2006)

The Company fully consolidates all of the above subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments that are accounted for under the equity method of accounting are reviewed for impairment when the fair value of the investment is believed to have fallen below the Company’s carrying value. When such a decline is deemed other than temporary, an impairment charge is recorded to the statement of operations for the difference between the investment’s carrying value and its estimated fair value at the time. In making the determination as to whether a decline is other than temporary, the Company considers such factors as the duration and extent of the decline, the investee’s financial performance, and the Company’s ability and intention to retain its investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. All are factors to be evaluated. Differing assumptions could affect whether an investment is impaired. From time to time, the Company reviews and determines if a writedown is required.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out or specific identification method) or market. The valuation of inventory requires the use of estimates regarding the amount of inventory and the prices at which it will be sold. The valuation includes an obsolescence reserve for excess and slow moving inventory that considers a variety of factors, such as the Company’s historical loss experience, changes in products, changes in customer demand and general economic conditions.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Marketable securities classified as “trading” are carried at fair value on the balance sheet. Unrealized gains and losses are included in operations. Marketable securities classified as “available for sale” are carried at fair value on the balance sheet. Unrealized gains and losses are included in a separate component of stockholders equity entitled “Accumulated Other Comprehensive Income”. Unrealized losses are included in operations if the decline in value is determined to be “other than temporary”.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which revised SFAS No. 123 “Accounting for Stock-Based Compensation”, using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25. All options were fully vested as of December 31, 2005. Because all of the Company’s stock options are fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R).

Prior to January 1, 2006, the Company had elected, as provided by SFAS No. 123, not to recognize employee stock-based compensation expense as calculated under SFAS No. 123, but had recognized such expense in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As all of the Company’s options were fully vested prior to December 21, 2003, there was no difference between the historical operations and pro forma operations for each of the two years ended December 31, 2005 had the expense provisions of SFAS No. 123 been adopted.

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were approximately $594,000 in 2006, $335,000 in 2005 and were not significant in 2004.

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

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company does not directly have any derivative instruments, however, Hallwood Energy has and HRP did have such instruments. Accordingly, the Company recorded its proportional share of any impact of these instruments in accordance with the equity method of accounting.

Hallwood Energy has a make-whole provision contained within its former and current loan facilities. The make-whole fee is recorded at its estimated fair value on Hallwood Energy’s balance sheet and changes in its fair value are recorded in interest expense in Hallwood Energy’s statement of operations.

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

Per Common Share Calculations

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average shares outstanding. Income (loss) per common share assuming dilution was computed by dividing net income (loss) by the weighted average of shares and diluted potential shares outstanding. Stock options are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the “treasury stock method” .

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 addresses accounting for beneficial interests in securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and it clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that either are freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or acquired after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this statement.

On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Company estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48 and does not believe FIN 48 will have a material impact on its financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and it did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet. The funded status is defined as the difference between the fair value of plan assets and the projected benefit obligation (for pension plans) or the accumulated postretirement benefit obligation (for other postretirement benefit plans). SFAS No. 158 also requires that actuarial gains and losses and changes in prior service costs not included in net periodic pension costs be included, net of tax, as a component of other comprehensive income. The statement does not affect the determination of net periodic benefit costs included in the income statement. SFAS No. 158 also requires that an employer measure defined benefit plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position. The requirement to recognize the funded status of defined benefit plans and to provide required disclosures is effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The adoption of the recognition and disclosure provisions of SFAS No. 158 did not have any impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The Company does not believe SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Cash and Cash Equivalents

Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	December 31,
	2006	2005

Cash	$770	$395
Cash equivalents	9,284	16,253

Total	$10,054	$16,648

Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), and interest-bearing demand deposits.

Note 3 — Inventories

Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,
	2006	2005

Raw materials	$5,590	$6,257
Work in progress	4,300	5,103
Finished goods	8,260	6,093

	18,150	17,453
Less: Obsolescence reserve	(857)	(574)

Total	$17,293	$16,879

Note 4 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Machinery and equipment	$19,342	$17,061
Buildings and improvements	5,267	5,082
Office furniture and equipment	4,012	3,337
Construction in progress	2,737	2,155
Leasehold improvements	1,033	401
Land	594	594

	32,985	28,630
Less: Accumulated depreciation	(19,132)	(17,272)

Total	$13,853	$11,358

Note 5 — Operations of Brookwood Companies Incorporated

Receivables.  Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission of 0.6% — 0.7% and the factor’s prior approval. Commissions paid to factors were approximately $478,000, $670,000 and $615,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Factored receivables were

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$14,412,000 and $14,503,000 at December 31, 2006 and 2005, which were net of an allowance for doubtful accounts of $62,000 and $102,000, respectively.

Trade receivables were $4,987,000 and $4,204,000 at December 31, 2006 and 2005, which were net of an allowance for doubtful accounts of $72,000 and $64,000, respectively.

Sales Concentration.  Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2006. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $31,300,000, $56,883,000 and $53,149,000 in 2006, 2005 and 2004, respectively, which represented 27.9%, 42.7% and 39.0% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), have increased in 2006 and accounted for more than 10% of Brookwood’s 2006 sales. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $12,609,000, $10,099,000 and $13,229,000 in 2006, 2005 and 2004, respectively, which represented 11.2%, 7.6% and 9.7% of Brookwood’s sales.

Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit. However, Brookwood has experienced reduced military sales in 2006. Military sales accounted for $53,885,000, $72,456,000 and $75,899,000 in 2006, 2005 and 2004, respectively, which represented 48.0%, 54.4% and 55.7% of Brookwood’s sales.

Stockholders’ Equity.  The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2006, cumulative dividends in arrears on the preferred stock amounted to approximately $10,230,000.

The Brookwood stock option plan was cancelled with the approval of the Company’s shareholders at the May 2006 Annual Meeting concurrent with the approval of the 2005 Long-Term Incentive Plan for Brookwood discussed below.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the outside directors of the board of directors of the Company approved The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The incentive plan was approved by the holders of a majority of shares of the Company’s common stock at the annual shareholders’ meeting held on May 10, 2006. Pursuant to the incentive plan, the directors of Brookwood and key long-term employees, including officers of Brookwood and its subsidiaries, are eligible to receive awards of units that may result in the payment of cash to the participant upon the occurrence of certain events, including a merger, sale of substantially all of the assets to other than management or a change of control of Brookwood. The Brookwood stock option plan was terminated concurrently with the adoption of the incentive plan and any options held pursuant to the Brookwood stock option plan were cancelled concurrently with shareholder approval of the 2005 Long-Term Incentive Plan for Brookwood.

The terms of the incentive plan provide for individual awards to eligible participants. In the event of a change of control transaction, as defined, a total award amount would be payable to the participants equal to 15% of the amount by which the net fair market value of all consideration received by the Company as a result of the change of control transaction exceeds the sum of the liquidation preference plus accrued but unpaid dividends on the Brookwood preferred stock (approximately $23,730,000 at December 31, 2006). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. The incentive plan also provides that, if certain members of senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 6 — Investment in Hallwood Energy, L.P. and Predecessor Affiliates

Investments in Hallwood Energy, L.P. as of the balance sheet dates were as follows (in thousands):

	Cost as of	Amount at Which		Equity Income (Loss) for the
	December 31,	Carried at December 31,		Years Ended December 31,
Description of Investment	2006	2006	2005	2006	2005	2004

Hallwood Energy, L.P.
— Limited partner interest	$50,381	$39,859	$40,848	$(10,417)	$(106)	$—
— General partner interest	6	5	6	(1)	—	—

	$50,387	$39,864	$40,854	$(10,418)	$(106)	$—

At December 31, 2006, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The equity loss for the year ended December 31, 2005 was an aggregate of the income previously reported by HE II, HE 4 and Hallwood Exploration.

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

Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. After completion of the July 2006 sale of its properties in North Texas (discussed below), Hallwood Energy’s management has classified its energy investments into three identifiable areas: Central Eastern Arkansas, South Louisiana and West Texas.

Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.

During 2006, the Company invested an additional $9,427,000 in Hallwood Energy, of which $2,721,000 was invested in January 2006, $6,281,000 in November 2006 (including the contribution of a $452,000 receivable) and $425,000 in December 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth summarized financial data of Hallwood Energy as of and for the three years ended December 31, 2006 (in thousands):

	2006	2005	2004

Balance Sheet Data
Cash and cash equivalents	$25,978	$91,235
Oil and gas properties, net	179,986	61,657
Total assets	214,362	164,340
Loans Payable	39,019	—
Total liabilities	54,209	7,858
Partners’ capital	160,153	156,482
Statement of Operations Data
Revenues
Natural gas sales	$774	$—	$—
Expenses
Impairment of oil and gas properties	28,408	—	—
General and administrative expenses	5,587	2,062	205
Operating expenses	2,076	—	—
Depreciation and depletion	555	211	—

	36,626	2,273	205

Operating Loss	(35,852)	(2,273)	(205)
Other Income and Expense
Interest expense	(7,204)	—	—
Interest income	1,658	357	106
Other income (expense)	7	(209)	—
Gain from sale of oil and gas properties	—	2,751	—

	(5,539)	2,899	106

Net Income (Loss)	$(41,391)	$626	$(99)

A description of Hallwood Energy’s activities is provided below:

Operations.  In January 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately $4,960,000 to Hallwood Energy in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in Central Eastern Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 2006 for the first of two initial wells. Hallwood Energy commenced drilling before that date. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells. The Participation Agreement also establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.

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

Loan Financing.  In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. During 2006, the loan facility was amended twice. First, it was amended to allow for the sale of undeveloped leaseholds to Chesapeake in July 2006 (discussed above). Secondly, it was amended in December 2006 to cure several technical loan defaults because of, among other things, Hallwood Energy’s general and administrative expenses exceeded the maximum amount permitted under the loan facility and to extend the test dates for proved collateral coverage ratios and the make whole payment period. In connection with an additional $25,000,000 capital contribution made by its investors in the 2006 fourth quarter, the lender agreed to waive the defaults, and a waiver and loan amendment were completed.

Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio.

In March and April 2007, the Company advanced a total of $9,000,000 to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy have agreed that the $7,000,000 amount previously advanced will be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of amounts advanced over the Company’s share of the capital contribution and related oversubscription.

In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $10,300,000 for a make-whole fee and incremental interest to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the new lender resigned its position on the board of directors and assigned its general partner interest to the remaining members.

Provided that Hallwood Energy raises $25,000,000 through an equity call or through debt subordinate to the Credit Facility (discussed below), the new lender will match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Credit Facility through the availability termination date of July 31, 2008.

The Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The initial proved collateral coverage ratio test is performed June 30, 2008, and each quarter thereafter. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments,

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy.

The Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. The lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.

Equity Investment.  In November 2006, Hallwood Energy requested an additional capital contribution in the amount of $25,000,000 from its partners. The Company invested an additional $6,281,000 to maintain its proportionate interest in Hallwood Energy. The Company utilized a $452,000 capital contribution receivable to reduce its cash contribution to $5,829,000. In addition, certain other investors in Hallwood Energy did not elect to fund their proportionate share of the additional capital contribution. The Company invested an additional $425,000 in December 2006 in excess of its proportionate amount. These contributions were made from existing cash.

Hallwood Energy issued a $25,000,000 equity call to its partners on April 14, 2007 (the “April Call”). Previously, Hallwood Energy received cash advances of $7,000,000 each from the Company and an affiliate of the new lender. These advances were applied to the April Call. HIL and the new lender have each committed to fund one half of the April Call and potential additional equity or subordinated debt funding calls of $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call.

Litigation.  In early 2006, Hallwood Energy entered into two two-year contracts with Eagle Drilling, LLC (subsequently Eagle Drilling Operations, LLC), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig. In August 2006, one of the rigs provided by the contractor collapsed. Hallwood Energy requested the contractor to provide assurances that the other rig, and any rig provided to replace the collapsed rig, were safe and met the requirements of the contracts. When the contractor refused to provide these assurances, Hallwood Energy notified the contractor that the contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Eagle Domestic Drilling Operations, LLC has asserted damages in excess of $22,000,000 against Hallwood Energy, principally for breach of contract. Eagle Domestic Drilling Operations, LLC and its parent have since filed for Chapter 11 bankruptcy protection. Hallwood Energy is currently unable to determine the impact of this matter on its results of operations and financial position.

Hallwood Energy II, L.P.

	Cost as of	Amount at Which		Equity Income (Loss) for the
	December 31,	Carried at December 31,		Years Ended December 31,
Description of Investment	2006	2006	2005	2006	2005	2004

Hallwood Energy II, L.P.
— Limited partner interest	—	—	—	—	$417	$(6)

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE4, which was renamed Hallwood Energy. At December 31, 2005, prior to the energy consolidation, the Company owned approximately 24% (20% after consideration of profit interests) of HE II. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE II’s net income (loss) and partner capital transactions. HE II was formed to explore various oil and gas exploration opportunities, primarily in Texas, and in areas not associated with HEC and HE III. In 2005 and 2006, the Company invested $2,430,000 and $10,691,000 in HE II, respectively.

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

Hallwood Exploration, L.P.

	Cost as of	Amount at Which		Equity Income (Loss) for the
	December 31,	Carried at December 31,		Years Ended December 31,
Description of Investment	2006	2006	2005	2006	2005	2004

Hallwood Exploration, L.P.
— Limited partner interest	—	—	—	—	$(165)	$(228)

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE4, which was renamed Hallwood Energy. At December 31, 2005, prior to the energy consolidation, the Company owned approximately 20% (17% after consideration of profit interests) of Hallwood Exploration. It accounted for this investment using the equity method of accounting and recorded its pro rata share of Hallwood Exploration’s net income (loss) and partner capital transactions. Hallwood Exploration was formed to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption Parishes in South Louisiana. In 2004 and 2005, the Company invested $1,318,000 and $3,244,000 in Hallwood Exploration, respectively.

Certain of the Company’s officers and directors were investors in Hallwood Exploration. In addition, as members of management of Hallwood Exploration, one director and officer and one officer of the Company held a profit interest in Hallwood Exploration.

Hallwood Energy 4, L.P. (Renamed Hallwood Energy, L.P.)

	Cost as of	Amount at Which		Equity Income (Loss) for the
	December 31,	Carried at December 31,		Years Ended December 31,
Description of Investment	2006	2006	2005	2006	2005	2004

Hallwood Energy 4, L.P.
— Limited partner interest	—	—	—	—	$(124)	—

At December 31, 2005, prior to the energy consolidation, the Company owned approximately 26% (21% after consideration of profit interests) of HE 4. It accounted for this investment using the equity method of accounting and recorded its pro rata share of HE 4’s net income (loss) and partner capital transactions. In the 2005 third quarter, HE 4 was formed to acquire, explore and develop oil and gas acreage in the Fayetteville Shale in Central Eastern Arkansas. In September 2005 and December 2005, the Company invested $9,193,000 and $13,130,000 in HE 4, respectively. Effective December 31, 2005, in connection with the energy consolidation, the name of this private energy affiliate was changed to Hallwood Energy, L.P.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hallwood Energy III, L.P.

	Cost as of	Amount at Which		Equity Income (Loss) for the
	December 31,	Carried at December 31,		Years Ended December 31,
Description of Investment	2006	2006	2005	2006	2005	2004

Hallwood Energy III, L.P.
— Limited partner interest	—	—	—	—	$(8,628)	$(223)

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

In exchange for its interest in HE III, the Company received a cash payment of $54,850,000 in July 2005 and received an additional $799,000 in November 2005 from the final working capital adjustment. In addition, the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company received a distribution for its proportionate share of certain pipe inventory owned by HE III, with a proportionate carrying value of approximately $889,000, which was contributed to HE II as an additional capital investment. The Company also recorded a receivable at December 31, 2005 in the amount of $469,000 for the settlement of a working capital adjustment with Hallwood Petroleum. The receivable, which was reduced to $452,000 by certain post-closing adjustments, was contributed to Hallwood Energy in November 2006 as an additional capital investment.

Certain of the Company’s officers and directors were investors in HE III. In addition, as members of management of HE III, one director and officer and one officer of the Company held a profit interest in HE III.

Hallwood Energy Corporation

	Amount at Which		Equity Income (Loss) for
	Carried at December 31,		Years Ended December 31,
Description of Investment	2006	2005	2006	2005	2004

Hallwood Energy Corporation
— Common stock	—	—	—	—	$(9,444)

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

Hallwood Petroleum, LLC

Hallwood Petroleum, LLC.  The Company’s former Hallwood Petroleum, LLC subsidiary (“HPL”) commenced operation in October 2004 as an administrative and management company to facilitate record keeping and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processing for the energy affiliates and had no financial value. All revenues were credited to, and all costs were borne by, the other energy affiliates with no profit element. All assets nominally in the name of HPL were held solely for the benefit of the other energy affiliates. HPL was formed as a subsidiary of the Company as a convenience and it was not intended that it have any financial impact on the Company. In the 2005 second quarter, the Company determined that its ownership of this pass-through entity created unnecessary complexity, therefore HPL was transferred for nominal consideration to officers of the energy affiliates that are not officers of the Company. The transfer was completed on May 11, 2005. HPL was acquired by Hallwood Energy for nominal consideration in connection with the December 31, 2005 energy consolidation.

Other

The Company invested nominal amounts in other affiliated entities which served as general partners for the energy affiliates. These entities were included in the energy consolidation on December 31, 2005.

Note 7 — Loans Payable

Loans payable at the balance sheet dates are as follows (in thousands):

	December 31,
	2006	2005

Bank Debt
Revolving credit facility, interest at Libor + 1.25% — 1.75% or Prime; due January 2010	$10,432	$6,000
Equipment term loans, interest at various rates; due at various dates from March 2007 through February 2009	460	812

Total	10,892	6,812
Current portion	(275)	(352)

Noncurrent portion	$10,617	$6,460

Revolving Credit Facility.  The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility (after the renewal discussed below) bears interest at Brookwood’s option of Prime or Libor + 1.25% — 1.75% (variable depending on compliance ratios) and contains two quarterly covenants, including maintenance of a financial ratio, and restrictions on dividends and repayment of debt or cash transfers to the Company. The interest rate was a blended rate of 7.48% and 6.27% at December 31, 2006 and 2005, respectively. The outstanding balance was $10,432,000 at December 31, 2006 and Brookwood had $11,568,000 of borrowing availability under this facility.

Equipment Term Loans.  Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment loans varied between 5.60% and 8.60%, with a blended rate of 7.17% at December 31, 2006. Monthly principal and interest payments are required for each of the borrowings. The outstanding balance at December 31, 2006 was $460,000 and Brookwood had $2,540,000 of borrowing availability under this facility.

Loan Covenants.  The Key Working Capital Revolving Credit Facility included a covenant regarding total debt to tangible net worth ratio covenant, a minimum net income requirement and a covenant that cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. As of the end of all interim periods in 2006 and 2005 and as of December 31, 2006 and 2005, Brookwood was in compliance with its loan covenants.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Renewal of Credit Facilities.  Both of the Key Bank facilities, which had original maturities of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities and the loan covenants were unchanged; however, the interest rate on the Key Working Capital Revolving Credit Facility was reduced, at Brookwood’s option, from Prime plus 0.25% or Libor + 1.75% — 3.00% (variable depending on compliance ratios).

Schedule of Maturities.  Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,	Amount

2007	$275
2008	158
2009	27
2010	10,432

Total	$10,892

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

Note 9 — Deferred Revenue — Noncompetition Agreement

In March 2001, the Company agreed to sell its investment in its former subsidiary, Hallwood Energy Corporation, which represented the Company’s former energy operations, to Pure Resources II, Inc., an indirect wholly owned subsidiary of Pure Resources, Inc. The Company received $18,000,000 for the tender of its 1,440,000 shares of common stock in May 2001 and received an additional amount of $7,250,000, pursuant to terms of a noncompetition agreement that was paid by Pure upon the completion of the merger in June 2001.

The Company began amortizing the deferred revenue from the noncompetition agreement in the amount of $7,250,000, over a three-year period commencing June 2001. The amortization was $1,007,000 in the year ended December 31, 2004. The noncompetition agreement was fully amortized in May 2004.

Note 10 — Redeemable Preferred Stock

The Company has outstanding 250,000 shares of preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock are entitled to cash dividends in an annual amount of $0.20 per share (total annual amount of $50,000), which were paid in each of the years beginning in 1996 through and including 2003. No dividend was paid during the three years ended December 31, 2006. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001, dividends accrue and are payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption on July 20, 2010, which is fifteen years from the date of issuance, at

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.

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

Treasury Stock.  During 2005, 184,875 shares of common stock were reissued out of treasury in connection with the exercise of stock options by certain directors and officers. The treasury stock account balance was reduced by the average cost per treasury share which aggregated $2,753,000.

During 2006, the Company purchased 657 common shares from one officer for $73,000, and 4,875 shares of common stock were reissued out of treasury, in connection with the exercise of stock options by two officers. The treasury stock account balance was reduced by the average cost per treasury share which aggregated $73,000.

Stock Options.  The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company. The 1995 Plan authorized options to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant. At December 31, 2006, there were 14,250 fully vested outstanding options, of which 9,750 expire in 2007 and 4,500 expire in 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected; however, no new options can be issued under the 1995 Plan.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. The Company granted no options in the three years ended December 31, 2006. Because all of the Company’s stock options were fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R).

In May 2006, the estate of a former officer of the Company exercised its remaining options to purchase 3,375 shares of the Company’s common stock. The Company received proceeds of $56,000 from the exercise of these options and reissued the shares out of treasury stock. The difference between the option proceeds and the average cost of reissued treasury shares of was recorded as an increase in additional paid-in capital.

In December 2006, one officer of the Company exercised options to purchase 1,500 shares of the Company’s common stock that were scheduled to expire in February 2007. The officer paid the exercise price and related tax withholding requirement by exchanging an equivalent number of common shares valued at the fair market value of the common stock at the time of exercise. The net result of the exercise and exchange was the issuance of 843 shares out of treasury.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the 2005 second quarter, the Company’s chairman and chief executive officer, and two directors exercised all of their options to purchase a total of 180,000 shares of the Company’s common stock, and three officers exercised a portion of their options to purchase an additional 4,875 shares. The Company received proceeds of $2,207,000 from the exercise of these 184,875 options. The $546,000 difference between the option proceeds of $2,207,000 and the average cost of reissued treasury shares of $2,753,000 was recorded as a reduction in additional paid-in capital earnings.

Option activity for the year ended December 31, 2006 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Outstanding, January 1, 2006	19,125	$15.10

Granted	—
Exercised	(4,875)	$16.09

Forfeited	—

Outstanding, December 31, 2006	14,250	$14.77	1.46	$1,535,000

Options exercisable at December 31, 2006	14,250		1.46	$1,535,000

Vested at December 31, 2006	14,250		1.46	$1,535,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2006 calendar year and the exercise price, multiplied by the number of options).

A summary of options granted and the changes therein for the 1995 Stock Option Plan during the three years ended December 31, 2006 are presented below:

	Years Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	19,125	$15.10	204,000	$12.23	204,000	$12.23
Granted	—	—	—	—	—	—
Exercised	(4,875)	16.09	(184,875)	11.94	—	—
Forfeited	—	—	—	—	—	—
Reacquired	—	—	—	—	—	—

Outstanding, end of year	14,250	$14.77	19,125	$15.10	204,000	$12.23

Options exercisable, at end of year	14,250	$14.77	19,125	$15.10	204,000	$12.23

The Company did not grant any stock options and all options outstanding were fully vested in the three year period ended December 31, 2006; therefore, no pro forma amounts are required to be reported.

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

Note 13 — Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
Continuing Operations	2006	2005	2004

Federal
Current	$(2,189)	$13,688	$10,390
Deferred	(1,032)	3,933	(900)

Sub-total	(3,221)	17,621	9,490
State
Current	242	779	1,783
Deferred	(9)	110	(194)

Sub-total	233	889	1,589

Total	$(2,988)	$18,510	$11,079

	Years Ended December 31,
Discontinued Operations	2006	2005	2004

Federal
Current	$—	$—	$1,207
Deferred	—	—	5,143

Sub-total	—	—	6,350
State	—	—	212

Total	$—	$—	$6,562

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded tax or (benefit) are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Expected tax expense (benefit) at the statutory tax rate	$(3,303)	$15,698	$39,244
State taxes	154	578	1,297
Permanent items	120	—	—
Other	41	2,236	(3,731)
Foreign loss not taxable	—	(2)	(2)
Decrease in deferred tax asset valuation allowance	—	—	(19,167)

Recorded tax or (benefit)	$(2,988)	$18,510	$17,641

The net deferred tax asset was $1,655,000 and $614,000 at December 31, 2006 and 2005, respectively. Prior to 2004, the deferred tax asset was principally attributable to the anticipated utilization of the Company’s net operating loss carryforwards (“NOLs”), percentage depletion carryovers, tax credits and timing differences from the implementation of various tax planning strategies, which included anticipated gains from the potential sale of investments and projected income from operations. During 2004, the Company utilized all of its available NOLs of $29,166,000, alternative minimum tax credits of $2,249,000 and a depletion carryforward of $6,323,000 to offset taxable income. At December 31, 2006, the deferred tax asset was comprised of $1,124,000 attributable to timing differences, that upon reversal, can be utilized to offset income from operations and $531,000 of alternative minimum tax credits. The 2005 amount was attributable solely to temporary differences.

As a result of the appreciation in market value of the HRP limited partner units during 2004 and the establishment of a value for the general partner interest in HRP, principally due to the terms of the Agreement and Plan of Merger with HRPT, and an increase in projected income from operations due to improved results at Brookwood and the Company’s energy investments, management determined that its valuation allowance should be eliminated to reflect the anticipated increase in utilization of NOLs and other tax attributes prior to their expiration. Deferred tax expense in 2004 was reduced by the elimination of the valuation allowance, which was $19,167,000 at December 31, 2003. To the extent that the elimination of the valuation allowance was attributable to the appreciation in market value of the investments in HRP, the deferred tax benefit was allocated to discontinued operations. Accordingly, the Company recorded a deferred tax expense (benefit) of $(1,041,000), $4,043,000 and $4,049,000 in 2006, 2005 and 2004, respectively.

The Company reported a taxable loss in 2006, principally attributable to significant amount of intangible drilling costs from its Hallwood Energy investment, and as a result recorded a federal current tax benefit of $2,189,000. The Company reported significant taxable income in 2005, principally attributable to the gain from disposition of its investment in HE III and incurred federal current tax expense of $13,688,000. In 2004, the Company reported taxable income principally as a result of gains from the disposition of its interests in HRP and HEC, net of the utilization of NOLs, depletion carryovers and tax credits and incurred federal current tax expense from continuing and discontinued operations of $11,597,000.

The accrued federal income tax receivable was $3,861,000 and $1,322,000 and net state taxes receivable (payable) were $200,000 and $(9,000) at December 31, 2006 and 2005, respectively.

The Internal Revenue Service completed an examination of the Company’s consolidated income tax returns for the years ended December 31, 2004 and 2005. The IRS proposed adjustments that resulted in a tax assessment of $61,000 for 2004 and $103,000 for 2005, with associated interest costs of $15,000. The Company paid the assessed tax and interest in December 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A schedule of the types and amounts of existing temporary differences and NOLs, at the blended statutory tax rate of 34% (35% at December 31, 2005), as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net
	December 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities

Reserves recorded for financial statement purposes and not for tax purposes	$1,024	$—	$1,198	$—
Equity in earnings of unconsolidated affiliates	696	—	—	53
Depreciation and amortization	—	596	—	531
Tax credits	531	—	—	—

Deferred tax assets and liabilities	2,251	$596	1,198	$584

Less: Deferred tax liabilities	(596)		(584)

Deferred tax asset, net	$1,655		$614

Note 14 — Discontinued Real Estate Operations

The Company’s real estate business segment has been reclassified to discontinued operations as a result of the sale of its investments in HRP and the termination of the associated management contracts (discussed below). A summary of discontinued real estate operations is provided below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues
Fees
Related parties	$—	$—	$2,814
Other	—	—	247
Equity income (loss) from investments in HRP	—	—	(2,769)

			292
Expenses
Administrative expenses	—	—	877
Litigation costs	—	—	50
Amortization	—	—	—

	—	—	927

Income (loss) from operations	—	—	(635)
Gain from sale
Gain from sale of investments in HRP	—	—	52,703
Incentive compensation and transaction costs	—	—	(6,629)

	—	—	46,074

Income (loss) before income taxes	—	—	45,439
Income taxes
Current federal and state income tax expense	—	—	1,294
Deferred federal income tax expense	—	—	5,143

	—	—	6,437

Income from discontinued real estate operations	$—	$—	$39,002

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

	Years Ended December 31,
	2006	2005	2004

Property management fees	$—	$—	$1,127
Leasing fees	—	—	866
Construction supervision fees	—	—	486
Asset management fees	—	—	335

Total	$—	$—	$2,814

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

As of June 2002, the Company completed the disposition of four hotel properties it had previously designated as discontinued operations. The Company determined that it would retain its leasehold interest in the GuestHouse Suites hotel in Huntsville, Alabama. In December 2004, the Company’s Brock Suites Huntsville, Inc. subsidiary entered into a Lease Termination and Mutual Release Agreement with the landlord of the GuestHouse Suites Plus hotel in Huntsville, Alabama. In connection with the lease termination, the remaining assets of the subsidiary were transferred to the landlord, and the Company obtained a release from any further obligations. The Company recognized a gain from extinguishment of debt of $1,598,000. Operating results for the Huntsville hotel were reclassified as discontinued operations. A summary of discontinued hotel operations for the three years ended December 31, 2006 is provided below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues
Gain from extinguishment of debt	$—	$—	$1,598
Sales	—	—	1,499

			3,097
Expenses
Operating expenses	—	—	1,987
Depreciation and amortization	—	—	188
Interest expense	—	—	10
Litigation and other disposition costs	—	—	5

	—	—	2,190

Income before income taxes	—	—	907
Income tax expense	—	—	124

Income from discontinued hotel operations	$—	$—	$783

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental Schedule of Non-Cash Investing and Financing Activities.

	Years Ended December 31,
	2006	2005	2004

Income tax effect from exercise of stock options:
Income taxes payable	$(187)	$(1,466)	$—
Additional paid-in capital	187	1,466	—

	$—	$—	$—

Contribution of receivable as investment in Hallwood Energy	$452	$—	$—

Change in accrued capital expenditures in accounts payable	$162	$—	$—

Other comprehensive income Increase in value of available — for — sale marketable securities	$55	$—	$—

Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	$—	$218	$—
Prepaids, deposits and other assets	—	85	—
Property, plant and equipment, net	—	588	—
Other noncurrent assets	—	138	—
Accounts payable	—	(584)	—
Accrued expenses and other current liabilities	—	(445)	—

	$—	$—	$—

Proportionate share of partners’ capital transactions of equity investments Sale of real estate investments	$—	$—	$257
Amortization of interest rate swap	—	—	(30)

	$—	$—	$227

Hotel assets and liabilities relinquished in connection with debt extinguishment:
Other liabilities, net	$—	$—	$1,598

Supplemental disclosures of cash payments.
Interest paid	$594	$455	$1,299
Income taxes paid	608	15,158	12,903

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles net income (loss) used in the computation of income per share for the basic and assuming dilution methods (in thousands):

	Years Ended December 31,
	2006	2005	2004

Weighted Average Shares Outstanding
Basic	1,514	1,446	1,326
Potential shares from assumed exercise of stock options	—	88	204
Potential repurchase of shares from stock options proceeds	—	(26)	(43)

Assuming dilution	1,514	1,508	1,487

Net Income (Loss)
Basic and assuming dilution	$(6,725)	$26,342	$94,485

Due to the loss for the year ended December 31, 2006, potential shares from assumed exercise of stock options in the amount of 14,000 shares were antidilutive.

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

Management has reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $10,881,000 and $6,837,000 at December 31, 2006 and 2005, compared to the carrying value of $10,892,000 and $6,812,000, respectively.

The fair value information presented as of December 31, 2006 and 2005 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 19 — Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are eligible for bonuses from the Company or its

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries, subject to approval by the Company or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s United States office. In addition, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006. Prior to the disposition of HRP in July 2004, a significant portion of the office and administrative costs were paid by HRP.

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2006	2005	2004

Consulting fees	$996	$989	$928
Office space and administrative services	463	557	324
Travel expenses	267	257	218
Bonus	—	5,000	4,908

Total	$1,726	$6,803	$6,378

A special committee, consisting of independent members of the board of directors, awarded a $5,000,000 bonus to Mr. Gumbiner, in consideration of the significant profits and long-term gains realized by the Company as a result of Mr. Gumbiner’s performance over an extended period. The bonus was paid in July 2005.

In connection with the sale of HRP in July 2004 and the substantial benefits the Company received from the operations of HRP over a number of years, a special committee authorized additional incentive compensation payments of $1,908,000 to Mr. Gumbiner and $3,000,000 to HIL. The bonuses were paid in September 2004 and October 2004, respectively. As these incentive compensation payments related to HRP, the costs were reported within the discontinued real estate operations.

In addition, HIL and Mr. Gumbiner perform services for certain affiliated entities that are not subsidiaries of the Company, for which they receive consulting fees, bonuses, stock options, net profit interests or other forms of compensation and expenses. The Company recognizes a proportionate share of such compensation and expenses, based upon its ownership percentage in the affiliated entities through the utilization of the equity method of accounting.

Beginning January 1, 2005, HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the years ended December 31, 2006 and 2005, HIL reimbursed the Company $142,000 and $113,000, respectively, for such expenses.

In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls of $55,000,000 (or $27,500,000) by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call.

Hallwood Energy.  Beginning August 1, 2005, Hallwood Energy and its predecessor entities shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the year ended December 31, 2006 and the five month period ended December 31, 2005, Hallwood Energy reimbursed the Company $311,000 and $59,000, respectively, for such expenses.

Hallwood Realty Partners, L.P.  The Company’s former Hallwood Realty and HCRE real estate subsidiaries earned asset management, property management, leasing and construction supervision fees from HRP prior to the sale of its investments in July 2004. See Note 14.

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

Hallwood Energy.  As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Note 6 for a further description of certain litigation involving Hallwood Energy.

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

In August 2005, Kenyon received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) with notification that Kenyon had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant and that when the test was conducted the equipment was not operating at the required efficiency. Since that time, Kenyon has upgraded and retested the equipment, which met the requirements on the retest. RIDEM has requested additional information regarding the failed test and Kenyon’s remedial actions, which Kenyon has provided. In February 2007, RIDEM issued a Notice of Violation (“NOV”) accompanied by a $14,000 fine. Kenyon, requested an informal hearing to

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dispute the allegations in the NOV and the fine. As a result of the informal hearing held on March 30, 2007, a consent agreement was executed and a $9,500 fine was remitted to RIDEM to close this matter.

In September 2005, Brookwood accrued $250,000 for anticipated environmental remediation costs in connection with a plan to remove, dewater, transport and dispose of sludge from its lagoons. Brookwood accrued an additional $35,000 for remediation costs in 2006. Brookwood received approval from RIDEM for the remediation activities, which were completed in July 2006.

In October 2005, Brookwood Laminating received a NOV from RIDEM alleging various violations of the Rhode Island Hazardous waste management program and seeking an administrative penalty of approximately $20,000. Brookwood Laminating contested the NOV and in January 2006, settled the matter with a reduced penalty in the amount of $12,750.

Commitments.  Total lease expense for noncancelable operating leases was $1,227,000, $812,000 and $1,515,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company leases certain textile equipment and one hotel property (prior to its disposition in December 2004), including land, buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with Hallwood Energy, HIL and HRP (prior to its disposition in July 2004) and pays a proportionate share of the lease expense.

At December 31, 2006 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending
December 31,	Amount

2007	$1,086
2008	1,012
2009	659
2010	626
2011	349
Thereafter	1,697

Total	$5,429

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $23,730,000 at December 31, 2006). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.

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

The following represents the Company’s reportable amounts by business segment and discontinued operations, as of and for the three years ended December 31, 2006 (in thousands):

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Year Ended December 31, 2006
Total revenue from external sources	$112,154				$112,154

Operating income (loss)	$5,588		$(4,816)		$772

Other income (loss), net	$(602)	$(10,435)	$552		(10,485)

Loss from continuing operations before income taxes					$(9,713)

Income from discontinued operations					—

Identifiable assets, December 31, 2006	$51,720	$39,864			$91,584
Cash allocable to segment	387	—	$9,667		10,054

	$52,107	$39,864	$9,667		101,638

Corporate assets			$5,959		5,959

Total assets, December 31, 2006					$107,597

Depreciation and amortization	$1,844	$—	$20		$1,864

Capital expenditures/acquisitions	$4,149	$—	$48		$4,197

Year Ended December 31, 2005
Total revenue from external sources	$133,108	$1,499			$134,607

Operating income (loss)	$11,677		$(11,624)		$53

Other income (loss), net	$(545)	$43,812	$1,532		44,799

Income from continuing operations before income taxes					$44,852

Income from discontinued operations					—

Identifiable assets, December 31, 2005	$48,132	$40,854			$88,986
Cash allocable to segment	281	—	$16,367		16,648

	$48,413	$40,854	$16,367		105,634

Corporate assets			$3,167		3,167

Total assets, December 31, 2005					$108,801

Depreciation and amortization	$1,738	$97	$15		$1,850

Capital expenditures/acquisitions	$2,654	$69	$3		$2,726

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile			Discontinued
	Products	Energy	Other	Operations	Consolidated

Year Ended December 31, 2004
Total revenue from external sources	$136,276	$1,004			$137,280

Operating income (loss)	$18,460		$(6,789)		$11,671

Other income (loss), net	$(398)	$52,387	$2,119		54,108

Income from continuing operations before income taxes					$65,779

Income from discontinued operations				$39,785	$39,785

Identifiable assets, December 31, 2004	$60,238	$13,347		$329	$73,914
Cash allocable to segment	228	218	$71,321	—	71,767

	$60,466	$13,565	$71,321	$329	145,681

Corporate assets			$11,636		11,636

Total assets, December 31, 2004					$157,317

Depreciation and amortization	$1,618	$57	$7	$188	$1,870

Capital expenditures/acquisitions	$2,651	$689	$21		$3,361

Note 22 — Employee Benefit Retirement Plans

In August 1989, the Company established a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; (iii) excludes the Company’s hotel hourly employees from a matching contribution; and (iv) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the years ended December 31, 2006 and 2005, vest at a rate of 20% per year of service and become fully vested after five years. The Company did not provide a matching contribution in 2004. Employees of Hallwood Realty, HCRE and salaried hotel employees also participated in the Company’s 401(k) plan. Employer contributions paid on behalf of Hallwood Realty employees were substantially paid by HRP. Brookwood has a separate 401(k) plan which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2006, 2005 and 2004, respectively, excluding contributions from HRP in 2004, were $273,000, $283,000 and $205,000, respectively.

Brookwood’s union employees belong to a pension fund maintained by their union. The Company contributes $90 per month per employee to the fund. Total contributions for the three years ended December 31, 2006 were $310,000, $306,000 and $302,000, respectively.

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

Note 24 — Subsequent Event

As previously discussed in Note 6, in April 2007, Hallwood Energy entered into a $100,000,000 Credit Facility with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $10,300,000 for a make-whole fee and incremental interest to the original lender related to the $40,000,000 note payable and transaction fees of approximately $200,000. The remaining availability of $35,000,000 may be drawn through July 31, 2008, contingent upon additional equity or subordinated debt funding from Hallwood Energy investors on a dollar for dollar basis. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25 —	Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2006 and 2005, are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2006
	March 31	June 30	September 30	December 31

Operating revenues	$30,775	$28,698	$25,055	$27,626
Other income (loss)	(359)	(692)	(670)	(8,764)
Gross profit	5,956	4,700	4,120	4,244
Income (loss) before income taxes	947	(624)	(1,254)	(8,782)
Net income (loss)	464	(499)	(848)	(5,842)
Comprehensive income	—	—	—	55
Per share data:
Net income (loss)
Basic	0.31	(0.33)	(0.56)	(3.86)
Assuming dilution	0.30	(0.33)	(0.56)	(3.86)

	Year Ended December 31, 2005
	March 31	June 30	September 30	December 31

Operating revenues	$37,326	$35,857	$30,239	$31,185
Other income	97	532	43,716	454
Gross profit	8,646	8,035	6,479	6,148
Income (loss) before income taxes	1,911	(3,444)	44,884	1,501
Net income (loss)	906	(4,317)	28,935	818
Comprehensive income	—	—	—	—
Per share data:
Net income (loss)
Basic	0.68	(3.02)	19.15	0.54
Assuming dilution	0.60	(3.02)	18.95	0.54

Year Ended December 31, 2006.  In December 2006, Hallwood Energy recorded an impairment of $28,408,000 associated with its oil and gas properties and accrued $1,683,000 as a portion of a make-whole fee in connection with a subsequent prepayment of a loan. The make-whole fee was included in interest expense. The Company recorded its proportionate share of such impairment and interest expense in the approximate amount of $7,560,000.

Year Ended December 31, 2005.  In July 2005, the Company completed a sale of its investment in HE III and reported a gain from the sale of $51,956,000. The gain was reported in continuing operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$9,667	$16,310
Prepaid income taxes	3,861	1,322
Deferred income tax, net	860	945
Receivables and other current assets	242	728

	14,630	19,305
Noncurrent Assets
Investments in Hallwood Energy, L.P.	39,864	40,854
Investments in subsidiaries	28,156	31,056
Deferred income tax, net	751	—
Other noncurrent assets	196	113

	68,967	72,023

Total Assets	$83,597	$91,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$600	$1,375
Income taxes payable	31	94

	631	1,469
Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000
Deferred income tax	—	416

	1,000	1,416

Total Liabilities	1,631	2,885
Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	56,451	56,258
Accumulated other comprehensive income	55	—
Retained earnings	38,401	45,126
Treasury stock, at cost	(13,181)	(13,181)

Total Stockholders’ Equity	81,966	88,443

Total Liabilities and Stockholders’ Equity	$83,597	$91,328

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Revenues	$—	$—	$—
Expenses	4,810	11,019	4,305

Operating Loss	(4,810)	(11,019)	(4,305)
Other Income (Loss)
Equity (loss) from investments in energy affiliates	(10,418)	(8,500)	(9,901)
Equity in net income of subsidiaries — continuing operations	3,159	5,764	8,511
Interest and other income	566	1,539	1,434
Gain (loss) from disposition of investments in energy affiliates:
HE III	(17)	52,425	—
HEC	—	(113)	62,288
Interest expense	(15)	—	(504)
Amortization of deferred revenue — noncompetition agreement	—	—	1,007
Separation Agreement income	—	—	375

	(6,725)	51,115	63,210

Income (loss) from continuing operations before income taxes	(11,535)	40,096	58,905
Income tax expense (benefit)	(4,810)	13,754	4,205

Income (loss) from continuing operations	(6,725)	26,342	54,700
Income from discontinued operations, net of tax
Real estate	—	—	39,002
Hotels	—	—	783

	—	—	39,785

Net Income (Loss)	$(6,725)	$26,342	$94,485

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Net Income (Loss)	$(6,725)	$26,342	$94,485
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	55	—	—
Pro rata share of other comprehensive income from equity investments:
Sale of real estate investments	—	—	(105)
Amortization of interest rate swap	—	—	(30)

	—	—	(135)

Comprehensive Income (Loss)	$(6,670)	$26,342	$94,350

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,398	$(6,174)	$(17,020)
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in energy affiliates	(8,975)	(40,556)	(11,032)
Return of (additional) investment in subsidiaries	(259)	(285)	48,897
Proceeds from sale of investment in HE III	—	55,648	—
Proceeds from sale of investment in HEC	—	387	55,788

Net cash provided by (used in) investing activities	(9,234)	15,194	93,653
CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangement	187	—	—
Proceeds from exercise of stock options	79	2,207	—
Purchase of common stock for treasury	(73)	—	—
Cash dividends on common stock	—	(66,113)	—
Redemption of 10% Debentures	—	—	(6,468)
Repayment of bank borrowings and loans payable	—	—	(730)

Net cash provided by (used in) financing activities	193	(63,906)	(7,198)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,643)	(54,886)	69,435
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,310	71,196	1,761

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,667	$16,310	$71,196

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental Schedule of Non-Cash Investing and Financing Activities.  The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2006	2005	2004

Income tax effect from exercise of stock options:
Income taxes payable	$(187)	$(1,466)	$—
Additional paid-in capital	187	1,466	—

	$—	$—	$—

Contribution of receivable as investment in Hallwood Energy	$452	$—	$—

Other comprehensive income
Increase in value of available — for — sale marketable securities	$55	$—	$—

Proportionate share of partners’ capital transactions of equity investments
Sale of real estate investments	$—	$—	$257
Amortization of interest rate swap	—	—	(30)

	$—	$—	$227

Supplemental disclosures of cash payments.
Income taxes paid	$206	$14,620	$10,483
Interest paid	15	—	594

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

Note 2 — Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $6,000,000, $8,000,000 and $3,000,000 in 2006, 2005 and 2004, respectively. The Company also received dividend payments totaling $3,000,000 through April 30, 2007.

Note 3 — Income From Discontinued Operations

In July 2004, the Company sold its real estate business segment. Accordingly, results for the real estate operations have been reclassified to discontinued operations. Discontinued real estate operations for the three years ended December 31, 2006 consist of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Equity in net income of real estate subsidiaries	$—	$—	$51,908
Income tax (expense) benefit	—	—	(6,226)
Incentive compensation and transaction costs	—	—	(6,629)
Provision for loss	—	—	(51)

Income from discontinued real estate operations	$—	$—	$39,002

In December 2000, the Company decided to discontinue its hotel operations and to dispose of its hotel segment, principally by allowing its non-recourse debt holders to assume ownership of the properties through foreclosure or by selling or otherwise disposing of its hotel properties. The Company’s former hotel segment consisted of three owned properties and two leased properties. The Company determined that it would retain its leasehold interest in the GuestHouse Suites Plus hotel in Huntsville, Alabama. The Company continued to operate the hotel, subject to a lease concession, from the owner, until it entered into a lease termination agreement in December 2004. Discontinued hotel operations for the three years ended December 31, 2006 consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Gain from lease termination	$—	$—	$1,598
Equity in net loss of hotel subsidiaries	—	—	(686)
Income tax expense	—	—	(124)
Litigation and other disposition costs	—	—	(5)

Income from discontinued hotel operations	$—	$—	$783

Note 4 — Litigation, Contingencies and Commitments

See Note 20 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Charged to
	Balance,	(Recovery of)	Charged			Balance,
	Beginning	Costs and	to Other			End of
	of Year	Expenses	Accounts	Deductions		Year

Textile Products
Allowance for losses — accounts receivable
Year ended December 31, 2006	$64	$68	$—	$(60)		$72
Year ended December 31, 2005	253	(189)	—	—		64
Year ended December 31, 2004	509	29	—	(285	)(a)	253
Obsolescence reserve — inventories
Year ended December 31, 2006	$574	$283	$—	$—		$857
Year ended December 31, 2005	1,101	(527)	—	—		574
Year ended December 31, 2004	883	218	—	—		1,101
Deferred Tax Asset
Valuation allowance
Year ended December 31, 2006	$—	$—	$—	$—		$—
Year ended December 31, 2005	—	—	—	—		—
Year ended December 31, 2004	19,167	(19,167)	—	—		—

Notes:

(a)	Write-offs, net of recoveries

Hallwood Energy, L.P. and Subsidiaries

Consolidated Financial Statements
Years Ended December 31, 2006,
2005, and 2004 (Unaudited),
and Report of Independent Registered
Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hallwood Energy, L.P.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Hallwood Energy, L.P. and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

May 8, 2007

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,978,205	$91,235,979
Accounts receivable	57,111	168,571
Prepaid expenses	382,318	101,066
Restricted cash		76,884

Total current assets	26,417,634	91,582,500

PROPERTY AND EQUIPMENT:
Oil and gas properties, full-cost method of accounting:
Unevaluated properties	150,289,300	57,300,562
Work in progress	29,179,694	4,094,434
Evaluated properties	28,420,359
Office equipment, facilities, and other	991,083	505,694

	208,880,436	61,900,690
Accumulated depreciation, depletion, amortization, and impairment	(28,893,958)	(243,880)

Total property and equipment	179,986,478	61,656,810

OTHER ASSETS:
Tubular inventory	7,263,621	11,002,225
Loan costs — net	607,424
Deposits	86,500	98,110

Total other assets	7,957,545	11,100,335

TOTAL	$214,361,657	$164,339,645

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accrued additions to property and equipment	$9,662,449	$5,154,863
Accounts payable and accrued expenses	2,119,112	426,621
Advances from third parties	222,715	310,177
Advances from limited partners	76,000	1,966,164
Accounts payable to affiliate	23,173

Total current liabilities	12,103,449	7,857,825

NOTE PAYABLE (net of unamortized discount of $981,000)	39,019,000
MAKE WHOLE FEE	3,086,000
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERS’ CAPITAL:
Limited partners	160,137,193	156,466,172
General partner	16,015	15,648

Total partners’ capital	160,153,208	156,481,820

TOTAL	$214,361,657	$164,339,645

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (UNAUDITED)

	2006	2005	2004

REVENUES — Natural gas sales	$774,046	$—	$—

EXPENSES:
Lease operating expenses	497,785
Other operating expense	1,577,742
General and administrative	5,587,261	2,062,056	47,312
Depreciation, depletion, and amortization	553,827	211,199	157,679
Impairment of oil and gas properties	28,408,359
Accretion	1,450

Total expenses	36,626,424	2,273,255	204,991

OPERATING LOSS	(35,852,378)	(2,273,255)	(204,991)

OTHER INCOME (EXPENSE):
Interest expense	(7,204,469)
Interest income	1,657,785	357,228	105,752
Gain (loss) from sale of office equipment and other	7,501	(208,801)
Gain from sale of oil and gas properties		2,751,090

Total other income (expenses)	(5,539,183)	2,899,517	105,752

NET (LOSS) INCOME	$(41,391,561)	$626,262	$(99,239)

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (UNAUDITED)

	Limited	General
	Partners	Partner	Total

BALANCE — January 1, 2004 (unaudited)	$—	$—	$—
Net loss (unaudited)	(98,823)	(416)	(99,239)
Partners’ capital contributions (unaudited)	16,335,482	64,583	16,400,065

BALANCE — December 31, 2004 (unaudited)	16,236,659	64,167	16,300,826
Net income	626,199	63	626,262
Partners’ capital contributions	139,540,777	13,955	139,554,732
Adjustment to general partner and limited partner split upon merger of predecessor partnerships	62,537	(62,537)

BALANCE — December 31, 2005	156,466,172	15,648	156,481,820
Net loss	(41,387,422)	(4,139)	(41,391,561)
Partners’ capital contributions	45,058,443	4,506	45,062,949

BALANCE — December 31, 2006	$160,137,193	$16,015	$160,153,208

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (UNAUDITED)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,391,561)	$626,262	$(99,239)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	553,827	211,199	157,679
Accretion	1,450
Loan cost amortization	134,555
Loan discount amortization	422,000
Change in fair value of make whole fee	1,683,000
Impairment of oil and gas properties	28,408,359
(Gain) loss from sale of office equipment and other	(7,501)	208,801
Gain from sale of oil and gas properties		(2,751,090)
Changes in assets and liabilities:
Accounts receivable and other assets	(158,182)	(41,582)	(326,165)
Accounts payable and accrued expenses	1,692,491	(372,250)	798,871
Accounts payable to affiliate	23,173	(637,008)	637,008
Advances from third parties	(87,462)	310,177

Net cash (used in) provided by operating activities	(8,725,851)	(2,445,491)	1,168,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(179,088,972)	(53,355,013)	(3,174,886)
Additions to office equipment, facilities, and other	(492,541)	(148,021)	(749,566)
Proceeds from sale of oil and gas properties	36,795,795	3,000,000
Proceeds from sale of office equipment and other	7,501	98,950
Proceeds from sale of tubular inventory	2,856,920
Decrease (increase) in tubular inventory, net of asset sale	881,684	(7,344,164)
Decrease (increase) in restricted cash	76,884	(26,884)	(50,000)

Net cash used in investing activities	(138,962,729)	(57,775,132)	(3,974,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	40,000,000
Loan fees	(741,979)
Partners’ capital contributions	45,062,949	135,896,671	16,400,065
(Decrease) increase in advances from limited partners	(1,890,164)	1,966,164

Net cash provided by financing activities	82,430,806	137,862,835	16,400,065

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,257,774)	77,642,212	13,593,767
CASH AND CASH EQUIVALENTS — Beginning of year	91,235,979	13,593,767

CASH AND CASH EQUIVALENTS — End of year	$25,978,205	$91,235,979	$13,593,767

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004 (UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Formation — Hallwood Energy, L.P. (the “Partnership”) is a privately held independent oil and gas limited partnership organized in the state of Delaware. On December 31, 2005, Hallwood Energy was formed from the consolidation of three privately held energy partnerships: Hallwood Energy II, L.P. (“HE II”); Hallwood Energy 4, L.P. (“HE 4”); and Hallwood Exploration, L.P. (“Hallwood Exploration”). The board of directors and management of the three partnerships recommended the consolidation because they believed it would simplify the structure and operations of the affiliated partnerships, align all the investors’ interests, improve potential debt and financing opportunities, and facilitate future exit strategies. Following the completion of the consolidation, all energy activities are conducted by the Partnership from its corporate office located in Dallas, Texas, and production offices in Searcy, Arkansas, and Lafayette, Louisiana.

Principles of Consolidation — The Partnership fully consolidates all majority-owned entities into its financial statements. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2006 and 2005, the Partnership had two wholly owned subsidiaries:

•	Hallwood Petroleum, LLC (“HPL”) is a wholly owned subsidiary that serves as the drilling operations entity on behalf of the Partnership. HPL is an administrative and management company to facilitate recordkeeping and processing; it has no financial value.

•	Hallwood Gathering, L.P. is a wholly owned subsidiary that will hold pipelines and other related facilities to gather and transport production to market locations.

For presentation purposes, the consolidated financial statements for the years ended December 31, 2005 and 2004 include the combined activities of HE II, HE 4, and Hallwood Exploration. The consolidated financial statements are not indicative of the financial position and results of operations that might have occurred had the entities been combined and operated as a single entity during the period presented. The consolidation was accounted for as a reorganization of entities under common control and common management. The consolidated financial statements reflect the historical costs of the combined entities.

Operations — The Partnership is an upstream energy partnership engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. The Partnership had no proved reserves at December 31, 2006. The Partnership’s results of operations are and will be largely dependent on a variety of variable factors, including, but not limited to fluctuations in natural gas prices; success of its exploratory drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases.

As of December 31, 2006, the Partnership’s management has energy investments in three geographical areas, as follows:

•	Central and Eastern Arkansas — primary target is the Fayetteville Shale formation

•	South Louisiana — various projects on and around the LaPice Salt Dome

•	West Texas — the Barnett Shale and Woodford Shale formations in the Delaware Basin

The Partnership is or will be involved in the drilling, gathering, and sale of oil and natural gas in each of these areas.

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil and natural gas reserves used to compute depletion of natural gas properties and the related present value of estimated future net cash flows therefrom, estimates of production receivable based upon expectations for actual deliveries and prices received, and the estimated fair value of asset retirement obligations. Proved oil and natural gas reserves, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions, such as the market prices received for sales of volumes of oil and natural gas. Future changes to these assumptions may affect these significant estimates materially in the near term.

Property and Equipment — The Partnership follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration, and development of oil and gas properties, including costs of undeveloped leaseholds, geological and geophysical expenses, dry holes, leasehold equipment, and overhead charges directly related to acquisition, exploration, and development activities are capitalized. There were no capitalized internal costs associated with acquisition, exploration, and development activities for the three years ended December 31, 2006.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments and proceeds are significant and would alter the relationship between capitalized costs and proved reserves.

The sum of net capitalized costs, including estimated costs to develop proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values, are depleted on the equivalent unit-of-production method, based on proved oil and gas reserves as determined by independent petroleum engineers. Excluded from amounts subject to depletion are costs associated with the acquisition and evaluation of unproved properties. Such unproved properties are assessed for impairment at least annually, and any impairment provision is transferred to the full cost amortization base.

Net capitalized costs are limited to the lower of unamortized cost, net of deferred tax, or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost being amortized; less (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties.

Property and equipment, such as gathering systems and salt water disposal facilities, are stated at original cost and depreciated using the straight-line method based on estimated useful lives from 10 to 15 years. Property and equipment, such as office furniture and equipment, are stated at original cost and depreciated using the straight-line method based on estimated useful lives from three to five years.

Asset Retirement Obligations — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 143 requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Partnership’s credit-adjusted, risk-free interest rate.

In accordance with the provisions of SFAS No. 143, the Partnership will record an abandonment liability associated with its oil and natural gas wells when those assets are placed in service.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments, including the ultimate settlement amounts; inflation factors; credit-adjusted discount rates; timing of settlement; and changes in the legal, regulatory, environmental, and political environments. To the extent that future revisions to these assumptions affect the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Settlements greater than or less than amounts accrued with the ARO are recovered as a gain or loss upon settlement.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional ARO if the fair value can be reasonably estimated. FIN 47 states that a conditional ARO is a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Partnership’s financial position or results of operations.

Oil and Natural Gas Reserve Estimates — The process of estimating quantities of proved reserves is inherently uncertain. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering, and production data. The extent, quality, and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated, regarding drilling and operating expense, capital expenditures, taxes, and availability of funds.

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

The Partnership’s rate of recording depreciation, depletion, and amortization expense for proved properties is dependent on the Partnership’s estimate of proved reserves. If reserve estimates decline, the rate at which the Partnership records these expenses will increase. The Partnership’s full cost ceiling test will also depend on the Partnership’s estimate of proved reserves. If reserve estimates decline, the Partnership may be subjected to a full cost ceiling write-down.

Cash and Cash Equivalents and Supplemental Cash Flow Information — The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash paid for interest was $4,962,164, $0, and $0 in 2006, 2005, and 2004, respectively. A supplemental disclosure of noncash investing and financing activities is as follows:

•	As of December 31, 2006, 2005, and 2004, the Partnership had accounts payable for property and equipment costs of $9,662,449, $5,154,863, and $802,809, respectively.

•	During 2005, partners contributed $3,658,061, at cost, of tubular inventory to the Partnership.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tubular Inventory — Inventory consists of various sizes and types of oil field tubular pipes and casings, used in the ordinary course of the Partnership’s drilling activities, and is carried on a first-in, first-out basis at the lower of cost or market.

Revenue Recognition — Revenues are recognized when title to the products transfers to the purchaser. The Partnership follows the sales method of accounting for its commodity revenue so that the Partnership recognizes sales revenue on all commodities sold to its purchasers, regardless of whether the sales are proportionate to the Partnership’s ownership in the property.

Income Taxes — Currently, the Partnership is a nontaxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the consolidated financial statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of the Partnership and its subsidiaries. These business and franchise taxes, included in general and administrative expenses, were $1,513, $24,680, and $0 in 2006, 2005, and 2004, respectively. the Partnership’s tax returns are subject to examination by federal and state taxing authorities. If the Partnership’s taxable income is ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly.

Disclosure of Fair Value of Financial Instruments — The Partnership’s financial instruments include cash, time deposits, accounts receivable, accounts payable, note payable, and accrued make whole fee. The carrying amounts reflected in the consolidated balance sheets for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities and the note payable approximate fair value due to the short maturity of such instruments.

Derivative Instruments and Hedging Activities — The Partnership has not entered into financial derivative instruments to hedge the price risk for the sale of its natural gas, although the Partnership may, in the future, enter into such financial instruments. The Partnership will not enter into financial derivatives for trading or speculative purposes. The Partnership will sell some of its natural gas production under long-term contracts. These contracts qualify for the normal purchase and sale exception and are not recognized at fair value.

All freestanding derivative financial instruments, including the derivative instruments embedded in other contracts if certain criteria are met, are recognized at fair value on the consolidated balance sheets. Derivative instruments that are not recognized as hedges must be adjusted to fair value through the consolidated statements of operations. Changes in the fair value of derivative instruments that are designated as cashflow hedges are deferred in other comprehensive operations until such time as the hedged items are recognized in operations. The ineffective portion of a change in value of a derivative instrument is recognized in operations immediately.

Credit Risk — Credit risk is the risk of loss as a result of nonperformance by counterparties of their contractual obligations. The Partnership had little production in 2006 and no production in either 2005 or 2004, but it is currently reviewing markets and alternatives for production expected in 2007. The Partnership monitors its exposure to counterparties by reviewing credit ratings, financial statements and credit service reports. Each customer and/or counterparty of the Partnership is reviewed as to creditworthiness prior to the extension of credit and on a regular basis thereafter. Further assurances, including, but not limited to letters of credit are required as necessary. In this manner, the Partnership manages its credit risk.

New Accounting Pronouncements — In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Partnership is currently evaluating the impact of FIN 48 and does not believe FIN 48 will have a material impact on its financial position or results of operations.

The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140, in February 2006. SFAS No. 155 addresses accounting for beneficial interests in

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securitized financial instruments. The guidance allows fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation and it clarifies which interest-only and principal-only strips are not subject to SFAS No. 133. SFAS No. 155 also established a requirement to evaluate interests in securitized financial assets to identify any interests that either are freestanding derivatives or contain an embedded derivative requiring bifurcation. The statement is effective for all financial instruments issued or acquired after the beginning of the first fiscal year that begins after September 15, 2006. The Partnership is currently evaluating the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and it did not have a material impact on the Partnership’s financial position or results of operations.

On May 18, 2006, the State of Texas passed a bill to replace the current franchise tax with a new margin tax to be effective January 1, 2008. The Partnership estimates the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. The Partnership does not believe SFAS No. 159 will have a material impact on its financial position, results of operations, or cash flows.

3.	OIL AND GAS PROPERTIES

Impairment — An annual assessment is performed on unevaluated leasehold costs to ensure that there is no impairment of these assets. Considered in this assessment are the current acquisitions of similar leaseholds within the geographic area, as well as drilling activities performed by other operators in those areas. Additionally, a review of the remaining term of the leases is performed to ensure that there is ample time to evaluate the leasehold prior to expiration.

At December 31, 2006, the unamortized cost of the Partnership’s U.S. oil and gas properties exceeded the full cost ceiling limitation by $28,408,359. An impairment charge for such amount was recorded in 2006. There is no tax effect, since the Partnership is a non-taxable entity.

Gain from Sale of Undeveloped Leaseholds — In July 2005, HE II completed a purchase-and-sale agreement with Chesapeake Energy Corporation (“Chesapeake”) that included undeveloped leaseholds in Johnson County, Texas, for $3,000,000. The sale was consideration in exchange for 66 individual leases covering 863 gross (835 net) acres with a cost basis of $249,000, yielding a gain on sale of $2,751,000.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the Partnership completed the sale of a 60% undivided working interest in 37 oil and gas leases (43,285 net acres) in Reeves and Culberson Counties in West Texas and a 100% ownership in seven leases (1,203 net acres) in Parker, Hood, and Tarrant Counties in North Texas to Chesapeake. Chesapeake assumed operation of these properties. The sales price of $39,652,715, including reimbursement of certain development and drilling costs, exceeded the proportionate book value of the assets by $10,160,030. No gain was recognized as required by the Partnership’s accounting policies set forth in Note 2, and accordingly, the excess amount was credited to oil and gas property. Completion of the transaction enabled the Partnership to increase its operational focus on its properties in East Arkansas and South Louisiana and reduce its capital requirements in West Texas while retaining a significant interest in the economic potential of the West Texas properties.

Participation Agreement — During the first quarter of 2006, the Partnership entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd (“Activa”). Under the Participation Agreement, Activa paid $4,960,000 to the Partnership in April 2006, and the Partnership transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that the Partnership currently holds in East Arkansas. No gain was recognized as required by the Partnership’s accounting policies set forth in Note 2 and, accordingly, the amount was credited to oil and gas property. During the term of the Participation Agreement, the Partnership is designated as operator of the leases. As operator, the Partnership was required to commence actual drilling operations before June 2006 for the first of two initial wells. the Partnership commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion, and equipping operations in connection with each of the initial wells.

In addition, the Participation Agreement establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, the Partnership will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expires in December 2007.

4.	NOTE PAYABLE

In February 2006, the Partnership entered into a $65,000,000 loan facility and immediately drew $40,000,000 from this facility. The proceeds were primarily used to acquire oil and gas leases and fund exploration and drilling activities. The loan is secured by the Partnership’s oil and gas leases, matures on January 31, 2009, and has an interest rate of LIBOR plus 8.75% per annum (14.12% as of December 31, 2006). An additional 2% of interest is added upon continuance of any defaulting event.

The loan facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. Nonfinancial covenants restrict the ability of the Partnership to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans, or advances; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain partnership activities.

During 2006, the loan facility was amended twice. First, it was amended to allow for the sale of undeveloped leaseholds to Chesapeake in July 2006 (see Note 3). Second, it was amended in December 2006 to address and cure several technical loan defaults because of, among other things, the Partnership’s general and administrative expenses exceeding the maximum amount permitted under the loan facility and to extend the test dates for proved collateral coverage ratios and the make whole payment period.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2006, the Partnership was not in compliance with the proved collateral coverage ratio (see Note 8).

There is a make whole provision in the facility whereby the Partnership is required to pay the lender the present value amount of interest that would have been payable on the principal balance of the loan from the date of any prepayment through February 8, 2009. At the time of the initial drawing in February 2006, the make whole fee was recorded at its estimated fair value of $1,403,000, and the note payable was discounted by that amount. Amortization of the discount was $422,000 during 2006 and was charged to interest expense. The note payable is presented on the December 31, 2006 consolidated balance sheet net of the unamortized discount of $981,000. At December 31, 2006, the make whole fee has been recorded at its estimated fair value of $3,086,000. The change in the fair value of the make whole fee of $1,683,000 during 2006 has been recorded in interest expense.

5.	PARTNERS’ CAPITAL

Partners’ capital (including allocation of income and loss, cash contributions, and distributions) is allocated 99.99% to limited partners and 0.01% to the general partner. See Notes 7 and 8 for information about the general partner and related parties.

In December 2005, the Partnership solicited an equity cash call totaling $90,000,000 from its partners to fund the 2006 capital drilling program, of which $9,197,607 remained uncollected as of December 31, 2005. However, the remaining funds were received in January 2006, and partners’ capital increased accordingly.

In April 2006, the Partnership sold a 5% limited partner interest to an affiliate of its lender for $10,865,343.

In December 2006, the Partnership solicited and collected an equity cash call totaling $25,000,000 from its partners to replenish cash and to partially fund the 2007 capital drilling program.

6.	COMMITMENTS AND CONTINGENCIES

Litigation — In early 2006, the Partnership entered into two two-year contracts with Eagle Drilling, LLC (subsequently Eagle Domestic Drilling Operations, LLC) under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig. In August 2006, one of the rigs provided by the contractor collapsed. The Partnership requested the contractor to provide assurances that the other rig, and any rig provided to replace the collapsed rig, were safe and met the requirements of the contracts. When the contractor refused to provide these assurances, Hallwood Energy notified the contractor that the contracts were terminated and on September 6, 2006 filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Eagle Domestic Drilling Operations, LLC has asserted damages in excess of $22,000,000 against the Partnership, principally for breach of contract. Eagle Domestic Drilling Operations, LLC and its parent have since filed for Chapter 11 bankruptcy protection. The Partnership is currently unable to determine the impact of this matter on its results of operations and financial position.

In Roddy Harrison as Trustee for the Harrison Trust v. Hallwood Energy, L.P., the plaintiffs are alleging a breach of contract related to purchase of caliche and water on their property for $300,000. This property is currently operated by Chesapeake, who acquired 60% of this property and has the responsibility to litigate or resolve this claim. Under the terms of the purchase and sale agreement with Chesapeake in July 2006, the Partnership has agreed to pay the first $300,000 of any liability in this matter and to pay its pro-rata share (40%) of any additional liability. Management does not believe that the resolution will have a material adverse effect on the Partnership.

The Partnership is subject to various possible contingencies, that arise primarily from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry. Such contingencies include differing interpretations as to the prices at which natural gas and crude oil sales may be made and the prices at which royalty

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owners may be paid for production from their leases, environmental issues, and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings, and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing, and environmental matters are subject to regulation by various federal and state agencies.

Sales Agreement — On May 1, 2006, the Partnership entered into a gas sales contract whereby the Partnership is to sell its natural gas production in certain counties and parishes of Arkansas and Louisiana, respectively, to a third-party reseller, with the purchase price based on a percentage of the buyer’s resale price. Quantities will depend upon the amount of gas that is both received by a gathering or pipeline company and purchased by the buyer’s resale market. The term of the contract is five years and will automatically renew and extend annually until such annual extensions are canceled by either party. There is a buyout provision with a minimum exercise price of $100,000 at the option of the Partnership. During 2006, no natural gas was sold under the contract and is not expected to be until after July 2007.

Contractual Obligations and Commercial Commitments — The Partnership has entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which, as of December 31, 2006, are as follows:

	Payments Due During the
	Years Ending December 31,
Contractual Obligations	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$40,000,000	$—	$40,000,000
Interest	5,648,000	5,648,000	470,667		11,766,667
Long-term rig contracts	45,228,000	47,031,000	6,019,000		98,278,000
Operating leases	42,000	20,000	2,000		64,000

Total	$50,918,000	$52,699,000	$46,491,667	$—	$150,108,667

The long-term debt obligation is attributable to the Partnership’s loan facility (see Notes 4 and 8). The rig contracts consist of six rigs from Union Drilling for the Arkansas area and one Grey Wolf rig operating in South Louisiana. The day rates range from $19,000 per day to $25,700 per day. Rig contract payments were approximately $17,950,000 and $1,062,000 for the years ended December 31, 2006 and 2005, respectively. The Partnership has operating leases that cover real property and certain office equipment, expire at various dates through 2009, and in some cases, have options to extend their terms. Rent expense was approximately $209,000 and $41,900 for the years ended December 31, 2006 and 2005, respectively.

7.	RELATED-PARTY TRANSACTIONS

The general partner is Hallwood Energy Management, LLC (“HEM”). HEM is owned equally by three entities, including The Hallwood Group Incorporated (“Hallwood”) (see Note 8).

Hallwood is a Delaware corporation formed in September 1981 and is publicly traded on the American Stock Exchange under the ticker symbol “HWG.” Hallwood is a holding company that operates in the textile products and energy business segments.

Two directors and officers of HEM are also directors or officers of Hallwood, which holds 25% (20% after consideration of profits interests) of the Class A limited partnership interests in the Partnership and, as previously mentioned, 33% interest in the general partner. In addition, certain officers and directors of Hallwood are investors in the Partnership, and as members of management of the Partnership, one director and officer and one officer of Hallwood hold a Class B limited partnership profit interest in the Partnership. Each of these individuals held similar positions with the general partners of the predecessor entities and interests in the predecessor entities.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning August 1, 2005, the Partnership and its predecessor entities have shared leased office space, facilities, and certain staff with Hallwood in Dallas, Texas. The Partnership reimburses Hallwood for its allocable share of such expenses. The Partnership reimbursed Hallwood approximately $309,000 for such expenses for 2006. For the five-month period ended December 31, 2005, the Partnership reimbursed Hallwood approximately $59,000 for such expenses.

In 2005, HPL entered into a financial consulting contract with Anthony J. Gumbiner to furnish and perform consulting and advisory services to the Partnership and its subsidiaries, including strategic planning and merger activities, for annual compensation of $200,000. Mr. Gumbiner is chairman and chief executive officer of both Hallwood and the Partnership, as well as a Class B limited partner of the Partnership. The annual amount is payable in quarterly installments. The contract automatically renews for one-year periods, if not terminated by the parties beforehand.

As of December 31, 2005, the Partnership held approximately $1,966,000 of funds from certain limited partners, of which $1,900,000 was applied to the December 2006 equity cash call. The remaining $66,000 has been retained to resolve a claim filed against HPL while operating HE II properties in 2005.

8.	SUBSEQUENT EVENTS (UNAUDITED)

In April 2007, the Partnership entered into a $100,000,000 senior secured credit facility (the “Facility”) with an affiliate of the Partnership (the “New Lender”) and drew $65,000,000 from the facility. The proceeds were used to repay $40,000,000 in an existing note payable and pay approximately $10,300,000 for a make whole fee and incremental interest to the original lender related to the $40,000,000 note payable and transaction fees of approximately $200,000. Provided that the Partnership raises an additional $25,000,000 through an equity call or through debt subordinate to the New Lender’s secured interest, the New Lender will match subsequent amounts raised in excess of the $25,000,000, with increased availability up to the remaining $35,000,000 under the Facility through the availability termination date of July 31, 2008.

In conjunction with executing the Facility, the New Lender resigned its position on the board of directors and assigned its general partner interest to the remaining members.

The Partnership issued a $25,000,000 equity call to its partners on April 14, 2007 (the “April Call”). Previously in April 2007, the Partnership received cash advances of $7,000,000 each from Hallwood and an affiliate of the New Lender. These advances will be applied to the April Call. Affiliates of Hallwood and the New Lender have each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls of $55,000,000 by the Partnership, to the extent other investors do not respond to a call.

Borrowings under the Facility are secured by substantially all of the Partnership’s assets, mature on February 1, 2010, and bear interest at a defined LIBOR rate, plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that the Partnership prepay the outstanding loans in the event of a defined change of control, qualified sale, or event of default, including a material adverse event. The Partnership has also entered into a deposit account control agreement.

The Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio is effective June 30, 2008. Nonfinancial covenants restrict the ability of the Partnership to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans, or advances; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain partnership activities.

The Facility contains a make whole provision whereby the Partnership is required to pay the New Lender the amount by which the present value of interest and principal payable from the date of prepayment through January 31, 2009, exceeds the principal amount at the prepayment date.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The New Lender is entitled to warrants exercisable for 2.5% of the Partnership interests at an exercise price of 2.5% of 125% of the total capital contributed to the Partnership at December 31, 2006.

In connection with the repayment of the existing note payable, the Partnership wrote off the remaining related deferred financing costs of $481,000 in April 2007.

9.	SUPPLEMENTAL INFORMATION (UNAUDITED)

There were no proven reserves as of December 31, 2006, 2005, or 2004.

Costs incurred in connection with the acquisition, exploration, and development of the Partnership’s natural gas properties for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004

Acquisition of properties	$111,244,664	$50,349,956	$3,977,695
Exploration costs	64,690,902	6,101,177
Development costs	7,660,992	1,255,934

Total	$183,596,558	$57,707,067	$3,977,695

Results of operations from producing activities for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004

Natural gas revenues	$774,046	$—	$—
Natural gas production expense	497,785
Depletion expense	312,108

Results from producing activities	$(35,847)	$—	$—

Average sales price of natural gas, per thousand cubic feet	$7.03	$—	$—

There was no oil production for 2006, 2005, or 2004.

* * * * * *

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

21	Active subsidiaries of the Registrant as of February 28, 2007
23.1	Independent Registered Public Accounting Firm’s Consent, dated May 11, 2007
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002