Form 10-Q
period 2007-03-31
HALLWOOD GROUP INC
filed 2007-06-05
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
For the Period Ended March 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
1,516,711 shares of Common Stock, $0.10 par value per share, were outstanding at April 30, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$5,884	$10,054
Accounts receivable, net
Trade and other	21,228	19,623
Related parties	80	161
Inventories, net	17,369	17,293
Prepaid federal income taxes	3,861	3,861
Deferred income tax, net	995	904
Prepaids, deposits and other assets	875	916

	50,292	52,812

Noncurrent Assets
Investments in Hallwood Energy, L.P.	34,363	39,864
Property, plant and equipment, net	13,826	13,853
Deferred income tax, net	4,576	751
Other assets	192	317

	52,957	54,785

Total Assets	$103,249	$107,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,835	$10,491
Accrued expenses and other current liabilities	3,739	3,217
Current portion of loans payable	238	275
Income taxes payable	32	31

	13,844	14,014

Noncurrent Liabilities
Long term portion of loans payable	13,817	10,617
Redeemable preferred stock	1,000	1,000

	14,817	11,617

Total Liabilities	28,661	25,631

Stockholders’ Equity
Common stock, issued 2,396,105 for both periods; outstanding 1,516,711 and 1,515,438 shares, respectively	240	240
Additional paid-in capital	56,531	56,451
Accumulated other comprehensive income	—	55
Retained earnings	31,077	38,401
Treasury stock, 879,394 and 880,667 shares, respectively; at cost	(13,260)	(13,181)

Total Stockholders’ Equity	74,588	81,966

Total Liabilities and Stockholders’ Equity	$103,249	$107,597

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues
Textile products sales	$28,308	$30,775

Expenses
Textile products cost of sales	24,289	24,819
Administrative and selling expenses	4,604	4,650

	28,893	29,469

Operating income (loss)	(585)	1,306

Other Income (Loss)
Investments in Hallwood Energy, L.P.
Equity loss	(10,503)	(350)
Interest income	12	—
Interest expense	(226)	(117)
Interest and other income	181	108

	(10,536)	(359)

Income (loss) before income taxes	(11,121)	947
Income tax expense (benefit)	(3,797)	483

Net Income (Loss)	$(7,324)	$464

Net Income (Loss) Per Common Share
Basic	$(4.83)	$0.31

Assuming dilution	$(4.83)	$0.30

Weighted Average Shares Outstanding
Basic	1,517	1,511

Assuming dilution	1,517	1,523

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net Income (Loss)	$(7,324)	$464

Other Comprehensive Income (Loss)
Previously realized increase in fair value of marketable securities sold during the period	(55)	—

Comprehensive Income (Loss)	$(7,379)	$464

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Compre-			Total
	Common Stock		Paid-In	Retained	hensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity

Balance, January 1, 2007	2,396	$240	$56,451	$38,401	$55	881	$(13,181)	$81,966

Net loss				(7,324)				(7,324)

Previously realized increase in fair value of marketable securities sold during the period					(55)			(55)

Reissuance of treasury shares from exercise of stock options and related income tax effect			80			(3)	34	114

Purchase of common stock for treasury						1	(113)	(113)

Balance, March 31, 2007	2,396	$240	$56,531	$31,077	$—	879	$(13,260)	$74,588

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,324)	$464
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	509	471
Equity loss from investments in Hallwood Energy, L.P.	10,503	350
Deferred tax expense (benefit)	(3,836)	250
Excess tax benefits from share-based payment arrangements	(80)	—
Proceeds from sale of marketable securities	148	—
Income from investments in marketable securities	(74)	—
Changes in assets and liabilities:
Increase (decrease) in income taxes receivable/payable	(17)	101
(Increase) decrease in accounts receivable	(1,524)	(870)
Increase (decrease) in accounts payable	(763)	2,760
Increase (decrease) in accrued expenses and other current liabilities	522	(894)
(Increase) decrease in inventories	(76)	(1,589)
Net change in other assets and liabilities	55	(23)

Net cash (used in) provided by operating activities	(1,957)	1,020

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in and loans to Hallwood Energy, L.P.	(5,002)	(2,721)
Investments in property, plant and equipment	(375)	(723)

Net cash used in investing activities	(5,377)	(3,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	3,254	902
Repayment of other bank borrowings and loans payable	(91)	(86)
Proceeds from exercise of stock options	34	—
Purchase of common stock for treasury	(113)	—
Excess tax benefits from share-based payment arrangements	80	—

Net cash provided by financing activities	3,164	816

DECREASE IN CASH AND CASH EQUIVALENTS	(4,170)	(1,608)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,054	16,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,884	$15,040

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
Note 1 — Interim Condensed Consolidated Financial Statements, Accounting Policies and
           New Accounting Pronouncements
     Interim Condensed Consolidated Financial Statements. The interim condensed consolidated financial statements of The Hallwood Group Incorporated and its subsidiaries (the “Company”) (AMEX: HWG) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. Although condensed, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2006.
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
     Energy. Prior to December 31, 2005, the Company had investments in Hallwood Energy Corporation (“HEC”), which was sold in December 2004 and Hallwood Energy III, L.P. (“HE III”), which was sold in July 2005, Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). The Company owned between 20% and 28% of the entities (between 16% and 22% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), stockholders’ equity/partners’ capital transaction and comprehensive income (loss).
     Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). At the consolidation date, Hallwood Energy was principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation located in Parker, Hood and Tarrant Counties in North Texas and the Barnett Shale and Woodford Shale formations in Reeves and Culberson Counties in West Texas and in the Fayetteville Shale formation of Central Eastern Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.
     Following the completion of the energy consolidation on December 31, 2005, all energy activities are conducted by Hallwood Energy. Subsequent to the July 2006 sale of its properties in North Texas (discussed below), Hallwood Energy’s management has classified its energy investments into three identifiable areas: Central Eastern Arkansas, South Louisiana and West Texas.
     In June 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake Energy Corporation (“Chesapeake”). Chesapeake assumed operation of these properties. See Note 3.
     At March 31, 2007, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.
     New Accounting Pronouncements.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The Company has completed its evaluation and has determined that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.
Note 2—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$5,477	$5,590
Work in progress	1,858	4,300
Finished goods	10,831	8,260

	18,166	18,150
Less: Obsolescence reserve	(797)	(857)

Total	$17,369	$17,293

Note 3 — Investments in and Loans to Hallwood Energy, L.P.
     Investments in and loans to Hallwood Energy as of the balance sheet dates were as follows (in thousands):

		Amount at		Income (loss) for the
		which carried at		three months ended
	Cost as of	March 31,	December 31,	March 31,
Description	March 31, 2007	2007	2006	2007	2006
- Limited partner interest	$50,383	$29,359	$39,859	$(10,502)	$(349)
- General partner interest	6	4	5	(1)	(1)
- Loans	5,000	5,000	—	—	—

Total	$55,389	$34,363	$39,864	$(10,503)	$(350)

     At March 31, 2007, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
     In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in Reeves and Culberson Counties in West Texas and all of its interest in the properties in Parker, Hood and Tarrant Counties in North Texas to Chesapeake. Chesapeake assumed operation of these properties. Following the July 2006 sale, Hallwood Energy’s management classified its energy investments into three identifiable areas: Delaware Basin, Texas; South Louisiana and East Arkansas.
     Certain of the Company’s officers and directors are investors in Hallwood Energy. In addition, as members of management of Hallwood Energy, one director and officer and one officer of the Company hold a profit interest in Hallwood Energy.
     A description of Hallwood Energy’s activities during 2007 are provided below.
     Loan Financing. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio.
     In March 2007 and April 2007, the Company advanced $5,000,000 and $4,000,000, respectively, to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000 (the “April Call”). The Company and Hallwood Energy had agreed that the $7,000,000 amount previously advanced would be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $9,800,000 for a make-whole fee and incremental interest of approximately $500,000 to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the new lender resigned its position on the board of directors and assigned its general partner interest to the remaining members.
     Provided that Hallwood Energy raises $25,000,000 through an equity call or through debt subordinate to the Credit Facility (discussed below), the new lender will match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Credit Facility through the availability termination date of July 31, 2008. Hallwood Energy successfully completed the $25,000,000 April Call in May 2007, of which the Company contributed $6,743,000.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
     Hallwood Energy issued the $25,000,000 April Call to its partners on April 14, 2007. Previously, Hallwood Energy received cash advances of $7,000,000 each from the Company and an affiliate of the new lender. These advances were applied to the April Call. In May, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     Hallwood Energy issued a $20,000,000 equity call to its partners on May 21, 2007 (the “May Call”), which is due on July 1, 2007. The Company’s proportionate share of the equity call is $5,091,000. The Company currently intends to fund approximately $2,500,000 of the May Call, but does not have funds available to contribute substantial additional capital in connection with that or future calls.
     For the funds received as a result of the April Call and the May Call, Hallwood Energy issued or will issue preferred partnership interests that will have a preferential right to any distributions made by Hallwood Energy from operations or upon liquidation. The preferential right will be equal to the amount of the capital contributed with respect to the preferred interest plus 16% per annum, compounded monthly. The preferred interests will receive this priority return before any amounts are paid to the common interests issued for all previous investments in Hallwood Energy. The capital contributed plus the accumulated 16% return attributable to any preferred interest is also convertible to common partnership interests at any time at a price equal to the price of the common partnership interests at December 31, 2006. Distributions on the preferred partnership interests will initially be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future.
     In April 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner the Company’s chairman and principal stockholder, and the new lender have each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. Pursuant to this commitment, HIL intends to fund that portion of the May Call that the Company does not fund. The Company and Mr. Gumbiner have agreed to discuss in the future the terms on which HIL will make this funding as between the Company and HIL.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
The following table sets forth summarized financial data for Hallwood Energy, L.P. (in thousands):

	March 31,	December 31,
	2007	2006
Balance Sheet Data
Cash and cash equivalents	$1,909	$25,978
Oil and gas properties, net	186,305	179,986
Total assets	201,443	214,362
Loans payable	49,019	39,019
Total liabilities	83,088	54,209
Partners’ capital	118,355	160,153

	Three Months Ended
	March 31,
	2007	2006
Statement of Operations Data
Revenues
Natural gas sales	$—	$383

Expenses
Impairment of oil and gas properties	31,680	—
General and administrative expenses	1,659	1,111
Operating expenses	4	297
Depreciation and depletion	63	199

	33,406	1,607

Operating Loss	(33,406)	(1,224)

Other Income and Expense
Interest expense	(8,527)	(720)
Interest income	134	621

	(8,393)	(99)

Net Loss	$(41,799)	$(1,323)

Note 4 — Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Bank debt
Revolving credit facility, interest at Libor +1.25% - 1.75% or prime, due January 2010	$13,686	$10,432
Equipment term loans, interest at various rates; due at various dates through February 2009	369	460

Total	14,055	10,892
Current portion	(238)	(275)

Noncurrent portion	$13,817	$10,617

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility (after the renewal discussed below) bears interest at Brookwood’s option of Prime, or Libor plus 1.25% — 1.75% (variable depending on compliance ratios) and contains various

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
covenants. The interest rate was a blended rate of 7.21% and 7.16% at March 31, 2007 and December 31, 2006, respectively. The outstanding balance at March 31, 2007 was $13,686,000 and Brookwood had approximately $8,314,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment loans varied between 5.60% and 8.60%, with a blended rate of 7.02% and 7.17% at March 31, 2007 and December 31, 2006, respectively. The outstanding balance at March 31, 2007 was $369,000 and Brookwood had $2,631,000 of borrowing availability under this facility.
     Loan Covenants. As of the end of the first quarter in 2007 and all of the quarters in 2006, Brookwood was in compliance with its loan covenants. The Key Working Capital Revolving Credit Facility provides for a total debt to tangible net worth ratio covenant and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.
     Renewal of Credit Facilities. Both of the Key Bank facilities, which had original maturities of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities and the loan covenants were unchanged; however, the interest rate on the Key Working Capital Revolving Credit Facility was reduced, at Brookwood’s option, from Prime plus 0.25% or Libor plus 1.75% — 3.00% (variable depending on compliance ratios).
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
     At March 31, 2007, the Company had 12,000 fully vested outstanding options, of which 7,500 expire in September 2007 and 4,500 expire in May 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected, however, no new options can be issued under the 1995 Plan.
     In January 2007, one officer of the Company exercised options to purchase 2,250 shares of the Company’s common stock that were scheduled to expire in February 2007. The officer paid the exercise price and related tax withholding requirement by exchanging an equivalent number of common shares valued at the fair market value of the common stock at the time of exercise. The net result of the exercise and exchange was the issuance of 1,273 shares from treasury at an average carrying value of $14.97 per share.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
     Option activity for the quarter ended March 31, 2007 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding, January 1, 2007	14,250	$14.77
Granted	—	—
Exercised	(2,250)	15.00
Forfeited	—	—

Outstanding, March 31, 2007	12,000	$14.72	1.45	$1,077,000

Options exercisable at March 31, 2007	12,000		1.45	$1,077,000

Options vested at March 31, 2007	12,000		1.45	$1,077,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2007 first quarter and the exercise price, multiplied by the number of options). The intrinsic value of the options exercised during the 2007 first quarter was approximately $226,000.
Note 6 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Federal
Current	$—	$—
Deferred	(3,794)	250

Sub-total	(3,794)	250

State
Current	40	233
Deferred	(43)	—

Sub-total	(3)	233

Total	$(3,797)	$483

     The net deferred tax asset was $5,571,000 and $1,655,000 at March 31, 2007 and December 31, 2006, respectively. The deferred tax asset was comprised of projected taxable losses that can be carried back for a refund, temporary differences, that upon reversal, can be utilized to offset income from operations and $531,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Prepaid federal income taxes, attributable to the anticipated carryback of its 2006 taxable loss was $3,861,000 at March 31, 2007 and December 31, 2006. The Company filed an application for tentative refund with the Internal Revenue Service in March 2007 and received a $1,000,000 refund in April 2007. The Company expects to file a carryback of its 2006 taxable loss to obtain an additional refund in September 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
Note 7 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Three Months Ended
	March 31,
Description	2007	2006

Income tax effect from exercise of stock options:
Income taxes payable	$80	$—
Additional paid-in capital	(80)	—

	$—	$—

Change in accrued capital expenditures in accounts payable	$107	$—

Previously realized increase in fair value of marketable securities sold during the period	$(55)	$—

     Supplemental disclosures of cash payments:

	Three Months Ended
	March 31,
Description	2007	2006

Income taxes paid	$65	$131
Interest paid	204	182
Note 8 — Computation of Income (Loss) Per Common Share
     The following table reconciles weighted average shares outstanding from basic to assuming dilution and reconciles the Company’s net income (loss) used in the computation of income (loss) per share for the basic and assuming dilution methods (in thousands):

	Three Months Ended
	March 31,
Description	2007	2006

Weighted Average Shares Outstanding
Basic	1,517	1,511
Potential shares from assumed exercise of stock options	—	19
Potential repurchase of shares from stock option proceeds	—	(7)

Assuming dilution	1,517	1,523

Net Income (Loss)
Basic and assuming dilution	$(7,324)	$464

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
     Due to the loss for the three months ended March 31, 2007, potential shares from assumed exercise of stock options in the amount of 7,000 shares were antidilutive.
Note 9 — Litigation, Contingencies and Commitments
     Reference is made to Note 20 to the consolidated financial statements contained in Form 10-K for the year ended December 31, 2006.
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
     Hallwood Energy. As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Note 3 for a further description of certain litigation involving Hallwood Energy.
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
     In August 2005, Brookwood received a Notice of Alleged Violation from The Rhode Island Department of Environmental Management (“RIDEM”) with notification that Brookwood had failed to comply timely with a requirement to test the destruction efficiency of a thermal oxidizer at its Kenyon plant and that when the test was conducted the equipment was not operating at the required efficiency. Since that time, Brookwood has upgraded and retested the equipment, which met the requirements on the retest. RIDEM has requested additional information regarding the failed test and Brookwood’s remedial actions, which Kenyon has provided. In February 2007, RIDEM issued a Notice of Violation (“NOV”) accompanied by a $14,000 fine. Kenyon requested an informal hearing to dispute the allegations in the NOV and the fine. As a result of the informal hearing held on March 30, 2007, a consent agreement was executed and a $9,500 fine was remitted to RIDEM to close this matter.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2007 and 2006
(unaudited)
Note 10 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended March 31, 2007
Total revenue from external sources	$28,308			$28,308

Operating income (loss)	$498	$—	$(1,083)	$(585)
Other income (loss), net	(226)	(10,491)	181	(10,536)

Income (loss) before income taxes	$272	$(10,491)	$(902)	$(11,121)

Three months ended March 31, 2006
Total revenue from external sources	$30,775			$30,775

Operating income (loss)	$2,475	$—	$(1,169)	$1,306
Other income (loss), net	(117)	(350)	108	(359)

Income (loss) before income taxes	$2,358	$(350)	$(1,061)	$947

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2006 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2006 annual report.

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
     While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $12,036,000 for the 2007 first quarter were 23.5% lower than the comparable period amount of $15,728,000 in 2006.
     The military has recently limited orders for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. While any change in specifications or orders presents a potential opportunity for additional sales, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and participating in the bidding process for new military products. The U.S. government has recently released orders for goods that include Brookwood’s products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. Therefore, the Company is unable at this time to predict future sales trends.
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
     The U.S. has also approved the Central American-Dominican Republic Free Trade Agreement (“CAFTA”) with five Central American countries (Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textiles and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the U.S. or other CAFTA-DR countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Bahrain, Chile, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The textile products business is not interdependent with the Company’s other business operations. The Company does not guarantee the Brookwood bank facility and is not obligated to contribute additional capital.
     Energy. Hallwood Energy is an upstream energy partnership engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy’s results of operations are and will be largely dependent on a variety of variable factors, including, but not limited to fluctuations in natural gas prices; success of its exploratory drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases. As of March 31, 2007, the Company owned approximately 25% (20% after consideration of profits interests) of Hallwood Energy.
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
     Results of Operations
     The net loss for the 2007 first quarter was $7,324,000, compared to net income of $464,000 in 2006. Revenue for the 2007 first quarter was $28,308,000, compared to $30,775,000 in 2006.
     Revenues
     Textile products sales of $28,308,000 decreased by $2,467,000, or 8.0%, in the 2007 first quarter, compared to $30,775,000, in 2006. The decrease was principally due to a decline of sales of specialty fabric to U.S. military contractors as a result of decreased orders from the military to Brookwood’s customers, because of a limitation by the military for orders of existing products and the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. The decline in military sales was partially offset by Brookwood’s development and marketing of new products and continued upgrade of its production equipment.
     Sales to one customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2007 and 2006 periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $6,895,000 in the 2007 first quarter, compared to $9,544,000 in 2006, which represented 24.4% and 31.0% of its net sales, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”) accounted for more than 10% of Brookwood’s sales in 2006. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $2,206,000 in the 2007 first quarter, compared to $3,830,000 in 2006, which represented 7.8% and 12.4% of its net sales, respectively.
     Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit. However, Brookwood has experienced reduced military sales since 2005. Military sales accounted for $12,036,000 and $15,728,000 in the 2007 and 2006 first quarters, respectively, which represented 42.5% and 51.1% of its net sales, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Expenses
     Textile products cost of sales of $24,289,000 for the 2007 first quarter decreased by $530,000, or 2.1%, compared to $24,819,000 in 2006. The 2007 decrease principally resulted from reduced sales, changes in product mix and decreased energy costs of $137,000. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The reduced gross profit margin for the 2007 first quarter (14.2% versus 19.4%) principally resulted from changes in customer volume and product mix.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Textile products	$3,521	$3,481
Corporate	1,083	1,169

Total	$4,604	$4,650

     Textile products administrative and selling expenses of $3,521,000 for the 2007 first quarter increased by $40,000, or 1.1%, from the 2006 amount of $3,481,000. The increase was primarily attributable to higher professional fees in 2007. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $174,000 and $123,000 in the 2007 and 2006 quarters, respectively.
     Corporate administrative expenses were $1,083,000 for the 2007 first quarter, compared to $1,169,000 for 2006. The decrease of $86,000, or 7.4%, was principally attributable to reduced professional fees of $141,000 and lower reimbursement of office expenses to HIL of $65,000, partially offset by an increase in Sarbanes Oxley costs of $65,000.
     Other Income (Loss)
     Equity loss from the Company’s investments in Hallwood Energy, related to the Company’s pro rata share of loss in Hallwood Energy, was $10,503,000 in the 2007 first quarter, compared to $350,000 in 2006. In the 2007 first quarter, Hallwood Energy recorded an impairment of $31,680,000 associated with its oil and gas properties and accrued $7,100,000 as a portion of a make-whole fee in connection with a May 2007 prepayment of a loan. The make-whole fee was included in interest expense. The Company earned interest income of $12,000 in the 2007 first quarter from a loan it made to Hallwood Energy in March 2007. The 2006 results for Hallwood Energy include production from two wells in the Fort Worth Basin.
     Interest expense of $226,000 in the 2007 first quarter and $117,000 for the 2006 quarter, principally relates to Brookwood’s Key Bank revolving credit facility. The increase in interest expense was principally due to an increase in the average outstanding loan amount and higher interest rates.
     Interest and other income was $181,000 in the 2007 first quarter, compared to $108,000 in 2006. The 2007 increase was principally due to the gain from the sale of a marketable security sold in March 2007, partially offset by reduced interest income earned on lower balances of cash and cash equivalents.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Federal
Current	$—	$—
Deferred	(3,794)	250

Sub-total	(3,794)	250

State
Current	40	233
Deferred	(43)	—

Sub-total	(3)	233

Total	$(3,797)	$483

     At March 31, 2007, the deferred tax asset was attributable to projected taxable losses that can be carried back for a refund, temporary differences, that upon reversal, could be utilized to offset income from operations and alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in and Loans to Hallwood Energy, L.P.
     At March 31, 2007, the Company owned approximately 25% (20% after consideration of profits interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
     A description of Hallwood Energy’s activities during 2007 are provided below.
     Loan Financing. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio.
     In March and April 2007, the Company advanced a total of $5,000,000 and $4,000,000, respectively, to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000 (the “April Call”). The Company and Hallwood Energy had agreed that the $7,000,000 amount previously advanced would be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $9,800,000 for a make-whole fee and incremental interest of approximately $500,000 to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the new lender resigned its position on the board of directors and assigned its general partner interest to the remaining members.
     Provided that Hallwood Energy raises $25,000,000 through an equity call or through debt subordinate to the Credit Facility (discussed below), the new lender will match subsequent amounts raised on a dollar for dollar basis up to the remaining

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$35,000,000 under the Credit Facility through the availability termination date of July 31, 2008. Hallwood Energy successfully completed the April Call in May 2007, of which the Company contributed $6,743,000.
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
     Equity Investments. In November 2006, Hallwood Energy requested an additional capital contribution in the amount of $25,000,000 from its partners. The Company invested an additional $6,281,000 to maintain its proportionate interest in Hallwood Energy. The Company utilized a $452,000 capital contribution receivable to reduce its cash contribution to $5,829,000. In addition, certain other investors in Hallwood Energy did not elect to fund their proportionate interest of the additional capital contribution; therefore, in December 2006, the Company invested an additional $425,000 and $2,000 in January 2007 in excess of its proportionate interest. These contributions were made.
     Hallwood Energy issued a $25,000,000 equity call, the April Call, to its partners on April 14, 2007. Previously, Hallwood Energy received cash advances of $7,000,000 each from the Company and an affiliate of the new lender. These advances were applied to the April Call. In May, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     Hallwood Energy issued a $20,000,000 equity call to its partners on May 21, 2007 (the “May Call”), which is due on July 1, 2007. The Company’s proportionate share of the equity call is $5,091,000. The Company anticipates that it will contribute $2,500,000 towards the May Call, but does not have funds available to contribute substantial additional capital in connection with that or future calls.
     For the funds received as a result of the April Call and the May Call, Hallwood Energy issued or will issue preferred partnership interests that will have a preferential right to any distributions made by Hallwood Energy from operations or upon liquidation. The preferential right will be equal to the amount of the capital contributed with respect to the preferred interest plus 16% per annum, compounded monthly. The preferred interests will receive this priority return before any amounts are paid to the common interests issued for all previous investments in Hallwood Energy. The capital contributed plus the accumulated 16% return attributable to any preferred interest is also convertible to common partnership interests at any time at a price equal to the price of the common partnership interests at December 31, 2006. Distributions on the preferred partnership interests will initially be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future.
     In April 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner the Company’s chairman and principal stockholder, and the new lender have each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. Pursuant to this commitment, HIL intends to fund that portion of the May Call that the Company does not fund. The Company and Mr. Gumbiner have agreed to discuss in the future the terms on which HIL will make this funding as between the Company and HIL.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of May 1, 2007:

	Central
	Eastern	South	West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$57,132,000	(b)
Company ownership percentage (c)				25%/20%
Net acres held (d)	460,000	(e )	17,300
Operator	Hallwood Energy	Hallwood Energy	Chesapeake
Well type: (f)
Horizontal / directional	1	3	1	5
Vertical	12	—	2	14
Well status:
Producing	—	—	1	1
Drilling	2	1	1	4
Successful / waiting pipeline	3	—	—	3
Evaluating/completing	4	—	2	6
Unsuccessful	4	2	—	6
Net production (Mcf/day)	—	—	240	240

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 in 2005, $9,427,000 in 2006, $2,000 in January 2007 and $6,743,000 in April 2007.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds options to acquire leases on approximately 17,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

f)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.
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
     Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling with two rigs under a long term contract, which also provides for four additional rigs. However, Hallwood Energy is currently in negotiations with the rig contractor to revise the contract to provide for three rigs with capabilities more suited to Hallwood Energy’s properties. Hallwood Energy’s 2007 budget forecasts 25 gross wells to be drilled in this area utilizing the three rigs. Hallwood Gathering, L.P. is currently constructing a 15 mile eight-inch gathering system in White County with an initial capacity of 6 million cubic feet of gas per day (Mcf/d), with expansion potential to 60 Mcf/d. Natural gas sales are expected to begin by July 2007.

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
     Critical Accounting Policies
     There have been no changes to the critical accounting policies identified and set forth in the Company’s Form 10-K for the year ended December 31, 2006.
     Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s United States office. In addition, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Consulting fees	$249	$249
Office space and administrative services	40	105
Travel expenses	8	9

Total	$297	$363

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
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended March 31, 2007 and 2006, HIL reimbursed the Company $38,000 and $38,000, respectively, for such expenses.
     In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls of $55,000,000 (or $27,500,000) by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call.
     Hallwood Energy. Hallwood Energy shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the three months ended March 31, 2007 and 2006, Hallwood Energy reimbursed the Company $61,000 and $70,000, respectively for such expenses.
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of March 31, 2007 (in thousands):

	Payments Due During the Year Ending December 31,
	2007*	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Long term debt	$184	$158	$27	$13,686	$—	$—	$14,055
Redeemable preferred stock	—	—	—	1,000	—	—	1,000
Operating leases	779	1,012	659	626	349	1,697	5,122

Total	$963	$1,170	$686	$15,312	$349	$1,697	$20,177

*	For the nine months ended December 31, 2007.
     Estimated interest payments, based on the current principal balances and weighted averages interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of March 31, 2007, are $774,000 for the nine months ending December 31, 2007 and $1,020,000, $1,014,000, $1,013,000, and $1,013,000, for the years ending December 31, 2008 through December 31, 2011, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $22,686,000 at March 31, 2007). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
     Hallwood Energy. The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At March 31, 2007, such obligations and commitments included $40,000,000 for long-term debt, $11,124,000 for interest, $94,966,000 for long-term rig commitments and $51,000 for operating leases.
     Financial Covenants
     Brookwood. The principal ratios, required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		March 31,	December 31,	September 30,	June 30,
Description	Requirement	2007	2006	2006	2006

Total debt to tangible net worth	must be less than 1.50	1.08	0.93	0.77	0.69
Net income	must exceed $1	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first quarter in 2007 and for all quarters in 2006.
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
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $4,170,000 during the 2007 first quarter to $5,884,000 as of March 31, 2007. The principal source of cash in 2007 was $3,163,000 from net bank borrowings. The primary uses of cash were $1,957,000 for operating activities, $5,002,000 for an additional investment in Hallwood Energy and $375,000 for property, plant and equipment.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At March 31, 2007, Brookwood had approximately $8,314,000 of unused borrowing capacity on its revolving line of credit facility and $2,631,000 on its equipment credit facility.
     Brookwood paid cash dividends to the Company of $3,000,000 in the four month period ended April 30, 2007 and $6,000,000 for all of 2006. In addition, Brookwood made payments to the Company of $621,000 in the four month period ended April 30, 2007 and $738,000 for all of 2006 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with its loan covenants. Brookwood was in compliance with its loan covenants as of March 31, 2007 and for all interim periods in 2006. There were no significant additional capital requirements as of March 31, 2007.
     Energy. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio. In April 2007, Hallwood Energy repaid the $40,000,000 outstanding principal balance of the former loan from proceeds of a new $100,000,000 Credit Facility, under which it has drawn $65,000,000.
     Prior to the April 2007 funding of the Credit Facility, the Company had advanced $7,000,000 to Hallwood Energy pursuant to demand notes bearing interest at 6% above prime rate. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy had agreed that the $7,000,000 amount previously advanced would be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     Hallwood Energy issued a $20,000,000 equity call, the May Call, to its partners on May 21, 2007, which is due on July 1, 2007. The Company’s proportionate share of the May Call is $5,091,000. In addition, as contemplated by the Credit Facility, Hallwood Energy also currently anticipates making requests for additional capital contributions in the amount of $15,000,000 from its partners later in 2007. The Company currently intends to fund approximately $2,500,000 of the May Call but does not have funds available to contribute substantial capital in connection with that or future calls. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced.
     In April 2007, HIL and the new lender have each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. Pursuant to this commitment, HIL intends to fund that portion of the May Call that the Company does not fund. The Company and Mr. Gumbiner have agreed to discuss in the future the terms on which HIL will make this funding as between the Company and HIL.
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
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2006 in the section entitled “Business — Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended March 31, 2007.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of March 31, 2007, the Company’s total outstanding loans payable of $14,055,000 were comprised of $108,000 of fixed rate debt and $13,947,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $140,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of March 31, 2007.
     Hallwood Energy has a make-whole provision contained within its former and current loan facilities. The make-whole fee is recorded at its estimated fair value on Hallwood Energy’s balance sheet and changes in its fair value are recorded in interest expense in Hallwood Energy’s statement of operations.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 4.	CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. It is the conclusion of the Company’s principal executive officer and principal financial officer that the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communication from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. In March 2005, March 2006 and May 2007, the Company received communications from its independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In addition, Brookwood is currently implementing a new order processing and inventory control system and updating it general ledger system, which will integrate various accounting processes. The new systems will further aid in accelerating and automating the financial closing process.
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

THE HALLWOOD GROUP INCORPORATED
Dated: June 4, 2007	By:	/s/ Melvin J. Melle
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