Form 10-Q
period 2007-06-30
HALLWOOD GROUP INC
filed 2007-08-14
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period Ended June 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2007, based on the closing price of $78.50 per share on the American Stock Exchange, was $38,420,000.
     1,520,666 shares of Common Stock, $0.10 par value per share, were outstanding at July 31, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$3,155	$10,054
Accounts receivable, net
Trade and other	22,985	19,623
Related parties	120	161
Inventories, net	19,708	17,293
Prepaid income taxes	2,861	3,861
Prepaids, deposits and other assets	782	916
Deferred income tax, net	995	904

	50,606	52,812

Noncurrent Assets
Investments in Hallwood Energy, L.P.	36,735	39,864
Property, plant and equipment, net	13,613	13,853
Deferred income tax, net	5,068	751
Other assets	183	317

	55,599	54,785

Total Assets	$106,205	$107,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,445	$10,491
Accrued expenses and other current liabilities	3,838	3,217
Current portion of loans payable	222	275
Income taxes payable	3	31

	16,508	14,014

Noncurrent Liabilities
Long term portion of loans payable	14,682	10,617
Redeemable preferred stock	1,000	1,000

	15,682	11,617

Total Liabilities	32,190	25,631

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,520,666 and 1,515,438 shares, respectively	240	240
Additional paid-in capital	56,744	56,451
Retained earnings	30,504	38,401
Accumulated other comprehensive income	—	55
Treasury stock, 875,439 and 880,667 shares, respectively; at cost	(13,473)	(13,181)

Total Stockholders’ Equity	74,015	81,966

Total Liabilities and Stockholders’ Equity	$106,205	$107,597

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Revenues
Textile products sales	$60,373	$59,473

Expenses
Textile products cost of sales	50,247	48,817
Administrative and selling expenses	9,331	9,282

	59,578	58,099

Operating income	795	1,374

Other Income (Loss)
Investments in Hallwood Energy, L.P.
Equity loss	(12,376)	(1,034)
Interest income	92	—
Interest expense	(509)	(251)
Interest and other income	236	234

	(12,557)	(1,051)

Income (loss) before income taxes	(11,762)	323
Income tax expense (benefit)	(3,865)	358

Net Loss	$(7,897)	$(35)

Net Loss Per Common Share
Basic	$(5.21)	$(0.02)

Diluted	$(5.21)	$(0.02)

Weighted Average Shares Outstanding
Basic	1,517	1,513

Diluted	1,517	1,513

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2007	2006
Revenues
Textile products sales	$32,065	$28,698

Expenses
Textile products cost of sales	25,958	23,998
Administrative and selling expenses	4,727	4,632

	30,685	28,630

Operating income	1,380	68

Other Income (Loss)
Investments in Hallwood Energy, L.P.
Equity loss	(1,873)	(684)
Interest income	80	—
Interest expense	(283)	(134)
Interest and other income	55	126

	(2,021)	(692)

Loss before income taxes	(641)	(624)
Income tax expense (benefit)	(68)	(125)

Net Loss	$(573)	$(499)

Net Loss Per Common Share
Basic	$(0.38)	$(0.33)

Diluted	$(0.38)	$(0.33)

Weighted Average Shares Outstanding
Basic	1,517	1,514

Diluted	1,517	1,514

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Loss	$(573)	$(499)	$(7,897)	$(35)

Other Comprehensive Income (Loss)
Previously realized increase in fair value of marketable securities sold during the period	—	—	(55)	—

Comprehensive Loss	$(573)	$(499)	$(7,952)	$(35)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Compre-			Total
	Common Stock		Paid-In	Retained	hensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity
Balance, January 1, 2007	2,396	$240	$56,451	$38,401	$55	881	$(13,181)	$81,966

Net loss				(7,897)				(7,897)

Previously realized increase in fair value of marketable securities sold during the period					(55)			(55)

Reissuance of treasury shares from exercise of stock options and related income tax effect			293			(10)	147	440

Purchase of common stock for treasury						4	(439)	(439)

Balance, June 30, 2007	2,396	$240	$56,744	$30,504	$—	875	$(13,473)	$74,015

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,897)	$(35)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity loss from investments in Hallwood Energy, L.P.	12,376	1,034
Deferred tax (benefit)	(4,133)	(19)
Depreciation and amortization	904	922
Excess tax benefits from share-based payment arrangements	(275)	(137)
Proceeds from sale of marketable securities	148	—
Income from investments in marketable securities	(74)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,321)	676
(Increase) decrease in inventories	(2,415)	45
Increase in accounts payable	2,011	1,966
Increase in income taxes receivable/payable	1,099	12
Increase (decrease) in accrued expenses and other current liabilities	621	(1,325)
Net change in other assets and liabilities	12	(239)

Net cash provided by (used in) operating activities	(944)	2,900

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy, L.P.	(9,247)	(2,721)
Investments in property, plant and equipment, net	(721)	(1,831)

Net cash used in investing activities	(9,968)	(4,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	4,164	—
Repayment of other bank borrowings and loans payable	(152)	(174)
Purchase of common stock for treasury	(439)	—
Excess tax benefits from share-based payment arrangements	275	137
Proceeds from exercise of stock options	165	56

Net cash provided by financing activities	4,013	19

DECREASE IN CASH AND CASH EQUIVALENTS	(6,899)	(1,633)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,054	16,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,155	$15,015

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
Note 1 – Interim Condensed Consolidated Financial Statements, Accounting Policies and New Accounting Pronouncements
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
     Textile products accounts for all of the Company’s operating revenues.
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
     At June 30, 2007, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy.
     New Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
     The Company has completed its evaluation and has determined that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.
     The Emerging Issues Task Force (“EITF”) of the FASB has ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) on June 27, 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that this EITF will have on its financial statements, but does not believe that it will have a material impact on its financial statements.
     On April 30, 2007, the FASB issued FASB Staff Position (FSP”) No. FIN 39-1, an amendment of FASB Interpretation No. 29. This FSP amends paragraph 3 of Interpretation 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with the paragraph. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007 and an entity shall recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Company is still evaluating the aspects of this FSP, but does not believe it will have a material impact on its financial statements.
Note 2 – Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$6,818	$5,590
Work in progress	5,272	4,300
Finished goods	8,476	8,260

	20,566	18,150
Less: Obsolescence reserve	(858)	(857)

Total	$19,708	$17,293

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
Note 3 – Investments in and Loans to Hallwood Energy, L.P.
     Investments in and loans to Hallwood Energy as of the balance sheet dates were as follows (in thousands):
Hallwood Energy, L.P.

		Amount at		Income (loss) for the
		which carried at		six months ended
	Cost as of	June 30,	December 31,	June 30,
Description of Investment	June 30, 2007	2007	2006	2007	2006
Hallwood Energy, L.P.

- Limited partner interest	$59,626	$36,730	$39,859	$(12,374)	$(1,034)
- General partner interest	8	5	5	(2)	—
- Loans	—	—	—	—	—

Total	$59,634	$36,735	$39,864	$(12,376)	$(1,034)

     At June 30, 2007, the Company owned approximately 25% (20% after consideration of profit interests) of Hallwood Energy. Certain members of Hallwood Energy’s management and employees hold profit interests in Hallwood Energy totaling approximately 21%, which entitle the holders to an allocable percentage of Hallwood Energy’s net profits after repayment of all obligations and the capital contributions by its partners. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
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
     In March 2007 and April 2007, the Company loaned $5,000,000 and $4,000,000, respectively, to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000 (the “April Call”). The Company and Hallwood Energy had agreed that the $7,000,000 of loans would be applied as the Company’s portion of the April Call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 loaned over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $9,800,000 for a make-whole fee and incremental interest of approximately $500,000 to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the new lender resigned its position on the board of directors and assigned its interest in the general partner to the remaining members.
     The Credit Facility contains a provision that, if Hallwood Energy raised $25,000,000 through an equity call or debt subordinate to the Credit Facility, the new lender would match amounts subsequently raised in excess of the $25,000,000 on a dollar for dollar basis up to the remaining $35,000,000 under the Credit Facility through the availability termination date of July 31, 2008. Hallwood Energy successfully completed the $25,000,000 funding requirement as a result of the April Call.
     The Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy.
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
     Hallwood Energy issued the $25,000,000 April Call to its partners on April 14, 2007, which was successfully completed in May 2007. Previously, Hallwood Energy received loans of $7,000,000 each from the Company and an affiliate of the new lender. These loans were applied to the April Call. In May, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, HIL and the new lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. Hallwood Energy issued a $20,000,000 equity call to its partners on May 21, 2007 (the “May Call”), which was due on July 1, 2007. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, funded the $2,591,000 of the May Call that was not funded by the Company. In connection with the funding of this amount, HIL and Mr. Gumbiner agreed that they would discuss and negotiate in the future with a special committee of the Board of Directors of the Company the terms on which this additional equity was contributed by HIL. As of August 8, 2007, $1,463,000 of the May Call remained unfunded by partners of Hallwood Energy other than the Company and HIL. It is anticipated that additional funding necessary to satisfy the May Call will be provided in August 2007, either by those partners who initially funded the May Call or by HIL and the new lender, in accordance with terms of their commitment letters.
     For the funds received as a result of the April Call and the May Call, Hallwood Energy issued preferred partnership interests that have a preferential right to any distributions made by Hallwood Energy from operations or upon liquidation. The preferential right is equal to the amount of the capital contributed with respect to the preferred interest plus 16% per annum, compounded monthly. The preferred interests will receive this priority return before any amounts are paid to the common interests issued for all previous investments in Hallwood Energy. The capital contributed plus the accumulated 16% return attributable to any preferred interest is also convertible to common partnership interests at any time at a price equal to the price of the common partnership interests at December 31, 2006. Distributions on the preferred partnership interests will be accrued and become payable when, as

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future.
     Litigation. In early 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts with Eagle Drilling, LLC under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig. These contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the contracts. When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Since then, Eagle Domestic Drilling Operations, LLC and its parent filed for Chapter 11 bankruptcy protection in In re Eagle Domestic Drilling Operations LLC, Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. Eagle Domestic Drilling Operations, LLC filed an adversary action on June 11, 2007 against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $10,000,000. Eagle Domestic alleges breach of the drilling contracts and tortuous interference and business disparagement by Hallwood Energy in connection with drilling contracts Eagle Domestic had with Quicksilver Resources, Inc. Eagle Drilling, LLC has filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court alleging damages of over $1 million in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. Hallwood Energy is currently unable to determine the impact that this litigation may have on its results of operations or its financial position.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
     The following table sets forth summarized financial data for Hallwood Energy, L.P. (in thousands):

	June 30,	December 31,
	2007	2006
Balance Sheet Data
Cash and cash equivalents	$2,204	$25,978
Oil and gas properties, net	219,095	179,986
Total assets	233,637	214,362
Loans payable	62,835	39,019
Total liabilities	85,465	54,209
Partners’ capital	148,172	160,153

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statement of Operations Data
Revenues
Natural gas sales	$—	$395	$—	$778

Expenses
Impairment of oil and gas properties	—	—	31,680	—
General and administrative expenses	1,690	1,578	3,349	2,689
Operating expenses	85	281	89	578
Depreciation and depletion	59	223	122	422

	1,834	2,082	35,240	3,689

Operating loss	(1,834)	(1,687)	(35,240)	(2,911)

Other Income and Expense
Interest expense	(5,675)	(1,421)	(14,202)	(2,141)
Interest income	50	384	184	1,005

	(5,625)	(1,037)	(14,018)	(1,136)

Net Loss	$(7,459)	$(2,724)	$(49,258)	$(4,047)

Note 4 – Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Bank debt
Revolving credit facility, interest at Libor +1.25% - 1.75% or Prime, due January 2010	$14,596	$10,432
Equipment term loans, interest at various rates, due at various dates through February 2009	308	460

Total	14,904	10,892
Current portion	(222)	(275)

Noncurrent portion	$14,682	$10,617

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% — 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 7.30% and 7.48% at June 30, 2007 and December 31, 2006, respectively. The outstanding balance at June 30, 2007 was $14,596,000 and Brookwood had $7,404,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment term loans varied between 5.60% and 8.60% with a blended rate of 6.97% and 7.17% at June 30, 2007 and December 31, 2006, respectively. The outstanding balance at June 30, 2007 was $308,000 and Brookwood had $2,692,000 of borrowing availability under this facility.
     Loan Covenants. Brookwood was in compliance with its loan covenants for the first two quarters of 2007 and for all quarters in 2006. The Key Working Capital Revolving Credit Facility provides for a total debt to tangible net worth ratio covenant and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.
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
Note 5 – Stockholders’ Equity
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
          The 1995 Stock Option Plan terminated on June 27, 2005. At June 30, 2007, the Company had 4,500 fully vested options outstanding which expire in May 2010. Options issued prior to the termination are not affected; however, no new options can be issued under the 1995 Plan.
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
     In June 2007, two officers of the Company exercised options to purchase a total of 7,500 shares of the Company’s common stock that were scheduled to expire in September 2007. The officers paid the exercise price and related tax withholding requirement by exchanging an equivalent number of common shares valued at the fair market value of the common stock at the time of exercise. The net result of the exercises and exchanges was the issuance of 3,955 shares from treasury at an average carrying value of $15.08 per share.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
     Option activity for the six months ended June 30, 2007 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Outstanding, January 1, 2007	14,250	$14.77
Granted	—	—
Exercised	(9,750)	16.82
Forfeited	—	—

Outstanding, June 30, 2007	4,500	$10.31	2.92	$307,000

Options exercisable at June 30, 2007	4,500		2.92	$307,000

Options vested at June 30, 2007	4,500		2.92	$307,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2007 second quarter and the exercise price, multiplied by the number of options). The intrinsic value of the options exercised during the 2007 first quarter and second quarter were approximately $226,000 and $560,000, respectively.
Note 6 – Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Federal
Deferred	$(297)	$(269)	$(4,091)	$(19)
Current	—	—	—	—

Sub-total	(297)	(269)	(4,091)	(19)

State
Deferred	—	—	(43)	—
Current	229	144	269	377

Sub-total	229	144	226	377

Total	$(68)	$(125)	$(3,865)	$358

     The net deferred tax asset was $6,063,000 and $1,655,000 at June 30, 2007 and December 31, 2006, respectively. The deferred tax asset was comprised of projected taxable losses for the six months ended June 30, 2007 that can be carried back for a refund, temporary differences that, upon reversal, can be utilized to offset income from operations and $531,000 of alternative minimum credits. The effective federal tax rate in both periods was 34%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Prepaid federal income taxes, attributable to the anticipated carryback of its 2006 taxable loss, was $2,861,000 and $3,861,000 at June 30, 2007 and December 31, 2006, respectively. The Company filed an application for tentative refund with the Internal Revenue Service in March 2007 and received a $1,000,000 refund in April 2007. The Company expects to file a carryback of its 2006 taxable loss in September 2007 to obtain the additional refund.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
Note 7 – Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Six Months Ended
	June 30,
Description	2007	2006
Change in accrued capital expenditures accounts payable	$57	$552

Previously realized increase in fair value of marketable securities sold during the period	$(55)	$—

Income tax effect from exercise of stock options:
Income taxes payable	$275	—
Additional paid-in capital	(275)	—

	$—	—

     Supplemental disclosures of cash payments:

	Six Months Ended
	June 30,
Description	2007	2006
Income taxes paid (refunded)	$(832)	$365
Interest paid	547	316

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
Note 8 – Computation of Loss Per Common Share
     The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Description	2007	2006	2007	2006
Weighted Average Shares Outstanding
Basic	1,517	1,514	1,517	1,513
Potential shares from assumed exercise of stock options	—	—	—	—
Potential repurchase of shares from stock option proceeds	—	—	—	—

Diluted	1,517	1,514	1,517	1,513

Net Loss
Basic and diluted	$(573)	$(499)	$(7,897)	$(35)

     Due to the losses in the 2007 and 2006 periods, potential shares from assumed exercise of stock options in the amounts of 7,000 and 14,000 shares for the three month periods in 2007 and 2006, respectively, and 7,000 and 14,000 for the six month periods, respectively, were antidilutive.
Note 9 – Related Party Transactions
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
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Consulting fees	$249	$249	$498	$498
Office space and administrative services	34	99	74	204
Travel expenses	8	123	16	132

Total	$291	$471	$588	$834

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended June 30, 2007 and 2006, HIL reimbursed the Company $37,000 and $35,000, respectively, for such expenses. For the six months ended June 30, 2007 and 2006, HIL reimbursed the Company $75,000 and $74,000, respectively.
     In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls of $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. In June 2007, HIL funded that portion of the Company’s share of the May Call in the amount of $2,591,000 that the Company did not fund and is expected to contribute, along with the new lender, an additional amount in August 2007 to fully satisfy the May Call, to the extent other Hallwood Energy investors did not respond to the May Call.
     Hallwood Energy. Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the three months ended June 30, 2007 and 2006, Hallwood Energy reimbursed the Company $65,000 and $97,000 for such expenses, respectively. For the six months ended June 30, 2007 and 2006, Hallwood Energy reimbursed the Company $125,000 and $132,000, respectively.
Note 10 – Litigation, Contingencies and Commitments
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
          On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. Brookwood and the Company intend to respond to the complaint and vigorously defend these claims.
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
     In August 2005, the Rhode Island Department of Health (“RIDOH”) issued a compliance order to Kenyon Industries, Inc., a wholly owned subsidiary of Brookwood, (“Kenyon”), alleging that Kenyon is a non-community water system and ordering Kenyon to comply with the RIDOH program for public water supply systems. Kenyon contested the compliance order and an administrative hearing was held in November 2005. No decision has been rendered. Complying with the RIDOH requirements would necessitate revamping of the plant’s water supply system and associated costs of approximately $100,000.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
          In February 2007, RIDEM issued a Notice of Violation (“NOV”) accompanied by a $14,000 fine. Kenyon requested an informal hearing to dispute the allegations in the NOV and the fine. As a result of the informal hearing held in March 2007, a consent agreement was executed and a $9,500 fine was remitted to RIDEM to close this matter.
     In June 2007, RIDEM issued a NOV to Kenyon, alleging that the Company violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon has filed an Answer and Request for Hearing in which it disputes certain allegations in the NOV and the amount of the penalty.
Note 11 – Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended June 30, 2007
Total revenue from external sources	$32,065			$32,065

Operating income (loss)	$2,653	$—	$(1,273)	$1,380
Other income (loss), net	(284)	(1,793)	56	(2,021)

Income (loss) before income taxes	$2,369	$(1,793)	$(1,217)	$(641)

Three months ended June 30, 2006
Total revenue from external sources	$28,698			$28,698

Operating income (loss)	$1,401	$—	$(1,333)	$68
Other income (loss), net	(134)	(684)	126	(692)

Income (loss) before income taxes	$1,267	$(684)	$(1,207)	$(624)

Six months ended June 30, 2007
Total revenue from external sources	$60,373			$60,373

Operating income (loss)	$3,151	$—	$(2,356)	$795
Other income (loss), net	(510)	(12,284)	237	(12,557)

Income (loss) before income taxes	$2,641	$(12,284)	$(2,119)	$(11,762)

Six months ended June 30, 2006
Total revenue from external sources	$59,473			$59,473

Operating income (loss)	$3,876	$—	$(2,502)	$1,374
Other income (loss), net	(251)	(1,034)	234	(1,051)

Income (loss) before income taxes	$3,625	$(1,034)	$(2,268)	$323

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2007 and 2006
(unaudited)
Note 12 – Proposed Plan of Liquidation
     On June 18, 2007, the Company received a proposal from Anthony J. Gumbiner, the chairman of the board and beneficial owner of 66% of the outstanding common shares of the Company.
     Mr. Gumbiner proposed that the Company’s board of directors consider a liquidation of the Company that would include a sale of all of the Company’s interests in its Brookwood subsidiary and a disposition of all of the Company’s interests in Hallwood Energy. As part of the liquidation proposal, Mr. Gumbiner proposed that Brookwood be sold for cash and the net sale proceeds be distributed to all the Company shareholders pro rata. He also proposed that his pro rata portion of the Company’s interests in Hallwood Energy be distributed to him and that he enter into negotiations to purchase the Company’s remaining interests in Hallwood Energy for cash, which would be distributed to the other shareholders of the Company. Finally, Mr. Gumbiner proposed that if he were to purchase the Company’s remaining interests in Hallwood Energy, other “accredited” and otherwise qualified shareholders of the Company be given the opportunity to receive in lieu of cash a pro rata portion of the Hallwood Energy interests.
     The Company’s board of directors has established a special committee of directors to review the proposal. The special committee has been authorized by the Company’s board of directors to review any alternative proposals that may be received by the Company or the special committee. No decisions have been made by the special committee with respect to whether to recommend approval of the proposal to the Company’s board of directors. There can be no assurance that any agreement on terms satisfactory to the special committee will result from the special committee’s evaluation of the proposal by Mr. Gumbiner or any other proposals, or that any transaction will be completed.

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
     While Brookwood has enjoyed substantial growth from its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $16,656,000 and $28,692,000 for the 2007 second quarter and six month periods, respectively, were 26% higher and 1% lower than the comparable periods in 2006 of $13,186,000 and $28,914,000.
     The military had limited orders in the 2007 first quarter and preceding quarters for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. Government recently released orders in the 2007 second quarter for goods that include Brookwood’s products. Changes in specifications or orders presents a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and participating in the bidding process for the new military products. The 2007 second quarter sales includes revenue from some of these new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sale trends.
     Unstable global nylon and chemical pricing, and increasing domestic energy costs, coupled with a varying product mix have and will continue to cause fluctuations in Brookwood’s margins, a trend that appears likely to continue.
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
     The U.S. has also approved the Central American-Dominican Republic Free Trade Agreement (“CAFTA”) with several Central American countries (Costa Rica, The Dominican Republic, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textiles and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the U.S. or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Bahrain, Chile, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Energy. Hallwood Energy is an upstream energy partnership engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy’s results of operations are and will be largely dependent on a variety of variable factors, including, but not limited to fluctuations in natural gas prices; success of its exploratory drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, good and services necessary to develop its oil and gas leases. As of June 30, 2007, the Company owned approximately 25% (20% after consideration of profits interest) of Hallwood Energy.
     Hallwood Energy will require significant additional capital investment over the next few years to acquire additional properties and to adequately explore and develop existing and any new properties.
     Refer also to the section “Investments in and Loans to Hallwood Energy” for a further description of the Company’s energy activities.
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
     Results of Operations
     The Company reported a net loss for the 2007 second quarter of $573,000, compared to a net loss of $499,000 in 2006. Revenue for the 2007 second quarter was $32,065,000, compared to $28,698,000 in 2006.
     The net loss for the 2007 six month period was $7,897,000, compared to a net loss of $35,000 in 2006. Revenue for the 2007 six month period was $60,373,000, compared to $59,473,000 in 2006.
     Revenues
     Textile products sales of $32,065,000 increased by $3,367,000, or 11.7%, in the 2007 second quarter, compared to $28,698,000 in 2006. Sales for the six month period increased by $900,000, or 1.5%, to $60,373,000, compared to $59,473,000 in 2006. The increase in the 2007 second quarter was principally due to an increase of sales of specialty fabric to U.S. military contractors, as a result of increased orders which included new products from the military to Brookwood’s customers. Sales for the 2007 six month period were up only minimally due to the limitation of military orders in the first quarter which were pending the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers.
     Sales to one customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2007 and 2006 three month and six month periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $8,675,000 and $15,570,000 in the 2007 second quarter and six month periods, respectively, compared to $7,152,000 and $16,695,000 in 2006. Sales to Tennier represented 27.1% and 24.9% of Brookwood’s net sales in the 2007 and 2006 quarters, respectively, and 25.8% and 28.1% in the 2007 and 2006 six month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”) accounted for more than 10% of Brookwood’s sales in 2006. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $2,024,000 and $4,230,000 in the 2007 second quarter and six month periods, respectively, compared to $3,440,000 and $7,271,000 in 2006. Sales to ORC represented 6.3% and 12.0% of Brookwood’s net sales in the 2007 and 2006 quarters, respectively, and 7.0% and 12.2% in the 2007 and 2006 six month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit. However, Brookwood has experienced reduced military sales since 2005. Military sales accounted for $16,656,000 and $28,692,000 in the 2007 second quarter and six month periods, respectively, compared to $13,186,000 and $28,914,000 in 2006. The military sales represented 51.9% and 45.9% of Brookwood’s net sales in the 2007 and 2006 quarters, respectively, and 47.5% and 48.6% in the 2007 and 2006 six month periods, respectively.
     Expenses
     Textile products cost of sales of $25,958,000 for the 2007 second quarter increased by $1,960,000, or 8.2%, compared to $23,998,000 in 2006. For the six month periods, textile products cost of sales of $50,247,000 for 2007 increased by $1,430,000, or 2.9%, compared to $48,817,000 in 2006. The 2007 second quarter increase principally resulted from higher sales, while the increase for the six month period was due principally to changes in product mix. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The higher gross profit margin for the 2007 second quarter, 19.0% versus 16.4%, and lower margin for the 2007 six month period, 16.8% versus 17.9%, principally resulted from changes in customer volume and product mix.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Textile products	$3,454	$3,299	$6,975	$6,780
Corporate	1,273	1,333	2,356	2,502

Total	$4,727	$4,632	$9,331	$9,282

     Textile products administrative and selling expenses for the 2007 second quarter increased by $155,000, or 4.7%, from 2006. For the six months, selling and administrative expenses increased by $195,000, or 2.9%, compared to 2006. The increases were primarily attributable to higher professional fees, computer expenses associated with the implementation of Sarbanes-Oxley compliance systems, and rents in 2007 totaling $151,000 and $220,000 for the three month and six month periods, respectively. Expenses for the 2007 six month period were offset by reductions in repairs and samples. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $327,000 and $334,000 in the 2007 and 2006 six month periods, respectively.
     Corporate administrative expenses decreased $60,000, or 4.5%, for the 2007 second quarter, compared to 2006. For the six months, corporate expenses decreased $146,000, or 5.8%, compared to 2006. The decreases were principally attributable to reduced professional fees of $152,000 and $293,000 for the three month and six month periods, respectively, and lower reimbursement of office expenses to HIL of $65,000 and $130,000 for the three month and six month periods, partially offset by an increase in Sarbanes-Oxley costs of $197,000 and $263,000 for the three and six month periods, respectively.
     Other Income (Loss)
     For the 2007 second quarter, the equity loss from the Company’s investments in Hallwood Energy, representing the Company’s pro rata share of loss in Hallwood Energy, was $1,873,000, compared to $684,000 in 2006. For the six months, the equity loss was $12,376,000, compared to $1,034,000 in 2006.
     In the 2007 first quarter, Hallwood Energy reported a loss of $41,799,000, which included an impairment of $31,680,000 associated with its oil and gas properties, and $7,100,000 as a portion of a make-whole fee in connection with the April 2007 prepayment of the former credit facility. The make-whole fee was included in interest expense.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In the 2007 second quarter, Hallwood Energy reported a loss of $7,459,000, which included $1,894,000 as a portion of a make-whole fee in connection with the new credit facility and $619,000 as a portion of a make-whole fee in connection with the former credit facility.
     In July 2007, Hallwood Energy announced its first gas sales from its newly constructed gathering system in Central Eastern Arkansas. Natural gas began flowing through the system at rates exceeding 6 million cubic feet of gas per day. The $5,000,000 system will initially contain 15 miles of gathering pipelines in White County and Hallwood Energy anticipates additional expansion to support the three rig drilling program presently underway.
     The 2006 results for Hallwood Energy include production from two wells in North Texas, while operations in the West Texas, South Louisiana and Central Eastern Arkansas regions remain in the exploratory stage at June 30, 2007.
     The Company earned interest income of $80,000 and $92,000 for the 2007 second quarter and six month periods, respectively, from loans it made to Hallwood Energy in the period from March to May 2007.
     Interest expense was $283,000 and $509,000 in the 2007 second quarter and six month periods, respectively, compared to $134,000 and $251,000 in the 2006 periods. Interest expense principally relates to Brookwood’s Key Bank revolving credit facility. The increases in interest expense were principally due to an increase in the average outstanding loan amount.
     Interest and other income was $55,000 and $236,000 in the 2007 second quarter and six month periods, respectively, compared to $126,000 and $234,000 in 2006. The increase for the six month period was principally due to the gain from the sale of a marketable security sold in March 2007, partially offset by reduced interest income earned on lower balances of cash and cash equivalents.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Federal
Deferred	$(297)	$(269)	$(4,091)	$(19)
Current	—	—	—	—

Sub-total	(297)	(269)	(4,091)	(19)

State
Deferred	—	—	(43)	—
Current	229	144	269	377

Sub-total	229	144	226	377

Total	$(68)	$(125)	$(3,865)	$358

     At June 30, 2007, the deferred tax asset was attributable to projected taxable losses that can be carried back for a refund, temporary differences, that upon reversal, could be utilized to offset income from operations and alternative minimum tax credits. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Investments in and Loans to Hallwood Energy
     At June 30, 2007, the Company owned approximately 25% (20% after consideration of profits interests) of Hallwood Energy. Certain members of Hallwood Energy’s management and employees hold profit interests in Hallwood Energy totaling approximately 21%, which entitle the holders to an allocable percentage of Hallwood Energy’s net profits after repayment of all obligations and the capital contributions by its partners. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
     A description of Hallwood Energy’s activities during 2007 are provided below.
     Loan Financing. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio.
     In March and April 2007, the Company loaned a total of $5,000,000 and $4,000,000, respectively, to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000 (the “April Call”). The Company and Hallwood Energy had agreed that the $7,000,000 of loans would be applied as the Company’s portion of the April Call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 loaned over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors and drew $65,000,000 from the Credit Facility. The proceeds were used to repay $40,000,000 in an existing note payable, pay approximately $9,800,000 for a make-whole fee and incremental interest of approximately $500,000 to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000. Borrowings under the Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the new lender resigned its position on the board of directors and assigned its interest in the general partner to the remaining members.
     The Credit Facility contains a provision that if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Credit Facility, the new lender would match amounts subsequently raised in excess of the $25,000,000 on a dollar for dollar basis up to the remaining $35,000,000 under the Credit Facility through the availability termination date of July 31, 2008. Hallwood Energy successfully completed the $25,000,000 funding requirement as a result of the April Call.
     The Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Hallwood Energy issued the $25,000,000 April Call to its partners on April 14, 2007, which was successfully completed in May 2007. Previously, Hallwood Energy received loans of $7,000,000 each from the Company and an affiliate of the new lender. These advances were applied to the April Call. In May, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, HIL and the new lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. Hallwood Energy issued a $20,000,000 equity call to its partners on May 21, 2007 (the “May Call”), which was due on July 1, 2007. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have sufficient cash available, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, funded the $2,591,000 of the May Call that was not funded by the Company. In connection with the funding of this amount, HIL and Mr. Gumbiner agreed that they would discuss and negotiate in the future with a special committee of the Board of Directors of the Company the terms on which this additional equity was contributed by HIL. As of August 8, 2007, $1,463,000 of the May Call remained unfunded by partners of Hallwood Energy other than the Company and HIL. It is anticipated that additional funding necessary to satisfy the May Call will be provided in August 2007, either by those partners who initially funded the May Call or by HIL and the new lender, in accordance with terms of their commitment letters.
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
     Litigation. In early 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts with Eagle Drilling, LLC under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig. These contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the contracts. When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the contracts. Since then, Eagle Domestic Drilling Operations, LLC and its parent filed for Chapter 11 bankruptcy protection in In re Eagle Domestic Drilling Operations LLC, Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. Eagle Domestic Drilling Operations, LLC filed an adversary action on June 11, 2007 against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $10,000,000. Eagle Domestic alleges breach of the drilling contracts and tortuous interference and business disparagement by Hallwood Energy in connection with drilling contracts Eagle Domestic had with Quicksilver Resources, Inc. Eagle Drilling, LLC has filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court alleging damages of over $1 million in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. Hallwood Energy is currently unable to determine the impact that this litigation may have on its results of operations or its financial position.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following table reflects the status of Hallwood Energy’s oil and gas investments as of August 1, 2007:

	Central
	Eastern	South	West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$59,634,000	(b)
Company ownership percentage (c)				25%/20%
Net acres held (d)	460,000	(e )	17,300
Operator	Hallwood Energy	Hallwood Energy	Chesapeake

Well type: (f)
Horizontal / directional	5	4	2	11
Vertical	13	—	3	16
Well status:
Producing	1	—	1	2
Drilling	3	1	2	6
Successful / waiting pipeline	4	—	—	4
Evaluating/completing	5	1	2	8
Unsuccessful	5	2	—	7
Net production (Mcf/day)	4,800	—	400	5,200

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 in 2005, $9,427,000 in 2006, $2,000 in January 2007, $6,744,000 in April 2007 and $2,501,000 in June 2007.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds options to acquire leases on approximately 17,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

f)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.
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
     Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling with three rigs under a long term contract, which also provides for three additional rigs. However, Hallwood Energy is currently in negotiations with the rig contractor to revise the contract to provide for three rigs with capabilities more suited to Hallwood Energy’s properties. Hallwood Energy’s 2007 budget forecasts 25 gross wells to be drilled in this area utilizing the three rigs. Hallwood Gathering, L.P. is currently constructing a 15 mile eight-inch gathering system in White County with an initial capacity of 6 million cubic feet of gas per day (Mcf/d), with expansion potential to 60 Mcf/d. Natural gas sales began in July 2007.

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
     West Texas
     Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has drilled to total depth on three wells. One of these wells is currently producing and selling gas, one well is currently being completed, and the third well is waiting on completion. Under the sales agreement with Chesapeake, two rigs were to complete drilling of the wells on which they were then being used and after being deployed elsewhere, both rigs resumed drilling on these properties in the second quarter of 2007. The 2007 budget calls for these rigs to drill five gross wells in West Texas during the year.
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
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of June 30, 2007 (in thousands):

	Payments Due During the Year Ending December 31,
	2007*	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Long term debt	$129	$152	$27	$14,596	$—	$—	$14,904
Redeemable preferred stock	—	—	—	1,000	—	—	1,000
Operating leases	520	1,012	659	626	349	1,697	4,863

Total	$649	$1,164	$686	$16,222	$349	$1,697	$20,767

*	For the six months ended December 31, 2007.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of June 30, 2007, are $541,000 for the six months ending December 31, 2007 and $1,072,000, $1,066,000, $1,066,000, and $1,066,000, for the years ending December 31, 2008 through December 31, 2011, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $21,642,000 at June 30, 2007). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
     Hallwood Energy. The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At June 30, 2007, such obligations and commitments included $65,000,000 for long-term debt, $16,727,000 for interest, $82,865,000 for long-term rig commitments and $43,000 for operating leases.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Key Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		June 30,	March 31,	December 31,	September 30,
Description	Requirement	2007	2007	2006	2006
Total debt to tangible net worth	must be less than ratio of 1.50	1.23	1.08	0.93	0.77
Net income	must exceed $1.00	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Key Working Capital Revolving Credit Facility for the first two quarters in 2007 and for all quarters in 2006.
     Hallwood Energy. The principal ratios and covenants required to be maintained by Hallwood Energy under its Credit Facility are provided below:
•	General and administrative costs, excluding certain legal fees, can not exceed $1,700,000 for any quarter, beginning June 30, 2007

•	Current ratio, as defined, must exceed 1.00 to 1.00 each quarter, beginning June 30, 2007

•	Proved collateral coverage ratio (including cash) must exceed 2.00 to 1.00 each quarter, beginning June 30, 2008
     Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. The new lender may demand that Hallwood Energy prepay the outstanding loan, including the make-whole fee, in the event of a defined change of control, qualified sale or event of default, including a material adverse event.
     Hallwood Energy was in compliance with its loan covenants for the quarter ended June 30, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $6,899,000 during the 2007 six month period to $3,155,000 as of June 30, 2007. The principal source of cash was $4,012,000 from net bank borrowings. The primary uses of cash were $944,000 for operating activities, $9,247,000 for additional investments in Hallwood Energy and $721,000 for property, plant and equipment.
     Textiles. The Company's textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 revolving line of credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity date of January 2010. At June 30, 2007, Brookwood had approximately $7,404,000 of unused borrowing capacity on its revolving line of credit facility and $2,692,000 on its equipment facility.
     Brookwood paid cash dividends to the Company of $3,000,000 in the 2007 period through June 30, 2007 and $6,000,000 for all of 2006. In addition, Brookwood made payments to the Company of $621,000 in the 2007 period through June 30, 2007 and $738,000 for all of 2006 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood's continued compliance with the covenants contained in the Key Bank credit facility. Brookwood was in compliance with its loan covenants as of June 30, 2007 and March 31, 2007 and for all periods in 2006. There were no significant additional capital requirements as of June 30, 2007.
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
     Prior to the April 2007 funding under the Credit Facility, the Company had loaned $7,000,000 to Hallwood Energy pursuant to demand notes bearing interest at 6% above prime rate. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy had agreed that the $7,000,000 amount previously loaned would be applied as the Company’s portion of this capital call. On May 10, 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.
     In April 2007, HIL and the new lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. On May 21, 2007, Hallwood Energy issued a $20,000,000 equity call, the May Call, to its partners, which was due on July 1, 2007, of which the Company’s proportionate share was $5,091,000. The Company funded $2,500,000 of the May Call since the Company did not have funds available to fully subscribe to its proportionate share and does not anticipate it will have funds to contribute substantial capital in connection with that or future calls. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced.
     Hallwood Energy anticipates that it will require $15,000,000 of additional capital contributions in the third and fourth quarters of 2007. However, Hallwood Energy may determine that greater or lesser equity funding is required during 2007 and may determine to seek funding from sources other than existing investors. The actual level of Hallwood Energy’s capital requirements during 2007 and thereafter will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties or equity contributions from new investors.
     Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position and its anticipated cash flow from operations, the Company believes it has sufficient funds to meet its liquidity needs, although the Company is unlikely to be able to fund substantial additional capital contributions to Hallwood Energy.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
     In the interest of providing stockholders with certain information regarding the Company’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statement expressed by or on behalf of the Company is, to the knowledge and in the judgment of the officers and directors, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Among others, these risks and uncertainties include those described in the Company’s Form 10-K for the year ended December 31, 2006 in the section entitled “Business – Competition, Risks and Other Factors”. These risks and uncertainties are difficult or impossible to predict accurately and many are beyond the control of the Company. Other risks and uncertainties may be described, from time to time, in the Company’s periodic reports and filings with the Securities and Exchange Commission.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended June 30, 2007.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of June 30, 2007, the Company’s total outstanding loans payable of $14,904,000 were comprised of $91,000 of fixed rate debt and $14,813,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $148,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of June 30, 2007.
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
     In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received a further written communication from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. In March 2005, April 2006 and May 2007, the Company received communications from its independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. In addition, Brookwood is currently implementing a new order processing, manufacturing cost and inventory control system. It has updated its general ledger system, which is integrating various accounting processes. The new systems will further aid in accelerating and automating the financial closing process.
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
     At the Company’s annual meeting of stockholders held on June 20, 2007, stockholders voted on one proposal to elect two directors to hold office for three years. The voting results are provided below:

	Nominee Director	Voted For	Withheld
	J. Thomas Talbot	1,350,945	92,096

	A. Peter Landolfo	1,351,425	91,616

5	Other Information			None

6	Exhibits
10.21	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

Dated: August 13, 2007	By:	/s/ Melvin J. Melle

Melvin J. Melle, Vice President
(Duly Authorized Officer and
Principal Financial and
Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description
10.21	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.