Form 10-K/A
period 2006-12-31
HALLWOOD GROUP INC
filed 2007-11-06
CIK 355766

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
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the Common Stock, $0.10 par value per share, held by non-affiliates of the registrant as of June 30, 2006, based on the closing price of $112.53 per share on the American Stock Exchange, was $55,075,000.
          1,516,711 shares of Common Stock, $0.10 par value per share, were outstanding at March 23, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
          The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company filed with the Securities and Exchange Commission on May 14, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
EXPLANATORY NOTE
          This Amendment No. 1 (the “Amendment”) amends The Hallwood Group Incorporated’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 filed on May 14, 2007 (the “Original Filing”) to address comments received from the Staff of the Securities and Exchange Commission (“SEC Comments”). This Amendment amends the report of Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, with respect to Hallwood Energy, L.P., which report inadvertently omitted the city and state in which the report was issued. This Amendment also amends the consent of Deloitte filed as Exhibit 23.1 to the Original Filing, which inadvertently did not refer to Deloitte’s report with respect to the consolidated financial statements of Hallwood Energy, L.P. included in the Original Filing. The remainder of the Original Filing, excluding Item 15, is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and reflects only the provision of the updated certifications of the Company’s officers and the amended report and consent of Deloitte as noted above. No other information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way to reflect any events that occurred subsequent to May 14, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

PART IV
PART IV
Item 15. Financial Statements, Financial Statement Schedules and Exhibits
SIGNATURE
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
THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
SCHEDULE II
INDEX TO EXHIBITS
Independent Registered Public Accounting Firm's Consent
Certification of the Chief Executive Officer Pursuant to Section 302
Certification of the Chief Financial Officer Pursuant to Section 302
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

PART IV
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
(a) Exhibits.

3.1	—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.

3.2	—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.

3.3	—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.

*10.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, as incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

10.2	—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File
No. 1-8303.

*10.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*10.5	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10.6	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*10.7	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.8	—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.

10.9	—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.

10.10	—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10.11	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10.12	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10.13	—	Amended 1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated by reference to Annex B of the Company’s Proxy Statement, as filed on April 18, 2001, File No. 1-8303.

*10.14	—	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

*10.15	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.16	—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*10.17	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.18	—	Limited Partnership Agreement of Hallwood Energy 4, L.P., a Delaware Limited Partnership, dated as of August 23, 2005; Memorandum of Amendment Changing the Name of Hallwood Energy 4, L.P. to Hallwood Energy, L.P., effective immediately before midnight on December 31, 2005; and Amendment to Limited Partnership Agreement of Hallwood Energy, L.P. dated as of December 31, 2005, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.19	—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File
No. 1-8303.

*10.20		Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

20	—	Information contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company, is incorporated herein by reference to Form DEF 14A filed on May 14, 2007, File No. 1-8303.

21	—	Active subsidiaries of the Registrant as of February 28, 2007, is incorporated by reference to Exhibit 21 to the Company’s Form 10-K for the year ended December 31, 2006, File No. 1-8303.

23.1	—	Independent Registered Public Accounting Firm’s Consent, dated May 11, 2007, filed herewith.

31.1	—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: November 6, 2007	By:	/s/ Melvin J. Melle
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
     We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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

Note 5 — Operations of Brookwood Companies Incorporated

Receivables.  Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission of 0.6% — 0.7% and the factor’s prior approval. Commissions paid to factors were approximately $478,000, $670,000 and $615,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Factored receivables were $14,412,000 and $14,503,000 at December 31, 2006 and 2005, which were net of an allowance for doubtful accounts of $62,000 and $102,000, respectively.

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

Note 19 — Related Party Transactions

Hallwood Investments Limited.  The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000 ($954,000 prior to March 2005 and $795,000 prior to March 2004). The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related expenses to and from the Company’s United States office. In addition, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006. Prior to the disposition of HRP in July 2004, a significant portion of the office and administrative costs were paid by HRP.

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

* * * * * *

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

23.1	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

31.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER, PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

31.2	CERTIFICATION OF THE CHIEF FINANCIAL OFFICER, PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002