Form 10-Q
period 2007-09-30
HALLWOOD GROUP INC
filed 2007-11-15
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

For the Period Ended September 30, 2007	Commission File Number: 1-8303
The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)
Registrant’s telephone number, including area code: (214) 528-5588
Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	On Which Registered
Common Stock ($0.10 par value)	American Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     1,520,666 shares of Common Stock, $0.10 par value per share, were outstanding at October 31, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$2,149	$10,054
Accounts receivable, net
Trade and other	24,220	19,623
Related parties	164	161
Inventories, net	22,495	17,293
Prepaid income taxes	4,888	3,861
Prepaids, deposits and other assets	477	916
Deferred income tax, net	804	904

	55,197	52,812

Noncurrent Assets
Investments in Hallwood Energy, L.P., net	37,309	39,864
Property, plant and equipment, net	13,991	13,853
Deferred income tax, net	3,399	751
Other assets	172	317

	54,871	54,785

Total Assets	$110,068	$107,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,250	$10,491
Accrued expenses and other current liabilities	4,905	3,217
Current portion of loans payable	199	275
Income taxes payable	50	31

	18,404	14,014

Noncurrent Liabilities
Long term portion of loans payable	17,016	10,617
Redeemable preferred stock	1,000	1,000

	18,016	11,617

Total Liabilities	36,420	25,631

Stockholders’ Equity
Common stock, issued 2,396,105 shares for both periods; outstanding 1,520,666 and 1,515,438 shares, respectively	240	240
Additional paid-in capital	56,744	56,451
Retained earnings	30,137	38,401
Accumulated other comprehensive income	—	55
Treasury stock, 875,439 and 880,667 shares, respectively; at cost	(13,473)	(13,181)

Total Stockholders’ Equity	73,648	81,966

Total Liabilities and Stockholders’ Equity	$110,068	$107,597

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Revenues
Textile products sales	$92,949	$84,528

Expenses
Textile products cost of sales	76,296	69,753
Administrative and selling expenses	14,610	13,985

	90,906	83,738

Operating income	2,043	790

Other Income (Loss)
Investments in Hallwood Energy, L.P.
Equity loss	(13,648)	(1,699)
Interest income	92	—
Interest expense	(810)	(407)
Interest and other income	269	385

	(14,097)	(1,721)

Loss before income taxes	(12,054)	(931)
Income tax expense (benefit)	(3,790)	(48)

Net Loss	$(8,264)	$(883)

Net Loss Per Common Share
Basic	$(5.44)	$(0.58)

Diluted	$(5.44)	$(0.58)

Weighted Average Shares Outstanding
Basic	1,518	1,513

Diluted	1,518	1,513

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2007	2006

Revenues
Textile products sales	$32,576	$25,055

Expenses
Textile products cost of sales	26,049	20,935
Administrative and selling expenses	5,279	4,704

	31,328	25,639

Operating income (loss)	1,248	(584)

Other Income (Loss)
Investments in Hallwood Energy, L.P.
Equity loss	(1,272)	(665)
Interest expense	(301)	(156)
Interest and other income	33	151

	(1,540)	(670)

Loss before income taxes	(292)	(1,254)
Income tax expense (benefit)	75	(406)

Net Loss	$(367)	$(848)

Net Loss Per Common Share
Basic	$(0.24)	$(0.56)

Diluted	$(0.24)	$(0.56)

Weighted Average Shares Outstanding
Basic	1,521	1,515

Diluted	1,521	1,515

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Loss	$(367)	$(848)	$(8,264)	$(883)

Other Comprehensive Income (Loss)
Previously realized increase in fair value of marketable securities sold during the period	—	—	(55)	—

Comprehensive Loss	$(367)	$(848)	$(8,319)	$(883)

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

					Accumulated
			Additional		Compre-			Total
	Common Stock		Paid-In	Retained	hensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity
Balance, January 1, 2007	2,396	$240	$56,451	$38,401	$55	881	$(13,181)	$81,966

Net loss				(8,264)				(8,264)

Previously realized increase in fair value of marketable securities sold during the period					(55)			(55)

Reissuance of treasury shares from exercise of stock options and related income tax effect			293			(10)	147	440

Purchase of common stock for treasury						4	(439)	(439)

Balance, September 30, 2007	2,396	$240	$56,744	$30,137	$—	875	$(13,473)	$73,648

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,264)	$(883)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity loss from investments in Hallwood Energy, L.P.	13,648	1,699
Deferred tax (benefit)	(4,300)	(247)
Depreciation and amortization	1,409	1,359
Excess tax benefits from share-based payment arrangements	(275)	(137)
Proceeds from sale of marketable securities	148	—
Income from investments in marketable securities	(74)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,600)	2,325
(Increase) in inventories	(5,202)	(1,870)
Increase in accounts payable	2,217	1,615
Increase (decrease) in income taxes receivable/payable	1,249	(228)
Increase (decrease) in accrued expenses and other current liabilities	1,688	(301)
Net change in other assets and liabilities	225	282

Net cash (used in) provided by operating activities	(2,131)	3,614

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy, L.P.	(11,093)	(2,721)
Investments in property, plant and equipment, net	(1,005)	(3,013)

Net cash used in investing activities	(12,098)	(5,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities, net	6,536	1,000
Repayment of other bank borrowings and loans payable	(213)	(262)
Purchase of common stock for treasury	(439)	—
Excess tax benefits from share-based payment arrangements	275	137
Proceeds from exercise of stock options	165	56

Net cash provided by financing activities	6,324	931

DECREASE IN CASH AND CASH EQUIVALENTS	(7,905)	(1,189)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,054	16,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,149	$15,459

See accompanying notes to condensed consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
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
     At September 30, 2007, the Company owned approximately 24% (19% after consideration of profit interests) of Hallwood Energy.
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
Nine Months Ended September 30, 2007 and 2006
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
Note 2—Inventories
     Inventories as of the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$8,062	$5,590
Work in progress	7,536	4,300
Finished goods	7,849	8,260

	23,447	18,150
Less: Obsolescence reserve	(952)	(857)

Total	$22,495	$17,293

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
Note 3 — Investments in and Loans to Hallwood Energy, L.P.
     Investments in and loans to Hallwood Energy, L.P. as of the balance sheet dates were as follows (in thousands):

		Amount at		Income (loss) for the
	Cost as of	which carried at		nine months ended
	September 30,	September 30,	December 31,	September 30,
Description of Investment	2007	2007	2006	2007	2006

Hallwood Energy, L.P.

- Limited partner interest	$61,468	$37,300	$39,859	$(13,646)	$(1,698)
- General partner interest	13	9	5	(2)	(1)
- Loans	—	—	—	—	—

Total	$61,481	$37,309	$39,864	$(13,648)	$(1,699)

     At September 30, 2007, the Company owned approximately 24% (19% after consideration of profit interests) of Hallwood Energy. Certain members of Hallwood Energy’s management and employees hold profit interests in Hallwood Energy totaling approximately 19%, which entitle the holders to an allocable percentage of Hallwood Energy’s net profits after repayment of all obligations and the capital contributions by its partners. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
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
     A description of Hallwood Energy’s significant activities during 2007 are provided below.
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
     In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Credit Facility”) with an affiliate of one of the investors (“New Lender”) and drew $65,000,000 from the Credit Facility. The proceeds were used to repay the $40,000,000 drawn under the former loan facility, pay approximately $9,800,000 for a make-whole fee and incremental interest of approximately $500,000 to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
     During the 2007 third quarter, Hallwood Energy drew an additional $20,000,000 under the Credit Facility. At September 30, 2007, the remaining availability was $15,000,000, all of which was drawn in October 2007.
     The Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the New Lender resigned its position on the board of directors and assigned its interest in the general partner to the remaining members.
     The Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of its Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.
     The Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date.
     The New Lender also received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.
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
     In April 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, and the New Lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. Hallwood Energy issued a $20,000,000 equity call to its partners on May 21, 2007 (the “May Call”), which was due on July 1, 2007. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $2,591,000 of the May Call that was not funded by the Company. In connection with the funding of this amount, Mr. Gumbiner agreed with a special committee of the board of directors of the Company that he would discuss the terms of this investment in the future. The May Call was fully satisfied in August 2007.
     Hallwood Energy issued a $15,000,000 equity call to its partners on August 23, 2007 (the “August Call”) which was due on September 14, 2007. The Company’s proportionate share of the August Call was $3,684,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, toward the August Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $1,842,000 of the August Call that was not funded by the Company. In October 2007, the special committee appointed to consider the terms of HIL’s funding of these capital calls acknowledged the terms of the funding of the capital calls by HIL and determined that, in light of the circumstances, including the Company’s recent and current inability to fund any amounts beyond

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
those it has made, no further action was required.
     As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and the New Lender was extinguished.
     Hallwood Energy issued preferred partnership interests that have a preferential right to any distributions made by Hallwood Energy from operations or upon liquidation for the April, May and August Calls. The preferential right is equal to the amount of the capital contributed with respect to the preferred interest plus 16% per annum, compounded monthly. The preferred interests will receive this priority return before any amounts are paid to the common partnership interests issued for all previous investments in Hallwood Energy. The capital contributed plus the accumulated 16% return attributable to any preferred interest is also convertible to common partnership interests at any time at a price equal to the price of the common partnership interests at December 31, 2006. Distributions on the preferred partnership interests will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future.
     In November 2007, Hallwood Energy received $15,000,000 from a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and the New Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Under the terms of this letter, HIL agreed to advance $7,500,000 and the other investor agreed to advance $3,000,000 to Hallwood Energy no later than November 15, 2007. These advances will constitute loans to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. Hallwood Energy may repay the advances at any time without penalty in connection with a recapitalization of Hallwood Energy providing for net proceeds not less than the amount being repaid. If any part of these advances remain outstanding on January 2, 2008, then on that date the outstanding amount will automatically be converted into preferred partnership interests having the same terms as the existing class of preferred partnership interests. In addition, if any portion of the advances is converted into preferred partnership interests on January 2, 2008, then the New Lender agrees to contribute to Hallwood Energy the same proportion of $4,500,000 in exchange for preferred partnership interests. Hallwood Energy also agreed that if any portion of the agreed funding from HIL or the other existing investor is not made, it shall be an event of default under the Credit Facility. Hallwood Energy is in the process of seeking additional capital to finance its proposed 2008 operating budget.
     Litigation. In early 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig (the “Contracts”). These Contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC (“Eagle Domestic”), on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the Contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the Contracts. Since then, Eagle Domestic and its parent filed for Chapter 11 bankruptcy protection in Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action on June 11, 2007 against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $10,000,000 (the “Eagle Domestic Adversary”). Hallwood Energy subsequently filed its answer and counterclaim in the Eagle Domestic Adversary asserting that Hallwood Energy owes nothing to Eagle Domestic, and that Eagle Domestic owes Hallwood approximately $1,688,000 in unearned pre-payment under the Contracts. A jury trial in the Eagle Domestic Adversary is currently set for April 2008. In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. In June 2007, the petition in the Eagle Drilling Action was amended to include various additional claims for breach of contract, negligence, tortious breach of contract and for declaratory relief against Hallwood Energy and Hallwood Petroleum. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. On October 12, 2007, Hallwood Energy filed its Notice of Removal of the Cleveland County Action in Oklahoma Bankruptcy Court, which initiated Adversary Proceeding No. 07-01209 (the “Energy Drilling Adversary”) and automatically removed the Eagle Drilling Action to the Oklahoma Bankruptcy Court. Hallwood Energy anticipates asserting its claims for return of the approximately $1,688,000 in

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
unearned pre-payment from Eagle Drilling, as a counterclaim against Eagle Drilling in the Eagle Drilling Adversary. On November 11, 2007, Eagle Drilling filed its Motion to Remand the Eagle Drilling Adversary back to Oklahoma state court, or in the alternative to abstain from hearing the claims asserted therein. Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.
     The following table sets forth certain summarized financial data for Hallwood Energy, L.P. (in thousands):

	September 30,	December 31,
	2007	2006

Balance Sheet Data
Cash and cash equivalents	$2,047	$25,978
Oil and gas properties, net	267,336	179,986
Total assets	278,570	214,362
Loans payable	83,177	39,019
Total liabilities	115,789	54,209
Partners’ capital	162,781	160,153

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statement of Operations Data
Revenues
Natural gas sales	$1,667	$(4)	$1,667	$774
Facility income	183	—	183	—

	1,850	(4)	1,850	774

Expenses
Impairment of oil and gas properties	—	—	31,680	—
General and administrative expenses	1,771	1,473	5,120	4,162
Operating expenses	715	(80)	804	498
Depreciation and depletion	959	66	1,081	488

	3,445	1,459	38,685	5,148

Operating loss	(1,595)	(1,463)	(36,835)	(4,374)

Other Income and Expense
Interest expense	(3,711)	(1,487)	(17,913)	(3,628)
Interest and other income	(38)	306	146	1,311

	(3,749)	(1,181)	(17,767)	(2,317)

Net Loss	$(5,344)	$(2,644)	$(54,602)	$(6,691)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
Note 4 — Loans Payable
     Loans payable at the balance sheet dates were as follows (in thousands):

	September 30,	December 31,
	2007	2006

Bank debt
Revolving credit facility, interest at Libor +1.25% - 1.75% or Prime, due January 2010	$16,968	$10,432
Equipment term loans, interest at various rates, due at various dates through February 2009	247	460

Total	17,215	10,892
Current portion	(199)	(275)

Noncurrent portion	$17,016	$10,617

     Revolving Credit Facility. The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $22,000,000 with Key Bank National Association (the “Key Working Capital Revolving Credit Facility”). Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime, or Libor plus 1.25% — 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 7.04% and 7.48% at September 30, 2007 and December 31, 2006, respectively. The outstanding balance at September 30, 2007 was $16,968,000 and Brookwood had $5,032,000 of borrowing availability under this facility.
     Equipment Term Loans. Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment term loans varied between 5.60% and 8.40% with a blended rate of 6.79% and 7.17% at September 30, 2007 and December 31, 2006, respectively. The outstanding balance at September 30, 2007 was $247,000 and Brookwood had $2,753,000 of borrowing availability under this facility.
     Loan Covenants. Brookwood was in compliance with its loan covenants for the first three quarters of 2007 and for all quarters in 2006. The Key Working Capital Revolving Credit Facility provides for a total debt to tangible net worth ratio covenant and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement.
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
     The 1995 Stock Option Plan terminated on June 27, 2005. At September 30, 2007, the Company had 4,500 fully vested options outstanding which expire in May 2010. Options issued prior to the termination are not affected; however, no new options can be issued under the 1995 Plan.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
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
     Option activity for the nine months ended September 30, 2007 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Outstanding, January 1, 2007	14,250	$14.77
Granted	—	—
Exercised	(9,750)	$16.82
Forfeited	—	—

Outstanding, September 30, 2007	4,500	$10.31	2.67	$318,000

Options exercisable at September 30, 2007	4,500		2.67	$318,000

Options vested at September 30, 2007	4,500		2.67	$318,000

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2007 third quarter and the exercise price, multiplied by the number of options). The intrinsic value of the options exercised during the 2007 first quarter and second quarter were approximately $226,000 and $560,000, respectively. No options were exercised in the 2007 third quarter.
Note 6 — Income Taxes
     Following is a schedule of the income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Federal
Deferred	$(168)	$(227)	$(4,259)		$(246)
Current	—	(230)	—		(230)

Sub-total	(168)	(457)	(4,259)		(476)

State
Deferred	—	—	(43)		—
Current	243	51	512		428

Sub-total	243	51	469		428

Total	$75	$(406)	$(3,790)	$	(48)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
     The net deferred tax asset was $4,203,000 and $1,655,000 at September 30, 2007 and December 31, 2006, respectively, which was comprised of projected taxable losses for the nine months ended September 30, 2007 that can be carried back for a refund, temporary differences that, upon reversal, can be utilized to offset income from operations and $531,000 of alternative minimum tax credits. The effective federal tax rate in both periods was 34%. State taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Prepaid federal income taxes, principally attributable to the carryback of the Company’s 2006 taxable loss, were $4,888,000 and $3,861,000 at September 30, 2007 and December 31, 2006, respectively. The Company filed an application for tentative refund with the Internal Revenue Service in March 2007 and received $1,000,000 in April 2007. In connection with the filing of the 2006 tax return in September 2007, the Company received an additional refund of $376,000 in October 2007. The Company also filed a carryback of its 2006 taxable loss in September 2007 and expects to obtain an additional refund of approximately $4,512,000 in the 2007 fourth quarter.
Note 7 — Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
     The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments in thousands):
     Supplemental schedule of non-cash investing and financing activities:

	Nine Months Ended
	September 30,
Description	2007	2006

Change in accrued capital expenditures accounts payable	$542	$46

Previously realized increase in fair value of marketable securities sold during the period	$(55)	—

Income tax effect from exercise of stock options:
Income taxes payable	$275	—
Additional paid-in capital	(275)	—

	$—	—

Supplemental disclosures of cash payments:

	Nine Months Ended
	September 30,
Description	2007	2006

Income taxes (refunded) paid	$(713)	$431
Interest paid	833	404

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
Note 8 — Computation of Loss Per Common Share
  The following table reconciles weighted average shares outstanding from basic to diluted methods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2007	2006	2007	2006

Weighted Average Shares Outstanding
Basic	1,521	1,515	1,518	1,513
Potential shares from assumed exercise of stock options	—	—	—	—
Potential repurchase of shares from stock option proceeds	—	—	—	—

Diluted	1,521	1,515	1,518	1,513

Net Loss
Basic and diluted	$(367)	$(848)	$(8,264)	$(883)

     Due to the losses in all of the 2007 and 2006 periods, potential shares from assumed exercise of stock options in the amounts of 3,000 and 9,000 shares for the three month periods in 2007 and 2006, respectively, and 6,000 and 9,000 shares for the nine month periods, respectively, were antidilutive.
Note 9 – Related Party Transactions
     Hallwood Investments Limited. The Company has entered into a financial consulting contract with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder. The contract provides for HIL to furnish and perform international consulting and advisory services to the Company and its subsidiaries, including strategic planning and merger activities, for annual compensation of $996,000. The annual amount is payable in monthly installments. The contract automatically renews for one-year periods if not terminated by the parties beforehand. Additionally, HIL and Mr. Gumbiner are also eligible for bonuses from the Company or its subsidiaries, subject to approval by the Company’s or its subsidiaries’ board of directors. The Company also reimburses HIL for reasonable expenses in providing office space and administrative services and for travel and related expenses to and from the Company’s corporate office. In addition, the Company also reimbursed Mr. Gumbiner for services, meals and other personal expenses related to the office separately maintained by Mr. Gumbiner. At Mr. Gumbiner’s recommendation, the Company’s board of directors determined in 2006 that the reimbursement for personal expenses related to his office would not continue after November 2006.
     A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Consulting fees	$249	$249	$747	$747
Office space and administrative services	53	168	127	372
Travel expenses	20	78	36	210

Total	$322	$495	$910	$1,329

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
     HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the three months ended September 30, 2007 and 2006, HIL reimbursed the Company $41,000 and $34,000, respectively, for such expenses. For the nine months ended September 30, 2007 and 2006, HIL reimbursed the Company $116,000 and $107,000, respectively.
     In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. In June 2007, HIL funded that portion of the Company’s share of the May Call in the amount of $2,591,000 that the Company did not fund and contributed, along with the New Lender, an additional amount in August 2007 to fully satisfy the May Call, to the extent other Hallwood Energy investors did not respond to the May Call. In September 2007, HIL funded that portion of the Company’s share of the August Call in the amount of $1,842,000 that the Company did not fund and contributed an additional amount, along with the New Lender, in September to fully satisfy the August Call, to the extent other Hallwood Energy investors did not respond to the August Call. At September 30, 2007, the $55,000,000 commitment from HIL and the New Lender expired as a result of the receipt of sufficient equity contributions from the April Call, May Call and August Call.
     In November 2007, HIL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. The advance will constitute a loan to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. Hallwood Energy may repay the advance at any time without penalty in connection with a recapitalization of Hallwood Energy. If any part of the advance remains outstanding on January 2, 2008, then on that date the outstanding amount will automatically be converted into preferred partnership interests having the same terms as the existing class of preferred partnership interests.
     Hallwood Energy. Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the three months ended September 30, 2007 and 2006, Hallwood Energy reimbursed the Company $77,000 and $78,000 for such expenses, respectively. For the nine months ended September 30, 2007 and 2006, Hallwood Energy reimbursed the Company $203,000 and $247,000, respectively.
Note 10 — Litigation, Contingencies and Commitments
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
          On July 31, 2007, Nextec Applications, Inc. filed Nextec Applications, Inc. v. Brookwood Companies Incorporated and The Hallwood Group Incorporated in the United States District Court for the Southern District of New York (SDNY No. CV 07-6901) claiming that the defendants infringed five United States patents pertaining to internally-coated webs: U.S. Patent No. 5,418,051; 5,856,245; 5,869,172; 6,071,602 and 6,129,978. On October 3, 2007, the U.S. District Court dismissed The Hallwood Group Incorporated from the lawsuit. Brookwood has answered the lawsuit and intends to vigorously defend these claims.
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
Nine Months Ended September 30, 2007 and 2006
(unaudited)
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
     In June 2007, RIDEM issued a NOV to Kenyon, alleging that the Company violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing to dispute certain allegations in the NOV and the amount of the penalty. The informal meeting was held on August 28,2007 and settlement negotiations are ongoing.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
Note 11 — Segments and Related Information
     The following represents the Company’s reportable segment operations for the three months and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Textile
	Products	Energy	Other	Consolidated
Three months ended September 30, 2007
Total revenue from external sources	$32,576			$32,576

Operating income (loss)	$2,622	$—	$(1,374)	$1,248
Other income (loss), net	(301)	(1,272)	33	(1,540)

Income (loss) before income taxes	$2,321	$(1,272)	$(1,341)	$(292)

Three months ended September 30, 2006
Total revenue from external sources	$25,055			$25,055

Operating income (loss)	$563	$—	$(1,147)	$(584)
Other income (loss), net	(156)	(665)	151	(670)

Income (loss) before income taxes	$407	$(665)	$(996)	$(1,254)

Nine Months ended September 30, 2007
Total revenue from external sources	$92,949			$92,949

Operating income (loss)	$5,773	$—	$(3,730)	$2,043
Other income (loss), net	(810)	(13,556)	269	(14,097)

Income (loss) before income taxes	$4,963	$(13,556)	$(3,461)	$(12,054)

Nine Months ended September 30, 2006
Total revenue from external sources	$84,528			$84,528

Operating income (loss)	$4,440	$—	$(3,650)	$790
Other income (loss), net	(407)	(1,699)	385	(1,721)

Income (loss) before income taxes	$4,033	$(1,699)	$(3,265)	$(931)

     No differences have occurred in the basis or methodologies used in the preparation of this interim segment information from those used in the December 31, 2006 annual report. The total assets for the Company’s operating segments have not materially changed since the December 31, 2006 annual report.
Note 12 — Proposed Plan of Liquidation
     In June 2007, the Company received a proposal from Anthony J. Gumbiner, the chairman of the board and beneficial owner of 66% of the outstanding common shares of the Company.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007 and 2006
(unaudited)
     The Company’s board of directors established a special committee of directors to review the proposal. The special committee was authorized by the Company’s board of directors to review any alternative proposals that may be received by the Company or the special committee.
     In November 2007, Mr. Gumbiner advised the special committee that because his proposal to purchase the Company’s interest in Hallwood Energy could conflict with Hallwood Energy’s effort to obtain additional capital (as described in Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation - “Liquidity and Capital Resources“), among other things, he has withdrawn his proposal that the board of directors consider a liquidation of the Company. The board of directors determined that the special committee would continue to consider the Company’s strategic alternatives with respect to Brookwood, however. There can be no assurance that the special committee will recommend that the Company take any action with respect to Brookwood, or that any transaction will be completed.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     General. The Company is a holding company with interests in textiles and energy.
     Textile Products. The Company derives substantially all of its operating revenues from the textile activities of its Brookwood Companies Incorporated subsidiary (“Brookwood”); consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulation. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.
     While Brookwood has enjoyed substantial growth from its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $18,079,000 and $46,626,000 for the 2007 third quarter and nine month periods, respectively, were 57% and 15% higher than the comparable periods in 2006 of $11,541,000 and $40,455,000.
     The military had limited orders in the 2007 first quarter for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. government released orders in the 2007 second and third quarters for goods that include Brookwood’s products which resulted in the substantial increase in military sales. Changes in specifications or orders presents a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and participating in the bidding process for the new military products. The 2007 third quarter sales includes revenue from some of these new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sale trends.
     Unstable global nylon and chemical pricing, and increasing domestic energy costs, coupled with a varying product mix have continued to cause fluctuations in Brookwood’s margins, a trend that appears likely to continue.
     Brookwood continues to identify new market niches intended to replace sales lost to imports. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminates and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing enterprise value of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry; however, there can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.
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
     Energy. Hallwood Energy is an upstream energy partnership engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy’s results of operations are and will be largely dependent on a variety of variable factors, including, but not limited to fluctuations in natural gas prices; success of its exploratory drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and price of, goods and services necessary to develop its oil and gas leases. As of September 30, 2007, the Company owned approximately 24% (19% after consideration of profit interests) of Hallwood Energy.
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
     Results of Operations
     The Company reported a net loss for the 2007 third quarter of $367,000, compared to a net loss of $848,000 in 2006. Revenue for the 2007 third quarter was $32,576,000, compared to $25,055,000 in 2006.
     The net loss for the 2007 nine month period was $8,264,000, compared to a net loss of $883,000 in 2006. Revenue for the 2007 nine month period was $92,949,000, compared to $84,528,000 in 2006.
     Revenues
     Textile products sales of $32,576,000 increased by $7,521,000, or 30.0%, in the 2007 third quarter, compared to $25,055,000 in 2006. Sales for the nine month period increased by $8,421,000, or 10.0%, to $92,949,000, compared to $84,528,000 in 2006. The increase in the 2007 third quarter was principally due to an increase of sales of specialty fabric to U.S. military contractors, as a result of increased orders which included new products from the military to Brookwood’s customers. Sales for the 2007 nine month period were up for the same reason, although sales in the 2007 first quarter had declined due to the limitation of military orders which were pending the adoption of revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers.
     Sales to one customer, Tennier Industries, Inc. (“Tennier”) accounted for more than 10% of Brookwood’s net sales during both the 2007 and 2006 three month and nine month periods. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $11,270,000 and $26,840,000 in the 2007 third quarter and nine month periods, respectively, compared to $6,958,000 and $23,653,000 in 2006. Sales to Tennier represented 34.6% and 27.8% of Brookwood’s net sales in the 2007 and 2006 quarters, respectively, and 28.9% and 28.0% in the 2007 and 2006 nine month periods, respectively. Sales to another customer, ORC Industries, Inc. (“ORC”) accounted for more than 10% of Brookwood’s sales in 2006. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $1,932,000 and $6,162,000 in the 2007 third quarter and nine month periods, respectively, compared to $2,754,000 and $10,025,000 in 2006. Sales to ORC represented 5.9% and 11.0% of Brookwood’s net sales in the 2007 and 2006 quarters, respectively, and 6.6% and 11.9% in the 2007 and 2006 nine month periods, respectively.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales and a greater share of gross profit. However, Brookwood had experienced reduced military sales during 2006 and in the 2007 first quarter. Military sales accounted for $18,079,000 and $46,626,000 in the 2007 third quarter and nine month periods, respectively, compared to $11,541,000 and $40,455,000 in 2006. The military sales represented 55.5% and 46.1% of Brookwood’s net sales in the 2007 and 2006 quarters, respectively, and 50.2% and 47.9% in the 2007 and 2006 nine month periods, respectively.
     Expenses
     Textile products cost of sales of $26,049,000 for the 2007 third quarter increased by $5,114,000, or 24.4%, compared to $20,935,000 in 2006. Cost of sales of $76,296,000 for the 2007 nine month period increased by $6,543,000, or 9.4%, compared to $69,753,000 in 2006. The 2007 third quarter increase principally resulted from higher sales and changes in product mix, while the increase for the 2007 nine month period was principally due to higher sales. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.
     The higher gross profit margin for the 2007 third quarter, 20.0% versus 16.5%, principally resulted from higher sales volume and changes in product mix, while the higher gross profit margin for the 2007 nine month period, 17.9% versus 17.5%, principally resulted from higher sales.
     Administrative and selling expenses were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Textile products	$3,905	$3,556	$10,880	$10,335
Corporate	1,374	1,148	3,730	3,650

Total	$5,279	$4,704	$14,610	$13,985

     Textile products administrative and selling expenses for the 2007 third quarter increased by $349,000, or 9.8%, from 2006. For the nine months, selling and administrative expenses increased by $545,000, or 5.3%, compared to 2006. The increase for the nine month period was primarily attributable to higher professional fees ($112,000), salaries principally due to additional personnel associated with the implementation of Sarbanes-Oxley compliance systems and support of increased sales ($307,000), rents ($167,000) and increased sales commissions ($226,000). Expenses for the 2007 nine month period were offset by reductions in one-time moving expenses incurred related to the Connecticut facility ($223,000). The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development costs were approximately $448,000 and $495,000 in the 2007 and 2006 nine month periods, respectively.
     Corporate administrative expenses increased by $226,000, or 19.7%, for the 2007 third quarter, compared to 2006. For the nine months, corporate expenses increased by $80,000, or 2.2%, compared to 2006. The increases were principally attributable to Sarbanes-Oxley costs of $272,000 and $534,000 and costs associated with the proposed plan of liquidation discussed in Note 12 to the consolidated financial statements of $77,000 and $89,000 for the three month and nine month periods, respectively. Although professional fees were up $35,000 for the 2007 three month period, they had decreased $258,000 for the nine month period. Additionally, HIL’s office expenses decreased by $114,000 and $244,000 for the 2007 three month and nine month periods, respectively.
     Other Income (Loss)
     For the 2007 third quarter, the equity loss from the Company’s investments in Hallwood Energy, representing the Company’s pro rata share of loss in Hallwood Energy, was $1,272,000, compared to $665,000 in 2006. For the nine months, the equity loss was $13,648,000, compared to $1,699,000 in 2006.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In the 2007 first quarter, Hallwood Energy reported a loss of $41,799,000, which included an impairment of $31,680,000 associated with its oil and gas properties, and $7,100,000, which represents the change in value of the make-whole fee in connection with the April 2007 prepayment of the former credit facility. The make-whole fee was included in interest expense.
     In the 2007 second quarter, Hallwood Energy reported a loss of $7,459,000, which included $1,894,000, which represents the change in value of the make-whole fee in connection with the new credit facility and $619,000 as a portion of a make-whole fee in connection with the former credit facility.
     In the 2007 third quarter, Hallwood Energy reported a loss of $5,344,000, which included interest expense of $3,711,000 (including $190,000 attributed to the make-whole fee on the new credit facility). Revenue for the 2007 third quarter was $1,851,000.
     In July 2007, Hallwood Energy announced its first gas sales from its newly constructed gathering system in Central Eastern Arkansas. Natural gas began flowing through the system at rates exceeding 6 million cubic feet of gas per day with a current rate of 7,000 cubic feet of gas per day. The $12,000,000 system currently in service contains 22 miles of gathering pipelines in White County and Hallwood Energy anticipates an additional six mile expansion to support the three rig drilling program presently underway.
     The 2006 results for Hallwood Energy included production from two wells in North Texas that were sold in July 2006. Operations in the West Texas and Central Eastern Arkansas regions are in the exploitation stage at September 30, 2007, while South Louisiana remains in the exploration stage.
     The Company earned interest income of $92,000 for the 2007 nine month period from loans it made to Hallwood Energy in the period from March to May 2007.
     Interest expense was $301,000 and $810,000 in the 2007 third quarter and nine month periods, respectively, compared to $156,000 and $407,000 in the 2006 periods. Interest expense principally relates to Brookwood’s revolving credit facilities. The increases in interest expense were principally due to an increase in the average outstanding loan amount.
     Interest and other income was $33,000 and $269,000 in the 2007 third quarter and nine month periods, respectively, compared to $151,000 and $385,000 in 2006. The decreases in the 2007 periods are principally attributable to reduced interest income earned on lower balances of cash and cash equivalents, partially offset by a gain from the sale of a marketable security sold in March 2007.
     Income Taxes
     Following is a schedule of income tax expense (benefit) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Federal
Deferred	$(168)	$(227)	$(4,259)	$(246)
Current	—	(230)	—	(230)

Sub-total	(168)	(457)	(4,259)	(476)

State
Deferred	—	—	(43)	—
Current	243	51	512	428

Sub-total	243	51	469	428

Total	$75	$(406)	$(3,790)	$(48)

     At September 30, 2007, the deferred tax asset was attributable to a projected taxable loss for 2007 that can be carried back for a refund, temporary differences, that upon reversal, could be utilized to offset income from operations and alternative minimum

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
tax credits. The effective federal tax rate in both periods was 34%, while state taxes are determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.
     Investments in and Loans to Hallwood Energy
     At September 30, 2007, the Company owned approximately 24% (19% after consideration of profits interests) of Hallwood Energy. Certain members of Hallwood Energy’s management and employees hold profit interests in Hallwood Energy totaling approximately 19%, which entitle the holders to an allocable percentage of Hallwood Energy’s net profits after repayment of all obligations and the capital contributions by its partners. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.
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
     During the 2007 third quarter, Hallwood Energy drew an additional $20,000,000 under the Credit Facility. At September 30, 2007, the remaining availability was $15,000,000, all of which was drawn in October 2007.
     The Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The new lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Credit Facility, the New Lender resigned its position on the board of directors and assigned its interest in the general partner to the remaining members.
     The Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of its Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.
     The Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. The New Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.
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
     In April 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, and the New Lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. Hallwood Energy issued a $20,000,000 equity call to its partners on May 21, 2007 (the “May Call”), which was due on July 1, 2007. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $2,591,000 of the May Call that was not funded by the Company. In connection with the funding of this amount, Mr. Gumbiner agreed with a special committee of the board of directors of the Company that he would discuss the terms of this investment in the future. The May Call was fully satisfied in August 2007.
     Hallwood Energy issued a $15,000,000 equity call to its partners on August 23, 2007 (the “August Call”) which was due on September 14, 2007. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $1,842,000 of the August Call that was not funded by the Company. In October 2007, the special committee appointed to consider the terms of HIL’s funding of these capital calls acknowledged the terms of the funding of the capital calls by HIL and determined that, in light of the circumstances, including the Company’s recent and current inability to fund any amounts beyond those it has made, no further action was required.
     As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and the New Lender was extinguished.
     Hallwood Energy issued preferred partnership interests that have a preferential right to any distributions made by Hallwood Energy from operations or upon liquidation for the April, May and August calls. The preferential right is equal to the amount of the capital contributed with respect to the preferred interest plus 16% per annum, compounded monthly. The preferred interests will receive this priority return before any amounts are paid to the common interests issued for all previous investments in Hallwood Energy. The capital contributed plus the accumulated 16% return attributable to any preferred interest is also convertible to common partnership interests at any time at a price equal to the price of the common partnership interests at December 31, 2006. Distributions on the preferred partnership interests will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future.
     In November 2007, Hallwood Energy received $15,000,000 from a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and the New Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Under the terms of this letter, HIL agreed to advance $7,500,000 and the other investor agreed to advance $3,000,000 to Hallwood Energy no later than November 15, 2007. These advances will constitute loans to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. Hallwood Energy may repay the advances at any time without penalty in connection with a recapitalization of Hallwood Energy providing for net proceeds not less than the amount being repaid. If any part of these advances remain outstanding on January 2, 2008, then on that date the outstanding amount will automatically be converted into preferred partnership interests having the same terms as the existing class of preferred partnership interests. In addition, if any portion of the advances is converted into preferred partnership interests on January 2, 2008, then the New Lender agrees to contribute to Hallwood Energy the same proportion of $4,500,000 in exchange for preferred partnership interests. Hallwood Energy also agreed that if any portion of the agreed funding from HIL or the other existing investor is not made, it shall be an event of default under the Credit Facility. Hallwood Energy is in the process of seeking additional capital to finance its proposed 2008 operating budget.
     Litigation. In early 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of $18,500, plus certain expenses for each rig (the “Contracts”). These Contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC (“Eagle Domestic”), on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the Contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the Contracts. Since then, Eagle Domestic and its parent filed for Chapter 11 bankruptcy protection in Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action on June 11, 2007 against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $10,000,000 (the “Eagle Domestic Adversary”). Hallwood Energy subsequently filed its answer and counterclaim in the Eagle Domestic Adversary asserting that Hallwood Energy owes nothing to Eagle Domestic, and that Eagle Domestic owes Hallwood approximately $1,688,000 in unearned pre-payment under the Contracts. A jury trial in the Eagle Domestic Adversary is currently set for April 2008. In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. In June 2007, the petition in the Eagle Drilling Action was amended to include various additional claims for breach of contract, negligence, tortious breach of contract and for declaratory relief against Hallwood Energy and Hallwood Petroleum. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. On October 12, 2007, Hallwood Energy filed its Notice of Removal of the Cleveland County Action in Oklahoma Bankruptcy Court, which initiated Adversary Proceeding No. 07-01209 (the “Eagle Drilling Adversary”) and automatically removed the Eagle Drilling Action to the Oklahoma Bankruptcy Court. Hallwood Energy anticipates asserting its claims for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling, as a counterclaim against Eagle Drilling in the Eagle Drilling Adversary. On November 11, 2007, Eagle Drilling filed its Motion to Remand the Eagle Drilling Adversary back to Oklahoma state court, or in the alternative to abstain from hearing the claims asserted therein. Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.
     The following table reflects the status of Hallwood Energy’s oil and gas investments as of November 1, 2007:

	Central
	Eastern	South	West
Description	Arkansas	Louisiana	Texas (a)	Total
Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale

Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$61,481,000	(b)
Company ownership percentage (c)				24%/19%
Net acres held (d)	469,000	(e )	17,300
Operator	Hallwood Energy	Hallwood Energy	Chesapeake

Well type: (f)
Horizontal / directional	19	5	4	28
Vertical	15	—	3	18
Well status:
Producing	15	—	2	17
Drilling	5	1	—	6
Successful / waiting pipeline	—	—	—	—
Evaluating/completing	7	—	4	11
Unsuccessful	7	4	1	12
Net production (Mcf/day)	5,700	—	1,100	6,800

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 in 2005, $9,427,000 in 2006, $2,000 in January 2007, $6,744,000 in April 2007, $2,501,000 in June 2007, $1,843,000 in September 2007 and $4,000 in October 2007.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds options to acquire leases on approximately 17,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

f)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest.
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
     Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling with three rigs under a long term contract. However, Hallwood Energy has executed an amendment with the rig contractor to revise the contract to provide for three rigs in 2007 and two rigs in 2008. Hallwood Energy’s 2007 budget forecasts 25 gross wells to be drilled in this area utilizing the three rigs. Hallwood Gathering, L.P. is currently constructing a 28 mile six, eight and twelve-inch gathering system (22 miles already in service) in White County with a capacity of 15 million cubic feet of gas per day (Mcf/d), with expansion potential to 60 Mcf/d. Natural gas sales began in July 2007.
     South Louisiana
     Hallwood Energy holds options to acquire leases over approximately 17,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that has been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy has secured two rigs, the first rig started in October 2006 and has recently fulfilled its two well commitment. The second rig began drilling in December 2006 and is under contract for two years. The expectations for 2007 are that 5 wells will be drilled. Additional drilling equipment and funding will be assessed and determined based on the results of the initial wells.
     West Texas
     Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has drilled to total depth on seven wells. Two of these wells are currently producing and selling gas and two wells are waiting on completion. Chesapeake has fulfilled its drilling operations as defined by the purchase and sale agreement for their 60% working interest. The 2007 budget provided for these rigs to drill five gross wells in West Texas, which have been completed.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Contractual Obligations and Commercial Commitments
     The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of September 30, 2007 (in thousands):

	Payments Due During the Year Ending December 31,
	2007*	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Long term debt	$63	$157	$27	$16,968	$—	$—	$17,215
Redeemable preferred stock	—	—	—	1,000	—	—	1,000
Operating leases	260	1,012	659	626	349	1,697	4,603

Total	$323	$1,169	$686	$18,594	$349	$1,697	$22,818

*	For the three months ended December 31, 2007.
     Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt and a renewal of the revolving credit facilities at their loan balances as of September 30, 2007, are $302,000 for the three months ending December 31, 2007 and $1,202,000, $1,195,000, $1,195,000, and $1,195,000, for the years ending December 31, 2008 through December 31, 2011, respectively.
     Employment Contracts. The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.
     2005 Long-Term Incentive Plan for Brookwood. In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to attract, retain and motivate key personnel of Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $20,597,000 at September 30, 2007). Provided certain circumstances are met, the minimum total award amount shall be $2,000,000. In addition, if certain members of Brookwood senior management do not have at least a two percent equity or debt interest in the entity with which the change of control transaction is completed, then the Company will be obligated to pay an additional $2,600,000.
     Hallwood Energy. The Company’s Hallwood Energy affiliate has various contractual obligations and commercial commitments. At September 30, 2007, such obligations and commitments included $85,000,000 for long-term debt, $18,473,000 for interest, $37,364,000 for long-term rig commitments and $80,000 for operating leases.
     Financial Covenants
     The principal ratios, required to be maintained under Brookwood’s Working Capital Revolving Credit Facility for the last four quarters are provided below:

		Quarters Ended
		September 30,	June 30,	March 31,	December 31,
Description	Requirement	2007	2007	2007	2006
Total debt to tangible net worth	must be less than ratio of 1.50	1.41	1.23	1.08	0.93
Net income	must exceed $1.00	Yes	Yes	Yes	Yes
     Brookwood was in compliance with its loan covenants under the Working Capital Revolving Credit Facility for the first three quarters in 2007 and for all quarters in 2006.
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
     Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. The new lender may demand that Hallwood Energy prepay the outstanding loan, including the make-whole fee, in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In October 2007, Hallwood Energy entered into an amendment of its Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.
     Hallwood Energy was in compliance with its loan covenants for the quarters ended September 30, 2007 and June 30, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Liquidity and Capital Resources
     General. The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $7,905,000 during the 2007 nine month period to $2,149,000 as of September 30, 2007. The principal source of cash was $6,323,000 from net bank borrowings. The primary uses of cash were $2,131,000 for operating activities, $11,093,000 for additional investments in Hallwood Energy and $1,005,000 for property, plant and equipment.
     Textiles. The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sale to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $22,000,000 working capital revolving credit facility and a $3,000,000 equipment facility. The facilities have a maturity date of January 2010. At September 30, 2007, Brookwood had approximately $5,032,000 of unused borrowing capacity on its working capital revolving credit facility and $2,753,000 on its equipment facility.
     Brookwood paid cash dividends to the Company of $4,500,000 in the 2007 period through September 30, 2007 and $6,000,000 for all of 2006. In addition, Brookwood made payments to the Company of $1,052,000 in the 2007 period through September 30, 2007 and $738,000 for all of 2006 under its tax sharing agreement. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued compliance with the covenants contained in the credit facility. Brookwood was in compliance with its loan covenants for each of the three quarters ended September 30, 2007 and for all quarters in 2006. As Brookwood’s total debt to tangible net worth ratio (1.41 at September 30, 2007) approaches the maximum allowable rate of 1.50, future dividends from Brookwood may be limited. The increase in the ratio is principally attributable to an increase in inventory and receivables required by the increased sales and the payment of dividends to the Company in excess of Brookwood’s current earnings. There were no significant additional capital requirements as of September 30, 2007.
     Energy. In February 2006, Hallwood Energy entered into a $65,000,000 loan facility, and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio. In April 2007, Hallwood Energy repaid the $40,000,000 outstanding principal balance of the former loan from proceeds of a new $100,000,000 Credit Facility, under which it had drawn $65,000,000.
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
     In April 2007, HIL and the New Lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, do not respond to a call. On May 21, 2007, Hallwood Energy issued a $20,000,000 equity call, the May Call, to its partners, which was due on July 1, 2007, of which the Company’s proportionate share was $5,091,000. The Company funded $2,500,000 of the May Call since the Company did not have funds available to fully subscribe to its proportionate share. On August 23, 2007, Hallwood Energy issued a $15,000,000 equity call, the August Call, to its partners which was due September 14, 2007, of which the Company’s proportionate share was $3,684,000. The Company funded one-half, or $1,842,000, of the August Call since the Company did not have funds available to fully subscribe to its proportionate share and does not anticipate it will have funds to contribute substantial capital in connection with future calls. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced.
     Hallwood Energy anticipates that it will require $30,000,000 of additional capital contributions in the fourth quarter of 2007. In November 2007, Hallwood Energy received $15,000,000 of this amount from a new equity partner. In addition, HIL, another existing investor and the New Lender entered into a letter agreement providing up to $15,000,000 of additional funding to Hallwood Energy. Hallwood Energy also anticipates that it will likely require in excess of $80,000,000 to finance its tentative proposed 2008 operating budget and is in the process of seeking additional capital from external sources. The actual level of Hallwood Energy’s capital requirements during 2008 and thereafter will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties or equity contributions from new investors.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Future Liquidity. The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, its anticipated cash flow from operation and an additional income tax refund of approximately $4,500,000 in the 2007 fourth quarter, the Company believes it has sufficient funds to meet its liquidity needs, although the Company is unlikely to be able to fund substantial additional capital contributions to Hallwood Energy.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes to the Company’s market risks during the quarter ended September 30, 2007.
     The Company is exposed to market risk due to fluctuations in interest rates. The Company historically has utilized both fixed rate and variable rate debt to finance its operations. As of September 30, 2007, the Company’s total outstanding loans payable of $17,215,000 were comprised of $73,000 of fixed rate debt and $17,142,000 of variable rate debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. A hypothetical increase in interest rates of one percentage point would cause an annual loss in income and cash flows of approximately $172,000, assuming that outstanding debt remained at current levels.
     The Company does not have any derivative financial instruments as of September 30, 2007.
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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item
1	Legal Proceedings

Reference is made to Note 10 to the Company’s condensed consolidated financial statements included within this Form 10-Q.

1A	Risk Factors	N/A

2	Unregistered Sales of Equity Securities and Use of Proceeds	None

3	Defaults upon Senior Securities	None

4	Submission of Matters to a Vote of Security Holders	None

5	Other Information	None

6	Exhibits

3.1	Amendment to the Amended and Restated Bylaws of the Company, to permit the Company’s shares to be uncertificated.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED
Dated: November 14, 2007	By:	/s/ Melvin J. Melle
Melvin J. Melle, Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amendment to the Amended and Restated Bylaws of the Company, to permit the Company’s shares to be uncertificated.

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.