Form 10-K
period 2007-12-31
HALLWOOD GROUP INC
filed 2008-03-31
CIK 355766

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

MARK ONE
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

For the Year Ended December 31, 2007	Commission File Number: 1-8303

The Hallwood Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0261339 (I.R.S. Employer Identification Number)

3710 Rawlins, Suite 1500, Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     No ☑

The aggregate market value of the Common Stock, held by non-affiliates of the registrant as of June 30, 2007, based on the closing price of $78.50 per share on the American Stock Exchange, was $38,420,000.

1,520,666 shares of Common Stock were outstanding at March 21, 2008.

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

Brookwood operates as a converter in the textile industry, purchasing fabric from mills that is dyed, finished and/or laminated at its own plants or by contracting with independent finishers. Upon completion of the finishing process, the fabric is sold to customers. Brookwood is one of the largest coaters of woven nylons in the United States of America. Brookwood is known for its extensive, in-house expertise in high-tech fabric development and is a major supplier of specialty fabric to U.S. military contractors. Brookwood produces fabrics that meet standards and specifications set by both government and private industry, which are used by consumers, military and industrial customers.

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

The Brookwood Laminating Incorporated subsidiary (“Brookwood Laminating”), located in Connecticut, uses the latest in processing technology to provide quality laminating services for fabrics used in military clothing and equipment, sailcloth, medical equipment, industrial applications and consumer apparel. Up to seven layers of textile materials can be processed using both wet and dry lamination techniques.

Brookwood’s Roll Goods division serves manufacturers by maintaining an extensive in-stock, short-lot service of woven nylon and polyester fabrics, offering an expansive inventory stocked in a wide array of colors and styles, including Cordura nylon in solid colors as well as military prints, supplex nylon, high visibility ansi compliant polyesters, waterproof breathable laminates, polyester microfibers and coated polyester fabrics. As speed is essential in this area, Brookwood Roll Goods has positioned its sales and distribution facilities in Connecticut and southern California to allow shipment on a same day/next day basis.

Brookwood’s First Performance Fabrics division buys and sells promotional goods, remnants and mill seconds for a vast assortment of coated and uncoated nylon products at promotional prices. Products include nylon for consumer uses, such as activewear, outerwear and swimwear as well as nylons used for balloons, luggage, bags, flags and banners.

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

In 2007 and 2006, the textile products segment accounted for all of the Company’s operating revenues. For details regarding revenue, profit and total assets, see Note 17 to the Company’s consolidated financial statements.

Energy.  Following the sale of Hallwood Energy III, L.P. (“HE III”) in July 2005, the Company’s remaining affiliates were Hallwood Energy II, L.P. (“HE II”), Hallwood Energy 4, L.P. (“HE 4”) and Hallwood Exploration, L.P. (“Hallwood Exploration”). At that time, the Company owned between 20% and 26% of the entities (between 17% and 21% on a fully diluted basis) and accounted for the investments using the equity method of accounting, recording its pro rata share of net income (loss), partners’ capital transactions and comprehensive income (loss). These private entities were principally involved in acquiring oil and gas leases and drilling, gathering and sale of natural gas in the Barnett Shale formation of Parker, Hood and Tarrant Counties in North Texas, the Barnett Shale and Woodford Shale formations in West Texas, the Fayetteville Shale formation in Central Eastern Arkansas, and conducting 3-D seismic surveys over optioned land covering a Salt Dome in South Louisiana in order to determine how best to proceed with exploratory activity.

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy, L.P. (“Hallwood Energy”). The partners’ capital interests in Hallwood Energy were proportionate to the capital invested in each of the consolidated entities. The Company’s initial investment in Hallwood Energy at December 31, 2005 was comprised of its capital contributions to each of the former private energy affiliates, which totaled $40,854,000. The Company owned approximately 26% (22% after consideration of profits interests) of Hallwood Energy at that date. Due to a series of capital infusions since that date, the Company’s ownership at December 31, 2007 has been reduced to 23% (18% after consideration of profit interests).

Hallwood Energy is a privately held independent oil and gas limited partnership and operates as an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons, with a primary focus on natural gas assets. Hallwood Energy conducts its energy activities from its corporate office located in Dallas, Texas and production offices in Searcy, Arkansas and Lafayette, Louisiana. Hallwood Energy had $17,590,000 of proved reserves at December 31, 2007. Hallwood Energy’s results of operations are and will be largely dependent on a variety of factors, including, but not limited to fluctuations in natural gas prices; success of its drilling activities; the ability to transport and sell its natural gas; regional and national regulatory matters; and the ability to secure, and the price of goods and services necessary to develop its oil and gas leases.

In July 2006, Hallwood Energy completed the sale of a 60% undivided working interest in its oil and gas properties in West Texas and all of its interest in the Parker, Hood and Tarrant County properties in North Texas to Chesapeake Energy Corporation (“Chesapeake”), which became the operator of these properties.

Hallwood Energy’s management has classified its energy investments into three identifiable geographical areas:

•	West Texas — the Barnett Shale and Woodford Shale formations,

•	Central and Eastern Arkansas — primary target is the Fayetteville Shale formation, and

•	South Louisiana — various projects on and around the LaPice Salt Dome.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in and Loans to Hallwood Energy” for a further description of the Company’s energy activities.

Segment and Related Information.  For details regarding revenue, profit (or loss) and total assets, see Note 17 to the Company’s consolidated financial statements.

Number of Employees

The Company had 467 and 447 employees as of February 28, 2008 and 2007, respectively, comprised as follows:

	February 28,
	2008	2007

Hallwood	11	11
Brookwood	456	436

Total	467	447

Kenyon has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 240 employees at its Rhode Island plant facility, effective from March 1, 2007 through February 28, 2010. The union has recently raised concerns over certain aspects of that agreement. Kenyon’s management continues to work in good faith to maintain its previous positive relationship with its union employees, as it has with its non-union employees.

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

Executive Officers of the Company

In addition to Anthony J. Gumbiner, age 63, who serves as Director, Chairman and Chief Executive Officer (see Item 10), the following individuals also serve as executive officers of the Company:

William L. Guzzetti, age 64, has served as President and Chief Operating Officer of the Company since March 2005 and as Executive Vice President from October 1989 to March 2005. He has also served as President, Chief Operating Officer and a Director of Hallwood Energy and each of the former energy affiliates since their inception. Mr. Guzzetti had served as President, Chief Operating Officer and a Director of Hallwood Energy Corporation, formerly based in Denver, Colorado and sold in May 2001, from December 1998 until May 2001 and of its predecessors since 1985. From 1990 until its sale in 2004, Mr. Guzzetti served as the President, Chief Operating Officer and a Director of Hallwood Realty, LLC (“Hallwood Realty”) and Hallwood Commercial Real Estate (“HCRE”), respectively. He had served as the President and a director of Hallwood Energy Corporation (“HEC”), formerly based in Cleburne, Texas and sold in December 2004, from December 2002 until December 2004. He is a member of the Florida Bar and the State Bar of Texas.

Melvin J. Melle, age 65, has served as Vice President and Chief Financial Officer of the Company since December 1984 and as Secretary of the Company since October 1987. Mr. Melle is a member of the American Institute of Certified Public Accountants and of the Ohio Society of Certified Public Accountants.

Amber M. Brookman, age 65, has served as President, Chief Executive Officer and Director of Brookwood since 1989. From July 2004 to April 2007, Ms. Brookman served as a director of Syms Corporation, a national clothing retailer with headquarters in Secaucus, New Jersey.

Item 1A.	Risk Factors

Risks related to the Company

Influence of Significant Stockholder.  The Company’s chairman and chief executive officer, Mr. Anthony J. Gumbiner, owns approximately 66% of the Company’s outstanding common stock as of March 21, 2008. Accordingly, Mr. Gumbiner can exert substantial influence over the affairs of the Company.

The Company is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed.  The Company is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, loss of their services could adversely affect the Company’s operations.

Compliance with Corporate Governance and Disclosure Standards.  The Company has spent and continues to spend a significant amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley), SEC regulations and stock exchange rules. Section 404 of Sarbanes-Oxley requires management’s annual review and evaluation of the Company’s internal control over financial reporting and attestations of the effectiveness of these controls by management. Because the Company qualifies as a smaller reporting company, the Company’s independent registered public accounting firm is not required to provide an attestation report. In early 2008, the Company completed its first Section 404 report for fiscal year 2007. The Company expects to continue to enhance its internal controls, however, there is no guarantee that these efforts will result in management assurance or an attestation by our independent registered public accounting firm that internal control over financial reporting is effective in future periods. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines that the Company’s internal control over financial reporting is not effective as required by Section 404 of Sarbanes-Oxley, investor perceptions of the Company may be adversely affected. In addition, overhead may increase as a result of the additional costs associated with complying with the complex legal requirements associated with being a public reporting company.

Risks related to our Textile Products Business

The Company’s textile products business may be affected by the following risk factors, each of which could adversely affect the Company.

Suppliers.  Brookwood purchases a significant amount of the fabric and other materials it processes and sells from a small number of suppliers. Brookwood believes that the loss of any one of its suppliers would not have a long-term material adverse effect because other manufacturers with which Brookwood conducts business would be able to fulfill those requirements. However, the loss of certain of Brookwood’s suppliers could, in the short term, adversely affect Brookwood’s business until alternative supply arrangements were secured. In addition, there can be no assurance that any new supply arrangements would have terms as favorable as those contained in current supply arrangements. Some of Brookwood’s suppliers are entering the military markets in competition to Brookwood, targeting specific military specifications, however, there has been no adverse affect upon Brookwood’s business relationship to date. Brookwood has not experienced any significant disruptions in supply as a result of shortages in fabrics or other materials from its suppliers.

Sales Concentration.  Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2007. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $40,844,000, $31,300,000 and $56,883,000 in 2007, 2006 and 2005, respectively, which represented 30.8%, 27.9% and 42.7% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s sales in 2006, but decreased in 2007. Its relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $8,971,000, $12,609,000 and $10,099,000 in 2007, 2006 and 2005, respectively, which represented 6.8%, 11.2% and 7.6% of Brookwood’s sales.

Military sales were $70,006,000, $53,885,000 and $72,456,000 in 2007, 2006 and 2005, respectively, which represented 52.8%, 48.0% and 54.4% of Brookwood’s sales. Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales. Brookwood experienced reduced military sales in 2006 and in the 2007 first quarter; however the U.S. government released orders beginning in the 2007 second quarter, which resulted in an overall increase in 2007 military sales. Brookwood’s sales to the customers from whom it derives its military business have been more volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected.

The military had limited orders in 2006 and in the 2007 first quarter for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. government released orders in the remaining 2007 quarters for goods that include Brookwood’s products, which resulted in a substantial increase in military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood is currently conducting research and development on various processes and products intended to comply with the revised specifications and participating in the bidding process for new military products. The 2007 sales included revenue from some of these new military products. To the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

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

The amount of receivables that Brookwood can factor is subject to certain limitations as specified in individual factoring agreements. The factoring agreements expose Brookwood to credit risk if any of the factors fail to meet their obligations. Brookwood seeks to manage this risk by conducting business with a number of reputable factors and monitoring the factors’ performance under their agreements. Though the current tightening in the credit markets did not have an adverse effect upon Brookwood’s factoring arrangements in 2007, one of Brookwood’s principal factors announced in March 2008 that it had been negatively impacted and was required to draw on its bank credit lines to provide additional liquidity. Brookwood is monitoring its factor relationships and developing alternative strategies should economic conditions deteriorate further.

Loan Covenants.  Brookwood’s revolving credit agreement requires compliance with various loan covenants and financial ratios, principally a total debt to tangible net worth ratio of 1.50 and a requirement that net income in each quarter must exceed one dollar. Brookwood was in compliance with its principal loan covenants as of December 31, 2007 and for all interim periods during 2007, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007.

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

In July 2007, Nextec Applications Inc. filed a lawsuit in the United States District Court for the Southern District of New York claiming that Brookwood infringed five United States patents pertaining to internally-coated webs. Brookwood has answered the lawsuit and intends to vigorously defend these claims.

Competition.  The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer and industrial preferences, military specifications, and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

There are an increasing number of competitors entering the military market. These competitors vary and include converters from other market segments, as well as, major mills, some of which are Brookwood suppliers, who are selectively targeting specific military specifications. As these companies enter the military market, the competitive pressures may result in further price and demand volatility.

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

The U.S. textile industry has been and continues to be negatively impacted by existing worldwide trade practices, including the North American Free Trade Agreement (“NAFTA”), anti-dumping and duty enforcement activities by the U.S. Government and by the value of the U.S. dollar in relation to other currencies. The establishment of the World Trade Organization (“WTO”) in 1995 has resulted in the phase out of quotas on textiles and apparel, effective January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products. During 2005, the United States and China agreed to a new quota arrangement, which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement, which imposed quotas through the end of 2007. The European Union and China have announced that they will jointly monitor the volume of trade in a number of highly sensitive product categories during 2008. The United States may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). In addition, China has imposed an export tax on all textile products manufactured in China; Brookwood does not believe this tax will have a material impact on its business.

Under NAFTA there are no textile and apparel quotas between the U.S. and either Mexico or Canada for products that meet certain origin criteria. Tariffs among the three countries are either already zero or are being phased out. Also, the WTO recently phased out textile and apparel quotas.

The U.S. has also approved the Central American Free Trade Agreement (“CAFTA”) with several Central American countries (Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras and Nicaragua). Under CAFTA, textile and apparel originating from CAFTA countries will be duty and quota-free, provided that yarn formed in the United States or other CAFTA countries is used to produce the fabric. In addition, the United States recently implemented bilateral free trade agreements with Bahrain, Chile, Israel, Jordan, Morocco and Singapore. Although these actions have the effect of exposing Brookwood’s market to the lower price structures of the other countries and, therefore, continuing to increase competitive pressures, management is not able to predict their specific impact.

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

Labor Relations.  Kenyon has entered into a three-year collective bargaining agreement with the Union of Needletrades, Industrial and Textile Employees, representing approximately 240 employees at its Rhode Island plant facility, effective from March 1, 2007 through February 28, 2010. The union has recently raised concerns over certain aspects of that agreement. Kenyon’s management continues to work in good faith to maintain its previous positive relationship with its union employees, as it has with its non-union employees.

Brookwood is Dependent on its Key Personnel Whose Continued Service Is Not Guaranteed.  Brookwood is dependent upon its executive officers for strategic business direction and specialized industry experience. While the Company believes that it could find replacements for these key personnel, the loss of their services could adversely affect Brookwood’s operations.

Risks Related to our Energy Business

The Company’s energy investment may be affected by the following risk factors, each of which could adversely affect the value of the investment.

Volatility of Natural Gas Prices.  A decline in natural gas prices could adversely affect financial results. Revenues, operating results, profitability, cash flows, future rate of growth and the value of the natural gas properties depend primarily upon the prices received for natural gas sold. Historically, the markets for natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty and other factors that are beyond the Company’s control, including: worldwide and domestic supplies of natural gas; weather conditions; the level of consumer demand; the price and availability of alternative fuels; the availability of pipeline capacity; domestic and foreign governmental regulations and taxes; and the overall economic environment. These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas price movements. Declines in natural gas prices would not only reduce revenue, but could reduce the amount of natural gas that can be produced economically and, as a result, could have a material adverse effect on the financial condition, results of operations and reserves for our Hallwood Energy affiliate.

Drilling Activities.  Hallwood Energy’s success is materially dependent upon the success of its drilling program. Future drilling activities may not be successful and, if drilling activities are unsuccessful, such failure will have an adverse effect on Hallwood Energy’s future results of operations and financial condition. Oil and gas drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered, even if the reserves targeted are classified as proved. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although numerous drilling prospects have been identified, there can be no assurance that such prospects will be drilled or that oil or natural gas will be produced from any such identified prospects or any other prospects.

Significant Capital Expenditures Required.  Hallwood Energy’s acquisition, exploration and development activities require substantial capital expenditures. Historically, these capital expenditures have been funded through operations, debt and equity issuances. Future cash flows are subject to a number of variables, such as level of production, natural gas prices and its success in developing and producing new reserves, as well as availability of additional debt or equity capital. If access to capital were limited, Hallwood Energy would not have sufficient funds to complete the capital expenditures required to fully develop its reserves.

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

Competition.  Hallwood Energy operates in a highly competitive area of acquisition, development, exploration and production of natural gas properties with competitors who have greater financial and other resources. Competitors from both major and independent oil and natural gas companies may be able to pay more for development prospects than the financial resources or human resources of Hallwood Energy permit. Hallwood Energy’s ability to develop and exploit its natural gas properties and to acquire additional properties in the future will depend on its ability to successfully conduct operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Quantity and Present Value of Reserves.  Financial information for Hallwood Energy is based on estimates of proved reserves and the estimated future net revenues for the proved reserves. These estimates are based upon various assumptions relating to natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating natural gas reserves is complex and these estimates are inherently imprecise. Actual results will most likely vary from these estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.

Operational Hazards.  Natural gas operations are subject to many environmental hazards and risks, including well blowouts, cratering and explosions, pipe failures, fires, formations with abnormal pressures, uncontrollable flows of natural gas, brine or well fluids, and other hazards and risks. Drilling operations involve risks from high pressures and mechanical difficulties such as stuck pipes, collapsed casings and separated cables. If any of these risks occur, substantial losses could result from injury or loss of life, severe damages to or destruction of property, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Insurance is maintained against some of these risks, but may not adequately cover all of a catastrophic loss.

Loan Indebtedness and Covenants.  In April 2007, Hallwood Energy entered into a $100,000,000 senior secured credit facility (the “Senior Secured Credit Facility”) with an affiliate of one of the investors. As of December 31, 2007, Hallwood Energy borrowed the full amount available under the Senior Secured Credit Facility and in January 2008, entered into a second loan facility (the “Junior Credit Facility” and together with the Senior Secured Credit Facility, the “Secured Credit Facilities”) with the same lender and borrowed the full $15,000,000 available under the Junior Credit Facility. The level of indebtedness affects Hallwood Energy’s operations in various ways: a portion of cash flows must be used to service the debt and is not available for other purposes; it may put Hallwood Energy at a competitive disadvantage as compared to companies with less debt; and loan covenants may limit Hallwood Energy’s financial and operational flexibility.

The Secured Credit Facilities contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. The lender may demand that Hallwood Energy prepay the Secured Credit Facilities in the event of a defined change of control, qualified sale or event of default, including a material adverse event. The Secured Credit Facilities contain a make-whole provision whereby Hallwood Energy is required to pay the lender the present value amount of interest that would have been payable on the principal balance of the loan from the date of prepayment through February 8, 2009.

Hallwood Energy was not in compliance with the Senior Secured Credit Facility as of December 31, 2007 in regards to meeting the current ratio test of 1:1. A second default event related to a commitment agreement by three of Hallwood Energy’s partners to fund $15,000,000 by November 1, 2007 that was only partially funded. The lender waived these defaults in January 2008 and amended the loan agreement for the Senior Secured Credit Facility, which established the next current ratio test at April 30, 2008. Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt or equity instruments.

Access to Additional Debt or Equity Capital.  Hallwood Energy anticipates that substantial additional debt or equity funding will be required over the next few years to complete budgeted property acquisition, exploration and development activities. If Hallwood Energy is unable to meet its loan agreement covenants and is unable to obtain additional operating funds through the issuance of debt or equity instruments, there is substantial doubt about its ability to continue as a going concern. Hallwood Energy in the process of seeking additional capital from external sources.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Real Properties

The general character, location and nature of the significant real properties owned by the Company and its subsidiaries and the encumbrances against such properties are described below.

Cost of real estate owned by property type and location as of December 31, 2007 (in thousands):

Property Type	Location	Cost

Dyeing and finishing plant	Rhode Island	$6,272
Parking Lot	Texas	50

Total		$6,322

As of December 31, 2007, no single real estate property constituted 10% or more of the Company’s consolidated assets.

The textile products’ dyeing and finishing plant is a multi-shift facility well-suited for that particular business. The development of new products requires the plant to be constantly upgraded, along with various levels of utilization. As the Brookwood capital stock is pledged as collateral under Brookwood’s Key Bank Credit Agreement, the plant is indirectly encumbered. In addition, the Credit Agreement also contains a covenant to reasonably maintain property and equipment.

Leased Facilities

The Company has a lease obligation for office space in Dallas, Texas, which expires in November 2008. Since January 2005 and August 2005, respectively, the Company shares its Dallas office space with Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman, chief executive officer and principal stockholder, and Hallwood Energy, each of which pays a pro-rata share of lease and other office-related costs.

Brookwood leased its former corporate headquarters in New York City, which expired in August 2006. In 2006, Brookwood entered into a lease which commenced in August 2006 for the relocation of its headquarters within New York City. This ten-year lease expires in August 2016 and provides for additional marketing and administrative space.

In January 2006, Brookwood Laminating entered into a lease for a new facility in Plainfield, Connecticut which expires in December 2010. This lease contains two five-year renewal options and a purchase option for $3,200,000. Brookwood’s Roll Goods division shares a portion of the Connecticut facility and also leases warehouse space in Gardena, California which expires in April 2009.

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

Hallwood Energy.  As a significant investor in Hallwood Energy, the Company may be impacted by litigation involving Hallwood Energy. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments in and Loans to Hallwood Energy” for a further description of certain litigation involving Hallwood Energy.

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

In June 2007, RIDEM issued a Notice Of Violation (“NOV”) to Kenyon, alleging that the Company violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon filed an Answer and Request for Hearing to dispute certain allegations in the NOV and the amount of the penalty. The informal meeting was held in August 2007 and settlement negotiations are ongoing.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock, $0.10 par value per share (the “Common Stock”), are traded on the American Stock Exchange under the symbol of HWG. There were 588 stockholders of record as of March 21, 2008.

The following table sets forth a three-year record, by quarter, of high and low closing prices on the American Stock Exchange and cash dividends paid.

	Years Ended December 31,
	2007			2006			2005
Quarters	High	Low	Dividends	High	Low	Dividends	High	Low	Dividends

First	$121.66	$94.25	$—	$152.00	$69.91	$—	$141.98	$99.25	$—
Second	106.50	78.50	—	141.00	80.75	—	159.00	73.00	37.70
Third	90.50	74.55	—	121.00	94.00	—	90.00	61.00	6.17
Fourth	81.49	60.98	—	122.50	80.50	—	81.00	56.50	—

During 2005, the Company paid two cash dividends. The first dividend in the amount of $37.70 per share was paid on May 27, 2005 to stockholders of record as of May 20, 2005. The second dividend in the amount of $6.17 per share was paid on August 18, 2005 to stockholders of record as of August 12, 2005. The two cash distributions were in partial liquidation of the Company as a result of the Company’s disposition of its real estate interests and partnership units relating to its former real estate affiliate, Hallwood Realty Partners, L.P. (“HRP”) in July 2004, and the board of directors’ determination to discontinue the Company’s real estate activities effective January 1, 2005, and approximated the total amount received from the disposition of its real estate interests related to HRP.

During 2006 and 2007, the Company purchased a total of 5,179 of its common shares from certain officers of the Company in connection with the exercise of stock options. The purchases were equivalent to the exercise price and related tax withholding requirement associated with the exercise of the stock options at the fair market value of the common stock at the date of exercise.

The closing price per share of the Common Stock was $60.00 at March 21, 2008.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Revenues	$132,497	$112,154	$134,607	$137,280	$104,720
Expenses	125,247	111,382	134,554	125,609	100,145

Operating income	7,250	772	53	11,671	4,575
Other income (loss):
Equity income (loss) from investments in energy affiliates(a)	(55,957)	(10,418)	(8,500)	(9,901)	50
Interest expense	(1,146)	(616)	(545)	(1,197)	(1,636)
Other, net	399	566	1,532	2,918	2,390
Gain (loss) from disposition of HE III and HEC(b)	—	(17)	52,312	62,288	—

	(56,704)	(10,485)	44,799	54,108	804
Income (loss) from continuing operations before income taxes	(49,454)	(9,713)	44,852	65,779	5,379
Income tax expense (benefit)	(16,629)	(2,988)	18,510	11,079	1,725

Income (loss) from continuing operations	(32,825)	(6,725)	26,342	54,700	3,654
Income (loss) from discontinued operations, net of tax:
Income from real estate operations(c)	—	—	—	39,002	4,339
Income (loss) from hotel operations	—	—	—	783	(568)

	—	—	—	39,785	3,771

Net Income (Loss)	$(32,825)	$(6,725)	$26,342	$94,485	$7,425

Income (Loss) from Continuing Operations Per Common Share
Basic	$(21.61)	$(4.44)	$18.22	$41.24	$2.68
Diluted	(21.61)	(4.44)	17.47	36.79	2.59
Net Income (Loss) Per Common Share
Basic	$(21.61)	$(4.44)	$18.22	$71.24	$5.47
Diluted	(21.61)	(4.44)	17.47	63.55	5.30
Dividends Per Common Share	—	—	$43.87	—	—
Weighted Average Shares Outstanding
Basic	1,519	1,514	1,446	1,326	1,347
Diluted	1,519	1,514	1,508	1,487	1,390
Financial Condition
Total assets	$90,745	$107,597	$108,801	$157,317	$83,554
Loans payable	17,366	10,892	6,812	9,136	23,938
Redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
10% Debentures	—	—	—	—	6,569
Common stockholders’ equity	48,812	81,966	88,443	124,541	29,829

(a)	In 2007, Hallwood Energy reported a net loss of $276,413,000, which included an impairment of $232,002,000 associated with its oil and gas properties. The Company recorded its proportionate share of the net loss, to the extent of its carrying value.

(b)	In July 2005, the Company sold its investment in HE III. In December 2004, the Company sold its investment in Hallwood Energy Corporation.

(c)	In July 2004, the Company sold its investments in HRP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General.  Until July 2004, the Company was a diversified holding company with interests in textiles, real estate and energy. Since that time, the Company disposed of its interests in Hallwood Realty Partners, L.P. (“HRP”) in July 2004, which constituted substantially all of its real estate activities, and Hallwood Energy Corporation (“HEC”) and HE III, two of its energy affiliates, in December 2004 and July 2005, respectively. The Company received total cash proceeds from these transactions of approximately $178,000,000. These proceeds were used to repay bank debt, the Company’s 10% Debentures and other obligations and make additional investments in its energy affiliates. In addition, the Company paid cash dividends to its common stockholders of $56,789,000, or $37.70 per share, in May 2005, and $9,324,000, or $6.17 per share, in August 2005. The Company had $7,260,000 in cash and cash equivalents at December 31, 2007.

At December 31, 2007, the Company is a holding company with interests in textiles and energy.

Textile Products.  The Company derives substantially all of its operating revenues from the textile activities of its Brookwood subsidiary; consequently, the Company’s success is highly dependent upon Brookwood’s success. Brookwood’s success will be influenced in varying degrees by its ability to continue sales to existing customers, cost and availability of supplies, Brookwood’s response to competition, its ability to generate new markets and products and the effect of global trade regulations. Although the Company’s textile activities have generated positive cash flow in recent years, there is no assurance that this trend will continue.

While Brookwood has enjoyed substantial growth in its military business, there is no assurance this trend will continue. Brookwood’s sales to the customers from whom it derives its military business have been volatile and difficult to predict, a trend the Company believes will continue. In recent years, orders from the military for goods generally were significantly affected by the increased activity of the U.S. military. If this activity does not continue or declines, then orders from the military generally, including orders for Brookwood’s products, may be similarly affected. Military sales of $70,006,000, $53,885,000 and $72,456,000 for 2007, 2006 and 2005, respectively, were 29.9% higher in 2007 and 25.6% lower in 2006 from the previous year.

The military had limited orders in 2006 and in the 2007 first quarter for existing products and adopted revised specifications for new products to replace the products for which Brookwood’s customers have been suppliers. However, the U.S. government released orders in the remaining 2007 quarters for goods that include Brookwood’s products, which resulted in a substantial increase in military sales. Changes in specifications or orders present a potential opportunity for additional sales; however, it is a continuing challenge to adjust to changing specifications and production requirements. Brookwood has regularly conducted research and development on various processes and products intended to comply with the revised specifications and participates in the bidding process for new military products. The 2007 sales include revenue from some of these new military products. However, to the extent Brookwood’s products are not included in future purchases by the U.S. government for any reason, Brookwood’s sales could be adversely affected. In addition, the U.S. government is releasing contracts for shorter periods than in the past. The Company acknowledges the unpredictability in revenues and margins due to military sales and is unable at this time to predict future sales trends.

Unstable global nylon and chemical pricing, and increasing domestic energy costs, coupled with a varying product mix, have continued to cause fluctuations in Brookwood’s margins, a trend that appears likely to continue.

Brookwood continues to identify new market niches to replace sales lost to imports. In addition to its existing products and proprietary technologies, Brookwood has been developing advanced breathable, waterproof laminates and other materials, which have been well received by its customers. Continued development of these fabrics for military, industrial and consumer applications is a key element of Brookwood’s business plan. The ongoing success of Brookwood is contingent on its ability to maintain its level of military business and adapt to the global textile industry. There can be no assurance that the positive results of the past can be sustained or that competitors will not aggressively seek to replace products developed by Brookwood.

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

Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE4, which was renamed Hallwood Energy. As of December 31, 2007, the Company owned approximately 23% (18% after consideration of profit interests) of Hallwood Energy.

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

On occasion, Brookwood receives instructions from some of its customers to finish fabric, invoice the full amount and hold the finished inventory until the customer sends shipping instructions. In those cases, Brookwood records the sale and sends the customer an invoice containing normal and usual payment terms and identifies the inventory as separate from Brookwood’s inventory. Generally, a customer provides such instructions to accommodate its lack of available storage space for inventory. This practice is customary in the textile industry and with respect to certain Brookwood customers. In these cases, the Brookwood customer either dictates delivery dates at the time the order is placed or when the customer has not specified a fixed delivery date, the customer owns the goods and has asked Brookwood to keep them in the warehouse until the customer provides a delivery date. For all of its “bill and hold” sales, Brookwood has no future obligations, the customer is billed when the product is ready for shipment and expected to pay under standard billing and credit terms, regardless of the actual delivery date, and the inventory is identified and not available for Brookwood’s use. Brookwood’s total bill and hold sales in each of the three years ended December 31, 2007 were less than one percent of sales.

Deferred Income Tax Asset.  A deferred income tax asset is recognized for net operating loss and certain other tax carryforwards, tax credits and temporary differences, reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the asset will not be realized. Management is required to estimate taxable income for future years and to use its judgment to determine whether or not to record a valuation allowance to reduce part or all of a deferred tax asset. Management considers various tax planning strategies, anticipated gains from the potential sale of investments and projected income from operations to determine the valuation allowance to be recorded, if any.

Impairment of Long-Lived Assets.  Management reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of assets and result in an impairment charge. In the event such indicators exist for assets held for use, if undiscounted cash flows before interest charges are less than carrying value, the asset is written down to estimated fair value. For assets held for sale, these assets are carried at the lower of cost or estimated sales price less costs of sale. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques. Significant assumptions used in this process depend upon the nature of the investment, but would include an evaluation of the future business opportunities, sources of competition, advancement of technology and its impact on patents and processes and the level of expected operating expenses.

Impairment of Investments Accounted for Under Equity Method.  Investments that are accounted for under the equity method of accounting are reviewed for impairment when the fair value of the investment is believed to have fallen below the Company’s carrying value. When such a decline is deemed other than temporary, an impairment charge is recorded to the statement of operations for the difference between the investment’s carrying value and its estimated fair value at the time. In making the determination as to whether a decline is other than temporary, the Company considers such factors as the duration and extent of the decline, the investee’s financial performance, and the Company’s ability and intention to retain its investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. All are factors to be evaluated. Differing assumptions could affect whether an investment is impaired. At least annually, the Company performs impairment reviews and determines if a writedown is required.

During the year ended December 31, 2007, Hallwood Energy recorded impairments of oil and gas properties of $31,680,000 in the first quarter and $191,322,000 in the fourth quarter. The Company recorded its proportionate share of such impairments through the equity method of accounting as discussed below. Principally due to the recording of these impairments, the Company’s carrying value of its investment in Hallwood Energy at December 31, 2007 has been reduced to zero.

The Company’s proportionate share of Hallwood Energy’s 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero by approximately $11,700,000. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 to provide capital to continue regular ongoing operations of Hallwood Energy. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan. Hallwood Energy is currently seeking additional capital and the Company has not determined to what extent, if any, that it may advance additional funds to Hallwood Energy. Due to this uncertainty and limitations on the Company’s available funds for additional investment, no additional equity loss was recorded in 2007.

In prior years, the Company’s evaluation of its investment in Hallwood Energy contained assumptions including (i) an evaluation of reserves using assumptions commonly used in the industry, some of which were not the same as are required by the SEC to be used for financial reporting purposes; (ii) realization of fair value for various reserve categories based upon Hallwood Energy’s historical experience; and (iii) value per acre in a potential sale transaction, based upon acreage owned in productive areas with shale characteristics similar to acreage previously sold by HEC and HE III and other recent sale activity of acreage with shale formations.

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

Results of Operations

The Company reported a net loss of $32,825,000 for the year ended December 31, 2007, compared to a net loss of $6,725,000 for 2006, and net income of $26,342,000 for 2005. Revenue was $132,497,000 for 2007, $112,154,000 for 2006 and $134,607,000 for 2005.

Revenues

Textile products sales of $132,497,000 in 2007 increased by $20,343,000, or 18.1%, compared to $112,154,000 in 2006, which was a decrease of $20,954,000, or 15.7%, compared to $133,108,000 in 2005. The increase in 2007 and decrease in 2006 were principally due to an increase of $16,121,000 in 2007 and a decrease of $18,571,000 in 2006 in sales of specialty fabric to U.S. military contractors as a result of fluctuations in orders from the military to Brookwood’s customers.

Sales to one Brookwood customer, Tennier, accounted for more than 10% of Brookwood’s net sales in each of the three years ended December 31, 2007. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $40,844,000, $31,300,000 and $56,883,000 in 2007, 2006 and 2005, respectively, which represented 30.8%, 27.9% and 42.7% of Brookwood’s sales. Sales to another customer, ORC, accounted for more than 10% of Brookwood’s sales in 2006. The relationship with ORC is ongoing. Sales to ORC, which are also included in military sales, were $8,971,000, $12,609,000 and $10,099,000 in 2007, 2006 and 2005, respectively, which represented 6.8%, 11.2% and 7.6% of Brookwood’s sales.

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

Expenses

Textile products cost of sales of $104,918,000 increased by $11,784,000, or 12.6%, in 2007, compared to $93,134,000 in 2006, which was a decrease of $12,165,000, or 11.6%, compared to $105,299,000 in 2005. The 2007 increase principally resulted from material costs associated with the higher sales volumes and changes in product mix. Costs increased in 2007 for employee related expenses by approximately $1,300,000, stabilized in energy (due to energy reduction capital projects) increasing by only $52,000, and decreased rent expense by $222,000 due to the completion of the move to its Connecticut facility in 2006. The 2006 decrease principally resulted from reduced sales and changes in product mix, partially offset by increases in energy costs of $1,247,000, payroll costs of

$446,000 and rent expense of $324,000. Cost of sales includes all costs associated with the manufacturing process, including but not limited to, materials, labor, utilities, depreciation on manufacturing equipment and all costs associated with the purchase, receipt and transportation of goods and materials to Brookwood’s facilities, including inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and other costs of the distribution network. Brookwood believes that the reporting and composition of cost of sales and gross margin is comparable with similar companies in the textile converting and finishing industry.

The gross profit margin was 20.8%, 17.0% and 20.9% in 2007, 2006 and 2005, respectively. The higher gross profit margin for 2007 principally resulted from higher sales volume and changes in product mix and energy and rent savings. The reduced gross profit margin for 2006 principally resulted from changes in product mix and higher energy costs.

Administrative and selling expenses were comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Textile products	$15,115	$13,431	$16,132
Corporate	5,214	4,817	11,624
Energy	—	—	1,499

Total	$20,329	$18,248	$29,255

Textile products administrative and selling expenses of $15,115,000 for 2007 increased by $1,684,000, or 12.5%, from the 2006 amount of $13,431,000, which decreased by $2,701,000, or 16.7%, compared to the 2005 amount of $16,132,000. The 2007 increase was primarily attributable to higher professional fees of $275,000, increased salaries of $451,000 principally due to additional personnel associated with increased compliance requirements (e.g. Sarbanes-Oxley and environmental) and in support of increased sales, increased performance and other related payroll costs of $430,000 and increased sales commissions of $330,000. The 2006 decrease was principally attributable to reduced royalties of $1,932,000, costs in 2005 associated with the dissolution of a former subsidiary in the amount of $471,000 and reduced salaries of $317,000, partially offset by plant relocation costs to Connecticut of $530,000 in 2006. The textile products administrative and selling expenses included items such as payroll, professional fees, sales commissions, marketing, rent, insurance, travel and royalties. Brookwood conducts research and development activities related to the exploration, development and production of innovative products and technologies. Research and development expenses were approximately $605,000 in 2007, $594,000 in 2006 and $335,000 in 2005.

Corporate administrative expenses were $5,214,000 for 2007, compared to $4,817,000 for 2006 and $11,624,000 for 2005. The 2007 increase of 8.2% was principally attributable to Sarbanes-Oxley costs of $697,000 and costs of $358,000 associated with the proposed plan of liquidation discussed below. Professional fees and costs associated with the operation of an office by HIL decreased in 2007 by $285,000 and $281,000, respectively, compared to 2006. The 2006 decrease of $6,807,000 was principally attributable to bonus awards in 2005 of $5,000,000 to Mr. Gumbiner and $1,341,000 to those officers of the Company, other than Mr. Gumbiner, who held options to purchase common stock of the Company, in lieu of amounts such optionholders would have received had they exercised their options prior to the record dates related to the May 2005 and August 2005 cash distributions. Professional fees decreased by $188,000 for 2006, compared to 2005.

Proposal and Subsequent Withdrawal of Plan of Liquidation.  In June 2007, the Company received a proposal from Anthony J. Gumbiner, the chairman of the board and beneficial owner of approximately 66% of the outstanding common shares of the Company. Mr. Gumbiner proposed that the Company’s board of directors consider a liquidation of the Company that would include a sale of all of the Company’s interests in its Brookwood subsidiary and a disposition of all of the Company’s interests in Hallwood Energy. In November 2007, Mr. Gumbiner advised the Company that because his proposal to purchase the Company’s interest in Hallwood Energy could conflict with Hallwood Energy’s effort to obtain additional capital among other things, he withdrew his proposal that the board consider a liquidation of the Company. The Company’s board of directors determined that the special committee that had been appointed to consider Mr. Gumbiner’s proposal would continue to consider the Company’s strategic alternatives with respect to Brookwood, however, and engaged a financial advisor in

December 2007 to assist the special committee in developing and considering the various alternatives regarding Brookwood. There can be no assurance that the special committee will recommend that the Company take any action with respect to Brookwood, or that any transaction will be completed. See also Note 10 to the consolidated financial statements.

Administrative costs attributable to HPL, which commenced operations in October 2004, were $1,499,000 for the period from January 2005 to the previously described May 2005 date of transfer.

Other Income (Loss)

Equity income (loss) relating to the Company’s proportionate share of income (loss) in Hallwood Energy and its predecessor affiliates, was comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Hallwood Energy	$(55,957)	$(10,418)	$128
HE III	—	—	(8,628)

Total	$(55,957)	$(10,418)	$(8,500)

In the first nine months of 2007, Hallwood Energy reported a loss of $54,602,000, which included an impairment of $31,680,000 associated with its oil and gas properties and interest expense of $17,913,000. The interest expense included make-whole provisions in the amounts of $7,100,000 related to its former credit facility and $9,009,000 related to its present Senior Secured Credit Facility.

In the 2007 fourth quarter, Hallwood Energy reported a net loss of $221,811,000, which included an impairment of its oil and gas properties of $191,322,000 and interest expense of $12,163,000. A significant portion of the impairment charge, approximately $111,000,000, related to the early lease surrenders and writedowns of Arkansas leaseholds associated with low or non-prospective oil and gas leases and approximately $52,829,000 related to its Louisiana properties from its drilling program that has been unsuccessful to date. The fourth quarter interest expense included $7,488,000 related to the change in the value of the make-whole provision contained in its present Senior Secured Credit Facility.

In July 2007, Hallwood Energy announced its first gas sales from its newly constructed gathering system in Central Eastern Arkansas. Natural gas began flowing through the system at rates exceeding 6 million cubic feet of gas per day with a current rate of 7 million cubic feet of gas per day. The $15,242,000 system currently in service contains 36 miles of gathering pipelines in White County to support the drilling program presently underway.

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

As further discussed in the section entitled Investments In and Loans to Hallwood Energy, Hallwood Energy is in the process of seeking additional capital from external sources.

All three of the remaining areas, Central Eastern Arkansas, West Texas, and South Louisiana were active in drilling and/or completion as of December 31, 2007.

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

The Company earned interest income of $92,000 during 2007 from loans it made to Hallwood Energy in the period from March to May 2007.

Interest expense was comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Textile products	$1,146	$601	$545
Corporate	—	15	—

Total	$1,146	$616	$545

Textile products interest expense principally relates to Brookwood’s Revolving Credit Facility. Fluctuations in interest expense year to year were principally due to increases in the average outstanding loan amount.

Corporate interest expense of $15,000 in 2006 was attributable to the completion of an Internal Revenue Service examination of the Company’s 2004 and 2005 federal income tax returns (discussed below).

Interest and other income was $307,000 in 2007, compared to $566,000 in 2006 and $1,532,000 in 2005. The 2007 decrease was principally attributable to reduced interest income and lower balances of cash and cash equivalents, partially offset by a gain from the sale of a marketable security in March 2007. The 2006 decrease was principally due to reduced interest income earned on lower balances of cash and cash equivalents and lower income from investments in marketable securities which were sold or matured in 2005.

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

In 2005, the Company reported a reduction in the gain from the 2004 disposition of HEC, attributable to a post-closing adjustment, in the amount of $113,000.

Income Taxes

Following is a schedule of income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2007	2006	2005

Federal
Current	$(14,294)	$(2,189)	$13,688
Deferred	(2,998)	(1,032)	3,933

Sub-total	(17,292)	(3,221)	17,621
State
Current	610	242	779
Deferred	53	(9)	110

Sub-total	663	233	889

Total	$(16,629)	$(2,988)	$18,510

The income tax benefit for 2007 and 2006 was principally due to the equity loss from the investment in Hallwood Energy. The effective federal tax rate in 2007, 2006 and 2005 was 34%, 34% and 35%, respectively, while state taxes were determined based upon taxable income apportioned to those states in which the Company does business at their respective tax rates.

It is anticipated that the Company’s 2007 taxable loss will be carried back for a refund, expected to be approximately $12,239,000. The 2007 expected refund is reported on the balance sheet as federal income tax receivable. A final determination for the amount of the carryback can not be completed until the filing of the Hallwood Energy’s 2007 partnership return and the Company’s 2007 consolidated federal income tax return.

The Company filed an application for tentative refund with the Internal Revenue Service in March 2007 and received $1,000,000 in April 2007. Following the filing of the 2006 income tax return in September 2007, the Company received an additional refund of $376,000 in October 2007. The Company also filed a carryback of its 2006 taxable loss in September 2007 and obtained an additional refund of $4,512,000 in November 2007.

The 2005 tax expense was principally attributable to a gain from the sale of HE III. Income tax expense in 2005 also included a limitation on the deductibility of executive compensation.

In December 2006, the Internal Revenue Service completed an examination of the Company’s consolidated income tax returns for the years ended December 31, 2004 and 2005. The IRS proposed adjustments that resulted in a tax assessment of $61,000 for 2004 and $103,000 for 2005, with associated interest costs of $15,000. No penalties were assessed. The Company paid the assessed tax and interest in December 2006.

At December 31, 2007 and 2006, the net deferred tax asset was $4,600,000 and $1,655,000, respectively. The 2007 balance includes $3,756,000 attributable to temporary differences (including $1,406,000 associated with the Company’s investment in Hallwood Energy), that upon reversal, could be utilized to offset income from operations and $844,000 of alternative minimum tax credits. The 2006 balance included $1,124,000 for temporary differences and $531,000 for tax credits.

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

	Years Ended December 31,
	2007	2006	2005

Consulting fees	$996	$996	$989
Office expenses and administrative services	182	463	557
Travel expenses	70	267	257
Bonus	—	—	5,000

Total	$1,248	$1,726	$6,803

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

HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the years ended December 31, 2007, 2006 and 2005, HIL reimbursed the Company $155,000, $142,000 and $113,000, respectively, for such expenses.

In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. In June 2007, HIL funded that portion of the Company’s share of the May Call that the Company did not fund in the amount of $2,591,000 and contributed, along with the Hallwood Energy’s lender, an additional amount in August 2007 to fully satisfy the May Call, to the extent other Hallwood Energy investors did not respond to the May Call. In September 2007, HIL funded that portion of the Company’s share of the August Call in the amount of $1,842,000 that the Company did not fund and contributed an additional amount, along with the lender, in September 2007 to fully satisfy the August Call, to the extent other Hallwood Energy investors did not respond to the August Call. In September 2007, the $55,000,000 commitment from HIL and the lender expired as a result of the receipt of sufficient equity contributions from the April Call, May Call and August Call.

In November 2007, HIL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HIL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Hallwood Energy Class C partnership interest.

In January 2008, HIL funded $5,000,000 to Hallwood Energy in connection with a $30,000,000 issue of Convertible Notes. The terms of the Convertible Note agreement are discussed in the section entitled “Investments in and Loans to Hallwood Energy”. As of March 1, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.

Hallwood Energy.  Beginning August 1, 2005, Hallwood Energy and its predecessor entities share common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the years ended December 31, 2007 and 2006 and the five month period ended December 31, 2005, Hallwood Energy reimbursed the Company $297,000, $311,000 and $59,000, respectively, for such expenses.

Investments in and Loans to Hallwood Energy

At December 31, 2007, the Company owned approximately 23% (18% after consideration of profit interests) of Hallwood Energy. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.

A description of Hallwood Energy’s activities is provided below:

On December 31, 2005, the Company had investments in three energy affiliates: HE II, HE 4 and Hallwood Exploration. Effective December 31, 2005, HE II and Hallwood Exploration were consolidated into HE 4, which was renamed Hallwood Energy. The partners’ interests in Hallwood Energy were proportionate to the capital invested in each of the consolidated entities at December 31, 2005. The Company’s initial investment in Hallwood Energy was comprised of its capital contributions to each of the former affiliates, which totaled $40,854,000. Investments in two other energy affiliates, HEC and HE III, were sold in December 2004 and July 2005, respectively.

Equity Investments.  There are currently three classes of limited partnership interests held in Hallwood Energy:

•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest (the “Class C Conversion Amount”). The Class C capital contributions and unpaid priority return totaled approximately $76,922,000 and $5,706,000, respectively, at December 31, 2007.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At December 31, 2007 and 2006, outstanding Class B interests had rights to receive 18.6% and 18.8%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

Following is a description of equity transactions completed by Hallwood Energy in 2006, 2007 and the 2008 first quarter and the Company’s relative participation in those transactions:

In January 2006, the Company invested an additional $2,721,000 in Hallwood Energy.

In April 2006, Hallwood Energy sold a 5% Class A limited partner interest to an affiliate of its former lender.

In November 2006, Hallwood Energy requested an additional Class A capital contribution in the amount of $25,000,000 from its partners. The Company invested an additional $6,281,000 to maintain its proportionate interest in Hallwood Energy. The Company utilized a $452,000 capital contribution receivable to reduce its cash contribution to $5,829,000. In addition, certain other investors in Hallwood Energy did not elect to fund their proportionate interest of the additional capital contribution; therefore, in December 2006, the Company invested an additional $425,000 and $2,000 in January 2007 in excess of its proportionate interest.

In April 2007, Hallwood Energy issued a $25,000,000 Class C equity call to its partners (the “April Call”), which was fully satisfied. Previously, Hallwood Energy received loans of $7,000,000 each from the Company and an affiliate of the New Lender. These loans were applied to the April Call. In May, Hallwood Energy repaid $257,000 to the Company, which represented the excess of its $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.

In April 2007, HIL and the New Lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to equity calls.

In May 2007, Hallwood Energy issued a $20,000,000 Class C equity call to its partners (the “May Call”), which was fully satisfied. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $2,591,000 of the May Call that was not funded by the Company. In connection with the funding of this amount, Mr. Gumbiner agreed with a special committee of the board of directors of the Company that he would discuss the terms of this investment in the future.

In August 2007, Hallwood Energy issued a $15,000,000 Class C equity call to its partners (the “August Call”) which was fully satisfied. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $1,842,000 of the August Call that was not funded by the Company. In October 2007, the special committee appointed to consider HIL’s funding of these capital calls acknowledged the terms of the funding of the capital calls by HIL and determined that, in light of the circumstances, including the Company’s present inability to fund any amounts beyond those it had made, no further action was required.

As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and the New Lender was extinguished.

In November 2007, Hallwood Energy issued $15,000,000 of Class C partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and the New Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Under the terms of this letter, HIL agreed to advance $7,500,000 and the other investor agreed to advance $3,000,000 to Hallwood Energy no later than November 15, 2007. These advances constituted loans to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. The letter agreement contained a provision that permitted Hallwood Energy to repay the advances at any time without penalty in connection with a recapitalization of Hallwood Energy providing for net proceeds not less than the amount being repaid. If any part of these advances remained outstanding on January 2, 2008, then on that date the outstanding amount would automatically be converted into preferred partnership interests having the same terms as the existing class of preferred partnership interests. In addition, if any portion of the advances was converted into preferred partnership interests on January 2, 2008, then the New Lender agreed to contribute to Hallwood Energy the same proportion of $4,500,000 in exchange for preferred partnership interests. Hallwood Energy also agreed that if any portion of the agreed funding from HIL or the other existing investor was not made, it would be an event of default under the Senior Secured Credit Facility (discussed below). HIL advanced $7,500,000 in November 2007, and the commitment from the other investor was subsequently waived. On January 2, 2008, as per the letter agreement, HIL’s loan and accrued interest was converted into a Class C interest.

Loan Financing.  In February 2006, Hallwood Energy entered into a $65,000,000 loan facility (the “Former Credit Facility”), and had drawn $40,000,000 as of December 31, 2006. During 2006, the Former Credit Facility was amended twice. First, it was amended to allow for the sale of undeveloped leaseholds to Chesapeake in July 2006 (discussed below). Secondly, it was amended in December 2006 (i) to cure several technical loan defaults because, among other things, Hallwood Energy’s general and administrative expenses exceeded the maximum amount permitted under the loan facility and (ii) extend the test dates for proved collateral coverage ratios and the make whole payment period. In connection with the $25,000,000 capital contribution made by its investors in

November 2006, the lender for the Former Credit Facility agreed to waive the defaults, and a waiver and loan amendment were completed.

Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio required by the Former Credit Facility.

In March and April 2007, the Company loaned a total of $9,000,000 to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In connection with the issuance of the April Call, the Company and Hallwood Energy agreed that the $7,000,000 loan would be applied as the Company’s portion of the April Call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 loaned over the Company’s share of the capital contribution and related oversubscription.

In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “New Lender”), who is an affiliate of one of the investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of the Former Credit Facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to the Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, the New Lender resigned its position on Hallwood Energy’s board of directors and assigned its general partner interest to the remaining members.

The Senior Secured Credit Facility provided that if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Senior Secured Credit Facility, the New Lender would match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Senior Secured Credit Facility through the availability termination date of July 31, 2008.

During the 2007 third quarter, Hallwood Energy borrowed an additional $20,000,000 under the Senior Secured Credit Facility and borrowed the remaining availability of $15,000,000 in October 2007.

The Senior Secured Credit Facility contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of the Senior Secured Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.

The Senior Secured Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value amount of interest that would have been payable on the principal balance of the loan from the date of prepayment through February 8, 2009. The New Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.

On January 2, 2008, the outstanding $7,500,000 advance from HIL and accrued interest was converted into a Class C partnership interest, consistent with the terms of the October 2007 commitment agreement.

Effective January 2008, Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “Convertible Note”). The Convertible Note bears interest at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. A change of control redemption may also result in a make-whole provision whereby Hallwood Energy would pay a premium based on the difference between either $48,300,000 or $45,500,000 and the sum of previously made Convertible Note principal and accrued interest payments. As of March 24, 2008, $28,800,000 of the convertible subordinated notes had been subscribed for and issued. The Company subscribed for $5,000,000 of the Convertible Note and provided the funds to Hallwood Energy in January 2008.

The Convertible Note lenders also received a warrant exercisable at up to $3,750,000 for an equal dollar amount of Class C interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrant is exercisable until January 21, 2011.

In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the Senior Secured Credit Facility’s New Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Secured Credit Facilities are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Credit Facility.

The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Secured Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant becomes effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Hallwood Energy’s activities.

The Junior Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date.

In connection with the Junior Credit Facility, the Senior Secured Credit Facility was amended to bear and interest at the defined LIBOR rate plus 12.75% per annum beginning May 1, 2008.

Hallwood Energy did not meet the current ratio covenant and was in default of the Senior Credit Facility as of December 31, 2007. A second default event related to a commitment agreement by three partners to fund $15,000,000 by November 1, 2007, that was only partially funded. Hallwood Energy received a waiver from the New Lender for both of these default events in January 2008.

Senior Credit Facility borrowings have been included in current liabilities on Hallwood Energy’s balance sheet at December 31, 2007, as Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.

Hallwood Energy is in the process of seeking additional capital from external sources.

Participation Agreement and Property Sale.  In January 2006, Hallwood Energy entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd. Under the Participation Agreement, upon Activa’s payment of approximately $4,960,000 to Hallwood Energy in April 2006, Hallwood Energy transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that Hallwood Energy currently holds in Central Eastern Arkansas. During the term of the Participation Agreement, Hallwood Energy is designated as operator of the leases. As operator, Hallwood Energy was required to commence actual drilling operations before June 2006 for the first of two initial wells. Hallwood Energy commenced drilling before that date. Activa agreed to participate to the extent of its participation interest in the two initial wells, and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion and equipping operations in connection with each of the initial wells. The Participation Agreement also establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI, Hallwood Energy will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest, in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement related to the acquisition of additional leases expired in December 2007.

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

Litigation.  In early 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig (the “Contracts”). These Contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC (“Eagle Domestic”), on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the Contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the Contracts. Since then, Eagle Domestic and its parent filed for Chapter 11 bankruptcy protection in Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action on June 11, 2007 against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $50,000,000 (the “Eagle Domestic Adversary”), based on disclosures made during the discovery phase of the case. Eagle Domestic contends that Hallwood Energy and Hallwood Petroleum breached the Contracts, tortiously interfered with Eagle Domestic’s contracts with Quicksilver Resources and disparaged Eagle Domestic. Hallwood Energy subsequently filed its answer and counterclaim in the Eagle Domestic Adversary asserting that Hallwood Energy owes nothing to Eagle Domestic, and that Eagle Domestic owes Hallwood approximately $1,688,000 in unearned pre-payment under the Contracts. A jury trial in the Eagle Domestic Adversary is currently set to begin on May 20, 2008.

In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. In June 2007, the petition in the Eagle Drilling Action was amended to include various additional claims for breach of contract, negligence, tortious breach of contract and for declaratory relief against Hallwood Energy and Hallwood Petroleum. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. On October 12, 2007, Hallwood Energy filed its Notice of Removal of the Cleveland County Action in Oklahoma Bankruptcy Court, which initiated Adversary Proceeding No. 07-01209 (the “Energy Drilling Adversary”) and automatically removed the Eagle Drilling Action to the Oklahoma Bankruptcy Court. Hallwood Energy has brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling. On November 11, 2007, Eagle Drilling filed its Motion to Remand the Eagle Drilling Adversary back to Oklahoma state court, or in the alternative to abstain from hearing the claims asserted therein. On October 31, 2007, Hallwood Energy filed its Proof of Claim in the Eagle Drilling

Chapter 11 Bankruptcy again asserting its approximate $1,688,000 claim. On December 6, 2007, Hallwood Energy filed its Notice of Removal of the Tarrant County Action and its Motion to Transfer Venue of the Tarrant County Action, both in the United States Bankruptcy Court for the Northern District of Texas, Forth Worth Division, which granted the relief requested in the Motion to Transfer, resulting in the initiation of Adversary Proceeding No. 08-01007 (the “Hallwood Adversary”) on or about January 18, 2008 in the Oklahoma Bankruptcy Court. On February 19, 2008, the Court held a status conference as to the Eagle Drilling Adversary and the Hallwood Adversary, at which the Debtor and Hallwood Energy and Hallwood Petroleum agreed, among other things, that both adversary proceedings would be consolidated under one adversary proceeding (the “Consolidated Adversary”), which would be adjudicated in the context of a jury trial to be conducted by this Court to commence in September 2008. On or about February 21, 2008, the Court approved the parties’ stipulated Order reflecting the agreements reached at the status conference. No scheduling order has yet been entered by the Oklahoma Bankruptcy Court in the Consolidated Adversary. Further, although Eagle Drilling’s counsel has stated that it anticipates attempting to amend its pleadings in the Consolidated Adversary to change or add claims against Hallwood Energy and Hallwood Petroleum, to date no such amended pleadings have been filed or served on Hallwood Energy and Hallwood Petroleum. Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.

Drilling Activities and Capital Requirements.  Management of Hallwood Energy continues to evaluate its drilling plans and capital requirements for calendar year 2008. In the early stages of the development of its three operating areas, the drilling plans and capital requirements can vary widely and are dependent upon a number of factors, including the availability and cost of drilling rigs, personnel and other services, regulatory requirements, the success of wells previously drilled by the energy entities and third parties, and other risks and uncertainties described in the section entitled “Item 1A. Risk Factors”. Management of Hallwood Energy plans to seek additional debt and equity financing in excess of $100,000,000 from current and new investors to support its working capital needs and adequately fund current operations for at least the next twelve months. Hallwood Energy may also consider additional strategic partnering arrangements for drilling and development.

The following table reflects the status of Hallwood Energy’s oil and gas investments as of March 1, 2008:

	Central and
	Eastern	South	West
Description	Arkansas	Louisiana	Texas(a)	Total

Principal focus	Fayetteville Shale	Salt Dome	Barnett and Woodford Shale
Initial funding	3rd Quarter 2005	1st Quarter 2004	3rd Quarter 2004
Company investment				$66,481,000(b)
Company ownership percentage(c)				23%/18%
Net acres held(d)	274,500	(e)	17,300
Operator(f)	Hallwood Energy	Hallwood Energy	Chesapeake
Well type:(g)
Horizontal/directional	24	6	4	34
Vertical	17	—	3	20
Well status:
Producing	24	—	3	27
Drilling	6	1	—	7
Successful/waiting pipeline	—	—	—	—
Evaluating/completing	3	—	3	6
Unsuccessful	8	5	1	14
Net production (Mcf/day)	5,700	—	1,200	6,900

a)	Hallwood Energy owns a 40% working interest in these properties.

b)	Represents $40,960,000 from HE 4, HE II and Hallwood Exploration at the December 31, 2005 consolidation date and additional investments of $9,427,000 in 2006, $2,000 in January 2007, $6,744,000 in April 2007, $2,501,000 in June 2007, $1,846,000 in September 2007 and $5,000,000 in January 2008, respectively.

c)	Before and after consideration of profit interests held by management of Hallwood Energy.

d)	Net acres held is the sum of the total number of acres in which Hallwood Energy owns a working interest multiplied by Hallwood Energy’s fractional working interest.

e)	Hallwood Energy holds leases on approximately 17,000 acres. Based on the results of 3-D seismic data that have been analyzed, approximately 4,000-8,000 acres are expected to be retained for future development.

f)	Hallwood Energy also participates in non-operated wells in Arkansas and Louisiana.

g)	All wells are natural gas wells. Represents the gross number of wells in which Hallwood Energy holds a working interest, both operated and non-operated.

A description of activities in each area is provided below. Forward looking information is from current estimates by the management of Hallwood Energy, based on existing and anticipated conditions and assume that Hallwood Energy is successful in securing additional capital as discussed below.

Central and Eastern Arkansas

The primary objective formation is the Fayetteville Shale, which appears to range in depth from approximately 2,700 to 9,400 feet and to have a thickness of 300 to 700 feet.

Hallwood Energy commenced drilling activities in the 2006 first quarter and is currently drilling with one rig, with two under a long term contract through 2008. Hallwood Energy executed an amendment with the rig contractor to revise the contract to provide for three rigs in 2007 and two rigs for 2008. Hallwood Energy’s 2008 budget forecasts nine gross wells to be drilled in this area utilizing the two rigs. Hallwood Gathering, L.P. has in service a 36 mile six, eight and twelve-inch gathering system in White County with a capacity of 15 million cubic feet of gas per day (Mcf/d), with expansion potential to 60 Mcf/d. Natural gas sales began in July 2007.

South Louisiana

Hallwood Energy holds leases over approximately 17,000 acres to exploit a salt dome oil and gas opportunity in St. James, Ascension and Assumption parishes. Based on the results of the 3-D seismic data that has been analyzed, approximately 4,000 to 8,000 acres are expected to be retained for future development. Hallwood Energy utilized two rigs on this property. The first rig started in October 2006 and fulfilled its two well commitment in early 2007. The second rig began drilling in December 2006 and is under contract for two years. The expectations for 2008 are that four or five wells will be drilled. Additional drilling equipment and funding will be assessed and determined based on the results of the wells.

West Texas

Hallwood Energy sold a 60% interest and transferred operations in these properties to Chesapeake in July 2006. Chesapeake has drilled to total depth on seven wells. Three of these wells are currently producing and selling gas and three wells are being evaluated or are waiting on completion. The 2008 budget provides for these rigs to drill eight or nine gross wells in West Texas.

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

Liquidity and Capital Resources

General.  The Company principally operates in the textile products and energy business segments. The Company’s cash position decreased by $2,794,000 during 2007 to $7,260,000 as of December 31, 2007. The principal sources of cash in 2007 were $4,457,000 provided by operations and $6,749,000 from additional borrowings. The principal uses of cash in 2007 were $11,093,000 for investments in Hallwood Energy, $2,358,000 for investments in property, plant and equipment at Brookwood and $275,000 for repayment of bank borrowings.

Textiles.  The Company’s textile products segment generates funds from the dyeing, laminating and finishing of fabrics and their sales to customers in the consumer, industrial, medical and military markets. Brookwood maintains a $25,000,000 (increased in December 2007 from $22,000,000) working capital revolving credit facility and a $3,000,000 equipment facility with Key Bank. The facilities have a maturity of January 2010. At December 31, 2007, Brookwood had $7,819,000 of unused borrowing capacity on its working capital revolving credit facility and $2,815,000 on its equipment facility.

One of Brookwood’s principal factors announced in March 2008 that it had been negatively impacted by the current tightening in the credit markets and was required to draw on its bank credit lines to provide additional liquidity. Brookwood is monitoring its factor relationships and developing alternative strategies should economic conditions deteriorate further.

In the years ended December 31, 2007, 2006 and 2005, Brookwood paid cash dividends to the Company of $6,000,000, $6,000,000 and $8,000,000, respectively. In addition, Brookwood made payments to the Company of $1,591,000, $738,000 and $4,552,000, respectively, under its tax sharing agreement. In the 2008 first quarter, Brookwood made dividend and tax sharing payments of $1,500,000 and $2,190,000, respectively. Future cash dividends and tax sharing payments are contingent upon Brookwood’s continued profitability and compliance with the covenants contained in the revolving credit facility. As Brookwood’s total tangible net worth ratio (1.32 at December 31, 2007) approaches the maximum allowable ratio of 1.50, future payments from Brookwood may be limited. The increase in the ratio is principally attributable to an increase in inventory and receivables, the result of recent increased orders and sales. There were no significant additional capital requirements as of December 31, 2007.

Energy.  During 2007, 2006 and 2005, the Company invested $11,093,000, $9,427,000 (including a non-cash contribution of $452,000) and $40,556,000, respectively in Hallwood Energy, as part of a total equity funding to Hallwood Energy of $61,468,000. In addition, Hallwood Energy received proceeds of approximately $39,430,000 in July 2006 from the sale of full or partial interests in its Texas properties. In February 2006, Hallwood Energy entered into the Former Credit Facility, and had drawn $40,000,000 as of December 31, 2006. Hallwood Energy was not in compliance with the proved collateral coverage ratio, Hallwood Energy received from the former lender a waiver of the default and negotiated an amendment of the Former Credit Facility. In April 2007, Hallwood Energy repaid the $40,000,000 outstanding principal balance of the former loan and entered into a $100,000,000 Senior Secured Credit Facility and had drawn $65,000,000 under the new Senior Secured Credit Facility.

Prior to the April 2007 funding of the Senior Secured Credit Facility, the Company had loaned $7,000,000 to Hallwood Energy pursuant to demand notes bearing interest at 6% above prime rate. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000. The Company and Hallwood Energy had agreed that the $7,000,000 amount previously loaned would be applied as the Company’s portion of this capital call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of amounts advanced over the Company’s share of the capital contribution and related oversubscription.

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

In November 2007, Hallwood Energy received $15,000,000 from a new equity partner. In addition, HIL, another existing investor and the New Lender entered into a letter agreement providing up to $15,000,000 of additional funding to Hallwood Energy. HIL funded $7,500,000 under the letter agreement, executing a promissory note bearing 16% per annum. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Secured Credit Facility, as stipulated in the letter agreement. This default condition was subsequently waived and on January 2, 2008, as per the letter agreement, HIL’s loan and accrued interest was converted into a Class C interest.

In January 2008, Hallwood Energy entered into the $30,000,000 Convertible Note agreement, of which $28,800,000 of the convertible subordinated notes had been subscribed for and issued. In addition, Hallwood Energy entered into the $15,000,000 Junior Credit Facility in January 2008 and drew the full $15,000,000 available.

Hallwood Energy also anticipates that it will likely require in excess of $100,000,000 to finance its tentative 2008 operating budget and is in the process of seeking additional capital from external sources. To the extent the Company does not make future capital contributions in proportion to its interest in Hallwood Energy, its percentage ownership interest will be reduced. The actual level of Hallwood Energy’s capital requirements during 2008 and thereafter will depend on a number of factors that cannot be determined at this time, including future gas prices, costs of field operations, the ability to successfully identify and acquire prospective properties and drill and complete wells, access to gathering and transportation infrastructure, and the availability of alternative sources of capital, such as loans from third parties or equity contributions from new investors.

Hallwood Energy was not in compliance with the Senior Secured Credit Facility as of December 31, 2007 in regards to meeting the current ratio test of 1:1. A second default event related to a commitment agreement by three of Hallwood Energy’s partners to fund $15,000,000 by November 1, 2007 that was only partially funded. The lender waived these defaults in January 2008 and amended the loan agreement for the Senior Secured Credit Facility, which established the next current ratio test at April 30, 2008. Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt or equity instruments.

Future Liquidity.  The Company’s ability to generate cash flow from operations will depend on its future performance and its ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. Considering its current cash position, its anticipated cash flow from continuing operations and an anticipated income tax refund of approximately $12,239,000 in the 2008 fourth quarter, the Company believes it has sufficient funds to meet its liquidity needs, although the Company’s ability to fund substantial additional capital contributions to Hallwood Energy will be limited by funds available at the time any additional funds are required by Hallwood Energy.

Contractual Obligations and Commercial Commitments

The Company and its subsidiaries have entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2007 (in thousands):

	Payments Due During the Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total

Contractual Obligations
Long term debt	$158	$27	$17,181	$—	$—	$—	$17,366
Redeemable preferred stock	—	—	1,000	—	—	—	1,000
Operating leases	1,146	791	758	359	371	1,361	4,786

Total	$1,304	$818	$18,939	$359	$371	$1,361	$23,152

Interest costs associated with the Company’s debt, which principally bears interest at variable rates, are not a material component of the Company’s expenses. Estimated interest payments, based on the current principal balances and weighted average interest rates, assuming the contractual repayment of the term loan debt at their maturity dates and a renewal of the revolving credit facilities at their loan balances as of December 31, 2007, are $1,163,000, $1,157,000, $1,156,000, $1,156,000 and $1,156,000, for the years ending December 31, 2008 through December 31, 2012, respectively.

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $19,553,000 at December 31, 2007). The base amount will fluctuate in accordance with a formula that increases by the annual amount of the dividend on the preferred stock accrued, currently $1,823,000, and decreases by the amount of the cash dividends actually paid. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction, in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Hallwood Energy.  The Company’s Hallwood Energy affiliate had various contractual obligations and commercial commitments in the total amount of $167,860,000 at December 31, 2007. Such obligations and commitments included $100,000,000 for long-term debt, $39,074,000 for interest, $28,691,000 for long-term rig commitments and $95,000 for operating leases.

Financial Covenants

Brookwood.  The principal ratios required to be maintained under Brookwood’s Working Capital Revolving Credit Facility as of December 31, 2007 and the end of the interim quarters are provided below:

		Quarters Ended in 2007
Description	Requirement	December 31,	September 30,	June 30,	March 31,

Total debt to tangible net worth	must be less than ratio of 1.50	1.32	1.41	1.23	1.08
Net income	must exceed $1	Yes	Yes	Yes	Yes

Brookwood was in compliance with its principal loan covenants under the Working Capital Revolving Credit Facility as of December 31, 2007 and 2006 and for all interim periods during 2007 and 2006, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007.

Cash dividends and tax sharing payments are contingent upon Brookwood’s compliance with the covenants contained in the loan agreement. The restricted net assets of Brookwood subject to this payment limitation were $29,180,000 and $28,105,000 at December 31, 2007 and 2006, respectively.

Hallwood Energy.  The principal ratios and covenants required to be maintained by Hallwood Energy under its Senior Secured Credit Facility are provided below:

•	General and administrative costs, excluding certain legal fees, can not exceed $1,700,000 for any quarter, beginning June 30, 2007

•	Current ratio must exceed 1:1 each quarter, beginning June 30, 2007

•	Proved collateral coverage ratio (including cash) must exceed 2:1 each quarter, beginning June 30, 2008

Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. The New Lender may demand that Hallwood Energy prepay the outstanding loan, including the make-whole provision, in the event of a defined change of control, qualified sale or event of default, including a material adverse event.

Hallwood Energy was not in compliance with the Senior Secured Credit Facility as of December 31, 2007 in regards to meeting the current ratio test of 1:1. A second default event related to a commitment agreement by three of Hallwood Energy’s partners to fund $15,000,000 by November 1, 2007 that was only partially funded. The lender waived these defaults in January 2008 and amended the loan agreement for the Senior Secured Credit Facility, which established the next current ratio test at April 30, 2008. Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt or equity instruments.

In January 2008, Hallwood Energy entered into the Junior Credit Facility and borrowed the full $15,000,000 available under the facility. The Junior Credit Facility contains various financial covenants materially consistent with the Senior Secured Credit Facility.

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

The Company has completed its evaluation and has determined that as of the beginning of the year there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. No additional reserves were required during the year or as of December 31, 2007. The evaluation was performed for the tax years ended December 31, 2004 through 2007, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that adoption of this statement might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. Although the Company has not yet elected to present any financial assets or liabilities at fair value under SFAS No. 159, it may choose to do so in the future.

The Emerging Issues Task Force (“EITF”) of the FASB has ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that this EITF will have on its financial statements, but does not believe that it will have a material impact on its financial statements.

Inflation

Inflation did not have a significant impact on the Company in the three years ended December 31, 2007, and is not anticipated to have a material impact in 2008.

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

As the Company is a smaller reporting company, this item is not applicable.

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

In August 2003, the Company’s independent registered public accounting firm provided written communications to management and the audit committee on the need to improve the financial closing process at the Brookwood subsidiary. In April 2004, the Company received further written communications from the independent registered public accounting firm to management and the audit committee on the continued need to improve the Brookwood financial closing process. In March 2005, April 2006 and May 2007, the Company received communications from its independent registered public accounting firm that further improvements in the financial systems and processes at its Brookwood subsidiary are still required. With the addition of new staff, Brookwood’s management believes it has made substantial progress both in the timeliness and accuracy of the closing process. Brookwood has implemented a new order processing, manufacturing cost and inventory control system and it has updated its general ledger system, which is integrating various accounting processes. The new systems will further aid in accelerating and automating the financial closing process.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in the annual report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management, including the Company’s chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is contained in the definitive proxy statement of the Company for its Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors,” and “Procedures for Director Nominations” and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission. Additional information concerning the executive officers of the Company is included under “Item 1. Business - Executive Officers of the Company.”

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

The following table provides information as of December 31, 2007 about the Company’s Common Stock that may be issued upon the exercise of options granted pursuant to the 1995 Stock Option Plan, as amended:

Equity Compensation Plan Information
Number of securities available
	Number of securities to	Weighted-average	for future issuance under
	be issued upon exercise	exercise price of	equity compensations plans,
	of outstanding options,	outstanding options,	excluding securities reflected
Plan category	warrants and rights(1)	warrants and rights	in first column(2)

Equity compensation plans approved by stockholders	4,500	$10.31	—

Equity compensation plans not approved by stockholders	—	—	—

(1)	The number of shares is subject to adjustment for changes resulting from stock dividends, stock splits, recapitalizations and similar events. The Board of Directors in its discretion may make adjustments, as appropriate, in connection with any transaction.

(2)	The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination are not affected; however, no new options can be issued.

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

1. Financial Statements.

Included in Part II, Item 8 of this report are the following

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2007 and 2006

Consolidated Statements of Operations, Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income, Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows, Years ended December 31, 2007, 2006 and 2005

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

Financial Statements of Hallwood Energy, L.P. and Subsidiaries —

Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 and Report of Independent Registered Public Accounting Firm

3. Exhibits.

(a) Exhibits.

3.1		—	Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on October 26, 1995 File No. 33-63709.

3.2		—	Amendment to Second Restated Certificate of Incorporation of The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed on May 14, 2004, File No. 1-8303.

3.3		—	Restated Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1997, File No. 1-8303.

3.4		—	Amendment to the Amended and Restated Bylaws of the Company, dated November 14, 2007, to permit the Company’s shares of stock to be uncertificated, filed herewith.

*10	.1	—	Employment Agreement, dated January 1, 1994, between the Company and Melvin John Melle, is incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

10.2		—	Tax Sharing Agreement, dated as of March 15, 1989, between the Company and Brookwood Companies Incorporated is incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended July 31, 1989, File No. 1-8303.

*10	.3	—	Amended Tax-Favored Savings Plan Agreement of the Company, effective as of February 1, 1992, is incorporated herein by reference to Exhibit 10.33 to the Company’s Form 10-K for the fiscal year ended July 31, 1992, File No. 1-8303.

*10	.4	—	Hallwood Special Bonus Agreement, dated as of August 1, 1993, between the Company and all members of its control group that now, or hereafter, participate in the Hallwood Tax Favored Savings Plan and its related trust, and those employees who, during the plan year of reference are highly-compensated employees of the Company, is incorporated herein by reference to Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended July 31, 1994, File No. 1-8303.

*10	.5	—	Financial Consulting Agreement, dated as of December 31, 1996, between the Company and Hallwood Investments Limited, formerly HSC Financial Corporation, is incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 1996, File No. 1-8303.

*10	.6	—	Amendment to Financial Consulting Agreement, dated as of May 16, 2001, between the Company and Hallwood Investments Limited is incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2001, File No. 1-8303.

*10	.7	—	Amendment to Financial Consulting Agreement, dated as of January 1, 2000, between the Company and Hallwood Investments Limited, is incorporated herein by refinance to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended March 31, 2000, File No. 1-8303.

10.8		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $541,976.24, dated as of February 25, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., and Land Ocean III, Inc. and Key Leasing, a division of Key Corporate Capital, Inc., Libor plus 325 basis points-floating, due February 25, 2007, is incorporated herein by reference to exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2002, File No. 1-8303.

10.9		—	Promissory Note and Security Agreement regarding equipment term loan in the amount of $298,018, dated as of December 20, 2002, between Brookwood Companies Incorporated, Kenyon Industries, Inc., Brookwood Laminating, Inc., Ashford Bromely, Inc., Xtramile, Inc., Land Ocean III, Inc. and Strategic Technical Alliance LLC and Key Leasing, a division of Key Corporate Capital, Inc., fixed interest — 4.67%, due December 20, 2007, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002, File No. 1-8303.

10.10		—	Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of January 30, 2004, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.11	—	Amendment to Financial Consulting Agreement, dated March 10, 2004, by and between the Company and Hallwood Investments Limited, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2003, File No. 1-8303.

*10	.12	—	Compensation Letter, dated May 11, 1998, between Brookwood Companies Incorporated and Amber M. Brookman is incorporated by reference to Exhibit 10.24 to the Company’s Form 10-Q for the quarter ended March 31, 2004, File No. 1-8303.

*10	.13	—	Amended 1995 Stock Option Plan for The Hallwood Group Incorporated is incorporated by reference to Annex B of the Company’s Proxy Statement, as filed on April 18, 2001, File No. 1-8303.

*10	.14	—	Form of Stock Option Agreement to 1995 Stock Option Plan for The Hallwood Group Incorporated, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

*10	.15	—	Amendment to Financial Consulting Agreement, dated March 9, 2005, by and between the Company and Hallwood Investments Limited, is incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2004, File No. 1-8303.

10.16		—	First Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2005, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, is incorporated by reference to Exhibit 10.20 to the Company’s Form 10-Q for the quarter ended March 31, 2005, File No. 1-8303.

*10	.17	—	The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated and Unit Agreement under the Plan between Amber M. Brookman and the Company, is incorporated herein by reference to Exhibits 99.1 and 99.2 to the Company’s Form 8-K dated January 17, 2006, File No. 1-8303.

10.18		—	Limited Partnership Agreement of Hallwood Energy 4, L.P., a Delaware Limited Partnership, dated as of August 23, 2005; Memorandum of Amendment Changing the Name of Hallwood Energy 4, L.P. to Hallwood Energy, L.P., effective immediately before midnight on December 31, 2005; and Amendment to Limited Partnership Agreement of Hallwood Energy, L.P. dated as of December 31, 2005, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.19		—	Second Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of March 25, 2006, by and among Key Bank National Association, Brookwood Companies Incorporated and certain Subsidiaries, is incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2005, File No. 1-8303.

10.20		—	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank National Association, Brookwood Companies Incorporated and certain subsidiaries, filed herewith.

*10	.21	—	Change in compensation payable to Amber Brookman is incorporated herein by reference to Item 5.02 to the Company’s Form 8-K dated March 15, 2007, File No. 1-8303.

*10	.22	—	First Amendment to The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated, dated June 19, 2007, is incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the period ended June 30, 2007, File No. 1-8303.

10.23		—	Third Amendment to Limited Partnership Agreement of Hallwood Energy, L.P., dated as of May 24, 2007, filed herewith.

21		—	Active subsidiaries of the Registrant as of February 29, 2008, filed herewith.

23.1		—	Independent Registered Public Accounting Firm’s Consent, dated March 31, 2008, filed herewith.

31.1	—	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

31.2	—	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002, filed herewith.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Constitutes a compensation plan or agreement for executive officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HALLWOOD GROUP INCORPORATED

By:	/s/ Melvin J. Melle
Melvin J. Melle
Vice President — Finance
(Principal Financial and Accounting Officer)

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 31st day of March 2008.

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

Financial Statements of Hallwood Energy, L.P. and Subsidiaries —

Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and
2005 and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Hallwood Group Incorporated
Dallas, Texas

We have audited the accompanying consolidated balance sheets of The Hallwood Group Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hallwood Group Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

Deloitte & Touche LLP

Dallas, Texas
March 31, 2008

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$7,260	$10,054
Accounts receivable, net
Due from factors	20,340	14,412
Trade and other	5,521	5,211
Related parties	249	161
Inventories, net	25,028	17,293
Federal income tax receivable	12,239	3,861
Deferred income tax, net	971	904
Prepaids, deposits and other assets	928	916

	72,536	52,812
Noncurrent Assets
Investments in Hallwood Energy, net	—	39,864
Property, plant and equipment, net	14,443	13,853
Deferred income tax, net	3,629	751
Other assets	137	317

	18,209	54,785

Total Assets	$90,745	$107,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,602	$10,491
Payable — additional investment in Hallwood Energy	5,000	—
Accrued expenses and other current liabilities	4,952	3,217
State income taxes payable	13	31
Current portion of loans payable	158	275

	23,725	14,014
Noncurrent Liabilities
Long term portion of loans payable	17,208	10,617
Redeemable preferred stock	1,000	1,000

	18,208	11,617

Total Liabilities	41,933	25,631

Contingencies and Commitments

Stockholders’ Equity
Common stock, $0.10 par value; authorized 10,000,000 shares; issued 2,396,105 shares for both periods; outstanding 1,520,666 and 1,515,438 shares, respectively	240	240
Additional paid-in capital	56,469	56,451
Accumulated other comprehensive income	—	55
Retained earnings	5,576	38,401
Treasury stock, 875,439 and 880,667 shares, respectively; at cost	(13,473)	(13,181)

Total Stockholders’ Equity	48,812	81,966

Total Liabilities and Stockholders’ Equity	$90,745	$107,597

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues
Textile products sales	$132,497	$112,154	$133,108
Administrative fees from energy affiliates	—	—	1,499

	132,497	112,154	134,607
Expenses
Textile products cost of sales	104,918	93,134	105,299
Administrative and selling expenses	20,329	18,248	29,255

	125,247	111,382	134,554

Operating income	7,250	772	53
Other Income (Loss)
Investments in Hallwood Energy and affiliates
Equity loss	(55,957)	(10,418)	(8,500)
Interest income	92	—	—
Interest expense	(1,146)	(616)	(545)
Interest and other income	307	566	1,532
Gain (loss) from disposition of investments in energy affiliates
HE III	—	(17)	52,425
HEC	—	—	(113)

	(56,704)	(10,485)	44,799

Income (loss) before income taxes	(49,454)	(9,713)	44,852
Income tax expense (benefit)	(16,629)	(2,988)	18,510

Net Income (Loss)	$(32,825)	$(6,725)	$26,342

Net Income (Loss) Per Common Share
Basic	$(21.61)	$(4.44)	$18.22

Diluted	$(21.61)	$(4.44)	$17.47

Weighted Average Shares Outstanding
Basic	1,519	1,514	1,446

Diluted	1,519	1,514	1,508

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Net Income (Loss)	$(32,825)	$(6,725)	$26,342
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	(55)	55	—

Comprehensive Income (Loss)	$(32,880)	$(6,670)	$26,342

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2006 and 2007
(Amounts in thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Shares	Cost	Equity

Balance, January 1, 2005	2,396	$240	$54,792	$85,443	$—	1,070	$(15,934)	$124,541
Net income				26,342				26,342
Cash dividends on common stock				(66,113)				(66,113)
Reissuance of treasury shares from exercise of stock options and related income tax effect			1,466	(546)		(185)	2,753	3,673

Balance, December 31, 2005	2,396	240	56,258	45,126	—	885	(13,181)	88,443
Net loss				(6,725)				(6,725)
Reissuance of treasury shares from exercise of stock options and related income tax effect			193			(5)	73	266
Purchase of common stock for treasury						1	(73)	(73)
Unrealized increase in fair value of marketable securities					55			55

Balance, December 31, 2006	2,396	240	56,451	38,401	55	881	(13,181)	81,966
Net loss				(32,825)				(32,825)
Reissuance of treasury shares from exercise of stock options and related income tax effect			18			(10)	147	165
Purchase of common stock for treasury						4	(439)	(439)
Previously realized increase in fair value of marketable securities sold during the period					(55)			(55)

Balance, December 31, 2007	2,396	$240	$56,469	$5,576	$—	875	$(13,473)	$48,812

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32,825)	$(6,725)	$26,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity loss from investments in Hallwood Energy and affiliates	55,957	10,418	8,500
Deferred tax expense (benefit)	(2,945)	(1,041)	4,043
Depreciation and amortization	2,129	1,864	1,850
Proceeds from sale of marketable securities	148	—	6,051
(Income) loss from investments in marketable securities	(74)	—	49
Excess tax benefits from share-based payment arrangements	—	(187)	—
Gain from sale of investment in HE III	—	17	(52,425)
Gain from sale of investment in HEC	—	—	113
Changes in assets and liabilities:
Increase (decrease) in income taxes receivable/payable	(8,247)	(2,560)	(1,014)
(Increase) decrease in inventories	(7,735)	(414)	6,702
(Increase) decrease in accounts receivable	(6,326)	(651)	6,372
Increase (decrease) in accounts payable	2,750	3,055	(7,237)
Increase (decrease) in accrued expenses and other current liabilities	1,735	(1,631)	(874)
Increase (decrease) in other assets and liabilities	(110)	160	45

Net cash provided by (used in) operating activities	4,457	2,305	(1,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Hallwood Energy and affiliates	(11,093)	(8,975)	(40,556)
Investments in property, plant and equipment, net	(2,358)	(4,197)	(2,726)
Proceeds from sale of investment in HE III	—	—	55,648
Proceeds from sale of investment in HEC	—	—	387
Proceeds from sale of investments in HRP	—	—	59

Net cash (used in) provided by investing activities	(13,451)	(13,172)	12,812
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) revolving credit facilities, net	6,749	4,432	(1,977)
Repayment of other bank borrowings and loans payable	(275)	(352)	(347)
Purchase of common stock for treasury	(439)	(73)	—
Proceeds from exercise of stock options	165	79	2,207
Excess tax benefits from share-based payment arrangements	—	187	—
Cash dividends on common stock	—	—	(66,113)

Net cash provided by (used in) financing activities	6,200	4,273	(66,230)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,794)	(6,594)	(54,901)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,054	16,648	71,549

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,260	$10,054	$16,648

See accompanying notes to consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies

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

Textile products accounted for all of the Company’s operating revenues in 2007 and 2006.

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

At December 31, 2007, the Company owned approximately 23% (18% after consideration of profit interests) of Hallwood Energy.

Significant accounting policies, which are in accordance with accounting principles generally accepted in the United States of America, are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its Brookwood Companies Incorporated and subsidiaries. The Company fully consolidates all of the above subsidiaries and records the equity in its Hallwood Energy, L.P. affiliate. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments that are accounted for under the equity method of accounting are reviewed for impairment when the fair value of the investment is believed to have fallen below the Company’s carrying value. When such a decline is deemed other than temporary, an impairment charge is recorded to the statement of operations for the difference between the investment’s carrying value and its estimated fair value at the time. In making the determination as to whether a decline is other than temporary, the Company considers such factors as the duration and extent of the decline, the investee’s financial performance, and the Company’s ability and intention to retain its investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. All are factors to be evaluated. Differing assumptions could affect whether an investment is impaired. At least annually, the Company reviews and determines if a writedown is required.

Depreciation and Amortization

Depreciation of textile products buildings, equipment and improvements is computed on the straight-line method. Buildings and improvements are depreciated over a period of 15 to 25 years. Equipment is depreciated over a period of 3 to 10 years.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which revised SFAS No. 123 “Accounting for Stock-Based Compensation”, using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principals Board (“APB”) Opinion No. 25. All options were fully vested as of December 31, 2005. Because all of the Company’s stock options are fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R).

Prior to January 1, 2006, the Company had elected, as provided by SFAS No. 123, not to recognize employee stock-based compensation expense as calculated under SFAS No. 123, but had recognized such expense in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As all of the Company’s options were fully vested prior to December 21, 2003, there was no difference between the historical operations and pro forma operations for the year ended December 31, 2005 had the expense provisions of SFAS No. 123 been adopted.

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

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company does not directly have any derivative instruments, however, Hallwood Energy has such instruments. Accordingly, the Company recorded its proportional share of any impact of these instruments in accordance with the equity method of accounting.

Hallwood Energy has make-whole provisions contained within its former and current loan facilities. The make-whole fee is recorded at its estimated fair value on Hallwood Energy’s balance sheet and changes in its fair value are recorded in interest expense in Hallwood Energy’s statement of operations.

Per Common Share Calculations

Basic income (loss) per common share was computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share was computed by dividing net income (loss) by the weighted average of shares and potential shares outstanding. Stock options are considered to be potential common shares. The number of potential common shares from assumed exercise of options is computed using the “treasury stock method”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

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

The Company has completed its evaluation and has determined that as of the beginning of the year there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. No additional reserves were required during the year or as of December 31, 2007. The evaluation was performed for the tax years ended December 31, 2004 through 2007, the tax years which remain subject to examination by major tax jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company incurs interest and/or penalties, they will be classified in the financial statements as interest expense or administrative and selling expense, respectively.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that adoption of this statement might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. Although the Company has not yet elected to present any financial assets or liabilities at fair value under SFAS No. 159, it may choose to do so in the future.

The Emerging Issues Task Force (“EITF”) of the FASB has ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) in June 2007. In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue was how such a realized benefit should be recognized in the financial statements. The EITF has reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that this EITF will have on its financial statements, but does not believe that it will have a material impact on its financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Cash and Cash Equivalents

Cash and cash equivalents as of the balance sheet dates were as follows (in thousands):

	December 31,
	2007	2006

Cash	$328	$770
Cash equivalents	6,932	9,284

Total	$7,260	$10,054

Cash equivalents consisted of secured bank repurchase agreements, money market funds (consisting of AAA rated institutional commercial paper), and interest-bearing demand deposits.

Note 3 —	Inventories

Inventories as of the balance sheet dates were as follows (in thousands):

	December 31,
	2007	2006

Raw materials	$8,084	$5,590
Work in progress	8,218	4,300
Finished goods	9,475	8,260

	25,777	18,150
Less: Obsolescence reserve	(749)	(857)

Total	$25,028	$17,293

Note 4 —	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Machinery and equipment	$21,150	$19,342
Buildings and improvements	5,678	5,267
Office furniture and equipment	3,961	4,012
Construction in progress	1,666	2,737
Leasehold improvements	871	1,033
Land	594	594

	33,920	32,985
Less: Accumulated depreciation	(19,477)	(19,132)

Total	$14,443	$13,853

During 2007, Brookwood wrote off approximately $1,356,000 of fully depreciated assets which had an original cost of less than $10,000 per item.

Note 5 —	Operations of Brookwood Companies Incorporated

Receivables.  Brookwood maintains factoring agreements which provide that receivables resulting from credit sales to customers, excluding the U.S. Government, may be sold to the factor, subject to a commission and the

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factor’s prior approval. Commissions paid to factors were approximately $599,000, $478,000 and $670,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Factored receivables were $20,340,000 and $14,412,000 at December 31, 2007 and 2006, which were net of a returned goods dilution allowance of $91,000 and $62,000, respectively.

One of Brookwood’s principal factors announced in March 2008 that it had been negatively impacted by the current tightening in the credit markets and was required to draw on its bank credit lines to provide additional liquidity. Brookwood is monitoring its factor relationships and developing alternative strategies should economic conditions deteriorate further.

Trade receivables were $5,157,000 and $4,987,000 at December 31, 2007 and 2006, which were net of an allowance for doubtful accounts of $52,000 and $72,000, respectively.

Sales Concentration.  Sales to one Brookwood customer, Tennier Industries, Inc. (“Tennier”), accounted for more than 10% of Brookwood’s sales in each of the three years ended December 31, 2007. Its relationship with Tennier is ongoing. Sales to Tennier, which are included in military sales, were $40,844,000, $31,300,000 and $56,883,000 in 2007, 2006 and 2005, respectively, which represented 30.8%, 27.9% and 42.7% of Brookwood’s sales. Sales to another customer, ORC Industries, Inc. (“ORC”), accounted for more than 10% of Brookwood’s 2006 sales. Its relationship with ORC is ongoing. Sales to ORC, which are included in military sales, were $8,971,000, $12,609,000 and $10,099,000 in 2007, 2006 and 2005, respectively, which represented 6.8%, 11.2% and 7.6% of Brookwood’s sales.

Through 2005, military sales, including the sales to Tennier and ORC, generally comprised an increased portion of Brookwood’s total sales. Brookwood had experienced reduced military sales during 2006 and in the 2007 first quarter; however, the U.S. government released orders beginning in the 2007 second quarter, which resulted in an overall increase in 2007 military sales. Military sales accounted for $70,006,000, $53,885,000 and $72,456,000 in 2007, 2006 and 2005, respectively, which represented 52.8%, 48.0% and 54.4% of Brookwood’s sales.

Research and Development.  Research and development expenses were approximately $605,000 in 2007, $594,000 in 2006 and $335,000 in 2005.

Stockholders’ Equity.  The Company is the holder of all of Brookwood’s outstanding $13,500,000 Series A, $13.50 annual dividend per share, redeemable preferred stock and all of its 10,000,000 outstanding shares of common stock. The preferred stock has a liquidation preference of $13,500,000 plus accrued but unpaid dividends. At December 31, 2007, cumulative dividends in arrears on the preferred stock amounted to approximately $6,053,000.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (the “2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $19,553,000 at December 31, 2007). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction is completed (exclusive of any such

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 6 —	Investment in Hallwood Energy, L.P. and Predecessor Affiliates

Investments in Hallwood Energy, L.P. as of the balance sheet dates were as follows (in thousands):

	Cost as of	Amount at Which		Equity Income (Loss) for the
	December 31,	Carried at December 31,		Years Ended December 31,
Description of Investment	2007	2007	2006	2007	2006	2005

Hallwood Energy, L.P.
— Limited partner interest	$61,468	—	$39,859	$(50,945)	$(10,417)	$(106)
— General partner interest	13	—	5	(12)	(1)	—
— Convertible note	5,000	—	—	(5,000)	—	—

	$66,481	—	$39,864	$(55,957)	$(10,418)	$(106)

At December 31, 2007, the Company owned approximately 23% (18% after consideration of profit interests) of Hallwood Energy. The limited partner interest was comprised of $50,384,000 in Class A partner interest and $11,084,000 in Class C preferred partner interest at December 31, 2007. The Company accounts for this investment using the equity method of accounting and records its pro rata share of Hallwood Energy’s net income (loss) and partner capital transactions.

During the year ended December 31, 2007, Hallwood Energy recorded impairments of oil and gas properties of $31,680,000 in the first quarter and $191,322,000 in the fourth quarter. The Company recorded its proportionate share of such impairments through the equity method of accounting. Principally due to the recording of these impairments, the Company’s carrying value of its investment in Hallwood Energy at December 31, 2007 has been reduced to zero.

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

During 2007, the Company invested an additional $11,093,000 in Hallwood Energy, of which $2,000 was invested in January 2007, $6,744,000 in April 2007, $2,501,000 in June 2007 and $1,846,000 in September 2007. At December 31, 2007, the Company recorded an additional investment of $5,000,000 with a corresponding obligation in the same amount. The obligation was satisfied by the investment of $5,000,000 on January 11, 2008, pursuant to the terms of the Convertible Note agreement (discussed below).

The Company’s proportionate share of Hallwood Energy’s 2007 loss would have reduced the carrying value of its investment in Hallwood Energy below zero by approximately $11,700,000. The general rule for recording equity losses ordinarily indicates that the investor shall discontinue applying the equity method when the investment has been reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investee. Although no guarantee or commitment existed at December 31, 2007, the Company loaned $5,000,000 to Hallwood Energy in January 2008 to provide capital to continue regular ongoing operations of Hallwood Energy. Accordingly, the Company recorded an additional equity loss in 2007 to the extent of the $5,000,000 loan. Hallwood Energy is currently seeking additional capital and the Company has not determined to what extent, if any, that it may advance additional funds to Hallwood Energy. Due to this uncertainty and limitations on the Company’s available funds for additional investment, no additional equity loss was recorded in 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth summarized financial data of Hallwood Energy as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 (in thousands):

	2007	2006	2005

Balance Sheet Data
Cash and cash equivalents	$2,372	$25,978
Oil and gas properties, net	107,248	179,986
Total assets	115,678	214,362
Note payable	101,990	42,105
Total liabilities	146,516	54,209
Partners’ capital (deficiency)	(30,838)	160,153
Statement of Operations Data
Revenues
Natural gas sales	$4,761	$774	$—
Expenses
Impairment of oil and gas properties	223,002	28,408	—
General and administrative expenses	7,435	5,587	2,062
Operating expenses	5,789	2,076	—
Depreciation, depletion and amortization	14,805	555	211

	251,031	36,626	2,273

Operating loss	(246,270)	(35,852)	(2,273)
Other Income and Expense
Interest expense	(30,076)	(7,204)	—
Interest income	206	1,658	357
Other income (expense)	—	7	(209)
Gain from sale of oil and gas properties	—	—	2,751

	(29,870)	(5,539)	2,899

(Loss) income before income taxes	(276,140)	(41,391)	626
Income tax expense	273	—	—

Net (Loss) Income	$(276,413)	$(41,391)	$626

A description of Hallwood Energy’s significant activities during 2007 is provided below:

Loan Financing.  In February 2006, Hallwood Energy entered into a $65,000,000 loan facility (the “Former Loan Facility”), and had drawn $40,000,000 as of December 31, 2006. Subsequent to December 31, 2006, Hallwood Energy was not in compliance with the proved collateral coverage ratio.

In March and April 2007, the Company loaned a total of $9,000,000 to Hallwood Energy, of which $7,000,000 was in the form of demand notes bearing interest at 6% above prime rate, and $2,000,000 was an advance that was repaid four days later with interest. In April 2007, Hallwood Energy made a request for additional capital contributions in the amount of $25,000,000 (the “April Call”). The Company and Hallwood Energy had agreed that the $7,000,000 of loans would be applied as the Company’s portion of the April Call and as such was recorded as a Class C partnership investment. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of the $7,000,000 loaned over the Company’s share of the capital contribution and related oversubscription.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2007, Hallwood Energy entered into a $100,000,000 loan facility (the “Senior Secured Credit Facility”) with a new lender (the “New Lender”), who is an affiliate of one of the investors and drew $65,000,000 from the Senior Secured Credit Facility. The proceeds were used to repay the $40,000,000 balance of the Former Credit Facility, approximately $9,800,000 for a make-whole fee and approximately $500,000 for incremental interest related to Former Credit Facility, transaction fees of approximately $200,000 and provide working capital. The Senior Secured Credit Facility is secured by Hallwood Energy’s oil and gas leases, matures on February 1, 2010, and bears interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. In conjunction with executing the Senior Secured Credit Facility, the New Lender resigned its position on the board of directors and assigned its general partner interest to the remaining members.

The Senior Secured Credit Facility provided that, if Hallwood Energy raised $25,000,000 through an equity call or through debt subordinate to the Senior Secured Credit Facility, the New Lender would match subsequent amounts raised on a dollar for dollar basis up to the remaining $35,000,000 under the Senior Secured Credit Facility through the availability termination date of July 31, 2008. During the 2007 third quarter, Hallwood Energy borrowed an additional $20,000,000 under the Senior Secured Credit and borrowed the remaining $15,000,000 availability in October 2007. Accordingly, the Senior Secured Credit Facility was fully funded with an outstanding balance of $100,000,000 at December 31, 2007.

The Senior Secured Credit Facility contains various financial covenants, including maximum general and administrative expenses and current and proved collateral coverage ratios. The proved collateral coverage ratio test is effective June 30, 2008, and each quarter thereafter. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by Hallwood Energy. In October 2007, Hallwood Energy entered into an amendment of the Senior Secured Credit Facility to modify the calculation of the current ratio to include certain capital funding commitments.

The Senior Secured Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. The New Lender received warrants exercisable for 2.5% of the partnership interests at an exercise price of 2.5% of 125% of the amount of the total capital contributed to Hallwood Energy at December 31, 2006.

On January 2, 2008, the outstanding $7,500,000 advance from HIL and accrued interest was converted into Class C partnership interests, consistent with the terms of the October 2007 commitment agreement.

Effective January 2008, the Hallwood Energy entered into a $30,000,000 convertible subordinated note agreement (the “Convertible Note”). The Convertible Note bears interest which accrues at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Secured Credit Facilities. The Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. A change of control redemption may also result in a make-whole provision whereby Hallwood Energy would pay a premium based on the difference between either $48,300,000 or $43,700,000 and the sum of previously made Convertible Note principal and accrued interest payments. As of March 24, 2008, $28,800,000 of the convertible subordinated notes had been subscribed for and issued. The Company subscribed for $5,000,000 of the Convertible Note and provided the funds to Hallwood Energy in January 2008.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Convertible Note lenders also received a warrant exercisable at up to $3,750,000 for an equal dollar amount of Class C interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrant is exercisable until January 21, 2011.

In January 2008, Hallwood Energy entered into the $15,000,000 Junior Credit Facility with the Senior Secured Credit Facility’s New Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Secured Credit Facilities are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Credit Facility.

The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Secured Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant becomes effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Hallwood Energy’s activities.

The Junior Credit Facility contains a make-whole provision whereby Hallwood Energy is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date.

In connection with the Junior Credit Facility, the Senior Secured Credit Facility was amended to bear and interest at the defined LIBOR rate plus 12.75% per annum beginning May 1, 2008.

Hallwood Energy did not meet the current ratio covenant and was in default of the Senior Credit Facility as of December 31, 2007. A second default event related to a commitment agreement by three partners to fund $15,000,000 by November 1, 2007, that was only partially funded. Hallwood Energy received a waiver from the New Lender for both of these default events in January 2008.

Senior Credit Facility borrowings have been included in current liabilities on Hallwood Energy’s balance sheet at December 31, 2007, as Hallwood Energy does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.

Hallwood Energy is in the process of seeking additional capital from external sources.

Equity Investments.  There are currently three classes of limited partnership interests held in Hallwood Energy:

•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of Hallwood Energy which is entered into in connection with, or which will result in, the liquidation of Hallwood Energy (the “Terminating Capital Transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest. The Class C capital contributions and unpaid priority return totaled approximately $76,922,000 and $5,706,000, respectively, at December 31, 2007.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from Terminating Capital Transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from Terminating Capital Transactions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by Hallwood Energy. At December 31, 2007 and 2006, outstanding Class B interests had rights to receive 18.6% and 18.8%, respectively, of distributions of defined available cash and net proceeds from Terminating Capital Transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

In April 2007, Hallwood Energy issued a $25,000,000 Class C equity call to its partners (the “April Call”) which was fully satisfied. Previously, Hallwood Energy received loans of $7,000,000 each from the Company and an affiliate of the New Lender. These loans were applied to the April Call. In May 2007, Hallwood Energy repaid $257,000 to the Company, which represented the excess of its $7,000,000 advanced over the Company’s share of the capital contribution and related oversubscription.

In April 2007, Hallwood Investments Limited (“HIL”), a corporation associated with Mr. Anthony J. Gumbiner, the Company’s chairman and principal stockholder, and the New Lender each committed to fund one-half of the April Call and potential additional equity or subordinated debt funding calls totaling $55,000,000 by Hallwood Energy, to the extent other investors, including the Company, did not respond to equity calls.

In May 2007, Hallwood Energy issued a $20,000,000 Class C equity call to its partners (the “May Call”), which was fully satisfied. The Company’s proportionate share of the May Call was $5,091,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only $2,501,000 towards the May Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $2,591,000 of the May Call that was not funded by the Company. In connection with the funding of this amount, Mr. Gumbiner agreed with a special committee of the board of directors of the Company that he would discuss the terms of this investment in the future.

In August 2007, Hallwood Energy issued a $15,000,000 Class C equity call to its partners (the “August Call”) which was fully satisfied. The Company’s proportionate share of the August Call was $3,683,000. Due to the fact that the Company did not have available sufficient cash, the Company contributed only one-half, or $1,842,000, towards the August Call. Because of the Company’s inability to meet its full equity call requirement, HIL funded $1,842,000 of the August Call that was not funded by the Company. In October 2007, the special committee appointed to consider HIL’s funding of these capital calls acknowledged the terms of the funding of the capital calls by HIL and determined that, in light of the circumstances, including the Company’s present inability to fund any amounts beyond those it had made, no further action was required.

As a result of the receipt of sufficient equity contributions from the April, May and August Calls, the $55,000,000 commitment from HIL and the New Lender was extinguished.

In November 2007, Hallwood Energy issued $15,000,000 of Class C partnership interest to a new equity partner. In addition, HIL, another existing investor in Hallwood Energy, and the New Lender entered into a letter agreement providing for a total of up to $15,000,000 in additional funding. Under the terms of this letter, HIL agreed to advance $7,500,000 and the other investor agreed to advance $3,000,000 to Hallwood Energy no later than November 15, 2007. These advances constituted loans to Hallwood Energy with an interest rate of 16% per annum and a maturity of March 1, 2010. The letter agreement contained a provision that permitted Hallwood Energy to repay the advances at any time without penalty in connection with a recapitalization of Hallwood Energy providing for net proceeds not less than the amount being repaid. If any part of these advances remained outstanding on January 2, 2008, then on that date the outstanding amount would automatically be converted into preferred

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnership interests having the same terms as the existing class of preferred partnership interests. In addition, if any portion of the advances was converted into preferred partnership interests on January 2, 2008, then the New Lender agreed to contribute to Hallwood Energy the same proportion of $4,500,000 in exchange for preferred partnership interests. Hallwood Energy also agreed that if any portion of the agreed funding from HIL or the other existing investor was not made, it would be an event of default under the Senior Secured Credit Facility. HIL advanced $7,500,000 in November 2007, although the other investor did not fulfill its commitment. On January 2, 2008, as per the letter agreement, HIL’s loan and accrued interest was converted into a Class C interest.

Litigation.  In early 2006, Hallwood Energy and Hallwood Petroleum entered into two two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig (the “Contracts”). These Contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC (“Eagle Domestic”), on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and Hallwood Petroleum requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. When the contractor refused to provide assurances, Hallwood Energy and Hallwood Petroleum notified the contractor that the Contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the Contracts. Since then, Eagle Domestic and its parent filed for Chapter 11 bankruptcy protection in Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action on June 11, 2007 against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $50,000,000 (the “Eagle Domestic Adversary”), based on disclosures made during the discovery phase of the case. Eagle Domestic contends that Hallwood Energy and Hallwood Petroleum breached the Contracts, tortiously interfered with Eagle Domestic’s contracts with Quicksilver Resources and disparaged Eagle Domestic. Hallwood Energy subsequently filed its answer and counterclaim in the Eagle Domestic Adversary asserting that Hallwood Energy owes nothing to Eagle Domestic, and that Eagle Domestic owes Hallwood approximately $1,688,000 in unearned pre-payment under the Contracts. A jury trial in the Eagle Domestic Adversary is currently set for April 2008.

In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and Hallwood Petroleum in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. In June 2007, the petition in the Eagle Drilling Action was amended to include various additional claims for breach of contract, negligence, tortious breach of contract and for declaratory relief against Hallwood Energy and Hallwood Petroleum. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. On October 12, 2007, Hallwood Energy filed its Notice of Removal of the Cleveland County Action in Oklahoma Bankruptcy Court, which initiated Adversary Proceeding No. 07-01209 (the “Energy Drilling Adversary”) and automatically removed the Eagle Drilling Action to the Oklahoma Bankruptcy Court. Hallwood Energy has brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling. On November 11, 2007, Eagle Drilling filed its Motion to Remand the Eagle Drilling Adversary back to Oklahoma state court, or in the alternative to abstain from hearing the claims asserted therein. On October 31, 2007, Hallwood Energy filed its Proof of Claim in the Eagle Drilling Chapter 11 Bankruptcy again asserting its approximate $1,688,000 claim. On December 6, 2007, Hallwood Energy filed its Notice of Removal of the Tarrant County Action and its Motion to Transfer Venue of the Tarrant County Action, both in the United States Bankruptcy Court for the Northern District of Texas, Forth Worth Division, which granted the relief requested in the Motion to Transfer, resulting in the initiation of Adversary Proceeding No. 08-01007 (the “Hallwood Adversary”) on or about January 18, 2008 in the Oklahoma Bankruptcy Court. On February 19, 2008, the Court held a status conference as to the Eagle Drilling Adversary and the Hallwood Adversary, at which the Debtor and Hallwood Energy and Hallwood Petroleum agreed, among other things, that

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both adversary proceedings would be consolidated under one adversary proceeding (the “Consolidated Adversary”), which would be adjudicated in the context of a jury trial to be conducted by this Court to commence in September 2008. On or about February 21, 2008, the Court approved the parties’ stipulated Order reflecting the agreements reached at the status conference. No scheduling order has yet been entered by the Oklahoma Bankruptcy Court in the Consolidated Adversary. Further, although Eagle Drilling’s counsel has stated that it anticipates attempting to amend its pleadings in the Consolidated Adversary to change or add claims against Hallwood Energy and Hallwood Petroleum, to date no such amended pleadings have been filed or served on Hallwood Energy and Hallwood Petroleum. Hallwood Energy and Hallwood Petroleum are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.

The Company’s share of certain items related to Hallwood Energy’s oil and gas producing activities is provided below (in thousands):

	As of or for the
	Years Ended December 31,
	2007	2006	2005

Capitalized costs	$23,718	$45,219	—

Costs incurred in connection with acquisition, exploration and development	$39,467	$46,739	—

Proved oil and gas reserve quantities
Natural gas (in mcf)	1,408	—	—

Standardized measure of discounted future net cash flows	$3,890	—	—

Results of operations
Natural gas revenues	$1,012	$197	—
Oil revenues	28	—	—
Gathering revenues	103	—	—
Natural gas production expense	(104)	(127)	—
Depletion expense	(3,418)	(79)	—

Results from producing activities	$(2,379)	$(9)	—

Additional Capital.  Hallwood Energy is in the process of seeking additional capital from external sources.

Hallwood Energy II, L.P.

		Amount at Which
	Cost as of	Carried at		Equity Income (Loss) for the
	December 31,	December 31,		Years Ended December 31,
Description of Investment	2007	2007	2006	2007	2006	2005

Hallwood Energy II, L.P.
— Limited partner interest	—	—	—	—	—	$417

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

Hallwood Exploration, L.P.

		Amount at Which
	Cost as of	Carried at		Equity Income (Loss) for the
	December 31,	December 31,		Years Ended December 31,
Description of Investment	2007	2007	2006	2007	2006	2005

Hallwood Exploration, L.P.
— Limited partner interest	—	—	—	—	—	$(165)

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

Hallwood Energy 4, L.P. (renamed Hallwood Energy, L.P.)

		Amount at Which
	Cost as of	Carried at		Equity income (Loss) for the
	December 31,	December 31,		Years Ended December 31,
Description of Investment	2007	2007	2006	2007	2006	2005

Hallwood Energy 4, L.P.
— Limited partner interest	—	—	—	—	—	$(124)

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hallwood Energy III, L.P.

		Amount at Which
	Cost as of	Carried at		Equity Income (Loss) for the
	December 31,	December 31,		Years Ended December 31,
Description of Investment	2007	2007	2006	2007	2006	2005

Hallwood Energy III, L.P.
— Limited partner interest	—	—	—	—	—	$(8,628)

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

Note 7 —	Loans Payable

Loans payable at the balance sheet dates were as follows (in thousands):

	December 31,
	2007	2006

Bank Debt
Working capital revolving credit facility, interest at Libor + 1.25% − 1.75% or Prime; due January 2010	$17,181	$10,432
Equipment term loans, interest at various rates; due at various dates through April 2009	185	460

Total	17,366	10,892
Current portion	(158)	(275)

Noncurrent portion	$17,208	$10,617

Revolving Credit Facility.  The Company’s Brookwood subsidiary has a revolving credit facility in an amount up to $25,000,000 with Key Bank National Association (the “Working Capital Revolving Credit Facility”). In December 2007, Brookwood entered into an amendment to this facility to increase the credit limit amount by $3,000,000 from $22,000,000 to $25,000,000. Borrowings are collateralized by accounts receivable, certain finished goods inventory, machinery and equipment and all of the issued and outstanding capital stock of Brookwood and its subsidiaries. The facility bears interest at Brookwood’s option of Prime or Libor + 1.25% − 1.75% (variable depending on compliance ratios) and contains various covenants. The interest rate was a blended rate of 6.73% and 7.48% at December 31, 2007 and 2006, respectively. The outstanding balance was $17,181,000 at December 31, 2007 and Brookwood had $7,819,000 of borrowing availability under this facility.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment Term Loans.  Brookwood has a revolving equipment credit facility in an amount up to $3,000,000 with Key Bank. Interest rates for the equipment loans varied between 5.60% and 8.20%, with a blended rate of 6.53% and 7.17% at December 31, 2007 and 2006, respectively. Monthly principal and interest payments are required for each of the borrowings. The outstanding balance at December 31, 2007 was $185,000 and Brookwood had $2,815,000 of borrowing availability under this facility.

Loan Covenants.  The Working Capital Revolving Credit Facility provides for a maximum total debt to tangible net worth ratio and a covenant that Brookwood shall maintain a quarterly minimum net income of not less than one dollar. Cash dividends and tax sharing payments to the Company are contingent upon Brookwood’s compliance with the covenants. As of the end of all interim periods in 2007 and 2006 and as of December 31, 2007 and 2006, Brookwood was in compliance with its principal loan covenants, although a waiver regarding a pro forma (inclusive of projected dividend) total debt to tangible net worth ratio for the 2007 third quarter was granted to allow a $1,500,000 dividend payment in November 2007.

Renewal of Credit Facilities.  Both of the Key Bank facilities, which had original maturities of January 2007, were renewed in March 2006 for a period of three years with a new maturity of January 30, 2010. The amounts of the respective facilities and the loan covenants were unchanged at that time; however, the interest rate on the Working Capital Revolving Credit Facility was reduced, at Brookwood’s option, from Prime plus 0.25% or Libor + 1.75% − 3.00% (variable depending on compliance ratios).

Restricted Net Assets.  Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with the Key Bank loan covenants. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $29,180,000 and $28,105,000 at December 31, 2007 and 2006, respectively.

Schedule of Maturities.  Maturities of loans payable for the next five years and thereafter are presented below (in thousands):

Years Ending December 31,	Amount

2008	$158
2009	27
2010	17,181

Total	$17,366

Note 8 —	Redeemable Preferred Stock

The Company has outstanding 250,000 shares of redeemable preferred stock (the “Series B Preferred Stock”). The holders of Series B Preferred Stock were entitled to cash dividends for the first five years in an annual amount of $0.20 per share (total annual amount of $50,000), which were paid in each of the years beginning in 1996. No dividend was paid during the three years ended December 31, 2007. For the first five years, dividends were cumulative and the payment of cash dividends on any common stock was prohibited before the full payment of any accrued dividends. Beginning in 2001, dividends accrue and are payable only if and when declared by the Board of Directors. The Series B Preferred Stock has dividend and liquidation preferences to the Company’s common stock. The shares are subject to mandatory redemption on July 20, 2010, which is fifteen years from the date of issuance, at 100% of the liquidation preference of $4.00 per share plus all accrued and unpaid dividends, and may be redeemed at any time on the same terms at the option of the Company. The holders of the shares of Series B Preferred Stock are not entitled to vote on matters brought before the Company’s stockholders, except as otherwise provided by law.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Stockholders’ Equity

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

As a result of a change in the rules of the American Stock Exchange, on which the Company’s common stock is listed, it was necessary to amend the Company’s Bylaws to permit the Company’s shares of stock to be uncertificated. The amendment was approved by the Company’s board of directors in November 2007.

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

During 2006, 4,875 shares of common stock were reissued out of treasury, in connection with the exercise of stock options by two officers and 657 common shares were purchased from an officer. The treasury stock account balance was reduced by the average cost per treasury share which aggregated $73,000.

During 2007, 9,750 shares of common stock were reissued out of treasury, in connection with the exercise of stock options by the two officers and 4,522 common shares were purchased from the two officers. The treasury stock account balance was reduced by the average cost per treasury share which aggregated $164,000.

Stock Options.  The Company established the 1995 Stock Option Plan for The Hallwood Group Incorporated which authorized the granting of nonqualified stock options to employees, directors and consultants of the Company to purchase up to 244,800 shares of common stock of the Company. The exercise prices of all options granted were at the fair market value of the Company’s stock on the date of grant, had an expiration date of ten years from date of grant and were fully vested on the date of grant. At December 31, 2007, there were 4,500 fully vested outstanding options, that expire in May 2010. The 1995 Stock Option Plan terminated on June 27, 2005. Options issued prior to the termination were not affected; however, no new options can be issued under the 1995 Plan.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” using a modified method of prospective application. Under SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. All options were fully vested as of December 31, 2005. Because all of the Company’s stock options were fully vested, there was no impact on income before taxes or net income from adopting SFAS No. 123(R). The Company granted no options in the three years ended December 31, 2007.

During 2007, two officers of the Company exercised options to purchase a total of 9,750 shares of the Company’s common stock that were scheduled to expire in 2007. The officers paid the exercise price and related tax withholding requirement by exchanging an equivalent number of common shares valued at the fair market value at the date of exercise. The net result of the exercises and exchanges was the reissuance of 5,228 shares from treasury.

In May 2006, the estate of a former officer of the Company exercised its remaining options to purchase 3,375 shares of the Company’s common stock. The Company received proceeds of $56,000 from the exercise of these options and reissued the shares out of treasury stock. The difference between the option proceeds and the average cost of reissued treasury shares was recorded as an increase in additional paid-in capital.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2006, one officer of the Company exercised options to purchase 1,500 shares of the Company’s common stock that were scheduled to expire in February 2007. The officer paid the exercise price and related tax withholding requirement by exchanging an equivalent number of common shares valued at the fair market value at the date of exercise. The net result of the exercise and exchange was the reissuance of 843 shares from treasury.

In the 2005 second quarter, the Company’s chairman and two directors exercised all of their options to purchase a total of 180,000 shares of the Company’s common stock, and three officers exercised a portion of their options to purchase an additional 4,875 shares. The Company received proceeds of $2,207,000 from the exercise of these 184,875 options. The $546,000 difference between the option proceeds of $2,207,000 and the average cost of reissued treasury shares of $2,753,000 was recorded as a reduction in retained earnings.

Option activity for the year ended December 31, 2007 and status of outstanding options are as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In years)	Value

Outstanding, January 1, 2007	14,250	$14.77

Granted	—
Exercised	(9,750)	$16.82

Forfeited	—

Outstanding, December 31, 2007	4,500	$10.31	2.42	$305,000

Options exercisable and vested at December 31, 2007	4,500		2.42	$305,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the 2007 calendar year and the exercise price, multiplied by the number of options). The intrinsic value of the options exercised during 2007 was approximately $786,000.

A summary of options granted and the changes therein for the 1995 Stock Option Plan during the three years ended December 31, 2007 are presented below:

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	14,250	$14.77	19,125	$15.10	204,000	$12.23

Granted	—		—		—
Exercised	(9,750)	$16.82	(4,875)	$16.09	(184,875)	$11.94

Forfeited	—		—		—
Reacquired	—		—		—

Outstanding, end of year	4,500	$10.31	14,250	$14.77	19,125	$15.10

The Company did not grant any stock options and all options outstanding were fully vested and exercisable in the three year period ended December 31, 2007; therefore, no pro forma amounts are required to be reported.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Proposal and Subsequent Withdrawal of Plan of Liquidation

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

In November 2007, Mr. Gumbiner advised the special committee that because his proposal to purchase the Company’s interest in Hallwood Energy could conflict with Hallwood Energy’s effort to obtain additional capital (as described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources”), among other things, he has withdrawn his proposal that the board consider a liquidation of the Company. The board of directors determined that the special committee would continue to consider the Company’s strategic alternatives with respect to Brookwood, however, and engaged a financial advisor in December 2007 to assist the special committee in developing and considering the various alternatives. There can be no assurance that the special committee will recommend that the Company take any action with respect to Brookwood, or that any transaction will be completed.

Note 11 —	Income Taxes

Following is a schedule of the income tax expense (benefit) (in thousands):

	Years Ended December 31,
	2007	2006	2005

Federal
Current	$(14,294)	$(2,189)	$13,688
Deferred	(2,998)	(1,032)	3,933

Sub-total	(17,292)	(3,221)	17,621
State
Current	610	242	779
Deferred	53	(9)	110

Sub-total	663	233	889

Total	$(16,629)	$(2,988)	$18,510

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the expected tax or (benefit) at the statutory tax rate to the recorded tax or (benefit) are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Expected tax expense (benefit) at the statutory tax rate	$(16,814)	$(3,303)	$15,698
Increase in deferred state tax asset valuation allowance	2,000	—	—
State taxes	(1,545)	154	578
Other	(299)	41	2,236
Permanent items	29	120	—
Foreign loss not taxable	—	—	(2)

Recorded tax or (benefit)	$(16,629)	$(2,988)	$18,510

The net deferred tax asset was $4,600,000 and $1,655,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, the deferred tax asset was comprised of $3,756,000 attributable to temporary differences (including $1,406,000 associated with the Company’s investment in Hallwood Energy), that upon reversal, can be utilized to offset income from operations and $844,000 of alternative minimum tax credits. The 2006 amount was attributable to temporary differences of $1,124,000 and alternative minimum tax credits of $531,000.

In 2007, the Company reported a taxable loss, principally attributable to the flow-through of its pro-rata partnership losses from its Hallwood Energy investment. Hallwood Energy anticipates reporting a taxable loss in excess of $200,000,000, principally from a significant amount of intangible drilling costs and an impairment charge related to the early lease surrenders and writedowns of Arkansas leaseholds associated with low or non-prospective oil and gas leases and costs related to its Louisiana properties. It is anticipated that the 2007 taxable loss will be carried back to the 2005 tax year for a refund, and as a result the Company recorded a federal current tax benefit.

The Company reported a taxable loss in 2006, principally attributable to significant amount of intangible drilling costs from its Hallwood Energy investment which was carried back to the 2004 tax year and as a result recorded a federal current tax benefit of $2,189,000. The Company reported significant taxable income in 2005, principally attributable to the gain from disposition of its investment in HE III and incurred federal current tax expense of $13,688,000.

The federal income tax receivable was $12,239,000 and $3,861,000 and net state taxes receivable were $68,000 and $200,000 at December 31, 2007 and 2006, respectively. The Company received federal income tax refunds of $5,888,000 in 2007, comprised of $1,376,000 attributable to the return of estimated tax payments and $4,512,000 from the carryback of the 2006 taxable loss.

At December 31, 2007, the Company has approximately $5,985,000 and $56,925,000 of net operating loss carryforwards for federal and state income tax purposes, respectively. The Company’s net operating loss carryforward for federal income tax purposes was approximately $786,000 greater that its net operating loss carryforward for financial reporting purposes due to the Company’s inability to realize excess tax benefits under SFAS 123(R) until such benefits reduce income taxes payable. The federal net operating loss carryforward will expire in 2027. The state net operating loss carryforwards will begin to expire in 2011 and through 2021. The Company has a tax credit for the state of Texas in the approximate amount of $670,000 which can be utilized over a period of 20 years at prescribed levels permitted by Texas. At December 31, 2007, the Company has approximately $844,000 of alterative minimum tax credit carryforwards for federal income tax purposes. This alternative minimum tax credit carries forward indefinitely.

Financial statement deferred tax assets must be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company believes that the deferred state tax assets in the amount of $2,040,000 may not be realized, therefore

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has recorded a valuation allowance of $2,000,000 as of December 31, 2007. There was no valuation allowance as of December 31, 2006.

The Internal Revenue Service completed an examination of the Company’s consolidated income tax returns for the years ended December 31, 2004 and 2005. The IRS proposed adjustments that resulted in a tax assessment of $61,000 for 2004 and $103,000 for 2005, with associated interest costs of $15,000. No penalties were assessed. The Company paid the assessed tax and interest in December 2006.

In May 2006, the Governor of the State of Texas signed into law a Texas margin tax (“H.B. No. 3”) which restructures the state business by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component. Because the tax base on the Texas margin tax is derived from an income-based measure, the Company believes the margin tax is an income tax and, therefore, the provisions of SFAS No. 109 regarding the recognition of deferred taxes apply to the new margin tax. In accordance with SFAS No. 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date. Although the effective date of H.B. No. 3 is January 1, 2008, certain effects of the change should be reflected in the financial statements of the first interim or annual reporting period that includes May 18, 2006. H.B. No. 3 also created provisions allowing for future credits against the margin tax. The Company has recorded a net deferred tax asset of $442,000 as of December 31, 2007 relating to this future credit which has a full valuation allowance since the Company believes that it is more likely than not that the benefits of the credit will not be realized.

A schedule of the types and amounts of existing temporary differences and NOL’s, at the blended statutory tax rate of 34%, as of the balance sheet dates are as follows (in thousands):

	Deferred Tax Asset, Net
	December 31,		December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities

Net operating loss carryforward — federal	$2,035	$—	$—	$—
Net operating loss carryforward — state	2,000	—	—	—
Equity in earnings of unconsolidated affiliates	1,248	—	696	—
Reserves recorded for financial statement purposes and not for tax purposes	1,035	—	1,024	—
Tax credits	844	—	531	—
Depreciation and amortization	—	562	—	596

Deferred tax assets and liabilities	7,162	$562	2,251	$596

Less: Deferred tax liabilities	(562)		(596)

	6,600		1,655
Less: Valuation allowance	(2,000)		—

Deferred tax asset, net	$4,600		$1,655

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Supplemental Disclosures to the Consolidated Statements of Cash Flows

The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

Supplemental schedule of non-cash investing and financing activities.

	Years Ended December 31,
	2007	2006	2005

Change in payable — additional investment in Hallwood Energy	$5,000	$—	$—

Change in accrued capital expenditures in accounts payable	$361	$162	$—

Income tax effect from exercise of stock options:
Income taxes payable	$—	$(187)	$(1,466)
Additional paid-in capital	—	187	1,466

	$—	$—	$—

Contribution of receivable as investment in Hallwood Energy	$—	$452	$—

Increase in value of available — for— sale marketable securities	$(55)	$55	$—

Transfer of HPL net assets to officers of the energy affiliates:
Restricted cash	—	—	$218
Prepaids, deposits and other assets	—	—	85
Property, plant and equipment, net	—	—	588
Other noncurrent assets	—	—	138
Accounts payable	—	—	(584)
Accrued expenses and other current liabilities	—	—	(445)

	$—	$—	$—

Supplemental disclosures of cash payments
Interest paid	$1,138	$594	$455

Income taxes (refunded) paid	$(5,523)	$608	$15,158

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Computation of Income (Loss) Per Common Share

The following table reconciles weighted average shares outstanding from basic to diluted and reconciles net income (loss) used in the computation of income (loss) per share for the basic and diluted methods (in thousands):

	Years Ended December 31,
	2007	2006	2005

Weighted Average Shares Outstanding
Basic	1,519	1,514	1,446
Potential shares from assumed exercise of stock options	—	—	88
Potential repurchase of shares from stock options proceeds	—	—	(26)

Diluted	1,519	1,514	1,508

Net Income (Loss)
Basic and diluted	$(32,825)	$(6,725)	$26,342

Due to the net losses for the years ended December 31, 2007 and 2006, potential shares from assumed exercise of stock options of 4,500 shares and 14,000 shares, respectively, were antidilutive.

Note 14 —	Fair Value of Financial Instruments

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

Management has reviewed the carrying value of its loans payable in connection with interest rates currently available to the Company for borrowings with similar characteristics and maturities. Management has determined that the estimated fair value of the loans payable would be approximately $17,359,000 and $10,881,000 at December 31, 2007 and 2006, compared to the carrying value of $17,366,000 and $10,892,000, respectively.

The fair value information presented as of December 31, 2007 and 2006 is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 —	Related Party Transactions

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

A summary of the fees and expenses related to HIL and Mr. Gumbiner are detailed below (in thousands):

	Years Ended December 31,
	2007	2006	2005

Consulting fees	$996	$996	$989
Office space and administrative services	182	463	557
Travel expenses	70	267	257
Bonus	—	—	5,000

Total	$1,248	$1,726	$6,803

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

HIL shares common offices, facilities and certain staff in its Dallas office with the Company. The Company pays certain common general and administrative expenses and charges HIL an overhead reimbursement fee for its allocable share of the expenses. For the years ended December 31, 2007, 2006 and 2005, HIL reimbursed the Company $155,000, $142,000 and $113,000, respectively, for such expenses.

In April 2007, HIL committed to fund one-half of potential additional equity or subordinated debt funding calls totaling $55,000,000, or $27,500,000, by Hallwood Energy, to the extent other investors, including the Company, did not respond to a call. In June 2007, HIL funded that portion of the Company’s share of the May Call that the Company did not fund in the amount of $2,591,000 and contributed, along with the New Lender, an additional amount in August 2007 to fully satisfy the May Call, to the extent other Hallwood Energy investors did not respond to the May Call. In September 2007, HIL funded that portion of the Company’s share of the August Call in the amount of $1,842,000 that the Company did not fund and contributed an additional amount, along with the New Lender, in September 2007 to fully satisfy the August Call, to the extent other Hallwood Energy investors did not respond to the August Call. In September 2007, the $55,000,000 commitment from HIL and the New Lender expired as a result of the receipt of sufficient equity contributions from the April Call, May Call and August Call.

In November 2007, HIL committed to fund $7,500,000 of additional equity to Hallwood Energy no later than November 15, 2007. HIL funded the full $7,500,000 in November under this agreement, with Hallwood Energy executing a promissory note bearing interest at 16% per annum. On January 2, 2008, as per the commitment agreement, the outstanding amount plus accrued interest was automatically converted into Class C partnership interest.

In January 2008, HIL funded $5,000,000 to Hallwood Energy in connection with a $30,000,000 issue of Convertible Notes. The terms of the Convertible Note agreement are discussed in the section entitled “Investments in and Loans to Hallwood Energy”. As of March 1, 2008, HIL and one of its affiliated entities have invested $19,156,000 in Hallwood Energy.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hallwood Energy.  Beginning August 1, 2005, Hallwood Energy and its predecessor entities shares common offices, facilities and certain staff in its Dallas office with the Company. Hallwood Energy reimburses the Company for its allocable share of the expenses. For the years ended December 31, 2007 and 2006 and the five month period ended December 31, 2005, Hallwood Energy reimbursed the Company $297,000, $311,000 and $59,000, respectively, for such expenses.

Note 16 —	Litigation, Contingencies and Commitments

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

In June 2007, RIDEM issued a Notice Of Violation (“NOV”) to Kenyon, alleging that the Company violated certain provisions of its wastewater discharge permit and seeking an administrative penalty of $79,000. Kenyon

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed an Answer and Request for Hearing to dispute certain allegations in the NOV and the amount of the penalty. The informal meeting was held in August 2007 and settlement negotiations are ongoing.

Commitments.  Total lease expense for noncancelable operating leases was $1,135,000, $1,227,000 and $812,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company leases certain buildings and equipment. The leases generally require the Company to pay property taxes, insurance and maintenance of the leased assets. The Company shares certain executive office facilities with Hallwood Energy and HIL and pays a proportionate share of the lease expense.

At December 31, 2007 aggregate minimum annual rental commitments under noncancelable operating leases having an initial or remaining term of more than one year, were as follows (in thousands):

Years Ending
December 31,	Amount

2008	$1,146
2009	791
2010	758
2011	359
2012	371
Thereafter	1,361

Total	$4,786

Employment Contracts.  The Company and its Brookwood subsidiary have compensation agreements with various personnel and consultants. Generally, the agreements extend for one-year terms and are renewable annually.

2005 Long-Term Incentive Plan for Brookwood.  In December 2005, the Company adopted The Hallwood Group Incorporated 2005 Long-Term Incentive Plan for Brookwood Companies Incorporated (“2005 Long-Term Incentive Plan for Brookwood”) to encourage employees of Brookwood to increase the value of Brookwood and to continue to be employed by Brookwood. The terms of the incentive plan provide for a total award amount to participants equal to 15% of the fair market value of consideration received by the Company in a change of control transaction, as defined, in excess of the sum of the liquidation preference plus accrued unpaid dividends on the Brookwood preferred stock (approximately $19,553,000 at December 31, 2007). The base amount will fluctuate in accordance with a formula that increases by the amount of the annual dividend on the preferred stock, currently $1,823,000, and decreases by the amount of the actual dividends paid by Brookwood to the Company. However, if the Company’s board of directors determines that certain specified Brookwood officers, or other persons performing similar functions do not have, prior to the change of control transaction, in the aggregate an equity or debt interest of at lease two percent in the entity with whom the change of control transaction is completed, then the minimum amount to be awarded under the plan shall be $2,000,000. In addition, the Company agreed that, if members of Brookwood’s senior management do not have, prior to a change of control transaction is completed in the aggregate an equity or debt interest of at least two percent in the entity with whom the change of control transaction (exclusive of any such interest any such individual receives with respect to his or her employment following the change of control transaction), then the Company will be obligated to pay an additional $2,600,000.

Note 17 —	Segment and Related Information

The Company is a holding company and classifies its continuing business operations into two reportable segments; textile products and energy. Both segments have different management teams and infrastructures that engage in different businesses and offer different services. See Notes 5 and 6.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents the Company’s reportable amounts by business segment, as of and for the three years ended December 31, 2007 (in thousands):

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2007
Total revenue from external sources	$132,497			$132,497

Operating income (loss)	$12,464		$(5,214)	$7,250

Other income (loss), net	$(1,145)	$(55,865)	$306	(56,704)

Loss before income taxes				$(49,454)

Identifiable assets, December 31, 2007	$66,197			$66,197
Cash allocable to segment	178		$7,082	7,260

Segment assets	$66,375			73,457

Corporate assets			$17,288	17,288

Total assets, December 31, 2007				$90,745

Depreciation and amortization	$2,098		$31	$2,129

Capital expenditures/acquisitions	$2,306		$52	$2,358

Year Ended December 31, 2006
Total revenue from external sources	$112,154			$112,154

Operating income (loss)	$5,588		$(4,816)	$772

Other income (loss), net	$(602)	$(10,435)	$552	(10,485)

Loss before income taxes				$(9,713)

Identifiable assets, December 31, 2006	$51,720	$39,864		$91,584
Cash allocable to segment	387	—	$9,667	10,054

Segment assets	$52,107	$39,864		101,638

Corporate assets			$5,959	5,959

Total assets, December 31, 2006				$107,597

Depreciation and amortization	$1,844		$20	$1,864

Capital expenditures/acquisitions	$4,149		$48	$4,197

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Textile
	Products	Energy	Other	Consolidated

Year Ended December 31, 2005
Total revenue from external sources	$133,108	$1,499		$134,607

Operating income (loss)	$11,677		$(11,624)	$53

Other income (loss), net	$(545)	$43,812	$1,532	44,799

Income before income taxes				$44,852

Identifiable assets, December 31, 2005	$48,132	$40,854		$88,986
Cash allocable to segment	281	—	$16,367	16,648

Segment assets	$48,413	$40,854		105,634

Corporate assets			$3,167	3,167

Total assets, December 31, 2005				$108,801

Depreciation and amortization	$1,738	$97	$15	$1,850

Capital expenditures/acquisitions	$2,654	$69	$3	$2,726

Note 18 —	Employee Benefit Retirement Plans

The Company maintains a contributory, tax-deferred 401(k) tax favored savings plan covering substantially all of its non-union employees. The plan provides that (i) eligible employees may contribute up to 15% of their compensation to the plan; (ii) the Company’s matching contribution is discretionary, to be determined annually by the Company’s Board of Directors; and (iii) excludes highly compensated employees from a matching contribution, although this group receives a compensatory bonus in lieu of such contribution and diminution of related benefits. Amounts contributed by employees are 100% vested and non-forfeitable. The Company’s matching contributions, which were 50% of its employees’ contributions up to the first 6% contributed, for each of the three years ended December 31, 2007, vest at a rate of 20% per year of service and become fully vested after five years. Brookwood has a separate 401(k) plan which is similar to the Company’s plan. Aggregate contributions to the plans for the years ended December 31, 2007, 2006 and 2005, respectively, were $274,000, $273,000 and $283,000, respectively.

Brookwood’s union employees belong to a pension fund maintained by their union. The Company contributes $108 per month ($90 per month prior to March 2007), per employee to the fund. Total contributions for the three years ended December 31, 2007 were $310,000, $310,000 and $306,000, respectively.

Note 19 —	Cash Dividends

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

Note 20 —	Summary of Quarterly Financial Information (Unaudited)

Results of operations by quarter for the years ended December 31, 2007 and 2006, are summarized below (in thousands, except per share amounts):

	Year Ended December 31, 2007
	March 31	June 30	September 30	December 31

Operating revenues	$28,308	$32,065	$32,576	$39,548
Other income (loss)	(10,536)	(2,021)	(1,540)	(42,607)
Gross profit	4,019	6,107	6,527	10,926
Income (loss) before income taxes	(11,121)	(641)	(292)	(37,400)
Net income (loss)	(7,324)	(573)	(367)	(24,561)
Comprehensive income	(55)	—	—	—
Per share data:
Net income (loss)
Basic	(4.83)	(0.38)	(0.24)	(16.15)
Diluted	(4.83)	(0.38)	(0.24)	(16.15)

	Year Ended December 31, 2006
	March 31	June 30	September 30	December 31

Operating revenues	$30,775	$28,698	$25,055	$27,626
Other income (loss)	(359)	(692)	(670)	(8,764)
Gross profit	5,956	4,700	4,120	4,244
Income (loss) before income taxes	947	(624)	(1,254)	(8,782)
Net income (loss)	464	(499)	(848)	(5,842)
Comprehensive income	—	—	—	55
Per share data:
Net income (loss)
Basic	0.31	(0.33)	(0.56)	(3.86)
Diluted	0.30	(0.33)	(0.56)	(3.86)

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 2007.  In the first nine months of 2007, Hallwood Energy reported a loss of $54,602,000, which included an impairment of its oil and gas properties of $31,680,000 and interest expense of $17,913,000. The Company recorded its proportionate share of such loss in the amount of $13,648,000.

In the 2007 fourth quarter, Hallwood Energy reported a loss of $221,811,000, which included an impairment of its oil and gas properties of $191,322,000, related to the early lease surrenders and writedowns of Arkansas leaseholds associated with low or non-prospective oil and gas leases and approximately $52,829,000 related to its Louisiana properties. The Company recorded its proportionate share of such loss, to the extent of its carrying value, in the amount of $42,309,000.

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

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(In thousands)

	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$7,082	$9,667
Federal income tax receivable	12,239	3,861
Tax receivable from subsidiary	1,734	—
Deferred income tax, net	931	860
Receivables and other current assets	355	242

	22,341	14,630
Noncurrent Assets
Investments in Hallwood Energy, net	—	39,864
Investments in subsidiaries	29,230	28,156
Deferred income tax, net	3,629	751
Other noncurrent assets	85	196

	32,944	68,967

Total Assets	$55,285	$83,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Payable — additional investment in Hallwood Energy	$5,000	$—
Accounts payable and accrued expenses	460	177
Income taxes payable	13	31
Tax payable to subsidiary	—	423

	5,473	631
Noncurrent Liabilities
Redeemable preferred stock	1,000	1,000

Total Liabilities	6,473	1,631
Stockholders’ Equity
Common stock	240	240
Additional paid-in capital	56,469	56,451
Accumulated other comprehensive income	—	55
Retained earnings	5,576	38,401
Treasury stock, at cost	(13,473)	(13,181)

Total Stockholders’ Equity	48,812	81,966

Total Liabilities and Stockholders’ Equity	$55,285	$83,597

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Revenues	$—	$—	$—

Expenses	5,206	4,810	11,019

Operating Loss	(5,206)	(4,810)	(11,019)

Other Income (Loss)
Investments in Hallwood Energy and affiliates
Equity loss	(55,957)	(10,418)	(8,500)
Interest income	92	—	—
Equity in net income of subsidiaries	7,067	3,159	5,764
Interest and other income	307	566	1,539
Interest expense	(1)	(15)	—
Gain (loss) from disposition of investments in energy affiliates:
HE III	—	(17)	52,425
HEC	—	—	(113)

	(48,492)	(6,725)	51,115

Income (loss) before income taxes	(53,698)	(11,535)	40,096
Income tax expense (benefit)	(20,873)	(4,810)	13,754

Net Income (Loss)	$(32,825)	$(6,725)	$26,342

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Net Income (Loss)	$(32,825)	$(6,725)	$26,342
Other Comprehensive Income (Loss)
Unrealized increase in fair value of marketable securities	(55)	55	—

Comprehensive Income (Loss)	$(32,880)	$(6,670)	$26,342

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE I — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8,789	$2,398	$(6,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Hallwood Energy and affiliates	(11,093)	(8,975)	(40,556)
Return of (additional) investment in subsidiaries	(7)	(259)	(285)
Proceeds from sale of investment in HE III	—	—	55,648
Proceeds from sale of investment in HEC	—	—	387

Net cash (used in) provided by investing activities	(11,100)	(9,234)	15,194

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	165	79	2,207
Purchase of common stock for treasury	(439)	(73)	—
Excess tax benefits from share-based payment arrangement	—	187	—
Cash dividends on common stock	—	—	(66,113)

Net cash (used in) provided by financing activities	(274)	193	(63,906)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,585)	(6,643)	(54,886)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,667	16,310	71,196

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,082	$9,667	$16,310

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

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental schedule of non-cash investing and financing activities.  The following transactions affected recognized assets or liabilities but did not result in cash receipts or cash payments (in thousands):

	Years Ended December 31,
Description	2007	2006	2005

Change in payable — additional investment in Hallwood Energy	$5,000	$—	$—

Income tax effect from exercise of stock options:
Income taxes payable	$—	$(187)	$(1,466)
Additional paid-in capital	—	187	1,466

	$—	$—	$—

Increase in value of available-for-sale marketable securities	$(55)	$55	$—

Contribution of receivable as investment in Hallwood Energy	$—	$452	$—

Supplemental disclosures of cash payments.
Income taxes (refunded) paid	$(5,780)	$206	$14,620

Interest paid	$—	$15	$—

The “Notes to Consolidated Financial Statements of The Hallwood Group Incorporated and Subsidiaries” are an integral part of these statements.

See accompanying “Notes to Condensed Financial Information of Registrant”.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 —	Basis of Presentation

Schedule I, Condensed Financial Information of Registrant, is to be included in Securities and Exchange Commission (“SEC”) filings when restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets at the end of the latest fiscal year. Cash dividends and tax sharing payments by Brookwood to the Company are contingent upon compliance with loan covenants in Brookwood’s Working Capital Revolving Credit Facility. This limitation on the transferability of assets constitutes a restriction of Brookwood’s net assets, which were $29,180,000 at December 31, 2007 and exceed 25% of the Company’s consolidated net assets.

Pursuant to the rules and regulations of the SEC, the condensed financial statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In addition, for purposes of this schedule, the investments in majority owned subsidiaries are accounted for using the equity method of accounting which is not in accordance with accounting principles generally accepted in the United States of America. It is, therefore suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s annual report as referenced in Form 10-K, Part II, Item 8.

Note 2 —	Dividends From Subsidiary

The Company received dividends from its Brookwood subsidiary of $6,000,000, $6,000,000 and $8,000,000 in 2007, 2006 and 2005, respectively. The Company also received a dividend payment of $1,500,000 in March 2008.

Note 3 —	Litigation, Contingencies and Commitments

See Note 16 to the consolidated financial statements.

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

		Charged to
	Balance,	(Recovery of)	Charged		Balance,
	Beginning	Costs and	to Other		End of
	of Year	Expenses	Accounts	Deductions	Year

Textile Products
Allowance for losses — accounts receivable
Year ended December 31, 2007	$72	$(5)	$—	$(15)	$52
Year ended December 31, 2006	64	68	—	(60)	72
Year ended December 31, 2005	253	(189)	—	—	64

Obsolescence reserve — inventories
Year ended December 31, 2007	$857	$(108)	$—	$—	$749
Year ended December 31, 2006	574	283	—	—	857
Year ended December 31, 2005	1,101	(527)	—	—	574

Deferred Tax Asset
Valuation allowance
Year ended December 31, 2007	$—	$—	$2,000	$—	$2,000
Year ended December 31, 2006	—	—	—	—	—
Year ended December 31, 2005	—	—	—	—	—

Hallwood Energy, L.P. and Subsidiaries

Consolidated Financial Statements
as of December 31, 2007 and 2006 and for the
Years Ended December 31, 2007, 2006, and 2005, and
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hallwood Energy, L.P.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Hallwood Energy, L.P. and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership’s difficulties in meeting its loan agreement covenants and need to obtain additional operating funds through the issuance of debt and equity instruments raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dallas, Texas
March 31, 2008

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,371,575	$25,978,205
Restricted cash
Accounts receivable	1,434,028	57,111
Accounts receivable from affiliate	2,000
Prepaid expenses	621,695	382,318

Total current assets	4,429,298	26,417,634

PROPERTY AND EQUIPMENT:
Oil and gas properties, full-cost method of accounting:
Unevaluated properties	51,649,487	150,289,300
Work-in-progress	24,201,477	29,179,694
Evaluated properties	283,429,304	28,285,497
Office equipment, facilities, and other	14,663,684	1,125,945

	373,943,952	208,880,436
Accumulated depreciation, depletion, amortization, and impairment	(266,696,444)	(28,893,958)

Property and equipment — net	107,247,508	179,986,478

OTHER ASSETS:
Tubular inventory	3,484,935	7,263,621
Loan costs — net	429,910	607,424
Deposits	86,500	86,500

Total other assets	4,001,345	7,957,545

TOTAL ASSETS	$115,678,151	$214,361,657

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIENCY)
CURRENT LIABILITIES:
Note payable, including make-whole fee (net of unamortized discount of $9,746,239)	$101,990,401	$—
Accrued additions to property and equipment	7,024,954	9,662,449
Accounts payable and accrued expenses	26,964,431	2,119,112
Advances from third parties	2,118,160	222,715
Advances from limited partners		76,000
Revenue payables	402,141
Accounts payable to affiliate	36,100	23,173

Total current liabilities	138,536,187	12,103,449

LONG TERM LIABILITIES:
Note payable, including make-whole fee (net of unamortized discount of $981,000)		42,105,000
Partner advances	7,500,000
Deferred income tax	272,932
Asset retirement obligations	207,198

Total long term liabilities	7,980,130	42,105,000

COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ CAPITAL (DEFICIENCY):
Limited partners:
Class C (unpaid 16% return of $5,706,128)	76,914,388
Class A	(107,748,620)	160,137,193
Class B
General partner	(3,934)	16,015

Total partners’ capital (deficiency)	(30,838,166)	160,153,208

TOTAL	$115,678,151	$214,361,657

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005

REVENUES	$4,761,018	$774,046	$—

EXPENSES:
Lease operating	1,205,531	497,785
Other operating	4,583,466	1,577,742
General and administrative	7,434,901	5,587,261	2,062,056
Depreciation, depletion, and amortization	14,800,685	553,827	211,199
Impairment of oil and gas properties	223,001,801	28,408,359
Accretion of asset retirement obligations	4,644	1,450

Total expenses	251,031,028	36,626,424	2,273,255

OPERATING LOSS	(246,270,010)	(35,852,378)	(2,273,255)

OTHER (EXPENSE) INCOME:
Interest (expense)	(30,076,268)	(7,204,469)
Interest income	205,756	1,657,785	357,228
Gain (loss) from sale of office equipment and other		7,501	(208,801)
Gain from sale of oil and gas properties			2,751,090

Total other (expense) income	(29,870,512)	(5,539,183)	2,899,517

(Loss) income before income taxes	(276,140,522)	(41,391,561)	626,262
Income tax expense	272,932

NET (LOSS) INCOME	$(276,413,454)	$(41,391,561)	$626,262

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIENCY)
YEARS ENDED DECEMBER 21, 2007, 2006, AND 2005

	Limited Partners		General
	Class C	Class A	Partner	Total

BALANCE — January 1, 2005	$—	$16,236,659	$64,167	$16,300,826
Net income		626,199	63	626,262
Partners’ capital contributions		139,540,777	13,955	139,554,732
Adjustment to general partner and limited partner split upon merger of predecessor partnerships		62,537	(62,537)	—

BALANCE — December 31, 2005	—	156,466,172	15,648	156,481,820
Net loss		(41,387,422)	(4,139)	(41,391,561)
Partners’ capital contributions		45,058,443	4,506	45,062,949

BALANCE — December 31, 2006	—	160,137,193	16,015	160,153,208
Net loss		(276,385,813)	(27,641)	(276,413,454)
Issuance of warrants		8,500,000		8,500,000
Partners’ capital contributions	76,914,388		7,692	76,922,080

BALANCE — December 31, 2007	$76,914,388	$(107,748,620)	$(3,934)	$(30,838,166)

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(276,413,454)	$(41,391,561)	$626,262
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	14,800,685	553,827	211,199
Accretion of asset retirement obligations	4,644	1,450
Loan cost amortization	740,321	134,555
Loan discount amortization	2,128,434	422,000
Change in fair value of make-whole fee	9,342,968	1,683,000
Impairment of oil and gas properties	223,001,801	28,408,359
Impairment of tubular inventory	1,151,751
(Loss) gain from sale of office equipment and other		(7,501)	208,801
(Loss) from sale of oil and gas properties			(2,751,090)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,378,917)	123,070	55,642
Prepaid expenses	(239,377)	(281,252)	(97,224)
Accounts payable and accrued expenses and other liabilities	25,520,392	1,692,491	(372,250)
Accounts payable to affiliate	12,927	23,173	(637,008)
Advances from third parties	1,895,445	(87,462)	310,177

Net cash provided by (used in) operating activities	567,620	(8,725,851)	(2,445,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(167,392,702)	(179,088,972)	(53,355,013)
Additions to office equipment, facilities, and other	(105,755)	(492,541)	(148,021)
Proceeds from sale of oil and gas properties		36,795,795	3,000,000
Proceeds from sale of office equipment and other		7,501	98,950
Proceeds from sale of tubular inventory	725,181	2,856,920
Purchase (sale of) tubular inventory, net of asset sale	1,901,754	881,684	(7,344,164)
Increase (decrease) in restricted cash		76,884	(26,884)

Net cash (used in) investing activities	(164,871,522)	(138,962,729)	(57,775,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable and partner advances	107,500,000	40,000,000
Repayments of note payable and make-whole fee	(43,086,000)
Loan fees	(562,808)	(741,979)
Partners’ capital contributions	76,922,080	45,062,949	135,896,671
(Decrease) increase in advances from limited partners	(76,000)	(1,890,164)	1,966,164

Net cash provided by financing activities	140,697,272	82,430,806	137,862,835

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,606,630)	(65,257,774)	77,642,212
CASH AND CASH EQUIVALENTS — Beginning of year	25,978,205	91,235,979	13,593,767

CASH AND CASH EQUIVALENTS — End of year	$2,371,575	$25,978,205	$91,235,979

See notes to consolidated financial statements.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND NATURE OF OPERATIONS

Formation — Hallwood Energy, L.P. (“Hallwood Energy” or the “Partnership”) is a privately held independent oil and gas limited partnership organized in the state of Delaware. On December 31, 2005, Hallwood Energy was the surviving entity in the consolidation of three privately held energy partnerships: Hallwood Energy II, L.P. (HE II), Hallwood Energy 4, L.P. (HE 4), and Hallwood Exploration, L.P. (“Hallwood Exploration”). The board of directors and management of the three partnerships recommended the consolidation because they believed it would simplify the structure and operations of the affiliated partnerships, align all the investors’ interests, improve potential debt and financing opportunities, and facilitate future exit strategies. Following the completion of the consolidation, all energy activities are conducted by Hallwood Energy from its corporate office located in Dallas, TX and production offices in Searcy, AR and Lafayette, LA.

Principles of Consolidation — Hallwood Energy fully consolidates all majority owned entities into its financial statements. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2007, Hallwood Energy had three wholly owned subsidiaries:

•	Hallwood Petroleum, LLC (HPL) is a wholly owned subsidiary that serves as the drilling operations entity on behalf of Hallwood Energy. HPL is an administrative and management company to facilitate record keeping and processing; it has no financial value.

•	Hallwood Gathering, L.P. is a wholly owned subsidiary that holds pipelines and other related facilities to gather and transport production to market locations.

•	Hallwood SWD, LLC is a wholly owned subsidiary that will hold wells and facilities designed to dispose of salt water produced from the drilling and completion process.

For presentation purposes, the consolidated financial statements for the year ended December 31, 2005 includes the combined activities of HE II, HE 4, and Hallwood Exploration. The consolidated financial statements are not indicative of the financial position and results of operations that might have occurred had the entities been combined and operated as a single entity during the period presented. The consolidation was accounted for as a reorganization of entities under common control and common management. The consolidated financial statements reflect the historical costs of the combined entities.

Operations — Hallwood Energy is an upstream energy company engaging in the acquisition, development, exploration, production, and sale of hydrocarbons with a primary focus on natural gas assets. Hallwood Energy’s results of operations are and will be largely dependent on a variety of variable factors, including but not limited to fluctuations in natural gas prices, success of its exploratory drilling activities, the ability to transport and sell its natural gas, regional and national regulatory matters and the ability to secure, and price of goods and services necessary to develop its oil and gas leases.

As of December 31, 2007, Hallwood Energy’s management has classified its energy investments into three identifiable, geographical areas:

•	Central and Eastern Arkansas — primary target is the Fayetteville Shale formation,

•	South Louisiana — various projects on and around the LaPice Salt Dome, and

•	West Texas — the Barnett Shale and Woodford Shale formations in the Delaware Basin.

Hallwood Energy is or intends to be involved in the drilling, gathering and sale of oil and natural gas in each of these areas.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared on a going concern basis. At December 31, 2007, the Partnership was not in compliance with certain covenants of its loan agreement. Although the lender temporarily waived the covenants (see Notes 5 and 10), the Partnership does not expect to maintain compliance with the required ratios per the amended credit agreement unless additional funds are raised through issuance of debt and equity instruments.

Currently, the Partnership does not have adequate working capital to meet its obligations for the next 12 months. Management of the Partnership plans to seek additional debt and equity financing in excess of $100,000,000 from current and new investors to support its working capital needs and adequately fund current operations for at least the next 12 months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Management believes its estimates and assumptions will be reasonable; however, such estimates and assumptions will be subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Partnership’s estimates.

Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil and natural gas reserves used to compute depletion of natural gas properties and the related present value of estimated future net cash flows there from, estimates of production receivable based upon expectations for actual deliveries and prices received, unevaluated properties, the estimated fair value of asset retirement obligations, and the valuation of the make-whole fee and warrants associated with the note payable. Proved oil and natural gas reserves, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions, such as the market prices received for sales of volumes of oil and natural gas. Future changes to these assumptions may affect these significant estimates materially in the near term.

Property and Equipment — The Partnership began oil and gas development activities during 2006 and follows the full cost method of accounting. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, geological and geophysical expenses, dry holes, leasehold equipment and overhead charges directly related to acquisition, exploration and development activities are capitalized. There were $192,000 and $0 of capitalized internal costs associated with acquisition, exploration and development activities for the years ended December 31, 2007 and 2006, respectively.

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

Net capitalized costs are limited to the lower of unamortized cost, net of deferred tax, or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on unescalated year-end prices and costs, adjusted for contract provisions; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the cost being amortized; less (iv) income tax effects related to differences between the book and tax basis of the natural gas and crude oil properties. The Partnership has only one cost center.

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

Asset Retirement Obligations — In June 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. FASB Statement No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The costs of the tangible asset, including the initially recognized ARO, are depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Partnership’s credit-adjusted, risk-free interest rate.

In accordance with the provisions of FASB Statement No. 143, the Partnership records an abandonment liability associated with its oil and natural gas wells in the period in which it is incurred.

Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Settlements greater than or less than amounts accrued with the ARO are recovered as a gain or loss upon settlement.

In March 2005, the FASB issued Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN No. 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN No. 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Partnership’s financial position or results of operations.

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

Cash and Cash Equivalents and Supplemental Cash Flow Information — The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash paid for interest was $20,799,262, $4,962,164, and $0 in 2007, 2006, and 2005, respectively. Supplemental disclosure of non-cash investing and financing activities:

•	As of December 31, 2007, 2006, and 2005, the Partnership had an accounts payable for unproved, unevaluated leasehold costs of $7,024,954, $9,662,449, and $5,154,863, respectively.

•	During 2005, partners contributed $3,658,061, at cost, of tubular inventory to the Partnership.

Tubular Inventory — Inventory consists of various sizes and types of oil field tubular pipes and casings, used in the ordinary course of the Partnership’s drilling activities and is carried on a first-in first-out basis at the lower of cost or market. The inventory on hand at the end of each year is assessed against current market values for pipe of like size and specification on a price per foot basis. During the year ended December 31, 2006, the Partnership sold at book value, excess tubular inventory for $2,856,920. As such, no gain or loss was recognized. At December 31, 2007 it was determined that the pipe value carried on the books was in excess of market. As a result the inventory value was written down by $1,151,751 and charged to other operating expenses.

Revenue Recognition — Revenues are recognized when title to the products transfers to the purchaser. The Partnership follows the “sales method” of accounting for its commodity revenue, so that the Partnership recognizes sales revenue on all commodities sold to its purchasers, regardless of whether the sales are proportionate to the Partnership’s ownership in the property.

Income Taxes — Currently, Hallwood Energy is a non-taxable entity. Federal and most state income taxes, if any, are the responsibility of the individual partners. Accordingly, the consolidated financial statements do not include a provision for income taxes except for the Texas Margin Tax, effective for the year ending December 31, 2007, which by statute is attributable to the Partnership entity as opposed to each limited partner. Additionally, certain business and franchise taxes are also the responsibility of Hallwood Energy and its subsidiaries. These business and franchise taxes, included in general and administrative expenses, were $5,543, $1,513, and $24,680 in 2007, 2006, and 2005, respectively. Hallwood Energy’s tax returns are subject to examination by federal and state taxing authorities. If Hallwood Energy’s taxable income is ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly.

Disclosure of Fair Value of Financial Instruments — The Partnership’s financial instruments include cash, time deposits, accounts receivable, accounts payable, note payable, and accrued make-whole fee. The carrying amounts reflected in the consolidated balance sheets for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities and the note payable approximate fair value due to the short maturity of such instruments.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities — The Partnership has not entered into financial derivative instruments to hedge the price risk for the sale of its natural gas although the Partnership may, in the future, enter in to such financial instruments. The Partnership does not intend to enter into financial derivatives for trading or speculative purposes. All freestanding derivative financial instruments, including the derivative instruments embedded in other contracts if certain criteria are met, are recognized at fair value on the consolidated balance sheets. Derivative instruments that are not recognized as hedges must be adjusted to fair value through the consolidated statement of operations. Changes in the fair value of derivative instruments that are designated as cash-flow hedges are deferred in other comprehensive operations until such time that the hedged items are recognized in operations. The ineffective portion of a change in value of a derivative instrument is recognized in operations immediately.

Since February 2006, Hallwood Energy operated under two credit facilities, both of which contained make-whole provisions which are accounted for as embedded derivatives. These embedded derivatives are recognized at fair value on the consolidated balance sheet as part of the carrying value of the debt. Changes in fair value are recognized within interest expense in the consolidated statement of operations.

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

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting and reporting for income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Partnership determined that the impact of the adoption of FIN 48 on January 1, 2007 did not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. FASB Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership has not yet determined the impact this pronouncement will have on its financial statements.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. FASB Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The FASB believes the statement will improve financial reporting by providing companies the opportunity to mitigate volatility in reported earnings by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Use of the statement will expand the use of fair value measurements for accounting for financial instruments. FASB Statement No. 159 is effective for the Partnership on January 1, 2008. Although the Partnership has not yet elected to present any financial assets or liabilities at fair value under FASB Statement No. 159, it may choose to do so in the future.

4.	OIL AND GAS PROPERTIES

Classification — Oil and gas property is generally classified into three distinct categories; unevaluated, work-in-progress (WIP), and evaluated. Unevaluated property is predominately leasehold and associated cost that has not been assessed either by drilling, seismic, or other evaluation method used to determine whether there is

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic value attributable to those properties. As funds are spent to complete a well or project, the costs are classified and accumulated in WIP accounts until the asset is either placed in service or in the case of a well, determined to be productive or not. At the service or decision date, the cost in the WIP accounts, along with any associated unevaluated costs are transferred into evaluated property accounts.

Impairment — An annual assessment is performed on the unevaluated leasehold investment to ensure that there is no impairment of these assets. Considered in this assessment are the current acquisitions of similar leasehold within the geographic area as well as drilling activities performed by other operators in those areas. Additionally, a review of the remaining term of the leases is performed to ensure that there is ample time to evaluate the leasehold prior to expiration. For the evaluated property, at least annually a ceiling test is performed to determine if the economic value of the assets equals or exceeds the cost basis. If the cost exceeds the economic value, an impairment is recorded in the consolidated statement of operations for the difference.

At December 31, 2006, the unamortized cost of the Partnership’s oil and gas properties exceeded the full cost ceiling limitation by $28,408,359. An impairment charge for such amount was recorded in 2006. There is no tax effect, since the Partnership is a non-taxable entity.

At December 31, 2007, the unamortized cost of the Partnership’s oil and gas properties exceeded the full cost ceiling limitation by $223,001,801. A significant portion of the impairment charge, approximately $111,000,000, related to early lease surrenders and leasehold write-downs in Arkansas related to low or non-prospective oil and gas leases. There is no tax effect as the Partnership is a non-taxable entity.

Gain from Sale of Undeveloped Leaseholds — In July 2005, HE II completed a purchase-and-sale agreement with Chesapeake Energy Corporation (“Chesapeake”) that included undeveloped leaseholds in Johnson County, Texas, for $3,000,000. The sale was consideration in exchange for 66 individual leases covering 863 gross (835 net) acres with a cost basis of $249,000, yielding a gain on sale of $2,751,090. This gain has been included in other income (expense) as the Partnership had no development operations at the time of sale and, therefore, the properties were unevaluated.

In July 2006, the Partnership completed the sale of a 60% undivided working interest in 37 oil and gas leases (43,285 net acres) in Reeves and Culberson Counties in West Texas and a 100% ownership in seven leases (1,203 net acres) in Parker, Hood, and Tarrant Counties in North Texas to Chesapeake. Chesapeake assumed operation of these properties. The sales price of $39,652,715, including reimbursement of certain development and drilling costs, exceeded the proportionate book value of the assets by $10,160,030. No gain was recognized as required by the Partnership’s accounting policies set forth in Note 3, and accordingly, the excess amount was credited to oil and gas property.

There were no property sales of either proved or unproven assets in 2007.

Participation Agreement — During the first quarter of 2006, the Partnership entered into a participation agreement (the “Participation Agreement”) with Activa Resources, Ltd (“Activa”). Under the Participation Agreement, Activa paid $4,960,000 to the Partnership in April 2006, and the Partnership transferred to Activa an undivided 25% interest in oil and gas leases with respect to 44,219 net acres that the Partnership currently holds in East Arkansas. No gain was recognized as required by the Partnership’s accounting policies set forth in Note 3 and, accordingly, the amount was credited to oil and gas property. During the term of the Participation Agreement, the Partnership is designated as operator of the leases. As operator, the Partnership was required to commence actual drilling operations before June 2006 for the first of two initial wells. The Partnership commenced this drilling. Activa agreed to participate to the extent of its participation interest in the two initial wells and paid 50% of the first $750,000 incurred for costs associated with the drilling, completion, and equipping operations in connection with each of the initial wells.

In addition, the Participation Agreement establishes an area of mutual interest (the “AMI”) potentially covering an area of approximately 184,000 gross acres, which area includes the 44,219 acres. Pursuant to the AMI,

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Partnership will have the right to an undivided 75% participation interest, and Activa will have the right to an undivided 25% participation interest in any additional leases acquired by either of the parties within the AMI. If either party acquires any additional leases covering lands within the AMI, it must offer the other party the right to acquire its participation interest in the leases acquired. The agreement, in its entirety, expired in December 2007.

No leases were transferred or acquired by Activa under this agreement during 2007.

Unevaluated Natural Gas and Crude Oil Properties Not Subject to Amortization — Under full cost accounting, the Partnership may exclude certain unevaluated and work-in-progress costs from the amortization base pending the determination of whether proved reserves have been discovered or impairment has occurred.

Costs are transferred into the amortization base on an ongoing basis, as the projects are evaluated and proved reserves are established or impairment is determined. Pending determination of proved reserves attributable to the above costs, the Partnership cannot assess the future impact on the amortization rate. As of December 31, 2007, unevaluated and work-in-progress costs are $75,850,964. These costs will be transferred into the amortization base as the undeveloped properties and areas are evaluated. The Partnership anticipates that the majority of this activity should be completed during the next two years.

Depletion per thousands of cubic feet of natural gas equivalent (“Mcfe”) was $19.52, $3.18, and $0, for the years ended December 31, 2007, 2006, and 2005, respectively.

5.	NOTES PAYABLE

In February 2006, the Partnership entered into a $65,000,000 loan facility and immediately drew $40,000,000 from this facility. The proceeds were primarily used to acquire oil and gas leases and fund exploration and drilling activities. The loan was secured by the Partnership’s oil and gas leases, matured on January 31, 2009, and had an interest rate of London Interbank Offer Rate (LIBOR) plus 8.75% per annum (14.12% as of December 31, 2006). An additional 2% of interest was added upon continuance of any defaulting event.

The loan facility contained various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. Non-financial covenants restricted the ability of the Partnership to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans, or advances; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain partnership activities.

During 2006, the loan facility was amended twice. First, it was amended to allow for the sale of undeveloped leaseholds to Chesapeake in July 2006 (see Note 4). Second, it was amended in December 2006 to address and cure several technical loan defaults because of, among other things, the Partnership’s general and administrative expenses exceeding the maximum amount permitted under the loan facility and to extend the test dates for proved collateral coverage ratios and the make-whole payment period.

Subsequent to December 31, 2006, the Partnership was not in compliance with the proved collateral coverage ratio. The Partnership repaid the loan facility in April 2007 with proceeds borrowed from the senior secured credit facility (the “Senior Credit Facility”) discussed below.

There was a make-whole provision in the facility whereby the Partnership was required to pay the lender the present value amount of interest that would have been payable on the principal balance of the loan from the date of any prepayment through February 8, 2009. At the time of the initial drawing in February 2006, the make-whole fee was recorded at its estimated fair value of $1,403,000, and the note payable was discounted by that amount. Amortization of the discount was $422,000 during 2006 and was charged to interest expense. The note payable is presented on the December 31, 2006 consolidated balance sheet net of the unamortized discount of $981,000. At December 31, 2006, the make-whole fee had been recorded at its estimated fair value of $3,086,000, which is

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the note payable balance. The change in the fair value of the make-whole fee of $1,683,000 during 2006 has been recorded in interest expense.

In April 2007, Hallwood Energy entered into a $100,000,000 Senior Credit Facility with an affiliate of one of the investors (“New Lender”) and drew $65,000,000 from the Senior Credit Facility. The proceeds were used to repay the $40,000,000 drawn under the former loan facility, pay approximately $9,800,000 for a make-whole fee and incremental interest of approximately $500,000 to the original lender related to the $40,000,000 note payable, and transaction fees of approximately $200,000.

During the remainder of 2007 third quarter, Hallwood Energy drew the additional $35,000,000 available under the Senior Credit Facility.

Borrowings under the Senior Credit Facility are secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy has also entered into a deposit control agreement. In conjunction with executing the Senior Credit Facility, the representatives of the New Lender resigned its position on the board of directors and assigned its interest in the general partner to the remaining members.

The Senior Credit Facility contains various financial covenants, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of the Partnership to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain activities by the Partnership.

The Partnership was not in compliance with the Senior Credit Facility as of December 31, 2007, in regards to meeting the current asset ratio test of 1:1. The New Lender waived this default and amended the loan agreement accordingly (see Note 10). Borrowings under the Senior Credit Facility have been classified as a component of current liabilities as of December 31, 2007, as the Partnership does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ending December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.

The Senior Credit Facility contains a make-whole provision whereby the Partnership is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. At the time of the initial drawing of the Senior Credit Facility, the make-whole fee was recorded at its estimated fair value of $2,393,035, and the note payable was discounted by that amount. Amortization of the discount was $580,130 during 2007 and was charged to interest expense. The note payable is presented on the December 31, 2007, consolidated balance sheet net of the unamortized discount of $1,812,905. At December 31, 2007, the make-whole fee had been recorded at its estimated fair value of $11,736,282. The change in the fair value of the make-whole fee of $9,342,968 during 2007 has been recorded in interest expense.

The New Lender also received warrants exercisable for 2.5% of Class A partnership interests at December 31, 2006, for an exercise price of $6,058,000. The exercise period is ten years. The fair value of these warrants was estimated to be $8,500,000 at the time the Senior Credit Facility was entered into. This was recorded as an additional discount to the Senior Credit Facility and included as a component of the Class A interests in Partners’ Capital (Deficiency) at December 31, 2007. Amortization of the discount was $566,667 during 2007 and was charged to interest expense. The unamortized discount related to the warrants was $7,933,333 at December 31,

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. The fair value of the warrants was estimated on the date the Senior Credit Facility was entered using the Black-Scholes option pricing model with the following weighted average assumptions:

April 19, 2007

Estimated Fair Value of warrants	$10,199,172
Exercise price	$6,058,000
Term (years)	10
Wtd avg volatility	66.50%
Wtd avg risk-free interest rate	4.81%
Expected dividends	$—

In October 2007, three partners executed a commitment agreement by which the partners would fund an additional $15,000,000 by November 1, 2007. One of the partners, Hallwood Investments Limited (HIL), funded $7,500,000 under this agreement, executing a promissory note bearing 16% per annum. Two of the partners did not fund under this agreement which constituted a default condition under the Senior Credit Facility, as stipulated in the commitment agreement. This default condition was subsequently waived (see Note 10). On January 2, 2008, as per the commitment agreement, principal of $7,500,000 and accrued interest of $151,233 were converted into Class C partnership interest by HIL.

6.	PARTNERS’ CAPITAL (DEFICIENCY)

The general partner holds a 0.01% partnership interest in the Partnership and has contributed $27,909 and $20,217 at December 2007 and 2006, respectively. The partnership interests of the limited partners are in the aggregate 99.99%.

There are currently three classes of limited partnership interests held in the Partnership:

•	Class C interests bear a 16% priority return which compounds monthly. The priority return will be accrued and become payable when, as and if declared by the general partner of Hallwood Energy. Hallwood Energy does not anticipate paying any distributions in the foreseeable future. All Partnership distributions of defined available cash and defined net proceeds from any sales or other disposition of all or substantially all of the then remaining assets of the Partnership which is entered into in connection with, or which will result in, the liquidation of the Partnership (“terminating capital transaction”) must first be used to reduce any unpaid Class C priority return and capital contributions to zero. Unpaid Class C priority return and capital contributions can be converted into Class A interests based on the ratio of Class C contributions to the sum of Class A contributions and the Class C limited partner’s Class C partnership interest designated by the Class C limited partner to be converted into Class A partnership interest (“Class C conversion amount”). The Class C capital contributions and unpaid priority return totaled $76,922,080 and $5,706,128, respectively, at December 31, 2007.

•	Class A interests have certain voting rights and with the general partner would receive 100% of the distributions of available cash and net proceeds from terminating capital transactions subsequent to the payment of all unpaid Class C priority return and of all Class C capital contributions until the unrecovered capital accounts of each Class A partner interest is reduced to zero, and thereafter share in all future distributions of available cash and net proceeds from terminating capital contributions with the holders of the Class B interests.

•	Class B interests represent vested net profit interests awarded to key individuals by the Partnership. At December 31, 2007 and 2006, outstanding Class B interests had rights to receive 18.6% and 18.8%, respectively, of distributions of defined available cash and net proceeds from terminating capital transactions after the unpaid Class C priority return and capital contributions and the unreturned Class A and general partner capital contributions have been reduced to zero.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The originally assigned $8,500,000 value of the Senior Credit Facility warrants exercisable for 2.5% of the partnership interests as of December 31, 2006 is included as a component of the Class A interests in Partners’ Capital (Deficiency) at December 31, 2007.

In December 2005, Hallwood Energy solicited a Class A equity cash call totaling $90M from its partners to fund the 2006 capital drilling program, of which $9,197,607 remained uncollected as of December 31, 2005. The remaining funds were received in January 2006 and partners’ capital increased accordingly.

In April 2006, Hallwood Energy sold a 5% Class A partner interest to an affiliate of its lender at that time for $10,865,343. In December 2006, Hallwood Energy solicited and collected a Class A equity cash call totaling $25,000,000 from its partners to replenish cash and to fund the 2007 capital drilling program.

In April, July, and September of 2007, Hallwood Energy solicited and collected Class C equity cash calls of $25,000,000, $20,000,000, and $15,000,000, respectively. These three equity cash calls totaling $60,000,000 were used to replenish cash and to fund the 2007 capital drilling program.

In November 2007, Hallwood Energy issued $15,000,000 of Class C partnership interest to a new equity partner whom was subsequently elected to the general partner’s Board of Directors.

In December 2007, Hallwood Energy solicited and collected a Class C equity cash call of $1,924,000 from its partners to replenish cash.

7.	COMMITMENTS AND CONTINGENCIES

Litigation — In early 2006, Hallwood Energy and HPL entered into two two-year contracts with Eagle Drilling, LLC (“Eagle Drilling”), under which the contractor was to provide drilling rigs and crews to drill wells in Arkansas at a daily rate of $18,500, plus certain expenses for each rig (the “Contracts”). These Contracts were subsequently assigned by Eagle Drilling, LLC to Eagle Domestic Drilling Operations, LLC (“Eagle Domestic”), on or about August 24, 2006. Before that, on or about August 14, 2006, one of the masts on the rigs provided under the Contracts collapsed. Hallwood Energy and HPL requested the contractor to provide assurances that the mast on the other rig, and any mast provided to replace the collapsed mast, were safe and met the requirements of the Contracts. When the contractor refused to provide assurances, Hallwood Energy and HPL notified the contractor that the Contracts were terminated and on September 6, 2006, filed Hallwood Petroleum, LLC and Hallwood Energy, L.P. v. Eagle Drilling, LLC and Eagle Domestic Drilling Operations, LLC, in the 348th District Court of Tarrant County, Texas to recover approximately $1,688,000 previously deposited with the contractor under the Contracts. Since then, Eagle Domestic and its parent filed for Chapter 11 bankruptcy protection in Case No. 07-30426-H4-11, Jointly Administered Under Case No. 07-30424-H4-11, in the United States District Court for the Southern District of Texas. After the filing of its bankruptcy case, Eagle Domestic filed an adversary action on June 11, 2007, against Hallwood Energy and Hallwood Petroleum in the bankruptcy proceeding to recover unspecified damages, but purportedly in excess of $50,000,000 (the “Eagle Domestic Adversary”) based on disclosures made during the discovery phase of the case. Eagle Domestic contends that Hallwood breached the Contracts, tortuously interfered with Eagle Domestic’s contracts with Quicksilver Resources and disparaged Eagle Domestic. Hallwood Energy subsequently filed its answer and counterclaim in the Eagle Domestic Adversary asserting that Hallwood Energy owes nothing to Eagle Domestic, and that Eagle Domestic owes Hallwood approximately $1,688,000 in unearned pre-payment under the Contracts. A jury trial in the Eagle Domestic Adversary is currently set for April 2008. In October 2006, Eagle Drilling filed a related lawsuit against Hallwood Energy and HPL in Oklahoma state court (the “Eagle Drilling Action”) alleging damages of over $1,000,000 in connection with unpaid invoices, unpaid downtime and other damages caused as a result of the mast collapsing. In June 2007, the petition in the Eagle Drilling Action was amended to include various additional claims for breach of contract, negligence, tortuous breach of contract and for declaratory relief against Hallwood Energy and HPL. On September 20, 2007, Eagle Drilling filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of Oklahoma. On October 12, 2007, Hallwood Energy filed its Notice of Removal of the Cleveland County Action in

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oklahoma Bankruptcy Court, which initiated Adversary Proceeding No. 07-01209 (the “Energy Drilling Adversary”) and automatically removed the Eagle Drilling Action to the Oklahoma Bankruptcy Court. Hallwood Energy has brought a claim against Eagle Drilling for return of the approximately $1,688,000 in unearned pre-payment from Eagle Drilling. On November 11, 2007, Eagle Drilling filed its Motion to Remand the Eagle Drilling Adversary back to Oklahoma state court, or in the alternative to abstain from hearing the claims asserted therein. On October 31, 2007, Hallwood filed its Proof of Claim in the Eagle Drilling Chapter 11 Bankruptcy again asserting its approximate $1,688,000 claim. On December 6, 2007, Hallwood filed its Notice of Removal of the Tarrant County Action and its Motion to Transfer Venue of the Tarrant County Action, both in the United States Bankruptcy Court for the Northern District of Texas, Forth Worth Division, which granted the relief requested in the Motion to Transfer, resulting in the initiation of Adversary Proceeding No. 08-01007 (the “Hallwood Adversary”) on or about January 18, 2008 in the Oklahoma Bankruptcy Court.

On February 19, 2008, the Court held a status conference as to the Eagle Drilling Adversary and the Hallwood Adversary, at which the Debtor and Hallwood agreed, among other things, that both adversary proceedings would be consolidated under one adversary proceeding (the “Consolidated Adversary”), which would be adjudicated in the context of a jury trial to be conducted by this Court to commence in September 2008. On or about February 21, 2008, the Court approved the parties’ stipulated Order reflecting the agreements reached at the status conference. No scheduling order has yet been entered by the Oklahoma Bankruptcy Court in the Consolidated Adversary. Further, although Eagle Drilling’s counsel has stated that it anticipates attempting to amend its pleadings in the Consolidated Adversary to change or add claims against Hallwood, to date no such amended pleadings have been filed or served on Hallwood. Hallwood Energy and HPL are currently unable to determine the impact that this litigation may have on its results of operations or its financial position.

In Roddy Harrison as Trustee for the Harrison Trust v. Hallwood Energy, L.P., the plaintiffs alleged a breach of contract related to purchase of caliche and water on their property for $300,000. This property is currently operated by Chesapeake who acquired 60% of this property and had the responsibility to litigate or resolve this claim. Hallwood Energy’s exposure was capped at $300,000 under the terms of the Purchase and Sale Agreement with Hallwood Energy in July 2006. Hallwood Energy paid $125,000 in August 2007 to settle this issue. No other claims are outstanding related to this issue.

The Partnership is subject to various possible contingencies that arise primarily from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry. Such contingencies include differing interpretations as to the prices at which natural gas and crude oil sales may be made and the prices at which royalty owners may be paid for production from their leases, environmental issues, and other matters. Although management believes it has complied with the various laws and regulations, administrative rulings, and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, production rates, marketing, and environmental matters are subject to regulation by various federal and state agencies.

Sales Agreement — On May 1, 2006, the Partnership entered into a gas purchase and sales contract whereby the Partnership is to sell its natural gas production in certain counties and parishes of Arkansas, Texas, and Louisiana, respectively, to a third party reseller with the purchase price based on a percentage of the buyer’s resale price. Quantities will depend upon the amount of gas which is both received by a gathering or pipeline company and purchased by the buyer’s resale market. The term of the contract is five years and will automatically renew and extend annually until such annual extensions are cancelled by either party. There is a buyout provision with a minimum exercise price of $100,000 at the option of the Partnership. The first production sold under this agreement was in July 2007 and all of Hallwood Energy’s 2007 production was sold under this agreement.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Obligations and Commercial Commitments — The Partnership has entered into various contractual obligations and commercial commitments in the ordinary course of conducting its business operations, which are provided below as of December 31, 2007:

	Payments Due During the
	Years Ending December 31,
Contractual Obligations	2008	2009	2010	Thereafter	Total

Long term debt	$—	$—	$100,000,000	$—	$100,000,000
Interest	18,348,000	18,688,000	2,038,000		39,074,000
Long term rig contracts	28,691,000				28,691,000
Operating leases	56,300	38,800			95,100

Total	$47,095,300	$18,726,800	$102,038,000	$—	$167,860,100

The long term debt and interest obligations are attributable to the Partnership’s loan facility (see Note 5). The rig contracts consist of two rigs from Union Drilling for the Arkansas area and one Grey Wolf rig operating in South Louisiana. The day rates range from $19,200 per day to $25,700 per day. Rig contract payments were approximately $24,441,255, $17,950,000, and $1,062,000 for the years ended December 31, 2007, 2006, and 2005 respectively. The Partnership has operating leases that cover real property and certain office equipment that expire at various dates through 2009 and, in some cases, have options to extend their terms. Rent expense was approximately $187,785, $209,000, and $41,900 for the years ended December 31, 2007, 2006, and 2005, respectively.

8.	RELATED-PARTY TRANSACTIONS

The general partner is Hallwood Energy Management, LLC (HEM). HEM is owned equally by two entities: The Hallwood Group Incorporated (“HWG”) and Stratford Group 1, Ltd.

HWG is a Delaware corporation formed in September 1981 and is publicly traded on the American Stock Exchange under the ticker symbol HWG. HWG is a holding company that operates in the textile products and energy business segments.

Two directors and officers of HEM are also directors or officers of HWG, which holds approximately 23% (18% after consideration of profit interests) of the total Class A and Class C Limited Partnership Interests in the Partnership and as previously mentioned 50% interest in the general partner. In addition, certain officers and directors of HWG are investors in the Partnership and, as members of management of the Partnership, hold a Class B Limited Partnership profit interest in the Partnership. Each of these individuals held similar positions with the general partners of the predecessor entities and interests in the predecessor entities.

Beginning August 1, 2005, Hallwood Energy and its predecessor entities share leased office space, facilities, and certain staff with HWG in Dallas, Texas. Hallwood Energy reimburses HWG for its allocable share of such expenses. Hallwood Energy reimbursed HWG approximately $261,000, $309,000, and $59,000 for such expenses for 2007, 2006, and 2005, respectively.

In 2005, HPL, a wholly-owned subsidiary of Hallwood Energy, entered into a financial consulting contract with Anthony J. Gumbiner, to furnish and perform consulting and advisory services to the Partnership and its subsidiaries, including strategic planning and merger activities, for annual compensation of $200,000. Mr. Gumbiner is chairman and chief executive officer of both HWG and Hallwood Energy and chairman and managing director of HIL, as well as a Class B limited partner of Hallwood Energy. The annual amount is payable in quarterly installments. The contract automatically renews for one-year periods, if not terminated by the parties beforehand.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the Partnership held approximately $1,966,000 of funds from certain limited partners, of which $1,900,000 was applied to the December 2006 equity cash call. The remaining $66,000 has been retained to resolve a claim filed against HPL while operating HE II properties in 2005.

9.	INCOME TAXES

On May 18, 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing capital and earned surplus components of the current franchise tax with a new “taxable margin” component. The Partnership considered the impact of this tax law and determined that a deferred tax liability of $272,932 should be recorded on the consolidated balance sheet and consolidated statement of operations.

10.	SUBSEQUENT EVENTS

On January 2, 2008, the outstanding $7,500,000 HIL advance and accrued interest was converted into Class C partnership interests, consistent with the terms of the October 2007 commitment agreement (see Note 5).

Effective January 2008, the Partnership entered into a $30,000,000 convertible subordinated note agreement (the “Convertible Note”). The Convertible Note bears interest which accrues at an annual rate of 16%, which is payable on a quarterly basis after the completion of a defined equity offering and subject to the prior full payment of borrowings and accrued interest under the Senior Credit Facility and Junior Credit Facility. The Convertible Note and accrued interest may be converted into Class C interests on a dollar for dollar basis. If no Class C interests are outstanding, the Convertible Note may be converted into Class A interests or such comparable securities as may be outstanding at the same exchange ratio as the original Class C interests. Principal and unpaid interest are due on the earlier of January 21, 2011, or upon a defined change of control. A change of control redemption may also result in a make-whole provision whereby the Partnership would pay a premium based on the difference between either $48,300,000 or $45,500,000 and the sum of previously made Convertible Note principal and accrued interest payments. As of March 24, 2008, $28,800,000 of the convertible subordinated notes had been subscribed for and issued.

The Convertible Note lenders also received a warrant exercisable at up to $3,750,000 for an equal dollar amount of Class C Partnership interests, or such comparable securities as are outstanding at the time of exercise at the same exchange ratio as the original Class C interests. The warrant is exercisable until January 21, 2011.

In January 2008, Hallwood Energy entered into a $15,000,000 junior secured credit facility (the “Junior Credit Facility”) with the Senior Credit Facility’s New Lender and drew the full $15,000,000 available. The proceeds were used to fund working capital requirements and future operational activities. Borrowings under the Senior Credit Facility (see Note 5) and the Junior Credit Facility are both secured by Hallwood Energy’s oil and gas leases, mature on February 1, 2010, and bear interest at a rate of the defined LIBOR rate plus 10.75% per annum through April 30, 2008, thereafter increases to 12.75% per annum until loan maturity or prepayment. An additional 2% of interest is added upon continuance of any defaulting event. The New Lender may demand that Hallwood Energy prepay the outstanding loans in the event of a defined change of control, qualified sale or event of default, including a material adverse event. Hallwood Energy remains bound to a deposit control agreement initiated with the Senior Credit Facility.

The Junior Credit Facility contains various financial covenants, materially consistent with the Senior Credit Facility, including maximum general and administrative expenditures and current and proved collateral coverage ratios. The proved collateral coverage ratio covenant is effective June 30, 2008. Non-financial covenants restrict the ability of Hallwood Energy to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates, and otherwise restrict certain Partnership activities.

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Junior Credit Facility contains a make-whole provision whereby the Partnership is required to pay the New Lender the amount by which the present value of interest and principal from the date of prepayment through January 31, 2009, exceeds the principal amount on the prepayment date. In connection with the Junior Credit Facility, the Senior Credit Facility was amended to bear and interest at the defined LIBOR rate plus 12.75% per annum beginning May 1, 2008.

Hallwood Energy did not meet the current ratio covenant and was in default of the Senior Credit Facility as of December 31, 2007. A second default event related to a commitment agreement by three partners to fund $15,000,000 by November 1, 2007, that was only partially funded. Hallwood Energy received a waiver from the New Lender for both of these default events in January 2008.

Senior Credit Facility borrowings have been included in current liabilities on the Partnership’s balance sheet at December 31, 2007, as the Partnership does not expect to maintain compliance with the required current and proved collateral coverage ratios during the year ended December 31, 2008, unless additional funds are raised through issuance of debt and equity instruments.

Hallwood Energy is in the process of seeking additional capital from external sources.

11.	SUPPLEMENTAL INFORMATION (UNAUDITED)

Capitalized costs relating to oil and gas producing activities at December 31, 2007 and 2006 were as follows:

	2007	2006

Unevaluated properties	$51,649,487	$150,289,300
Work-in-progress	24,201,477	29,179,694
Evaluated properties	283,429,304	28,285,497
Equipment and facilities	13,513,613	—

	372,793,881	207,754,491
Less accumulated depreciation, amortization, and impairment	(265,977,997)	(28,408,359)
Total	$106,815,884	$179,346,132

Costs incurred in connection with the acquisition, exploration, and development of the Partnership’s natural gas properties for the years ended December 31, 2007, 2006, and 2005, were as follows:

	2007	2006	2005

Acquisition of properties	$2,409,455	$111,244,664	$50,349,956
Exploration costs	50,936,029	64,690,902	6,101,177
Development costs	110,999,589	7,660,992	1,255,934

Total	$164,345,073	$183,596,558	$57,707,067

HALLWOOD ENERGY, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of operations from producing activities for the years ended December 31, 2007, 2006, and 2005, were as follows:

	2007	2006	2005

Natural gas revenues	$4,215,872	$774,046	$—
Oil revenues	118,364
Gathering revenues	426,782
Natural gas production expense	434,703	497,785
Depletion expense	14,232,523	312,108

Results from producing activities	$(9,906,208)	$(35,847)	$—

Average sales price of natural gas, per thousand cubic feet	$5.79	$7.03	$—

Proven reserves were established during 2007 and the principal sources of change in the standardized measure of discounted future net cash flows are as follows:

2007

Standardized measure — 1/1/2007	$—
Sales of oil and gas produced	(4,334,236)
Net changes in prices and production costs
Extensions and discoveries	21,924,536
Changes in future development costs
Development costs during the period
Revisions of previous quantity estimates
Purchase of reserves in place
Sale of reserves in place
Accretion of discount
Geological and geophysical

Standardized measure — 12/31/2007	$17,590,300

Presented below is a summary of changes in estimated reserves of Hallwood Energy for the year ended December 31, 2007:

	Gas	Oil
	MCF	MBO

Proved Reserves — January 1, 2007	—	—
Extensions, discoveries	7,096,450	1.46
Revisions
Production	(727,880)	(1.46)
Sales of reserves
Purchase of reserves
Proved Reserves — December 31, 2007	6,368,570
Proved developed reserves — January 1, 2007
Proved developed reserves — December 31, 2007	5,561,570

* * * * * *

THE HALLWOOD GROUP INCORPORATED AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description

3.4	Amendment to the Amended and Restated Bylaws of the Company, dated November 14, 2007, to permit the Company’s shares of stock to be uncertificated

10.20	Third Amendment to Second Amended and Restated Revolving Credit Loan and Security Agreement, dated as of December 12, 2007, by and among Key Bank National Association, Brookwood Companies Incorporated and certain Subsidiaries

10.23	Third Amendment to Limited Partnership Agreement of Hallwood Energy, L.P., dated as of May 24, 2007

21	Active subsidiaries of the Registrant as of February 29, 2008

23.1	Independent Registered Public Accounting Firm’s Consent, dated March 31, 2008

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002